Form 10-K/A
period 1996-12-31
PROTEIN DESIGN LABS INC/DE
filed 1997-03-10
CIK 882104

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

     In more recent findings, the pooled data from the two double-blind, controlled, randomized studies included a total of 535 evaluated patients, approximately half (267) of whom received Zenapax. There was one death within six months of transplant among patients receiving Zenapax as compared with 10 deaths that occurred among patients who did not receive Zenapax. Patient mortality at six months was 0.4% in Zenapax-treated patients and 3.7% in patients not receiving Zenapax. Graft loss at six months was 6.0% (16 grafts lost) in Zenapax-treated patients and 11.6% (31 grafts lost) in patients not receiving Zenapax.

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

     Leverage Patent Position. An important new aspect of PDL's business strategy is to obtain both near-term revenues and potential royalties by licensing limited rights under its issued humanized antibody patents and corresponding patent applications to other companies developing humanized antibodies. In December 1996 and February 1997, PDL entered into its first two such licensing agreements, with Sankyo Co., Ltd. ("Sankyo") and Biogen, Inc. ("Biogen"), respectively. The Company's patents are also helpful in inducing other companies to enter into collaborative relationships with the Company, in which PDL uses its proprietary technology to develop SMART antibodies based on promising murine antibodies developed by the other companies. PDL has entered into six such relationships, including four since December 1995. In addition to paying PDL license and other fees, in some cases the other companies have granted PDL options to obtain North American co-promotion rights.

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

     Kanebo. In February 1992, PDL and Kanebo entered into a product licensing agreement whereby Kanebo received an exclusive license to the SMART M195 Antibody for therapeutic uses in certain Asian countries including Japan in exchange for a licensing and signing fee, research funding, milestone payments and royalties on potential product sales. The research funding period under the agreement expired in September 1993. Also in September 1993 and May 1995, PDL entered into purchase agreements with Kanebo pursuant to which PDL sold Kanebo preclinical and clinical quantities of the SMART M195 Antibody. Kanebo is currently conducting a Phase I clinical trial of the SMART M195 Antibody in Japan.

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

     Mochida. In December 1995, PDL and Mochida Pharmaceutical Co., Ltd., ("Mochida") entered into a collaborative agreement providing for the humanization by PDL of a murine antibody that has potential for treating certain infectious diseases. To date, PDL has received a licensing and signing fee of $1 million and a milestone payment and can earn a further milestone payment and royalties on potential product sales of this compound by Mochida. In addition, PDL has an option to co-promote the compound in North America.

     Japanese Collaborator. In September 1996, PDL entered into a collaborative agreement with another Japanese company providing for the humanization by PDL of a murine antibody that has potential for treating cancer. PDL received a licensing and signing fee of $1 million and can earn milestone payments and royalties on potential product sales of this compound by the Japanese company. PDL also has an option to co-promote the compound in North America. The name of the Japanese company has not been disclosed.

     Sankyo. In December 1996, PDL entered into a patent license agreement with Sankyo pursuant to which PDL granted a worldwide, nonexclusive license under its humanized antibody patents to that company for an antibody to a specific target antigen. PDL received a $1 million licensing and signing fee and will receive royalties on potential product sales. The name of the antibody target has not been disclosed.

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

     Biogen. In February 1997, PDL entered into a patent license agreement with Biogen pursuant to which PDL granted a worldwide, nonexclusive license under its humanized antibody patents to that company for an antibody to a specific target antigen. PDL received a $1 million licensing and signing fee and will receive royalties on potential product sales. The name of the antibody target has not been disclosed.

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

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the validity and scope of claims in biotechnology patents, and courts have issued varying interpretations in the recent past, and legal standards concerning validity, scope and interpretation of claims in biotechnology patents may continue to evolve. Even issued patents may later be modified or revoked by the PTO, EPO or the courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries.

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

     In January and December 1996, PDL was issued patents by the European Patent Office ("EPO") and PTO, respectively. PDL believes the patent claims cover Zenapax and, based on its review of the scientific literature, most humanized antibodies. The terms of such patents continue until 2013 in the U.S. and 2009 in Europe, subject to possible patent term extensions. The EPO patent applies in the United Kingdom, Germany, France, Italy and eight other Western European countries. The EPO (but not PTO) procedures provide for a nine-month opposition period in which other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. The entire opposition process, including appeals, may take several years to complete, and during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. Eighteen notices of opposition to PDL's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The oppositions currently are being reviewed by the Company's patent counsel. PDL intends to vigorously defend the European and, if necessary, the U.S. patent; however there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and a diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

HUMAN RESOURCES

     As of December 31, 1996, PDL had 208 full-time employees, of whom 25 hold Ph.D. or M.D. degrees. Of the total, 72 employees were engaged in research and development, 35 in quality assurance and compliance, 17 in clinical and regulatory, 55 in manufacturing and 29 in general and administrative functions. PDL's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, virology, immunology, protein chemistry, computational chemistry and computer modeling. PDL's success will depend in large part on its ability to attract and retain skilled and experienced employees. PDL has not entered into employment agreements with its executives or key employees and maintains limited amounts of insurance on the lives of only two of its executive officers. None of PDL's employees are covered by a collective bargaining agreement, and PDL considers its relations with its employees to be good.

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

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the validity and scope of claims in biotechnology patents, and courts have issued varying interpretations in the recent past, and legal standards concerning validity, scope and interpretation of claims in biotechnology patents may continue to evolve. Even issued patents may later be modified or revoked by the PTO, EPO or the courts in proceedings instituted by third parties. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country and claim interpretation and infringement laws vary among countries, so the extent of any patent protection is uncertain and may vary in different countries.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent to a significant degree on its key management personnel. To be successful, the Company will have to retain its qualified clinical, manufacturing, scientific and management personnel. The Company does not have employment agreements with its key personnel and only maintains limited amounts of insurance on the lives of two of its executive officers. The Company faces competition for personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse effect on the business and financial condition of the Company.

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

      FUTURE REQUIREMENTS FOR SIGNIFICANT ADDITIONAL CAPITAL. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase significantly beyond current levels over at least the next two years as the Company expects to spend substantial funds in conducting clinical trials, to expand its research and development programs and to develop and expand its manufacturing capability. The Company's future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products, the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The inability of the Company to secure adequate funds on a timely basis could result in the delay or cancellation of programs that the Company might otherwise pursue and, in any event, could have a material adverse effect on the business and financial condition of the Company.

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the Company has a policy of accruing expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses are accrued as patients meeting the entry criteria in the clinical trial protocol are enrolled in and progress through the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.

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

        The increase in total research and development revenues in 1996 over the prior years was primarily attributable to an increase in up-front licensing and signing fees, and receipt of a milestone payment from Boehringer Mannheim in January 1996. Increased funding during 1995 and 1994 from Boehringer Mannheim was partially offset by reduced funding from Roche, whose funding arrangement ended in January 1995. Reimbursement funding under the agreement with Boehringer Mannheim ended in October 1996. The Company received $6.5 million in up-front licensing and signing fees and milestone payments in 1996, compared to $1.0 million and $2.5 million in 1995 and 1994 respectively. Of the amounts spent by the Company for research and development, $10.0 million in 1996, $10.4 million in 1995 and $9.2 million in 1994 represented third-party funded research and development activities (not including licensing fees, milestone payments and product sales).

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



                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1996           1995             1994
                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                          $(11,796,098)   $ (8,353,769)   $ (5,216,050)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                      3,241,775       2,533,448       2,164,512
    Other                                                466,496      (1,923,950)       (189,602)
  Changes in assets and liabilities:
    Other current assets                                (601,236)        377,090         373,163
    Accounts payable                                     391,520        (120,315)         (1,156)
    Accrued liabilities                                2,271,666         339,257         781,894
    Deferred revenue                                  (1,000,000)         91,667         166,666
                                                    ------------    ------------    ------------
Total adjustments                                      4,770,221       1,297,197       3,295,477
                                                    ------------    ------------    ------------
    Net cash used in operating activities             (7,025,877)     (7,056,572)     (1,920,573)

Cash flows from investing activities:
  Purchases of short and long term investments       (24,458,022)    (74,161,730)    (76,249,102)
  Maturities of short and long term investments       39,900,000      46,900,000      34,008,428
  Proceeds from sales of short and long term
    investments                                               --      36,348,806              --
  Capital expenditures                                (3,669,231)     (3,585,812)     (2,378,737)
  (Increase) decrease in other assets                     22,645        (659,467)         53,138
                                                    ------------    ------------    ------------
    Net cash provided by investing activities         11,765,392       4,841,797     (44,566,273)

Cash flows from financing activities:
  Principal payments on capital lease obligations           --           (24,971)        (49,469)
  Proceeds from issuance of capital stock              4,715,410       1,485,940      45,977,267
  Payments for repurchases of common stock                  --              --               (63)
                                                    ------------    ------------    ------------
    Net cash provided by financing activities          4,715,410       1,460,969      45,927,735
                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                          9,454,925        (753,806)       (559,111)

Cash and cash equivalents at beginning of year         4,686,259       5,440,065       5,999,176
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 14,141,184    $  4,686,259    $  5,440,065
                                                    ============    ============    ============
Supplemental disclosure of cash flow information
          Interest paid                             $       --      $      1,366    $      7,479
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

         Revenue Recognition Under Development Contracts

         Nonrefundable signing or licensing fee payments that are not dependent on future performance under collaborative agreements are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the quarters in which the related work is performed. Revenue from achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

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

         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the Company has a policy of accruing expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses are accrued as patients meeting the entry criteria in the clinical trial protocol are enrolled in and progress through the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. These estimates and assumptions could differ significantly from the amounts which may actually be realized.

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
                                                    ===========     ==========

          The Company has a policy of accruing expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses are accrued as patients meeting the entry criteria in the clinical trial protocol are enrolled in and progress through the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.



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

                                                          Available-for-Sale Securities
                                            ----------------------------------------------------------
                                                             Gross         Gross          Estimated
                                                          Unrealized    Unrealized          Fair
                                              Cost           Gains         Losses           Value
                                            ----------------------------------------------------------
            December 31, 1996

            Securities of the
            U.S. Government and
            its agencies                   $ 85,392,700    $ 132,900    $         --     $ 85,525,600
                                           ============    =========    ============     ============

            December 31, 1995

            Securities of the
            U.S. Government and
            its agencies                   $101,582,800    $ 796,400    $         --     $102,379,200
                                           ============    =========    ============     ============

            December 31, 1994

            Securities of the
            U.S. Government and
            its agencies                   $107,902,900    $ 166,600    $ (1,216,300)    $106,853,300
                                           ============    =========    ============     ============


         During 1996, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in 1996 were held to maturity. During 1995, certain available-for-sale securities were sold before maturity resulting in a realized gain of approximately $53,000. During 1994, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in 1994 were held to maturity. As of December 31, 1996, the maturities of short-term investments ranged from 1 month to 12 months, and maturities of long-term investments ranged from 13 months to 20 months.

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

9.  Subsequent Event

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
                                                 the Board of Directors

Jon S. Saxe  . . . . . . . . . . .       60      President and Director

Cary L. Queen, Ph. D.  . . . . . .       46      Senior Vice President, Vice President,
                                                 Research and Director

Christine Booker . . . . . . . . .       55      Vice President, Quality and Compliance

Douglas O. Ebersole  . . . . . . .       40      Vice President, Licensing and Corporate
                                                 Services, General Counsel and Secretary

Fred Kurland . . . . . . . . . . .       46      Vice President and Chief Financial Officer

Daniel J. Levitt, M.D., Ph.D.  . .       49      Senior Vice President, Clinical and
                                                 Regulatory Affairs

Mark D. Young, Ph.D. . . . . . . .       46      Vice President, Technical Operations

Stanley Falkow, Ph.D.(1) . . . . .       62      Distinguished Investigator (consultant) and
                                                 Director

Jurgen Drews, M.D.(2) . . . . . . .      63      Director

George M. Gould(1)(3) . . . . . . .      59      Director

Max Link, Ph.D.(3)  . . . . . . . .      56      Director

-------------

(1)   Member of the Audit Committee.
(2)   Dr. Drews joined the Board in February 1997.
(3)   Member of the Compensation Committee.

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

     Jurgen Drews, M.D. has been a director of the Company since February
1997. Dr. Drews has been President, Global Research for Roche since January 1996, and also serves as a member of the Executive Committee of the Roche Group. From January 1991 to December 1995, Dr. Drews served as President, International Research and Development and as a Member of the Executive Committee for Roche. Prior to that time Dr. Drews served as Chairman of the Research Board and Member of the Executive Committee for Roche from April 1986 to December 1990. Dr. Drews served as Head of International Pharmaceutical Research and Development for Sandoz Ltd. (now known as Novartis Ltd.) from January 1982 to July 1985. Dr. Drews is also a director of Genentech, Inc.

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

Name of Beneficial Owner or Group and Nature of    Amount of Beneficial   Percent of Common
Beneficial Ownership(1)                                  Ownership        Stock Outstanding
-------------------------------------------------------------------------------------------
Corange International Limited                            2,432,877              15.44%
22 Church Street
P.O. Box HM2026
Hamilton HM HX
Bermuda

LGT Asset Management, Inc.(2)                            1,989,500              12.62
Chancellor LGT Asset Management, Inc.
Chancellor LGT Trust Company
50 California St., 27th Floor
San Francisco, CA  94111

Hoffmann-La Roche Inc.                                   1,321,418               8.39
340 Kingsland Street
Nutley, NJ  07110

FMR Corp.(2)                                               860,300               5.46
82 Devonshire Street
Boston, MA  02109

Jurgen Drews, M.D.(3)                                    1,321,418               8.39

Cary L. Queen, Ph.D.(4)                                    881,750               5.54

Laurence Jay Korn, Ph.D.(5)                               853,949                5.36

Jon S. Saxe(6)                                            127,688                 *

Stanley Falkow, Ph.D.(7)                                   70,167                 *

Douglas O. Ebersole(8)                                     64,069                 *

Mark D. Young, Ph.D.(9)                                    36,228                 *

George M. Gould(10)                                         22,666                 *

Max Link, Ph.D.(11)                                        18,333                 *

Paul I. Nadler, M.D.(12)                                      250                 *

All directors and executive officers as a group         2,089,642               12.76%
(11 persons)(3,4,5,6,7,8,9,10,11,13)

---------------
 *  Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)  Based solely on information provided in Schedule 13G as filed with the SEC.

(3) Includes 1,321,418 shares held by Hoffmann-La Roche Inc. with respect to which Dr. Drews disclaims beneficial ownership.

(4) Includes 145,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996. Also includes 1,600 shares held in trusts for the benefit of certain of Dr. Queen's relatives with respect to which Dr. Queen disclaims beneficial ownership.

(5) Includes 181,250 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996. Also includes 12,067 shares held as separate property by Dr. Korn's spouse with respect to which Dr. Korn disclaims beneficial ownership.

(6) Includes 111,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996.

(7) Includes 25,167 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996.

(8) Includes 62,708 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996.

(9) Includes 35,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996.

(10) Includes 21,666 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996. Also includes 1,000 shares held for the benefit of Mr. Gould's daughter, with respect to which Mr. Gould disclaims beneficial ownership.

(11) Includes 2,500 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 1996.

(12) Dr. Nadler resigned as an officer and employee of the Company effective as of November 1, 1996.

(13) Includes all directors and officers who served in that capacity as of December 31, 1996 and includes 611,791 shares issuable upon the exercise of options beneficially owned by directors and officers which are currently, or which will become, exercisable within 60 days after December 31, 1996.


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

     Dr. Drews, an executive officer of Roche, joined the Company's Board of Directors in February 1997. The Company and Roche are parties to a number of agreements that had been entered into prior to the election of Dr. Drews to the Board of Directors. See "Business -- Collaborative and Licensing Arrangements."

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

                                       PROTEIN DESIGN LABS, INC.
                                       (Registrant)

                                       By:       /s/ LAURENCE JAY KORN
                                              -------------------------------
                                              Laurence Jay Korn,
                                              Chief Executive Officer
                                              and Chairperson of the Board
                                              of Directors

                                                      March 7, 1997
                                              --------------------------------
                                                           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title                            Date
---------                           --------------------------------------           ----
   /s/ LAURENCE JAY KORN            Chief Executive Officer and                March 7, 1997
----------------------------        Chairperson of the Board of Directors
(Laurence Jay Korn)                 (Principal Executive Officer)


   /s/ FRED KURLAND                 Vice President and                         March 7, 1997
----------------------------        Chief Financial Officer
(Fred Kurland)                      (Principal Accounting Officer)


   /s/ CARY L. QUEEN                Director                                   March 7, 1997
----------------------------
(Cary L. Queen)

                                    Director                                          , 1997
----------------------------
(George M. Gould)

   /s/ JON S. SAXE                  Director                                   March 7, 1997
-----------------------------
(Jon S. Saxe)

   /s/ STANLEY FALKOW               Director                                   March 7, 1997
-----------------------------
(Stanley Falkow)

                                    Director                                          , 1997
-----------------------------
(Max Link)

                                    Director                                          , 1997
-----------------------------
(Jurgen Drews)


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