Form 10-K/A
period 1996-12-31
PROTEIN DESIGN LABS INC/DE
filed 1997-03-18
CIK 882104

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                  FORM 10-K/A


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


     Sankyo. In December 1996, PDL entered into a patent license agreement with Sankyo pursuant to which PDL granted a worldwide, nonexclusive license under its humanized antibody patents to that company for an antibody to a specific target antigen. PDL received a $1 million licensing and signing fee and can receive royalties on potential product sales. The name of the antibody target has not been disclosed.


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


     Biogen. In February 1997, PDL entered into a patent license agreement with Biogen pursuant to which PDL granted a worldwide, nonexclusive license under its humanized antibody patents to that company for an antibody to a specific target antigen. PDL received a $1 million licensing and signing fee and can receive royalties on potential product sales. The name of the antibody target has not been disclosed.


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

HUMAN RESOURCES



    As of December 31, 1996, PDL had 208 full-time employees, of whom 25 hold Ph.D. or M.D. degrees. Of the total, 72 employees were engaged in research and development, 35 in quality assurance and compliance, 17 in clinical and regulatory, 55 in manufacturing and 29 in general and administrative functions. PDL's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, virology, immunology, protein chemistry, computational chemistry and computer modeling. PDL's success will depend in large part on its ability to attract and retain skilled and experienced employees. PDL has not entered into employment agreements with its executives or key employees and maintains limited amounts of insurance of which the Company is the beneficiary on the lives of only two of its executive officers. None of PDL's employees are covered by a collective bargaining agreement, and PDL considers its relations with its employees to be good.


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



     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent to a significant degree on its key management personnel. To be successful, the Company will have to retain its qualified clinical, manufacturing, scientific and management personnel. The Company does not have employment agreements with its key personnel and only maintains limited amounts of insurance of which the Company is the beneficiary on the lives of two of its executive officers. The Company faces competition for personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, and its failure to do so could have a material adverse effect on the business and financial condition of the Company.


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



        The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the Company has a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.

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


        The increase in total research and development revenues in 1996 over the prior years was primarily attributable to an increase in up-front licensing and signing fees, and receipt of a milestone payment from Boehringer Mannheim in January 1996. Increased funding during 1995 and 1994 from Boehringer Mannheim was partially offset by reduced funding from Roche, whose funding arrangement ended in January 1995. Reimbursement funding under the agreement with Boehringer Mannheim ended in October 1996. The Company received $6.5 million in up-front licensing and signing fees and milestone payments in 1996 (of which $5.0 million is included in Research and development revenue--other), compared to $1.0 million and $2.5 million in 1995 and 1994 respectively. Of the amounts spent by the Company for research and development, $10.0 million in 1996, $10.4 million in 1995 and $9.2 million in 1994 represented third-party funded research and development activities (not including licensing fees, milestone payments and product sales).


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



        Research and development expenses in 1996 increased to $28.8 million from $20.8 million in 1995 and $16.4 million in 1994, primarily as a result of the Company's conducting additional development efforts independently and under its agreements with its collaborative partner, Boehringer Mannheim. These expenses included the addition of staff, the initiation, continuation and termination of clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities including support for both clinical development and manufacturing process development, and higher costs in the expanded operation of the manufacturing facility.

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



                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                              YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1996           1995             1994
                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                          $(11,796,098)   $ (8,353,769)   $ (5,216,050)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                      3,241,775       2,533,448       2,164,512
    Other                                                466,496      (1,923,950)       (189,602)
  Changes in assets and liabilities:
    Other current assets                                (601,236)        377,090         373,163
    Accounts payable                                     391,520        (120,315)         (1,156)
    Accrued liabilities                                2,271,666         339,257         781,894
    Deferred revenue                                  (1,000,000)         91,667         166,666
                                                    ------------    ------------    ------------
Total adjustments                                      4,770,221       1,297,197       3,295,477
                                                    ------------    ------------    ------------
    Net cash used in operating activities             (7,025,877)     (7,056,572)     (1,920,573)

Cash flows from investing activities:
  Purchases of short and long term investments       (24,458,022)    (74,161,730)    (76,249,102)
  Maturities of short and long term investments       39,900,000      46,900,000      34,008,428
  Proceeds from sales of short and long term
    investments                                               --      36,348,806              --
  Capital expenditures                                (3,699,231)     (3,585,812)     (2,378,737)
  (Increase) decrease in other assets                     22,645        (659,467)         53,138
                                                    ------------    ------------    ------------
    Net cash provided by investing activities         11,765,392       4,841,797     (44,566,273)

Cash flows from financing activities:
  Principal payments on capital lease obligations           --           (24,971)        (49,469)
  Proceeds from issuance of capital stock              4,715,410       1,485,940      45,977,267
  Payments for repurchases of common stock                  --              --               (63)
                                                    ------------    ------------    ------------
    Net cash provided by financing activities          4,715,410       1,460,969      45,927,735
                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                          9,454,925        (753,806)       (559,111)

Cash and cash equivalents at beginning of year         4,686,259       5,440,065       5,999,176
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year            $ 14,141,184    $  4,686,259    $  5,440,065
                                                    ============    ============    ============
Supplemental disclosure of cash flow information
          Interest paid                             $       --      $      1,366    $      7,479
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

         Cash Equivalents, Investments and Concentration of Credit Risk


         The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. The Company places its cash and short-term and long-term investments with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies, and by policy, limits the amount of credit exposure in any one financial instrument. To date, the Company has not experienced credit losses on investments in these instruments.

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

         Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the Company has a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. These estimates and assumptions could differ significantly from the amounts which may actually be realized.

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

         Corange/Boehringer Mannheim

         In October 1993, Corange International Limited ("Corange") entered into a strategic alliance with the Company pursuant to a stock purchase agreement, standstill agreement, registration rights agreement and a joint development, marketing and licensing agreement (the "Agreements"). Under the equity agreement, Corange invested $30 million through the purchase of 1.2 million newly issued shares of common stock at a price of $25 per share in December 1993, and an additional $45 million through the purchase of approximately 1.233 million newly issued shares of common stock at a price of $36.50 per share in December 1994. Under the license agreement, Corange acquired exclusive marketing and co-promotion rights to certain of the Company's potential products for certain territories. Corange and the Company have also agreed to negotiate future agreements under which each party would manufacture and supply to the other certain of these potential products. All funds paid to the Company by Corange are non-refundable. The Agreements contain no buyback provisions and the transfer of research and development risk was substantive. In 1994 and 1995, Corange and the Company agreed to amend certain of these agreements to provide for, among other matters, the termination of Corange's rights to certain of the Company's preclinical products, the assignment of the joint development, marketing and license agreement to Corange's affiliate, Boehringer Mannheim, the assumption by each party of primary responsibility for clinical development and manufacturing for specific products, the termination of certain milestone payments to the Company with respect to particular products, the reimbursement to Boehringer Mannheim by the Company up to a limited amount of certain costs with respect to clinical trials to be conducted by Boehringer Mannheim, if certain conditions are met, and the termination of certain restrictions on Corange's ability to sell its equity investment in the Company.


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
                                                    ===========     ==========


          The Company has a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.


          In 1996, the Company accrued approximately $1.1 million of estimated expenses following the halt of a clinical study of one of its compounds based on lack of evidence of efficacy. The amount accrued was based on estimates provided by the government-sponsored organization conducting the clinical trial to cover patient follow-up examinations and data reports for the study, continued treatment for patients in the study on other drugs and other non-cancellable commitments incurred in connection with the study.



4.    Commitments

         The Company occupies leased facilities under agreements that expire in 1998, 2000 and 2004. The Company also has leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $1,343,000, $1,328,000 and $1,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         At December 31, 1996 the total future minimum non-cancelable payments under these agreements are approximately as follows:

                 1997                                                 $1,359,000
                 1998                                                  1,214,000
                 1999                                                  1,297,000
                 2000                                                  1,309,000
                 2001                                                    383,000
                 Thereafter                                              830,000
                                                                      ----------


                      Total                                           $6,392,000

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

8.  Legal Proceedings


         The Company is involved in administrative opposition proceedings being conducted by the EPO with respect to its European patent relating to humanized antibodies. Eighteen oppositions have been filed with respect to the issuance of the patent to the Company in January 1996. The oppositions argue that the patent was incorrectly granted and should be withdrawn or limited. Other than such administrative proceedings, the Company is not a party to any material administrative or legal proceedings. The Company believes that the outcome of these opposition proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company. However, if such outcome were to be unfavorable, the Company's ability to license its patents relating to humanized antibodies may be materially adversely affected which could in the future have a material adverse effect on the Company's results of operations, cash flows and financial position.


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


     Jurgen Drews, M.D., has been a director of the Company since February 1997. Dr. Drews has been President, Global Research for Roche since January 1996, and also serves as a member of the Executive Committee of the Roche Group. From January 1991 to December 1995, Dr. Drews served as President, International Research and Development and as a Member of the Executive Committee for Roche. Prior to that time Dr. Drews served as Chairman of the Research Board and Member of the Executive Committee for Roche from April 1986 to December 1990. Dr. Drews served as Head of International Pharmaceutical Research and Development for Sandoz Ltd. (now known as Novartis Ltd.) from January 1982 to July 1985. Dr. Drews is also a director of Genentech, Inc.


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



Name of Beneficial Owner or Group and Nature of    Amount of Beneficial   Percent of Common
Beneficial Ownership(1)                                  Ownership        Stock Outstanding
-------------------------------------------------------------------------------------------
Corange International Limited                            2,432,877              15.44%
22 Church Street
P.O. Box HM2026
Hamilton HM HX
Bermuda

LGT Asset Management, Inc.(2)                            1,989,500              12.62
Chancellor LGT Asset Management, Inc.
Chancellor LGT Trust Company
50 California St., 27th Floor
San Francisco, CA  94111

Hoffmann-La Roche Inc.                                   1,321,418               8.39
340 Kingsland Street
Nutley, NJ  07110

FMR Corp.(2)                                               860,300               5.46
82 Devonshire Street
Boston, MA  02109

Jurgen Drews, M.D.(3)                                    1,321,418               8.39

Cary L. Queen, Ph.D.(4)                                    881,750               5.54

Laurence Jay Korn, Ph.D.(5)                               853,949                5.36

Jon S. Saxe(6)                                            127,688                 *

Stanley Falkow, Ph.D.(7)                                   70,167                 *

Douglas O. Ebersole(8)                                     64,069                 *

Mark D. Young, Ph.D.(9)                                    36,228                 *

George M. Gould(10)                                         22,666                 *

Max Link, Ph.D.(11)                                        18,333                 *

Paul I. Nadler, M.D.(12)                                      250                 *

All directors and executive officers as a group         2,089,642               12.76%
(11 persons)(4,5,6,7,8,9,10,11,13)


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



(13) Includes all directors and officers who served in that capacity as of December 31, 1996 and includes 611,791 shares issuable upon the exercise of options beneficially owned by directors and officers which are currently, or which will become, exercisable within 60 days after December 31, 1996. Does not include shares beneficially owned by Dr. Drews who joined the Board in February 1997.



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

                                       PROTEIN DESIGN LABS, INC.
                                       (Registrant)

                                       By:       /s/ LAURENCE JAY KORN
                                              -------------------------------
                                              Laurence Jay Korn,
                                              Chief Executive Officer
                                              and Chairperson of the Board
                                              of Directors


                                                      March 17, 1997
                                              --------------------------------
                                                           Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title                            Date
---------                           --------------------------------------           ----
   /s/ LAURENCE JAY KORN            Chief Executive Officer and                March 17, 1997
----------------------------        Chairperson of the Board of Directors
(Laurence Jay Korn)                 (Principal Executive Officer)


   /s/ FRED KURLAND                 Vice President and                         March 17, 1997
----------------------------        Chief Financial Officer
(Fred Kurland)                      (Principal Accounting Officer)


   /s/ CARY L. QUEEN                Director                                   March 17, 1997
----------------------------
(Cary L. Queen)

                                    Director                                          , 1997
----------------------------
(George M. Gould)

   /s/ JON S. SAXE                  Director                                   March 17, 1997
-----------------------------
(Jon S. Saxe)

   /s/ STANLEY FALKOW               Director                                   March 17, 1997
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

10.39(1)   Amendment No. 3 to Lease Agreement between the Company and St. Paul
           Properties, effective as of  November 27, 1996.

24.1(1)    Consent of Ernst & Young LLP, Independent Auditors.

27.1(1)    Financial Data Schedule.


------------------
 *  Management contract or compensatory plan or arrangement.


(1) Previously filed.