Form 10-Q
period 1997-03-31
PROTEIN DESIGN LABS INC/DE
filed 1997-05-14
CIK 882104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended  March 31, 1997

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

                          Yes [X]              No [ ]


       As of March 31, 1997, there were 18,120,251 shares of the Registrant's Common Stock outstanding.

                            PROTEIN DESIGN LABS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                       Page No.
ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations
Three months ended March 31, 1997 and 1996                                    3

Balance Sheets
March 31, 1997 and December 31, 1996                                          4

Statements of Cash Flows
Three months ended March 31, 1997 and 1996                                    5

Notes to Unaudited Financial Statements                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 9

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION - RISK FACTORS                                   11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    21

Signatures                                                                   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three months Ended March 31,
                                                              1997            1996
                                                          ------------    ------------
Revenues:
  Research and development revenue under
   agreements with third parties                          $  2,291,074    $  4,000,000
    ($0 and $4,000,000 from related parties in 1997
    and 1996, respectively)
  Interest and other income                                  1,593,864       1,548,421
                                                          ------------    ------------
    Total revenues                                           3,884,938       5,548,421

Costs and expenses:
  Research and development                                   6,503,614       6,471,347
  General and administrative                                 1,470,786       1,276,603
                                                          ------------    ------------
    Total costs and expenses                                 7,974,400       7,747,950
                                                          ------------    ------------
Net loss                                                  $ (4,089,462)   $ (2,199,529)
                                                          ============    ============
Net loss per share                                        $      (0.26)   $      (0.14)
                                                          ============    ============
Shares used in computation of net loss
 per share                                                  16,000,000      15,506,000


                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS


                                                   March 31,       December 31,
                                                     1997              1996
                                                 -------------    -------------
                                                  (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                      $  69,836,079    $  14,141,184
  Short-term investments                            59,841,987       64,050,165
  Other current assets                               2,196,571        1,249,772
                                                 -------------    -------------
    Total current assets                           131,874,637       79,441,121
Property and equipment, net                          8,680,702        8,589,555
Long-term investments                               34,216,558       21,475,483
Other assets                                           865,374          825,246
                                                 -------------    -------------
                                                 $ 175,637,271    $ 110,331,405
                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $   1,063,308    $   1,029,157
  Accrued compensation                                 617,907          635,729
  Accrued clinical trials                            1,855,522        1,843,206
  Other accrued liabilities                          1,885,567        1,711,663
                                                 -------------    -------------
    Total current liabilities                        5,422,304        5,219,754


Stockholders' equity:
  Preferred stock, par value $0.01 per share,
   10,000,000 shares authorized; no
    shares issued and outstanding                           --               --
  Common stock, par value $0.01 per share,
    40,000,000 shares authorized;
    18,120,251 and 15,759,089 issued
    and outstanding at March 31, 1997 and
    December 31, 1996, respectively                    181,203          157,591
  Additional paid-in capital                       209,789,391      140,328,297
  Accumulated deficit                              (39,596,616)     (35,507,154)
  Unrealized (loss) gain on investments               (159,011)         132,916
                                                 -------------    -------------
    Total stockholders' equity                     170,214,967      105,111,650
                                                 -------------    -------------
                                                 $ 175,637,271    $ 110,331,404
                                                 =============    =============



                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)


                                                            Three months ended March 31,
                                                               1997             1996
                                                          -------------    -------------
Cash flows from operating activities:
      Net loss                                            $  (4,089,462)   $  (2,199,529)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                         789,072          767,677
          Changes in assets and liabilities:
            Other current assets                               (946,798)        (439,787)
            Accounts payable                                     34,151         (128,404)
            Accrued liabilities                                 168,399          (10,811)
            Interest receivables                                (91,261)        (214,680)
                                                          -------------    -------------
      Total adjustments                                         (46,437)         (26,005)
                                                          -------------    -------------
            Net cash used in operating activities            (4,135,899)      (2,225,534)

Cash flows from investing activities:
      Purchases of short- and long-term investments         (22,821,656)      (9,971,522)
      Maturities of short- and long-term investments         14,050,000       10,000,000
      Capital expenditures                                     (842,127)        (748,042)
      Increase in other assets                                  (40,128)         (80,000)
                                                          -------------    -------------
            Net cash used in investing activities            (9,653,911)        (799,564)

Cash flows from financing activities:
      Net proceeds from issuance of common stock             69,484,705        2,013,887
                                                          -------------    -------------
            Net cash provided by financing activities        69,484,705        2,013,887

Net increase/decrease in cash and cash equivalents           55,694,895       (1,011,211)

Cash and cash equivalents at beginning of period             14,141,184        4,686,259
                                                          -------------    -------------
Cash and cash equivalents at end of period                $  69,836,079    $   3,675,048
                                                          =============    =============


                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.     Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, signing and licensing fees and milestone payments from pharmaceutical companies under collaborative research and development agreements and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first quarter of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future quarters.

While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenue due under these agreements. Although the Company anticipates entering into new relationships from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels commensurate with the non-royalty revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical and clinical activities, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on Zenapax sales, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

Basis of Presentation and Responsibility for Interim Financial Statements

The balance sheet as of March 31, 1997 and the statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

Revenue Recognition Under Development Contracts

Nonrefundable signing or licensing fee payments that are not dependent on future performance under agreements with third parties are recognized as revenue when received. Payments for research and development performed by the Company under contractual arrangements are recognized as revenue ratably over the quarter in which the related work is performed. Revenue from achievement of milestone events is recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options are included in the computation (using the treasury stock method) when their effect is dilutive.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the old and new requirements, there would be no change with respect to primary earnings per share and fully diluted earnings per share for the quarters ended March 31, 1996 and March 31, 1997 since the Company had losses in those periods and the dilutive effects of stock options under these methods do not apply.

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

Pursuant to its agreement with Boehringer Mannheim, the Company may be required to reimburse Boehringer Mannheim up to $2.0 million for certain Phase II studies of OST 577 in the event that certain conditions are met. The Company has estimated and recorded a liability related to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

OVERVIEW

     Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development and licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first quarter of 1997, which included several non-recurring payments in connection with new licensing agreements, may not be indicative of revenues in future quarters.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     The Company's total revenues for the three months ended March 31, 1997 were $3.9 million, as compared to $5.5 million in 1996. Research and development revenues from signing and patent licensing fees were $2.3 million in the first quarter in 1997. In the comparable period of 1996, the Company received research and development reimbursement funding and milestone payments of $4.0 million. Interest and other income of $1.6 million in the first quarter of 1997 approximately equaled the year-earlier period.

     The Company's research and development revenues under agreements with third parties primarily consisted of signing and licensing fees, research and development reimbursement funding and milestone payments. Research and development revenues for the three months ended March 31, 1997 consisted of signing and patent licensing fees from three unrelated parties compared to none in the same period in 1996. In the 1996 first quarter, all $4.0 million of such revenues were from a related party, Boehringer Mannheim

GmbH ("Boehringer Mannheim"), including $3.0 million under a research and development funding commitment that expired as scheduled in October 1996.

     Total costs and expenses for the three months ended March 31, 1997 increased to $8.0 million from $7.7 million in the comparable period in 1996. The increase in costs and expenses was primarily due to increases in staffing and related expenses.

     Research and development expenses for the three months ended March 31, 1997 of $6.5 million approximately equaled the amount in the comparable period in 1996. Although research and development expenses did not increase significantly from the prior period, the 1997 expenses included fewer clinical trial expenses as the Company terminated its CMV retinitis clinical trials and completed enrollment in its CMV bone marrow transplantation clinical trial in 1996. These expenses also included the addition of staff, the continuation of other clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and higher costs in the expanded operation of the manufacturing facility.

     General and administrative expenses for the three months ended March 31, 1997 increased to $1.5 million from $1.3 million in the comparable period in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through public and private placements of equity, research and development revenue and interest income on invested capital. At March 31, 1997, the Company had cash, cash equivalents and investments in the aggregate of $163.9 million, compared to $99.7 million at December 31, 1996. This increase is primarily attributable to the completion of a follow-on public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997. The net proceeds of this offering to the Company were $68.2 million.

     Pursuant to its agreement with Boehringer Mannheim, the Company may be required to reimburse Boehringer Mannheim up to $2.0 million for Phase II studies and up to $8.8 million for Phase III studies of OST 577 in the event certain conditions are met.

     Net cash used in operating activities was approximately $4.1 million for the three months ended March 31, 1997 compared to $2.2 million for the comparable period in 1996. The Company's future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the ability of the Company's collaborative partners to obtain regulatory approval and successfully manufacture and market the Company's products; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION - RISK FACTORS

     This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth under "Risk Factors" and elsewhere in this document and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products and to devote significant resources to preclinical studies, clinical trials, and manufacturing. As of March 31, 1997, the Company had accumulated net losses of approximately $39.6 million. To date, the Company has not received regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain and in some cases controlled by the Company's collaborators. No assurance can be given that the Company's, or any of its collaborative partners', product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality, or that any approved products can be successfully marketed.

     The Company has not generated any material revenues from product sales or royalties from licenses to the Company's technology, and potential products that may be marketed by the Company, if any, are not expected to be approved for marketing for at least the next several years. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular humanization agreements. For example, revenues for the first quarter of 1997, which included several non-recurring payments in connection with new humanization licensing agreements, may not be indicative of revenues in future quarters. While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenue due under these collaborations. Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical, clinical and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on Zenapax sales, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications, and as the Company invests in research or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market its potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

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

     The Company and a number of other companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier-stage trials. For example, in June 1995, Roche Holding Ltd and its subsidiary Hoffmann-La Roche Inc. ("Roche") and the Company announced the results of a Phase II/III clinical trial using the Company's SMART Anti-Tac Antibody, Zenapax, for the prevention of graft-versus-host disease ("GvHD"). The analysis of this data led Roche to conclude that Zenapax was not effective in reducing the incidence of GvHD in the patient population studied. In addition, in August 1996, the Company announced the halt of a Phase II/III clinical trial using PROTOVIR for treatment of CMV retinitis in AIDS patients conducted by the National Eye Institute ("NEI SOCA") due to lack of evidence of efficacy. Based on the findings and actions in the above study, enrollment in a Phase II clinical trial for treatment of CMV retinitis in AIDS patients conducted by the National Institute of Allergy and Infectious Disease was suspended, and the trial was subsequently terminated.

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

     The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. In this regard, the Company has, at times, experienced difficulty in its continuing relationship with Boehringer Mannheim GmbH ("Boehringer Mannheim") due to a number of factors, including disagreements regarding reimbursement for certain costs related to and the timing of the initiation and design of certain proposed clinical trials involving the development of certain products licensed to Boehringer Mannheim, particularly OST 577.

     In addition, certain collaborative partners have developed and may be developing competitive products that may result in delay or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained if the potentially competitive product were not under development or being marketed. For example, Roche controls the development of Zenapax, the most advanced of the Company's products in development, and the Company is dependent upon the resources and activities of Roche to pursue commercialization of Zenapax in order for the Company to achieve milestones or royalties from the development of this product. There can be no assurance that Roche will proceed to bring this product to market in a rapid and timely manner, if at all, or if marketed, that other independently developed products of Roche (including CellCept(R)) or others will not compete with or prevent Zenapax from achieving meaningful sales. Also, Roche has stated that it plans to conduct or support other clinical trials of Zenapax in autoimmune indications. There can be no assurance that Roche will continue or pursue additional clinical trials in these indications or that, even if the additional clinical trials are completed, Zenapax will be shown to be safe and efficacious, or that the trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

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

    The Company is aware that Celltech Limited ("Celltech") has been granted a patent by the EPO covering certain humanized antibodies, which PDL has opposed, and Celltech announced in September 1996 that it had received a notice of allowance of a corresponding U.S. patent (the "U.S. Adair Patent"). There can be no assurance that the claims in the European patent or, if issued, the U.S. patent would not be interpreted to cover any or all of PDL's SMART antibodies or be competitive with or conflict with claims in PDL's patents or patent applications. If the U.S. Adair Patent issues and if it or any corresponding international patent is determined to be valid and to cover any of PDL's SMART antibodies, there can be no assurance that PDL would be able to obtain a license on commercially reasonable terms, if at all. If the claims of the U.S. Adair Patent conflict with claims in PDL's patents or patent applications, there can be no assurance that an interference would not be declared by the PTO, which could take several years to resolve and could involve significant expense to the Company. Also, such conflict could prevent issuance of patents to PDL relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of PDL's patents, if issued. Moreover, uncertainty as to the validity or scope of patents issued to PDL relating generally to humanization of antibodies may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

    Also, Genentech has patents in the U.S. and Europe that relate to chimeric antibodies. Such European patent was revoked in May 1997 in connection with European opposition proceedings. Genentech may choose to appeal that ruling and, if so, revocation of the European patent would be stayed pending resolution of the appeal. If Genentech were to assert that the Company's SMART antibodies infringe these patents, PDL may have to choose whether to seek a license or to challenge in court the validity of such patents or Genentech's claim of infringement. There can be no assurance that PDL would be successful in either obtaining such a license on commercially reasonable terms, if at all, or that it would be successful in such a challenge of the Genentech patents, and the failure to do so would have a material adverse effect on the business and financial condition of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits

Number                                                                          Page
------                                                                          ----

10.1      Amendment No. 2 to Amended and Restated Agreement                      23
          between the Company and Sloan-Kettering Institute for
          Cancer Research dated January 2, 1997

10.2* Outside Directors Stock Option Plan together with form of nonqualified stock option agreement, as amended effective February 6, 1997

10.3      Lease agreement between the Company and John Arrillaga,
          Trustee or his Successor Trustee, et. al. dated February 20, 1997.

11.1      Statement of Computation of Earnings Per Share



(b) No Reports on From 8-K were filed during the quarter ended March 31, 1997.

*Management contract or compensation plan or arrangement

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:  May 13, 1997


                                     PROTEIN DESIGN LABS, INC.
                                     (Registrant)


                                     /S/ Laurence Jay Korn
                                     -------------------------------------------
                                     Laurence Jay Korn
                                     Chief Executive Officer, Chairperson
                                     of the Board of Directors
                                     (Principal Executive Officer)


                                     /S/ Fred Kurland
                                     -------------------------------------------
                                     Fred Kurland
                                     Chief Financial Officer
                                     (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                               Description
--------                             -----------
   10.1     Amendment No. 2 to Amended & Restated Agreement between the Company
            & Sloan-Kettering

   10.2     Outside Directors Stock Option Plan

   10.3 Lease Agreement between the Company and John Arrillaga, Trustee, or his successor as trustee, et. al., dated February 20, 1997

   11.1     Statement of Computation of Earnings per Share

   27       Financial Data Schedule