Form 10-Q
period 1997-06-30
PROTEIN DESIGN LABS INC/DE
filed 1997-08-14
CIK 882104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

           Yes [ X ]                                     No [   ]


            As of June 30, 1997, there were 18,134,038 shares of the
                     Registrant's Common Stock outstanding.

                            PROTEIN DESIGN LABS, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                                                                         Page No.
ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations                                                                                                    3
Three months ended June 30, 1997 and 1996
Six months ended June 30, 1997 and 1996

Balance Sheets                                                                                                              4
June 30, 1997 and December 31, 1996

Statements of Cash Flows                                                                                                    5
Six months ended June 30, 1997 and 1996

Notes to Unaudited Financial Statements                                                                                     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                                            9
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                      PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - RISK FACTORS                                                                                   12


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                   22

Signatures                                                                                                                  23

                          PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three months ended June 30,    Six months ended June 30,
                                                              1997            1996            1997             1996
                                                           ------------    ------------    ------------    ------------
Revenues:
  Research and development revenue under
    agreements with third parties
     ($0.0M for the three and six month periods ended
     June 30, 1997, and $3.0M and $7.0M for the three
     and six months periods ended June 30, 1996,
     from a related party)                                  $ 2,500,000    $  3,500,000    $  4,791,074    $  7,500,000


  Interest and other income                                   2,528,260       1,527,741       4,122,124       3,076,162
                                                           ------------    ------------    ------------    ------------
    Total revenues                                            5,028,260       5,027,741       8,913,198      10,576,162

Costs and expenses:
  Research and development                                    6,308,931       7,155,596      12,812,546      13,626,943
  General and administrative                                  1,550,541       1,349,721       3,021,326       2,626,324
                                                           ------------    ------------    ------------    ------------
    Total costs and expenses                                  7,859,472       8,505,317      15,833,872      16,253,267
                                                           ------------    ------------    ------------    ------------
Net loss                                                   $ (2,831,212)   $ (3,477,576)   $ (6,920,674)   $ (5,677,105)
                                                           ============    ============    ============    ============
Net loss per share                                         $      (0.16)   $      (0.22)   $      (0.41)   $      (0.37)
                                                           ============    ============    ============    ============
Weighted average common shares outstanding                   18,128,000      15,597,000      17,064,000      15,552,000
                                                           ============    ============    ============    ============

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS

                                                                                    June 30,       December 31,
                                                                                      1997            1996
                                                                                 -------------    -------------
                                                                                  (unaudited)
                                                    ASSETS

Current assets:
  Cash and cash equivalents                                                      $  28,960,083     $ 14,141,184
  Short-term investments                                                            44,045,740       64,050,165
  Other current assets                                                               1,130,440        1,249,772
                                                                                 -------------    -------------
    Total current assets                                                            74,136,263       79,441,121
Property and equipment, net                                                          8,988,620        8,589,555
Long-term investments                                                               88,822,212       21,475,483
Other assets                                                                         1,017,861          825,246
                                                                                 -------------    -------------
                                                                                 $ 172,964,956    $ 110,331,405
                                                                                 =============    =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $     475,954     $  1,029,157
  Accrued compensation                                                                 630,725          635,729
  Accrued clinical trials                                                            1,729,310        1,843,206
  Other accrued liabilities                                                          1,963,740        1,711,663
                                                                                 -------------    -------------
    Total current liabilities                                                        4,799,729        5,219,755

Stockholders' equity:
  Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; no
    shares issued and outstanding                                                           --               --
  Common stock, par value $0.01 per share, 40,000,000 shares authorized;
    18,134,038 and 15,759,089 issued and outstanding at June 30, 1997, and
    December 31, 1996, respectively                                                    181,343          157,591
  Additional paid-in capital                                                       210,022,779      140,328,297
  Accumulated deficit                                                              (42,427,828)     (35,507,154)
  Unrealized loss on investments                                                       388,933          132,916
                                                                                 -------------    -------------
    Total stockholders' equity                                                     168,165,227      105,111,650
                                                                                 -------------    -------------
                                                                                 $ 172,964,956    $ 110,331,405
                                                                                 =============    =============

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)

                                                                       Six months ended June 30,
                                                                        1997               1996
                                                                    -------------      -------------
Cash flows from operating activities:
      Net loss                                                      $  (6,920,674)     $  (5,677,105)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                 1,567,162          1,568,703
          Other                                                          (983,925)            28,509
          Changes in assets and liabilities:
            Other current assets                                          139,332           (277,561)
            Accounts payable                                             (553,203)              (932)
            Accrued liabilities                                           133,179                548
                                                                    -------------      -------------
      Total adjustments                                                   302,545          1,319,267
                                                                    -------------      -------------
            Net cash used in operating activities                      (6,618,129)        (4,357,838)

Cash flows from investing activities:
      Purchases of short and long term investments                   (182,219,026)       (20,965,288)
      Maturities of short and long term investments                   136,050,000         25,000,000
      Capital expenditures                                             (1,899,565)        (1,413,446)
      Increase in other assets                                           (212,615)           (80,000)
                                                                    -------------      -------------
            Net cash provided by (used in) investing activities       (48,281,206)         2,541,266

Cash flows from financing activities:
      Net proceeds from issuance of common stock                       69,718,234          2,475,440
                                                                    -------------      -------------
            Net cash provided by financing activities                  69,718,234          2,475,440

Net increase in cash and cash equivalents                              14,818,899            658,868

Cash and cash equivalents at beginning of period                       14,141,184          4,686,259
                                                                    -------------      -------------
Cash and cash equivalents at end of period                          $  28,960,083      $   5,345,127
                                                                    =============      =============

                                          See accompanying notes


                           PROTEIN DESIGN LABS, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

   1.      Summary of Significant Accounting Policies

   Organization and Business

   Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, signing and licensing fees and milestone payments from pharmaceutical companies under collaborative research and development agreements and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first six months of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future periods.

   While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenue due under these agreements. Although the Company anticipates entering into new relationships from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels commensurate with the non-royalty revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical and clinical activities, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on Zenapax(R) sales or sales of other licensed products under the Company's patents, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new research programs, new headquarters and additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in continuing research or acquires additional technologies, product candidates or businesses.

   Basis of Presentation and Responsibility for Interim Financial Statements

   The balance sheet as of June 30, 1997 and the statements of operations and cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1996. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

   New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the old and new requirements, there would be no change with respect to primary earnings per share and fully diluted earnings per share for the quarters ended June 30, 1997 and June 30, 1996 since the Company had losses in those periods and the dilutive effects of stock options under these methods do not apply.

   Management Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, the Company has a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. These estimates and assumptions could differ significantly from the amounts which may actually be realized.

   Pursuant to its agreement with Boehringer Mannheim GmbH ("Boehringer Mannheim"), the Company may be required to reimburse Boehringer Mannheim up to $2.0 million for certain Phase II studies of OST 577 in the event that certain conditions are met. The Company has estimated and recorded a liability related to this agreement.


2.      Subsequent Event

   In July 1997, the Company entered into a lease agreement for a term of approximately twelve years to lease approximately 90,000 square feet of research and development and general office space in Fremont, California. The Company plans to relocate its California headquarters to this facility in 1998.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1996.

   OVERVIEW

      Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development and licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first six months of 1997, which included several non-recurring payments in connection with new licensing agreements, may not be indicative of revenues in future periods.

   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

      The Company's total revenues for the three months ended June 30, 1997 were $5.0 million compared with total revenues of $5.0 million for the three months ending June 30, 1996. Research and development revenues from milestone payments were $2.5 million in the second quarter in 1997. In the comparable period of 1996, the Company received research and development reimbursement funding and a milestone payment totaling $3.5 million. In the second quarter of 1997 no research and development reimbursement funding was received. Interest and other income for the second quarter of 1997 were $2.5 million compared to $1.5 million in the comparable period in 1996. This increase is primarily attributable to the increased interest earned on the Company's cash, cash equivalents and investment balances as a result of the Company's public offering which was completed during the first quarter of 1997.

      The Company's research and development revenues under agreements with third parties consisted of research and development reimbursement funding, licensing and signing fees and milestone payments. Research and development revenues from unrelated parties of $2.5 million for the three months ended June 30, 1997 consisted of milestone payments earned under licensing agreements compared to a $0.5 million milestone payment received from an unrelated party in the same period in 1996. In the second quarter of 1996, research and development revenues from related parties consisted of $3.0 million solely from Boehringer Mannheim GmbH ("Boehringer Mannheim") under a research and development funding commitment that expired as scheduled in October 1996.

      Total costs and expenses for the three months ended June 30, 1997 decreased to $7.9 million from $8.5 million in the comparable period in 1996. The decrease in costs and expenses was primarily due to reduced clinical trial expenses associated with PROTOVIR(TM), a product candidate.

      Research and development expenses for the three months ended June 30, 1997 decreased to $6.3 million from $7.2 million in the comparable period of 1996. Excluding clinical trial costs for PROTOVIR, the Company's 1997 ongoing expenses increased as a result of the addition of staff, the continuation of other clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and increased manufacturing operations.

      General and administrative expenses for the three months ended June 30, 1997 increased to $1.6 million from $1.3 million in the comparable period in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      The Company's total revenues for the six months ended June 30, 1997 were $8.9 million compared to $10.6 million in the same period in 1996. Research and development revenues from licensing and signing fees and milestone payments were $4.8 million for the six months ended June 30, 1997. In the comparable period of 1996, the Company received research and development reimbursement funding and milestone payments totaling $7.5 million. Interest and other income for the six months ended June 1997 were $4.1 million compared to $3.1 million in the comparable period in 1996. This increase is primarily attributable to the increased interest earned on the Company's cash and cash equivalents balances as a result of the Company's public offering which was completed during the first quarter of 1997.

      The Company's research and development revenues under agreements with third parties consisted of research and development reimbursement funding, licensing and signing fees and milestone payments. Research and development revenues from unrelated parties of $4.8 million for the six months ended June 30, 1997 consisted of licensing and signing fees and milestone payments earned under licensing agreements compared to $0.5 million from a milestone payment received from an unrelated party in the same period in 1996. In the comparable period of 1996, research and development revenues from related parties consisted of $7.0 million solely from Boehringer Mannheim under a research and development funding commitment that expired as scheduled in October 1996 and a milestone payment.

      Total costs and expenses for the six months ended June 30, 1997 decreased to $15.8 million from $16.3 million in the comparable period in 1996. The decrease in costs and expenses was primarily due to reduced clinical trial expenses associated with PROTOVIR, a product candidate.

      Research and development expenses for the six months ended June 30, 1997 decreased to $12.8 million from $13.6 million in the comparable period in 1996. Excluding clinical trial costs for PROTOVIR, the Company's 1997 ongoing expenses increased as a result of the addition of staff, the continuation of other clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and increased manufacturing operations.

      General and administrative expenses for the six months ended June 30, 1997 increased to $3.0 million from $2.6 million in the comparable period in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

   LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company has financed its operations primarily through public and private placements of equity, research and development revenue and interest income on invested capital. At June 30, 1997, the Company had cash, cash equivalents and investments in the aggregate of $161.8 million, compared to $163.9 million and $99.7 million at March 31, 1997 and December 31, 1996, respectively. This increase in cash resources in 1997 primarily reflects the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997. The net proceeds of this offering to the Company were approximately $68.2 million.

      Pursuant to its agreement with Boehringer Mannheim, the Company may be required to reimburse Boehringer Mannheim up to $2.0 million for Phase II studies and up to $8.8 million for Phase III studies of OST 577 in the event certain conditions are met.

      Net cash used in operating activities was approximately $6.6 million for the six months ended June 30, 1997 compared to approximately $4.4 million in the comparable period in 1996. The Company's future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the ability of the Company's collaborative partners to obtain regulatory approval and successfully manufacture and market the Company's products; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.

                           PART II. OTHER INFORMATION


ITEM 5.   OTHER INFORMATION - RISK FACTORS

      This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth under "Risk Factors" and elsewhere in this document and the Company's Annual Report on Form 10-K, as amended for the year ended December 31, 1996.

      HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of June 30, 1997, the Company had an accumulated deficit of approximately $42.4 million. To date, the Company has not received regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain and in some cases controlled by the Company's collaborators. No assurance can be given that the Company's, or any of its collaborative partners', product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality, or that any approved products can be successfully marketed.

     The Company has not generated any material revenues from product sales or royalties from licenses to the Company's technology, and potential products that may be marketed by the Company, if any, are not expected to be approved for marketing for at least the next several years. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical and other biotechnology companies under collaborative research and development and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues in each of the first two quarters of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future quarters. While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenues due under these collaborations. Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical, clinical and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on sales of Zenapax(R) or other products covered by licenses under the Company's patents, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new headquarters and additional laboratory and manufacturing facilities or capacity, as the

Company defends or prosecutes its patents and patent applications, and as the Company invests in continuing and new research programs or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market its potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

    UNCERTAINTY OF CLINICAL TRIAL RESULTS. Before obtaining regulatory approval for the commercial sale of any of its potential products, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its potential products or, if permitted, that such products will be demonstrated to be safe and efficacious. Moreover, the results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage clinical trials. Thus, there can be no assurance that the Company's present or future clinical trials will demonstrate the safety and efficacy of any potential products or will result in approval to market products.

     In advanced clinical development, numerous factors may be involved that may lead to different results in larger, later-stage trials from those obtained in earlier stage trials. For example, early stage trials usually involve a small number of patients and thus may not accurately predict the actual results regarding safety and efficacy that may be demonstrated with a large number of patients in a later-stage trial. Also, differences in the clinical trial design between an early-stage and late-stage trial may cause different results regarding the safety and efficacy of a product to be obtained. In addition, many early stage trials are unblinded and based on qualitative evaluations by clinicians involved in the performance of the trial, whereas later stage trials are generally required to be blinded in order to provide more objective data for assessing the safety and efficacy of the product. The Company may at times elect to aggressively enter potential products into Phase I/II trials to determine preliminary efficacy in specific indications. In addition, in certain cases the Company has commenced clinical trials without conducting preclinical animal testing where an appropriate animal model does not exist. Similarly, the Company or its partners at times will conduct potentially pivotal Phase II/III or Phase III trials based on limited Phase I or Phase I/II data. As a result of these and other factors, the Company anticipates that only some of its potential products will show safety and efficacy in clinical trials and that the number of products that fail to show safety and efficacy may be significant.

     The Company has completed a Phase II trial evaluating PROTOVIR(TM) for the prevention of CMV infection, death or disease relapse in bone marrow transplant recipients. The clinical trial showed PROTOVIR to be well-tolerated and a preliminary analysis of data indicates that patients who did not have a CMV infection prior to transplant and received a graft from a CMV-positive donor showed a statistically significantly lower incidence of the primary endpoint (CMV infection, death, or disease relapse) in the PROTOVIR treatment group versus the control group at 98 days post-transplant. The Company is evaluating whether to pursue additional clinical trials involving PROTOVIR and there can be no assurance that further development will be pursued or be successful if pursued.

     The Company and a number of other companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier-stage trials. For example, in June 1995, Hoffmann-La Roche Inc. ("Roche") and the Company announced the results of a Phase II/III clinical trial using the Company's SMART Anti-Tac Antibody, Zenapax, for the prevention of graft-versus-host disease ("GvHD"). The analysis of this data led Roche to conclude that Zenapax was not effective in reducing the incidence of GvHD in the patient population studied. In addition, in August 1996, the Company announced the halt of a Phase II/III clinical trial using PROTOVIR for treatment of CMV retinitis in AIDS patients conducted by the National Eye Institute ("NEI SOCA") due to lack of evidence of efficacy. Based on the findings and actions in the above study, enrollment in a Phase II clinical trial for treatment of CMV retinitis in AIDS patients conducted by the National Institute of Allergy and Infectious Disease was suspended, and the trial was subsequently terminated.

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

     The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. In this regard, the Company has, at times, experienced difficulty in its continuing relationship with Boehringer Mannheim GmbH ("Boehringer Mannheim") due to a number of factors, including disagreements regarding reimbursement for certain costs related to and the timing of the initiation and design of certain proposed clinical trials involving the development of certain products licensed to Boehringer Mannheim, particularly OST 577. Moreover, Roche has recently announced an agreement to acquire Boehringer Mannheim and the Company is unable to predict the impact of the acquisition on the Company's current relationship with Boehringer Mannheim, including whether or not Roche will terminate or further develop any of the Company's products licensed to Boehringer Mannheim.

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

     The Company's ability to enter into new collaborations and the willingness of the Company's existing collaborators to continue development of the Company's potential products is dependent upon, among other things, the Company's patent position with respect to such products. In this regard, the Company was issued patents by the U.S. Patent and Trademark Office ("PTO") and European Patent Office ("EPO") with claims that the Company believes, based on its survey of the scientific literature, cover most humanized antibodies. Eighteen notices of opposition to the European patent have been filed with the EPO, and either or both patents may be further challenged through administrative or judicial proceedings. The Company has applied for similar patents in Japan and other countries. The Company has entered into several collaborations related to both the humanization and patent licensing of certain antibodies whereby it granted nonexclusive licenses to its patent rights relating to such antibodies, and the Company anticipates entering into additional collaborations and patent licensing agreements partially as a result of the Company's patent and patent applications with respect to humanized antibodies. As a result, the inability of the Company to successfully defend the opposition proceeding before the EPO or, if necessary, to defend patents granted by the PTO or EPO or to successfully prosecute the corresponding patent applications in Japan or other countries could adversely affect the ability of the Company to enter into additional collaborations or patent licensing agreements and could therefore have a material adverse effect on the Company's business or financial condition.

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

     PDL has several patents and exclusive licenses covering its humanized and human antibody technology, respectively. With respect to its human antibody technology and antibodies, PDL has exclusively licensed certain patents from Novartis Pharmaceuticals Corporation ("Novartis") (formerly known as Sandoz Pharmaceuticals Corporation). With respect to its SMART antibody technology and antibodies, in January and December 1996, PDL was issued fundamental patents by the EPO and PTO. In addition, in June 1996 PDL was issued a U.S. patent covering Zenapax and certain related antibodies against the IL-2 receptor. PDL is also currently prosecuting other patent applications with the PTO and in other countries, including members of the European Patent Convention, Canada, Japan and Australia. The patent applications are directed to various aspects of PDL's SMART and human antibodies, antibody technology and other programs, and include claims relating to compositions of matter, methods of preparation and use of a number of PDL's compounds. However, PDL does not know whether any pending applications will result in the issuance of patents or whether such patents will provide protection of commercial significance. Further, there can be no assurance that PDL's patents will prevent others from developing competitive products using related technology.

     With respect to its issued antibody humanization patents, PDL believes the patent claims cover Zenapax and, based on its review of the scientific literature, most humanized antibodies. The EPO (but not PTO) procedures provide for a nine-month opposition period in which other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. The entire opposition process, including appeals, may take several years to complete, and during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. Eighteen notices of opposition to PDL's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. PDL intends to vigorously defend the European and, if necessary, the U.S. patent; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and a diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

     ABSENCE OF MANUFACTURING EXPERIENCE; DEPENDENCE ON MANUFACTURING BY BOEHRINGER MANNHEIM. Of the products developed by the Company which are currently in clinical development, Roche is responsible for manufacturing Zenapax and Boehringer Mannheim is responsible for manufacturing OST 577. If further development occurs, the Company intends to continue to manufacture the SMART M195 Antibody and PROTOVIR as well as some of its other products in preclinical development. PDL currently leases approximately 45,000 square feet housing its manufacturing facility in Plymouth, Minnesota. PDL intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, PDL has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

     Roche has equipped a manufacturing facility that is expected to be used to produce Zenapax. Successful Phase III trials of Zenapax in kidney transplantation were conducted using material produced for Roche by a third party contract manufacturer at a different facility using a different cell line and a different manufacturing process. Roche has produced Zenapax at its facility using the new cell line and process and has produced data indicating that the newly produced material is substantially similar to the material used in the Phase III clinical trials. However, there can be no assurance that changes in the manufacturing site or any other manufacturing changes by Roche will not cause delays in the development or commercialization of Zenapax. Such delays could have an adverse effect on the competitive position of Zenapax and could have a material adverse effect on the business and financial condition of the Company.

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

    POTENTIAL VOLATILITY OF STOCK PRICE. The market for the Company's securities is volatile and investment in these securities involves substantial risk. The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as results of clinical trials, delays in manufacturing or clinical trial plans, fluctuations in the Company's operating results, disputes or disagreements with collaborative partners, market reaction to announcements by other biotechnology or pharmaceutical companies, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, initiation, termination or modification of agreements with collaborative partners, failures or unexpected delays in manufacturing or in obtaining regulatory approvals or FDA advisory panel recommendations, developments or disputes as to patent or other proprietary rights, loss of key personnel, litigation, public concern as to the safety of drugs developed by the Company, regulatory developments in either the U.S. or foreign countries (such as opinions, recommendations or statements by the FDA or FDA advisory panels, health care reform measures or proposals), market acceptance of products developed and marketed by the Company's collaborators, and general market conditions could result in the Company's failure to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail with respect to the Company's business, the price of PDL's common stock would likely drop significantly. In the past, following significant drops in the price of a company's common stock, securities class action litigation has often been instituted against such a company. Such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)              Exhibits


Number

10.40 Industrial Lease Agreement between the Company and and Ardenstone LLC, effective as of July 1, 1997.

11.1                 Statement of Computation of Earnings Per Share


    (b)              No Reports on From 8-K were filed during the quarter ended
                     June 30, 1997

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:August 13, 1997





                                      PROTEIN DESIGN LABS, INC.
                                      (Registrant)


                                      /s/Laurence Jay Korn
                                      -----------------------------
                                      Laurence Jay Korn
                                      Chief Executive Officer, Chairperson
                                      of the Board of Directors
                                      (Principal Executive Officer)

                                      /s/Fred Kurland
                                      ------------------------------
                                      Fred Kurland
                                      Chief Financial Officer
                                      (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBITS
------                             --------

10.40 Industrial Lease Agreement betweeen The Company and Andenstone LLC, effective as of July 1, 1997.

11.1                               Statement of Computation of Earnings Per
                                   Share

27.1                               Financial Data Schedule

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  EXHIBITS
-------                 --------

10.40 Industrial Lease Agreement between the Company and Ardenstone LLC, effective as of July 1, 1997.

11.1                    Statement of Computation of Earnings Per Share.

27.1                    Financial Data Schedule