Form 10-Q
period 1997-09-30
PROTEIN DESIGN LABS INC/DE
filed 1997-11-13
CIK 882104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



      (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1997

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

                    Yes [X]                               No [ ]


As of September 30, 1997, there were 18,216,787 shares of the Registrant's Common Stock outstanding.

                            PROTEIN DESIGN LABS, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                     Page No.
ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations                                               3
Three months ending September 30, 1997 and 1996
 Nine months ending September 30, 1997 and 1996

Balance Sheets                                                         4
September 30, 1997 and December 31, 1996

Statements of Cash Flows                                               5
 Nine months ending September 30, 1997 and 1996

Notes to Unaudited Financial Statements                                6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       9
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

ITEM 5.  OTHER INFORMATION - RISK FACTORS                              13


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              25

Signatures                                                             26

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            Three months ending   September 30,    Nine months ending  September 30,
                                                1997                 1996             1997                1996
                                            -------------         ------------     ------------        ------------
Revenues
  Research and development revenue
  under agreements with third parties
  (includes related party revenue of
  $0.0M for the three and nine month
  periods ending September 30, 1997, and
  $3.0M and $10.0M for the three
  and nine month periods ending
  September 30, 1996)                        $  4,550,000         $  4,000,000     $  9,341,074        $ 11,500,000

Interest and other income                       2,485,425            1,553,310        6,607,549           4,629,472
                                             ------------         ------------     ------------        ------------
Total revenues                                  7,035,425            5,553,310       15,948,623          16,129,472

Costs and expenses:
  Research and development                      6,311,140            8,492,291       19,123,686          22,119,234
  General and administrative                    1,629,373            1,366,343        4,650,699           3,992,667
                                             ------------         ------------     ------------        ------------
Total costs and expenses                        7,940,513            9,858,634       23,774,385          26,111,901
                                             ------------         ------------     ------------        ------------
Net loss                                     $   (905,088)        $ (4,305,324)    $ (7,825,762)       $ (9,982,429)
                                             ============         ============     ============        ============

Net loss per share                           $      (0.05)        $      (0.28)    $      (0.45)       $      (0.64)
                                             ============         ============     ============        ============

Weighted average common shares
  outstanding                                  18,170,000           15,632,000       17,433,000          15,578,000
                                             ============         ============     ============        ============

                             See accompanying notes

                           PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS

                                                   September 30,       December 31,
                                                        1997               1996
                                                   -------------       -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                        $  36,966,044       $  14,141,184
  Short-term investments                              47,892,473          64,050,165
  Other current assets                                 1,706,117           1,249,772
                                                   -------------       -------------
    Total current assets                              86,564,634          79,441,121
Property and equipment, net                            8,924,228           8,589,555
Long-term investments                                 76,962,879          21,475,483
Other assets                                           1,057,861             825,246
                                                   -------------       -------------
                                                   $ 173,509,602       $ 110,331,405
                                                   =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $     491,024       $   1,029,157
  Accrued compensation                                   780,562             635,729
  Accrued clinical trials                              1,443,390           1,843,206
  Other accrued liabilities                            1,611,185           1,711,663
                                                   -------------       -------------
    Total current liabilities                          4,326,161           5,219,755


Stockholders' equity:
  Preferred stock, par value $0.01 per share,
    10,000,000 shares authorized; no shares
    issued and outstanding                                   - -                 - -
  Common stock, par value $0.01 per share,
    40,000,000 shares authorized; 18,216,787
    and 15,759,089 issued and outstanding
    at September 30, 1997 and
    December 31, 1996, respectively                      182,168             157,591
  Additional paid-in capital                         211,635,609         140,328,297
  Accumulated deficit                                (43,332,917)        (35,507,154)
  Unrealized loss on investments                         698,581             132,916
                                                   -------------       -------------
    Total stockholders' equity                       169,183,441         105,111,650
                                                   -------------       -------------
                                                   $ 173,509,602       $ 110,331,405
                                                   =============       =============


                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)

                                                           Nine months ending   September 30,
                                                              1997                  1996
                                                          -------------         ------------
Cash flows from operating activities:
      Net loss                                            $  (7,825,762)        $ (9,982,429)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                       2,392,293            2,398,830
          Other                                                (879,337)             278,566
          Changes in assets and liabilities:
          Other current assets                                 (476,345)          (1,248,976)
          Accounts payable                                     (538,133)              (9,163)
          Accrued liabilities                                  (355,460)           1,455,937
                                                          -------------         ------------
      Total adjustments                                         143,018            2,875,194
                                                          -------------         ------------
          Net cash used in operating activities              (7,682,744)          (7,107,235)

Cash flows from investing activities:
      Purchases of short- and long-term investments        (230,724,034)         (24,458,022)
      Maturities of short- and long-term investments        192,758,144           32,900,000
      Capital expenditures                                   (2,645,780)          (2,301,923)
      Increase in other assets                                 (212,615)            (135,000)
                                                          -------------         ------------
          Net cash provided by (used in) investing          (40,824,285)           6,005,055
          activities

Cash flows from financing activities:
      Net proceeds from issuance of common stock             71,331,889            3,150,934
                                                          -------------         ------------
          Net cash provided by financing activities          71,331,889            3,150,934

Net increase in cash and cash equivalents                    22,824,860            2,048,754

Cash and cash equivalents at beginning of period             14,141,184            4,686,259
                                                          -------------         ------------
Cash and cash equivalents at end of period                $  36,966,044         $  6,735,013
                                                          =============         ============



                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, signing and licensing fees, milestone payments and royalties from pharmaceutical companies under collaborative research and development agreements and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first nine months of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future periods.

While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenue due under these agreements. Although the Company anticipates entering into new relationships from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the non-royalty revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical and clinical activities, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on Zenapax(R) sales or sales of other licensed products under the Company's patents, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new research programs, new headquarters and additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in continuing research or acquires additional technologies, product candidates or businesses.

Basis of Presentation and Responsibility for Interim Financial Statements

The balance sheet as of September 30, 1997 and the statements of operations and cash flows for the nine month periods ending September 30, 1997 and 1996 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1996. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Cash Equivalents, Investments and Concentration of Credit Risk

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company places its cash and short-term and long-term investments with high-credit-quality financial institutions and in securities of the United States ("U.S.") government and U.S. government agencies, and by policy, limits the amount of credit exposure in any one financial instrument. To date, the Company has not experienced credit losses on investments in these instruments.

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

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the old and new requirements, there would be no change with respect to primary earnings per share and fully diluted earnings per share for the quarters ending September 30, 1997 and September 30, 1996 since the Company had losses in those periods and the dilutive effects of stock options under these methods do not apply.

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

The Company recently received a notice from Boehringer Mannheim GmbH ("Boehringer Mannheim") invoking the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of CHB being conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1996.

OVERVIEW

        Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products and devote significant resources to preclinical studies, clinical trials, and manufacturing. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees, milestone payments and royalties from pharmaceutical companies under collaborative research and development and licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues for the first nine months of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future periods.

THREE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996

        The Company's total revenues for the three months ending September 30, 1997 were $7.0 million compared with total revenues of $5.6 million for the three months ending September 30, 1996. Research and development revenues from agreements with third parties were $4.6 million in the third quarter in 1997. In the comparable period of 1996, the Company received research and development reimbursement funding and upfront licensing and signing fees totaling $4.0 million. In the third quarter of 1997 no research and development reimbursement funding was received. Interest and other income for the third quarter of 1997 were $2.5 million compared to $1.6 million in the comparable period in 1996. This increase is primarily attributable to the increased interest earned on the Company's cash, cash equivalents and investment balances as a result of the Company's follow-on public offering which was completed during the first quarter of 1997.

        The Company's research and development revenues under agreements with third parties consisted of research and development reimbursement funding, licensing and signing fees and milestone payments. Research and development revenues from unrelated parties of $4.6 million for the three months ending September 30, 1997 consisted of licensing and signing fees and milestone payments earned under licensing agreements compared to a $1.0 million licensing and signing fee received from an unrelated party in the same period in 1996. In the third quarter of 1996, research and development revenues from related parties consisted of $3.0 million solely from Boehringer Mannheim GmbH ("Boehringer Mannheim") under a research and development funding commitment that expired as scheduled in October 1996.

        Total costs and expenses for the three months ending September 30, 1997 decreased to $7.9 million from $9.9 million in the comparable period in 1996. The decrease in costs and expenses was primarily due to reduced clinical trial expenses associated with PROTOVIR(TM), a product candidate.

        Research and development expenses for the three months ending September 30, 1997 decreased to $6.3 million from $8.5 million in the comparable period of 1996. Excluding clinical trial costs for PROTOVIR (which included a $1.1 million one-time charge for expenses associated with the halting of one clinical trial), the Company's 1997 ongoing expenses increased as a result of the addition of staff, the continuation of other clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and increased manufacturing operations.

        General and administrative expenses for the three months ending September 30, 1997 increased to $1.6 million from $1.4 million in the comparable period in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996

        The Company's total revenues for the nine months ending September 30, 1997 were $15.9 million compared to $16.1 million in the same period in 1996. Research and development revenues from licensing and signing fees and milestone payments were $9.3 million for the nine months ending September 30, 1997. In the comparable period of 1996, the Company received research and development reimbursement funding, licensing and signing fees and milestone payments totaling $11.5 million. Interest and other income for the nine months ending September 1997 were $6.6 million compared to $4.6 million in the comparable period in 1996. This increase is primarily attributable to the increased interest earned on the Company's cash and cash equivalents balances as a result of the Company's follow-on public offering which was completed during the first quarter of 1997.

        The Company's research and development revenues under agreements with third parties consisted of research and development reimbursement funding, licensing and signing fees and milestone payments. Research and development revenues from unrelated parties of $9.3 million for the nine months ending September 30, 1997 consisted of licensing and signing fees and milestone payments earned under licensing agreements. This compares to $1.5 million of similar revenue received from unrelated parties in the same period in 1996. In the comparable period of 1996, research and development revenues from related parties consisted of $10.0 million solely from Boehringer Mannheim under a research and development funding commitment that expired as scheduled in October 1996 and a milestone payment.

        Total costs and expenses for the nine months ending September 30, 1997 decreased to $23.8 million from $26.1 million in the comparable period in 1996. The decrease in costs and expenses was primarily due to reduced clinical trial expenses associated with PROTOVIR, a product candidate, including a $1.1 million one-time charge for expenses associated with the halting of one clinical trial.

        Research and development expenses for the nine months ending September 30, 1997 decreased to $19.1 million from $22.1 million in the comparable period in 1996. Excluding clinical trial costs for PROTOVIR, the Company's 1997 ongoing expenses increased as a result of the addition of staff, the continuation of other clinical trials, costs of conducting preclinical tests, expansion of pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and increased manufacturing operations.

        General and administrative expenses for the nine months ending September 30, 1997 increased to $4.7 million from $4.0 million in the comparable period in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

        To date, the Company has financed its operations primarily through public and private placements of equity, research and development revenue (including fees from humanization and patent licensing agreements) and interest income on invested capital. At September 30 and June 30, 1997, the Company had cash, cash equivalents and investments in the aggregate of $161.8 million, compared to $99.7 million at December 31, 1996. This increase in cash resources in 1997 primarily reflects the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997. The net proceeds of this offering to the Company were approximately $68.2 million.

        The Company recently received a notice from Boehringer Mannheim invoking the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of CHB being conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of OST 577 and up to $8.8 million for a Phase III study of OST 577 in the event certain conditions are met with respect to those studies.

        Net cash used in operating activities was approximately $7.7 million for the nine months ending September 30, 1997 compared to approximately $7.1 million in the comparable period in 1996. The Company's future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the ability of the Company's collaborative partners to obtain regulatory approval and successfully manufacture and market the Company's products; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on August 21, 1997 at its manufacturing facility in Plymouth, Minnesota. Of the 18,134,038 shares outstanding as of the record date, 11,358,861 shares were present at the meeting or represented by proxies, representing approximately 63% of the total votes eligible to be cast.

        At the meeting, the stockholders voted to elect two (2) Class II directors of the Company to serve for a three-year term and until their successors are duly elected and qualified. The name of each Class II director elected at the Annual Meeting and the votes cast with respect to each such individual are set forth below.

                                           For            Withheld
                                           ---            --------
        Stanley Falkow, Ph.D.           9,644,590        1,714,271
        Cary L. Queen, Ph.D.            9,644,590        1,714,271


     In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. This proposal received 10,393,866 affirmative votes and 683,692 negative votes. There were 281,303 abstentions.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION--RISK FACTORS


RISK FACTORS

        This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth under "Risk Factors" and elsewhere in this document and the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1996.

        HISTORY OF LOSSES; FUTURE PROFITABILITY UNCERTAIN. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of September 30, 1997, the Company had an accumulated deficit of approximately $43.3 million. To date, the Company has not received regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain and in some cases controlled by the Company's collaborators. No assurance can be given that the Company's, or any of its collaborative partners', product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality, or that any approved products can be successfully marketed.

        The Company has not received any material revenues from product sales or royalties from licenses to the Company's technology, and potential products that may be marketed by the Company, if any, are not expected to be approved for marketing for at least the next several years. The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees, milestone payments and royalties from pharmaceutical and other biotechnology companies under collaborative research and development and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. For example, revenues in each of the first three quarters of 1997, which included several non-recurring payments in connection with new humanization and patent licensing agreements, may not be indicative of revenues in future quarters. While the Company historically has received significant revenue pursuant to certain of its research and development agreements, the Company has recognized substantially all of the research and development and milestone revenues due under these collaborations. Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical, clinical and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or licensing arrangements, royalties on sales of Zenapax(R) or other products covered by licenses under the Company's patents, if any, or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new headquarters and additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications, and as the Company invests in continuing and new research programs or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market its potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

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

        The Company has completed a Phase II trial evaluating PROTOVIR(TM) (MSL
109) for the prevention of CMV infections, death, or disease relapse in bone marrow transplant recipients. The clinical trial showed PROTOVIR to be well-tolerated and a preliminary analysis of data indicates that patients who did not have a CMV infection prior to transplant and received a graft from a CMV-positive donor showed a statistically significantly lower incidence of the primary endpoint (CMV infection, death, or disease relapse) in the PROTOVIR treatment group versus the control group at 98 days post-transplant. The Company is evaluating whether to pursue additional clinical trials involving PROTOVIR and there can be no assurance that further development will be pursued or be successful if pursued.

        The Company and a number of other companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier-stage trials. For example, in August 1996, the Company announced the halt of a Phase II/III clinical trial using PROTOVIR for treatment of CMV retinitis in acquired immune deficiency syndrome ("AIDS") patients conducted by the National Eye Institute ("NEI SOCA") due to lack of evidence of efficacy. Based on the findings and actions in the above study, enrollment in a Phase II clinical trial for treatment of CMV retinitis in AIDS patients conducted by the National Institute of Allergy and Infectious Disease was suspended, and the trial was subsequently terminated.

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

        The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. In this regard, the Company has, at times, experienced difficulty in its continuing relationship with Boehringer Mannheim GmbH ("Boehringer Mannheim") due to a number of factors, including disagreements regarding reimbursement for certain costs related to and the timing of the initiation and design of certain proposed clinical trials involving the development of certain products licensed to Boehringer Mannheim, particularly OST 577. The Company recently received a notice from Boehringer Mannheim invoking the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") being conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

        The Company has been advised by Boehringer Mannheim that as of October 30, 1997, sixteen patients have been enrolled in Boehringer Mannheim's 200 patient Phase II study of OST 577 for the treatment of CHB. Of the sixteen, ten patients have been randomized for treatment with OST 577. In accordance with the clinical trial protocol, randomization in this trial has been suspended pending completion of a predefined interim safety analysis review with the FDA that is scheduled to take place after ten patients have been treated with OST 577 for a period ranging from initial treatment up to a maximum of four weeks. After the data from these initial ten patients is evaluated and reviewed with the FDA, the trial could be continued or it may be necessary or advisable to modify or terminate the trial. Moreover, this clinical trial is an open-label study and Boehringer Mannheim will have regular access to the results of the trial such that they may, at any point in the trial determine to modify, suspend or halt the trial. Such a modification, suspension or halting of Boehringer Mannheim's trial could significantly delay or impair the clinical development of OST 577. In addition, continued enrollment at the rate experienced to date in this trial or any other delays in the trial could result in a decision by Boehringer Mannheim to terminate the trial or to modify the design of the trial, and could result in a situation in which additional Phase II studies are necessary for various reasons, such as if the standard of care were to change. In any event, Phase II trials, if successful, must generally be followed by one or more Phase III clinical trials prior to applying for regulatory approval.

        Further, Roche Holding Ltd, including its subsidiaries ("Roche") and the parent company of Boehringer Mannheim have agreed to an acquisition of Boehringer Mannheim by Roche, which may be concluded in the future. The Company has not been advised of any anticipated changes to the existing collaborative arrangement with the Company resulting from a completed acquisition. However, the Company expects that Roche, if such acquisition occurs, will review the various drug development programs of the Company and Boehringer Mannheim, including those for OST 577, PROTOVIR, the SMART(TM) Anti-L-Selectin Antibody and an antibody to an undisclosed cardiovascular target. If the acquisition is completed, the Company cannot predict the outcome or timing of such review or whether or not it will occur and in particular, whether Roche will decide to continue, modify or terminate the clinical development program for OST 577 for CHB or the planned Phase II/III trial of OST 577 in patients receiving liver transplants for end-stage liver disease due to CHB and some or all of the other Boehringer Mannheim clinical development programs being conducted with the Company.

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

        The Company's ability to enter into new collaborations and the willingness of the Company's existing collaborators to continue development of the Company's potential products is dependent upon, among other things, the Company's patent position with respect to such products. In this regard, in 1996 the Company was issued patents by the U.S. Patent and Trademark Office ("PTO") and European Patent Office ("EPO") with claims that the Company believes, based on its survey of the scientific literature, cover most humanized antibodies. Eighteen notices of opposition to the European patent have been filed with the EPO, and either or both patents may be further challenged through administrative or judicial proceedings. The Company has applied for similar patents in Japan and other countries. The Company has entered into several collaborations related to both the humanization and patent licensing of certain antibodies whereby it granted nonexclusive licenses to its patent rights relating to such antibodies, and the Company anticipates entering into additional collaborations and patent licensing agreements partially as a result of the Company's patent and patent applications with respect to humanized antibodies. As a result, the inability of the Company to successfully defend the opposition proceeding before the EPO or, if necessary, to defend patents granted by the PTO or EPO or to successfully prosecute the corresponding patent applications in Japan or other countries could adversely affect the ability of the Company to enter into additional collaborations or patent licensing agreements and could therefore have a material adverse effect on the Company's business or financial condition.

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

        In addition to currently marketed competitive drugs, the Company is aware of potential products in research and development by its competitors that address all of the diseases being targeted by the Company. These and other products may compete directly with the potential products being developed by the Company. In this regard, the Company is aware that potential competitors are developing antibodies or other compounds for treating autoimmune diseases, inflammatory conditions, cancers and viral infections. In particular, a number of other companies have developed and will continue to develop human anti-viral antibodies and humanized antibodies. In addition, protein design is being actively pursued at a number of academic and commercial organizations, and several companies have developed or may develop technologies that can compete with the Company's SMART and human antibody technologies. There can be no assurance that competitors will not succeed in more rapidly developing and marketing technologies and products that are more effective than the products being developed by the Company or that would render the Company's products or technology obsolete or noncompetitive. Further, there can be no assurance that the Company's collaborative partners will not independently develop products competitive with those licensed to such partners by the Company, thereby reducing the likelihood that the Company will receive revenues under its agreements with such partners.

        Any potential product that the Company or its collaborative partners succeed in developing and for which regulatory approval is achieved must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and its collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies is expected to be an important determinant of market success. For example, with respect to the speed of development of OST 577, the Company is aware that other drugs such as lamivudine from Glaxo Wellcome plc are in advanced clinical development or have been submitted for approval in certain jurisdictions for the treatment of CHB by competitive companies that have significantly greater experience and resources in developing antiviral products than the Company and Boehringer Mannheim. The availability of lamivudine could have a material adverse impact on the clinical development and commercial potential of OST 577.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)         Exhibits


Number
------
 11.1      Statement of Computation of Earnings Per Share



   (b) No Reports on Form 8-K were filed during the quarter ending September 30, 1997

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated: November 12, 1997


                                       PROTEIN DESIGN LABS, INC.
                                       (Registrant)




                                             /s/ Laurence Jay Korn
                                       -----------------------------------------
                                       Laurence Jay Korn
                                       Chief Executive Officer, Chairperson
                                       of the Board of Directors
                                       (Principal Executive Officer)


                                             /s/ Fred Kurland
                                       ----------------------------------------
                                       Fred Kurland
                                       Chief Financial Officer
                                       (Chief Accounting Officer)

                                 Exhibit Index


 11.1      Statement of Computation of Earnings Per Share

 27        Financial Data Schedule