Form 10-Q
period 1998-03-31
PROTEIN DESIGN LABS INC/DE
filed 1998-05-15
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended  March 31, 1998

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

                          Yes [X]              No [ ]


       As of March 31, 1998, there were 18,511,656 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.


INDEX


PART I. FINANCIAL INFORMATION


                                                          Page No.

ITEM 1.  FINANCIAL STATEMENTS                                3

Statements of Operations
Three months ended March 31, 1998 and 1997                   3

Balance Sheets
March 31, 1998 and December 31, 1997                         4

Statements of Cash Flows
Three months ended March 31, 1998 and 1997                   5

Notes to Unaudited Financial Statements                      6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10



PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION - RISK FACTORS                  14


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                   28
Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

(In thousands, except net loss per share data)

                                  Three Months Ended
                                       March 31,
                               ---------------------
                                    1998       1997
                               ---------- ----------
Revenues:
  Research and development
   revenue under agreements
   with third parties             $1,791     $2,291

  Interest and other income        2,444      1,594
                               ---------- ----------
    Total revenues                 4,235      3,885

Costs and expenses:
  Research and development         6,406      6,503
  General and administrative       1,842      1,471
                               ---------- ----------
    Total costs and expenses       8,248      7,974
                               ---------- ----------
Net loss                         ($4,013)   ($4,089)
                               ========== ==========

Net loss per share                ($0.22)    ($0.26)
                               ========== ==========
Shares used in computation
  of net loss per share
  (basic and diluted)             18,457     16,000
                               ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
(In thousands, except par value per share)

                                                     March 31, December 31,
                                                       1998        1997
                                                   ----------  ----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                       $24,597      $9,266
     Short-term investments                           96,274      63,003
     Other current assets                                836         779
                                                   ----------  ----------
      Total current assets                           121,707      73,048
     Property and equipment, net                       9,816       9,996
     Long-term investments                            42,565      91,386
     Other assets                                        579         596
                                                   ----------  ----------
                                                    $174,667    $175,026
                                                   ==========  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $499        $475
     Accrued compensation                                914         833
     Accrued clinical trials                           1,206       1,434
     Other accrued liabilities                         1,458       2,212
     Deferred revenue                                  3,567       1,604
                                                   ----------  ----------
      Total current liabilities                        7,644       6,558

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                   --          --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,512
      and 18,348 issued and outstanding at
      March 31, 1998 and December 31, 1997,
      respectively                                       185         183
     Additional paid-in capital                      229,824     227,093
     Accumulated deficit                             (63,395)    (59,382)
     Unrealized gain on investments                      409         574
                                                   ----------  ----------
      Total stockholders' equity                     167,023     168,468
                                                   ----------  ----------
                                                    $174,667    $175,026
                                                   ==========  ==========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                         (unaudited)
(In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                         1998        1997
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($4,013)    ($4,089)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                          833         789
    Other                                                  376         (91)
  Changes in assets and liabilities:
    Other current assets                                   (56)       (947)
    Accounts payable                                        24          34
    Accrued liabilities                                   (900)        168
    Deferred revenue                                     1,963          --
                                                     ----------  ----------
Total adjustments                                        2,240         (47)
                                                     ----------  ----------
    Net cash used in operating activities               (1,773)     (4,136)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (41,979)    (22,822)
  Maturities of short- and long-term investments        57,000      14,050
  Capital expenditures                                    (665)       (842)
  (Increase) decrease in other assets                       16         (40)
                                                     ----------  ----------
    Net cash provided by (used in) investing
      activities                                        14,372      (9,654)

Cash flows from financing activities:
  Proceeds from issuance of capital stock                2,732      69,485
                                                     ----------  ----------
    Net cash provided by financing activities            2,732      69,485
                                                     ----------  ----------

Net increase in cash and cash equivalents               15,331      55,695
Cash and cash equivalents at beginning of period         9,266      14,141
                                                     ----------  ----------
Cash and cash equivalents at end of period             $24,597     $69,836
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years, as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development, humanization and patent licensing agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In 1998, the Company began receiving royalties from sales of Zenapax by Hoffmann-La Roche Inc., including its affiliates ("Roche"). The Company is dependent upon the further development, regulatory and marketing efforts of Roche with respect to Zenapax and there can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly Zenapax might be adopted by the medical community. In addition, the Company intends to recognize royalty revenues when royalty reports are received from Roche and the Company's other collaborative partners. This method of recognizing royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative research and development, humanization and patent licensing agreements, may result in significant fluctuations in revenues in quarterly and yearly periods.

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

Basis of Presentation and Responsibility for Quarterly Financial
Statements

The balance sheet as of March 31, 1998 and the statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

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

The Company's collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to the Company based on net sales of the licensed product under the agreement. Royalties, as reported to the Company, may include deductions for creditable amounts related to milestone payments previously received by the Company. The agreements generally provide for royalty payments to the Company following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party.

New Accounting Standards

Effective as of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of FAS 130 had no impact on the Company's net loss or stockholders' equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. During the first quarter of 1998 and 1997, total comprehensive loss amounted to $3.6 million and $4.2 million, respectively.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). Effective December 31, 1997, the Company adopted FAS 128. FAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with FAS 128, net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the three month periods ended March 31, 1998 and 1997 would have included an additional 933,000 and 902,000 shares, respectively, related to the Company's outstanding stock options. The Company's previously reported net loss per share amounts conformed to FAS 128 and, accordingly, its adoption has no effect on these financial statements.

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

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of OST 577 in the event certain conditions are met with respect to that study.






































ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1997.

OVERVIEW

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional losses over at least the next few years, as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical, chemical and biotechnology companies under collaborative research and development and patent licensing agreements. These revenues may vary considerably from quarter to quarter and year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In 1998, the Company began receiving royalties from sales of Zenapaxr by Hoffmann-La Roche Inc., including its affiliates ("Roche"). Roche has rights to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company with respect to Zenapax. The Company is dependent upon the further development, regulatory and marketing efforts of Roche with respect to Zenapax and there can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly Zenapax might be adopted by the medical community. Royalties from Zenapax are reported to the Company on a quarterly basis for U.S. sales and on a semi-annual basis for sales outside of the U.S. The Company intends to recognize royalty revenues when royalty reports are received from Roche and the Company's other collaborative partners. This method of recognizing royalty revenues from the Company's licensees, taken together with Roche's rights to partially offset third party royalties and certain milestone payments and the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative research and development and patent licensing agreements, is likely to result in significant fluctuations in revenues in quarterly and yearly periods.

Although the Company anticipates entering into new collaborations and humanization and patent licensing agreements from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations and agreements at levels commensurate with the non-royalty revenue recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will generally continue to increase significantly as the Company expands its business activities and advances potential products in clinical development, dedicates more resources to its research and development, manufacturing, preclinical and clinical activity, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, humanization and patent licensing agreements, significant royalties on sales of Zenapax and other products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies or businesses.

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

The Company's collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to the Company based on net sales of the licensed product under the agreement. Royalties, as reported to the Company, may include deductions for creditable amounts related to milestone payments previously received by the Company. The agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

The Company's total revenues for the three months ended March 31, 1998 were $4.2 million as compared to $3.9 million in 1997. Total research and development revenues recognized from agreements with third parties were $1.8 million in the first quarter of 1998 compared to $2.3 million in the comparable period in 1997. Interest and other income were $2.4 million in the first quarter of 1998 as compared to $1.6 million in the year-earlier period. This increase is primarily attributable to the increased interest earned on the Company's cash and cash equivalents balances as a result of the Company's follow-on public offering which was completed during the first quarter of 1997.

Research and development revenues from third parties of $1.8 million for the three months ended March 31, 1998 consisted principally of research and development reimbursement funding, nominal royalties and milestone payments earned under licensing agreements. In the first quarter of 1997, research and development revenues from third parties consisted of $2.3 million of licensing and signing fees earned under licensing agreements.

Total costs and expenses for the three months ended March 31, 1998 increased to $8.2 million from $8.0 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses necessary to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended
March 31, 1998 decreased to $6.4 million from $6.5 million in the comparable period in 1997. The Company's 1998 ongoing research and development expenses decreased as reduced expenses incurred in the operation of its manufacturing facility offset increased expenses due to the addition of staff, the continuation of clinical trials, costs of conducting preclinical tests and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended
March 31, 1998 increased to $1.8 million from $1.5 million in the comparable period in 1997. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

To date the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At March 31, 1998, the Company had cash, cash equivalents and investments in the aggregate of $163.4 million, compared to $163.7 million at December 31, 1997.

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of OST 577 in the event certain conditions are met with respect to that study.

As set forth in the Statements of Cash Flows, net cash used in operating activities was $1.8 million for the three months ended March 31, 1998 compared to $4.1 million in the same period in 1997. The decrease in 1998 was primarily due to the Company receiving research and development reimbursement funding in advance of the related work to be performed by the Company.

As set forth in the Statements of Cash Flows, net cash provided by investing activities for the three months ended March 31, 1998 was $14.4 million, resulting primarily from maturities of short-term investments. Net cash used in investing activities for the comparable period in 1997 was $9.7 million reflecting the purchase of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for the three months ended March 31, 1998 was $2.7 million resulting primarily from the exercise of outstanding stock options. Net cash provided by financing activities for the comparable period in 1997 was $69.5 million. The 1997 amount resulted primarily from the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from Roche's marketing of Zenapax; the ability of the Company to enter into additional collaborative, humanization and patent licensing arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's collaborative partners to obtain regulatory approval and successfully manufacture and market the Company's products; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.











PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION - RISK FACTORS

This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth under "Risk Factors" and elsewhere in this document and in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

     History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of March 31, 1998, the Company had an accumulated deficit of approximately $63.4 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

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

Hoffmann-La Roche Inc., including its affiliates ("Roche") has received regulatory approval to distribute ZenapaxO in the U.S. and Switzerland. Zenapax, a product created by the Company, is licensed exclusively to Roche and the Company is dependent upon the efforts of Roche to obtain additional regulatory approvals and market Zenapax. The Company has begun receiving royalties in 1998 based on revenue from sales of Zenapax by Roche, with royalties based on U.S. sales paid to the Company on a quarterly basis and sales outside of the U.S. on a semi-annual basis. Roche has rights to partially offset third party royalties and certain previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company intends to recognize royalty revenues when royalty reports are received from its collaborative partners, including Roche. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative, humanization and patent licensing agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

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

     Dependence On Roche With Respect To Zenapax. Roche controls the development and marketing of Zenapax, the most advanced of the Company's products in development, and the Company is dependent upon the resources and activities of Roche to pursue commercialization of Zenapax in order for the Company to receive royalties or additional milestone payments from the marketing and development of this product. There can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in addition to those in the U.S. and Switzerland and how rapidly it might be adopted by the medical community. In addition, there can be no assurance that other independently developed products of Roche, including CellCeptr, or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed.

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

     Uncertainty Of Clinical Trial Results. Before obtaining regulatory approval for the commercial sale of any of its potential products, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its potential products or, if permitted, that such products will be demonstrated to be safe and efficacious. Moreover, the results from preclinical studies and early-stage clinical trials may not be predictive of results that will be obtained in late-stage clinical trials. Thus, there can be no assurance that the Company's present or future clinical trials will demonstrate the safety and efficacy of any potential products or will result in approval to market products.

In advanced clinical development, numerous factors may be involved that may lead to different results in larger, late-stage clinical trials from those obtained in early-stage trials. For example, early-stage clinical trials usually involve a small number of patients, often at a single center, and thus may not accurately predict the actual results regarding safety and efficacy that may be demonstrated with a large number of patients in a late-stage multi-center clinical trial. Also, differences in the clinical trial design between early-stage and late-stage clinical trials may cause different results regarding the safety and efficacy of a product to be obtained. In addition, many early-stage trials are unblinded and based on qualitative evaluations by clinicians involved in the performance of the trial, whereas late-stage trials are generally required to be blinded in order to provide more objective data for assessing the safety and efficacy of the product. Moreover, preliminary results from early-stage trials may not be representative of results that may be obtained as the trial proceeds to completion.

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

Further, in March 1998 Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company has not been advised of any anticipated changes to the existing collaborative arrangement with the Company resulting from the completed acquisition. However, the Company expects that Roche will review the various drug development programs of the Company and Boehringer Mannheim, including those for the SMARTOAnti-L-Selectin Antibody and an antibody to an undisclosed cardiovascular target. The Company cannot predict the outcome or timing of such review or whether or not it will occur and in particular, whether Roche will decide to continue, modify or terminate the development program for these antibodies. In addition, Roche acquired 1,682,877 shares of the Company's common stock held by Corange which are no longer subject to contractual limitations on disposition.

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




















































ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - None


     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

















































SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:  May 14, 1998





                                              PROTEIN DESIGN LABS, INC.
                                              (Registrant)



                                              /s/ Laurence Jay Korn

                                                  Laurence Jay Korn
                                                  Chief Executive Officer,
                                                  Chairperson of the Board
                                                  of Directors
                                                  (Principal Executive Officer)


                                              /s/ Jon Saxe

                                                  Jon Saxe
                                                  President
                                                  (Chief Accounting Officer)