Form 10-Q
period 1998-06-30
PROTEIN DESIGN LABS INC/DE
filed 1998-08-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended June 30, 1998

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

                          Yes [X]              No [ ]


       As of June 30, 1998, there were 18,527,590 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.


INDEX


PART I. FINANCIAL INFORMATION


                                                          Page No.

ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations
Three months ended June 30, 1998 and 1997
Six months ended June 30, 1998 and 1997

Balance Sheets
June 30, 1998 and December 31, 1997

Statements of Cash Flows
Six months ended June 30, 1998 and 1997

Notes to Unaudited Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION - RISK FACTORS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                                                  (unaudited)
(In thousands, except net loss per share data)

                                       Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                    --------------------- ---------------------
                                         1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Revenues:

   Revenue under agreements
   with third parties                  $5,873     $2,500     $7,665     $4,791

  Interest and other income             2,485      2,528      4,929      4,122
                                    ---------- ---------- ---------- ----------
    Total revenues                      8,358      5,028     12,594      8,913
                                    ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development              7,327      6,309     13,734     12,813
  General and administrative            1,959      1,550      3,801      3,021
                                    ---------- ---------- ---------- ----------
    Total costs and expenses            9,286      7,859     17,535     15,834
                                    ---------- ---------- ---------- ----------
Net loss                                ($928)   ($2,831)   ($4,941)   ($6,921)
                                    ========== ========== ========== ==========

Net loss per share                     ($0.05)    ($0.16)    ($0.27)    ($0.41)
                                    ========== ========== ========== ==========
Shares used in computation of net
  loss per share(basic and diluted)    18,516     18,128     18,487     17,064
                                    ========== ========== ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
(In thousands, except par value per share)

                                                      June 30, December 31,
                                                       1998        1997
                                                   ----------  ----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                       $16,715      $9,266
     Short-term investments                           90,748      63,003
     Other current assets                              3,335         779
                                                   ----------  ----------
      Total current assets                           110,798      73,048
     Property and equipment, net                      13,349       9,996
     Long-term investments                            48,997      91,386
     Other assets                                        579         596
                                                   ----------  ----------
                                                    $173,723    $175,026
                                                   ==========  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $332        $475
     Accrued compensation                                929         833
     Accrued clinical trials                           1,218       1,434
     Other accrued liabilities                         1,868       2,212
     Deferred revenue                                  3,129       1,604
                                                   ----------  ----------
      Total current liabilities                        7,476       6,558

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                   --          --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,528
      and 18,348 issued and outstanding at
      June 30, 1998 and December 31, 1997,
      respectively                                       185         183
     Additional paid-in capital                      230,012     227,093
     Accumulated deficit                             (64,323)    (59,382)
     Unrealized gain on investments                      373         574
                                                   ----------  ----------
      Total stockholders' equity                     166,247     168,468
                                                   ----------  ----------
                                                    $173,723    $175,026
                                                   ==========  ==========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                       (unaudited)
(In thousands)

                                                          Six Months Ended
                                                              June 30,
                                                     ----------------------
                                                         1998        1997
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($4,941)    ($6,921)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        1,727       1,567
    Other                                                  (73)       (984)
  Changes in assets and liabilities:
    Other current assets                                (2,556)        140
    Accounts payable                                      (144)       (553)
    Accrued liabilities                                   (462)        133
    Deferred revenue                                     1,525          --
                                                     ----------  ----------
Total adjustments                                           17         303
                                                     ----------  ----------
    Net cash used in operating activities               (4,924)     (6,618)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (61,979)   (182,219)
  Maturities of short- and long-term investments        76,500     136,050
  Capital expenditures                                  (5,084)     (1,900)
  (Increase) decrease in other assets                       16        (212)
                                                     ----------  ----------
    Net cash provided by (used in) investing activities  9,453     (48,281)

Cash flows from financing activities:
  Proceeds from issuance of capital stock                2,920      69,718
                                                     ----------  ----------
    Net cash provided by financing activities            2,920      69,718
                                                     ----------  ----------

Net increase in cash and cash equivalents                7,449      14,819

Cash and cash equivalents at beginning of period         9,266      14,141
                                                     ----------  ----------
Cash and cash equivalents at end of period             $16,715     $28,960
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998

Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In 1998, the Company began receiving royalties from sales of Zenapax. Royalties on sales of Zenapax are payable under exclusive license agreements with Hoffmann-La Roche Inc. and affiliates ("Roche"). The Company is dependent upon the further development, regulatory and marketing efforts of Roche with respect to Zenapax and there can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly Zenapax might be adopted by the medical community. In addition, the Company recognizes royalty revenues when royalty reports are received from Roche and the Company's other collaborative partners. This method of recognizing royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative research and development, humanization, patent licensing and clinical supply agreements, may result in significant fluctuations in revenues in quarterly and annual periods.

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

Basis of Presentation and Responsibility for Quarterly Financial
Statements

The balance sheet as of June 30, 1998 and the statements of operations and cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

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

Revenue Recognition

Contract revenues from research and development are recorded as earned based on the performance requirements of the contracts. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific, clinical or regulatory results stipulated in the agreement have been met. Revenue recognized under certain clinical supply agreements is based upon the percentage of completion method. Deferred revenue arises principally due to the timing of cash payments received under research and development contracts.

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

New Accounting Standards

Effective as of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of FAS 130 had no impact on the Company's net loss or stockholders' equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. For the three month periods ended June 30, 1998 and 1997, total comprehensive loss amounted to $1.0 million and $2.3 million, respectively. For the six month periods ended June 30, 1998 and 1997, total comprehensive loss amounted to $5.1 million and $6.7 million, respectively.

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented. In accordance with FAS 128, net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for the three months ended June 30, 1998 and 1997 would have included an additional 497,000 and 700,000 shares, respectively, related to the Company's outstanding stock options. Had the Company been in a net income position, diluted earnings per share for the six months ended June 30, 1998 and 1997 would have included an additional 693,000 and 870,000 shares, respectively, related to the Company's outstanding stock options. The Company's previously reported net loss per share amounts conformed to FAS 128 and, accordingly, its adoption has no effect on these financial statements.

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

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of OST 577 in the event certain conditions were met with respect to that study.

In June 1997, the Company entered into a Sponsored Research Agreement with Stanford University to provide aggregate funding and equipment support of up to $3.4 million over a period of 3 years for the laboratory of Stanley Falkow, Ph.D., a member of the Board of Directors and a Distinguished Investigator (consultant) of the Company. The funding arrangement provides the Company with certain exclusive rights to intellectual property resulting from the research efforts in Dr. Falkow's laboratory during the funding period. The Company expensed approximately $0.3 million in connection with this funding arrangement for the six month period ended June 30, 1998.


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





OVERVIEW

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional losses over at least the next few years, as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical, chemical and biotechnology companies under collaborative research and development and patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In 1998, the Company began receiving royalties from sales of Zenapaxr[R] by Hoffmann-La Roche Inc. and affiliates ("Roche"). Roche has rights to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company with respect to Zenapax. The Company is dependent upon the further development, regulatory and marketing efforts of Roche with respect to Zenapax and there can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly Zenapax might be adopted by the medical community. Royalties from Zenapax are reported to the Company on a quarterly basis for U.S. sales and on a semi-annual basis for sales outside of the U.S. The
Company recognizes royalty revenues when royalty reports are received from Roche and the Company's other collaborative partners. This method of recognizing royalty revenues from the Company's licensees, taken together with Roche's rights to partially offset third party royalties and certain milestone payments and the unpredictable timing of payments of non-recurring licensing and signing fees, milestones and payments for manufacturing services under new and existing collaborative research and development and patent licensing and clinical supply agreements, is likely to result in significant fluctuations in revenues in quarterly and annual periods.

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

Contract revenues from research and development are recorded as earned based on the performance requirements of the contracts. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific, clinical or regulatory results stipulated in the agreement have been met. Revenue recognized under certain clinical supply agreements are based on the percentage of completion method. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

The Company's total revenues for the three months ended June 30, 1998 were $8.4 million as compared to $5.0 million in 1997. Total revenues recognized under agreements with third parties were $5.9 million in the second quarter of 1998 compared to $2.5 million in the comparable period in 1997. Interest and other income amounted to $2.5 million in the second quarters of both 1998 and 1997.

Revenues under agreements with third parties of $5.9 million for the three months ended June 30, 1998 consisted principally of licensing and signing fees, manufacturing services revenues under clinical supply agreements, milestone payments earned under licensing agreements, research and development reimbursement funding and royalties. In the second quarter of 1997, revenues under agreements with third parties consisted of $2.5 million of milestone payments earned under licensing agreements.

Total costs and expenses for the three months ended June 30, 1998 increased to $9.3 million from $7.9 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses desirable to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended June 30, 1998 increased to $7.3 million from $6.3 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials, costs of conducting preclinical tests and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended
June 30, 1998 increased to $2.0 million from $1.6 million in the comparable period in 1997. These increases were primarily the result of increased staffing and associated expenses desirable to manage and support the Company's expanding operations.

Six Months Ended June 30, 1998 and 1997

The Company's total revenues for the six months ended June 30, 1998 were $12.6 million as compared to $8.9 million in 1997. Total revenues recognized under agreements with third parties were $7.7 million for the six months ended June 30, 1998 compared to $4.8 million in the comparable period in 1997. Interest and other income for the six months ended June 30, 1998 were $4.9 million compared to $4.1 million in the comparable period in 1997. This increase is primarily attributable to the increased interest earned on the Company's increased cash and cash equivalents balances as a result of the Company's follow-on public offering which was completed during the first quarter of 1997.

Revenues under agreements with third parties of $7.7 million for the six months ended June 30, 1998 consisted principally of licensing and signing fees, manufacturing services revenues under clinical supply agreements, milestone payments earned under licensing agreements, research and development reimbursement funding and royalties. In the comparable period of 1997, revenues under agreements with third parties consisted of $4.8 million of licensing and signing fees and milestone payments earned under licensing agreements.

Total costs and expenses for the six months ended June 30, 1998 increased to $17.5 million from $15.8 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses desirable to manage and support the Company's expanding operations.

Research and development expenses for the six months ended June
30, 1998 increased to $13.7 million from $12.8 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials, costs of conducting preclinical tests and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the six months ended June
30, 1998 increased to $3.8 million from $3.0 million in the comparable period in 1997. These increases were primarily the result of increased staffing and associated expenses desirable to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At June 30, 1998, the Company had cash, cash equivalents and investments in the aggregate of $156.5 million, compared to $163.7 million at December 31, 1997.

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of OST 577 in the event certain conditions were met with respect to that study.

As set forth in the Statements of Cash Flows, net cash used in operating activities was $4.9 million for the six months ended June 30, 1998 compared to $6.6 million in the same period in 1997. The decrease in 1998 was primarily due to the Company receiving research and development reimbursement funding in advance of the related work to be performed by the Company.

As set forth in the Statements of Cash Flows, net cash provided by investing activities for the six months ended June 30, 1998 was $9.5 million, resulting primarily from maturities of short-term investments. Net cash used in investing activities for the comparable period in 1997 was $48.3 million reflecting the purchase of short- and long-term investments.

The Company has entered into a twelve year lease of approximately
90,000 square feet for the relocation of its headquarters and research and development facilities to Fremont, California. The Company plans to invest approximately $13 million in order to make the facilities suitable for its operations. As set forth in the Statements of Cash Flows, capital expenditures increased to $5.1 million for the six months ended June 30, 1998 compared to $1.9 million in the comparable period in 1997, primarily from its investment in these facilities.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for the six months ended June 30, 1998 was $2.9 million resulting primarily from the exercise of outstanding stock options. Net cash provided by financing activities for the comparable period in 1997 was $69.7 million. The 1997 amount resulted primarily from the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from Roche's marketing of Zenapax; the ability of the Company to enter into additional collaborative, humanization and patent licensing arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's licensees to obtain regulatory approval and successfully manufacture and market products licensed under the Company's patents; the continued or additional support by collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing facilities and methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the continued development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on June
19, 1998, at the Company's principal offices in Mountain View, California. Of the 18,512,081 shares outstanding as of the record date, 15,284,904 shares were present at the meeting or represented by proxies, representing approximately 82.5% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect three Class III directors of the Company to serve for a three-year term and until their successors are duly elected and qualified. The name of each Class III director elected at the Annual Meeting and the votes cast with respect to each such individual are set forth below.

                                                   For            Withheld

        Jurgen Drews                            14,669,644         615,260
        Laurence Jay Korn                       15,194,459          90,445
        Max Link                                15,196,191          88,713

In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998. The votes cast are set forth below.

                         For             Against         Abstentions
                      15,263,916         12,071             8,917
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

   History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of June 30, 1998, the Company had an accumulated deficit of approximately $64.3 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone and other payments from pharmaceutical, chemical and biotechnology companies under collaborative, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In addition, revenues from patent licensing arrangements and royalties are expected to vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, with significant variations depending on the terms of the particular agreements. For example, revenues in each of the quarters of 1997 included several non-recurring payments in connection with new humanization, patent licensing and other research and development agreements, which payments resulted in significant variations in revenues in each of the quarters in 1997.

Hoffmann-La Roche Inc. and its affiliates ("Roche") have received regulatory approval to distribute Zenapax[R] in the U.S. and Switzerland. Zenapax, a product created by the Company, is licensed exclusively to Roche and the Company is dependent upon the efforts of Roche to obtain additional regulatory approvals and market Zenapax. The Company has begun receiving royalties in 1998 based on revenue from sales of Zenapax by Roche, with royalties based on U.S. sales paid to the Company on a quarterly basis and sales outside of the U.S. on a semi-annual basis. Roche has rights to partially offset third party royalties and certain previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company recognizes royalty revenues when royalty reports are received from its collaborative partners, including Roche. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees, payments for manufacturing services and milestones under new and existing collaborative, humanization, patent licensing and clinical supply agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing arrangements, royalties on sales of Zenapax or other products licensed under the Company's intellectual property rights or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new headquarters and additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications, and as the Company invests in continuing and new research programs or acquires additional technologies, product candidates or businesses. For example, the Company expects to invest approximately $13 million related to the construction of its new headquarters facilities located in Fremont, California, which improvements will include the expansion of laboratory and development facilities. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter and year to year.

   Dependence On Roche With Respect To Zenapax. Roche controls the development and marketing of Zenapax, the most advanced of the Company's products in development, and the Company is dependent upon the resources and activities of Roche to pursue commercialization of Zenapax in order for the Company to receive royalties or additional milestone payments from the marketing and development of this product. There can be no assurance that Roche's further development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in addition to those in the U.S. and Switzerland and how rapidly it might be adopted by the medical community. Moreover, Simulect[R], a product competitive with Zenapax, has recently been approved for marketing in the U.S. and Switzerland and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available competitive products. In addition, there can be no assurance that other independently developed products of Roche, including CellCept[R], or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed.

Moreover, Zenapax is being tested in certain early stage clinical trials in autoimmune indications. There can be no assurance that Roche will continue or pursue additional clinical trials in these indications or that, even if the additional clinical trials are completed, Zenapax will be shown to be safe and efficacious, or that the clinical trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

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

With respect to its issued antibody humanization patents, the Company believes the patent claims cover Zenapax and, based on its review of the scientific literature, most humanized antibodies. The EPO (but not PTO) procedures provide for a nine-month opposition period in which other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition and opposition briefs to the Company's European patent were filed during the opposition period, including filings by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company recently filed its response to the briefs filed by these parties. The entire opposition process, including appeals, may take several years to complete, and during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. The Company intends to vigorously defend the European and, if necessary, the U.S. patent; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial conditions of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and a diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend on the timely achievement of research and development objectives by the Company, the retention of key personnel performing work under those agreements and the successful achievement of research or clinical trial goals, none of which can be assured, as well as on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. In this regard, Boehringer Mannheim GmbH ("Boehringer Mannheim") recently returned all rights to OST 577 to the Company. Although a Phase IIa clinical study involving this antibody has recently been initiated, the Company remains dependent upon Boehringer Mannheim to transfer technical data, existing clinical supplies and other regulatory information related to OST 577 to the Company or to the FDA in a timely manner in order to facilitate further development of OST 577. There can be no assurance that Boehringer Mannheim will continue to cooperate with the Company in providing such data, supplies or information in a timely manner. In addition, Boehringer Mannheim has invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

Further, in March 1998 Roche acquired Corange Limited, the parent company of Boehringer Mannheim. The Company expects that Roche may terminate the various drug development programs of the Company and Boehringer Mannheim, including those for the SMART[Tm]Anti-L-Selectin Antibody and an antibody to an undisclosed cardiovascular target. The Company cannot predict the timing of Roche's determination to continue, modify or terminate the development program for these antibodies. In addition, Roche acquired 1,682,877 shares of the Company's common stock held by Corange which are no longer subject to contractual limitations on disposition.

The Company's ability to enter into new collaborations and the willingness of the Company's existing collaborators to continue development of the Company's potential products depends upon, among other things, the Company's patent position with respect to such products. In this regard, the Company has been issued patents by PTO and EPO with claims that the Company believes, based on its survey of the scientific literature, cover most humanized antibodies. Eighteen notices of opposition and opposition briefs to the European patent have been filed with the EPO, and either or both patents may be further challenged through administrative or judicial proceedings. The Company has applied for similar patents in Japan and other countries. The Company has entered into several collaborations related to both the humanization and patent licensing of certain antibodies whereby it granted licenses to its patent rights relating to such antibodies, and the Company anticipates entering into additional collaborations and patent licensing agreements partially as a result of the Company's patent and patent applications with respect to humanized antibodies. As a result, the inability of the Company to successfully defend the opposition proceeding before the EPO or, if necessary, to defend patents granted by the PTO or EPO or to successfully prosecute the corresponding patent applications in Japan or other countries could adversely affect the ability of the Company to collect royalties on existing licensed products such as Zenapax, and enter into additional collaborations, humanization or patent licensing agreements and could therefore have a material adverse effect on the Company's business or financial condition.

   Absence Of Manufacturing Experience. Of the products developed by the Company which are currently in clinical development, Roche is responsible for manufacturing Zenapax. If further development occurs, the Company intends to manufacture OST 577, the SMART M195 Antibody and the SMART Anti-CD3 Antibody as well as some or all of its other products in preclinical development. The Company currently leases approximately 47,000 square feet housing its manufacturing facilities in Plymouth, Minnesota. The Company intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, the Company has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

Any potential product that the Company or its collaborative partners succeed in developing and obtaining regulatory approval for must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and its collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies is expected to be an important determinant of market success. For example, Novartis has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Switzerland. Novartis has a significant marketing and sales force directed to the transplantation market and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available products. With respect to the speed of development of OST 577, the Company is aware that other drugs such as lamivudine from Glaxo Wellcome plc are in advanced clinical development or have been submitted for approval in certain jurisdictions for the treatment of CHB by competitive companies that have significantly greater experience and resources in developing antiviral products than the Company. The Company's current clinical plans for OST 577 involve a study of the combination of OST 577 and nucleoside analogs such as lamivudine. The lack of availability of lamivudine or other drugs for the treatment of CHB could have a material adverse impact on the clinical development and commercial potential of OST 577.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits - None


        (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1998.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated: August 13, 1998



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