Form 10-Q
period 1998-09-30
PROTEIN DESIGN LABS INC/DE
filed 1998-11-16
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended September 30, 1998

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


                               34801 Campus Drive
                               Fremont, Ca. 94555
                    (Address of principal executive offices)
                         Telephone Number (510) 574-1400

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                          Yes [X]              No [ ]


     As of September 30, 1998, there were 18,554,572 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.


INDEX


PART I. FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations
Three months ended September 30, 1998 and 1997
Nine months ended September 30, 1998 and 1997

Balance Sheets
September 30, 1998 and December 31, 1997

Statements of Cash Flows
Nine months ended September 30, 1998 and 1997

Notes to Unaudited Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - RISK FACTORS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
(In thousands, except net loss per share data)
                                   (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                    --------------------- ---------------------
                                         1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $9,610     $4,550    $17,274     $9,341

  Interest and other income             2,268      2,485      7,198      6,608
                                    ---------- ---------- ---------- ----------
    Total revenues                     11,878      7,035     24,472     15,949

Costs and expenses:
  Research and development              8,949      6,311     22,683     19,124
  General and administrative            2,240      1,629      6,040      4,651
                                    ---------- ---------- ---------- ----------
    Total costs and expenses           11,189      7,940     28,723     23,775
                                    ---------- ---------- ---------- ----------
Net income / (loss)                      $689      ($905)   ($4,251)   ($7,826)
                                    ========== ========== ========== ==========
Net income / (loss) per share:
  Basic                                 $0.04     ($0.05)    ($0.23)    ($0.45)
  Diluted                               $0.04     ($0.05)    ($0.23)    ($0.45)
                                    ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                18,545     18,170     18,506     17,433
  Diluted                              18,845     18,170     18,506     17,433
                                    ========== ========== ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
(In thousands, except par value per share)

                                                    September 30,December 31,
                                                       1998          1997
                                                   ------------  ----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                         $44,740      $9,266
     Short-term investments                             78,106      63,003
     Other current assets                                9,808         779
                                                   ------------  ----------
      Total current assets                             132,654      73,048
     Property and equipment, net                        22,169       9,996
     Long-term investments                              22,946      91,386
     Other assets                                          710         596
                                                   ------------  ----------
                                                      $178,479    $175,026
                                                   ============  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $1,175        $475
     Accrued compensation                                  962         833
     Accrued clinical trials                             1,126       1,434
     Other accrued liabilities                           4,899       2,212
     Deferred revenue                                    2,729       1,604
                                                   ------------  ----------
      Total current liabilities                         10,891       6,558

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                   --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,555
      and 18,348 issued and outstanding at
      September 30, 1998 and December 31, 1997,
      respectively                                         186         183
     Additional paid-in capital                        230,425     227,093
     Accumulated deficit                               (63,633)    (59,382)
     Unrealized gain on investments                        610         574
                                                   ------------  ----------
      Total stockholders' equity                       167,588     168,468
                                                   ------------  ----------
                                                      $178,479    $175,026
                                                   ============  ==========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                       (unaudited)
(In thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                     ----------------------
                                                         1998        1997
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($4,251)    ($7,826)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        2,595       2,392
    Other                                                  735        (879)
  Changes in assets and liabilities:
    Other current assets                                (9,028)       (476)
    Accounts payable                                       700        (538)
    Accrued liabilities                                  2,508        (356)
    Deferred revenue                                     1,125          --
                                                     ----------  ----------
Total adjustments                                       (1,365)        143
                                                     ----------  ----------
    Net cash used in operating activities               (5,616)     (7,683)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (92,320)   (230,723)
  Maturities of short- and long-term investments       145,000     192,758
  Capital expenditures                                 (14,810)     (2,646)
  Increase in other assets                                (114)       (213)
                                                     ----------  ----------
    Net cash provided by (used in) investing activities 37,756     (40,824)

Cash flows from financing activities:
  Proceeds from issuance of capital stock                3,334      71,332
                                                     ----------  ----------
    Net cash provided by financing activities            3,334      71,332
                                                     ----------  ----------

Net increase in cash and cash equivalents               35,474      22,825

Cash and cash equivalents at beginning of period         9,266      14,141
                                                     ----------  ----------
Cash and cash equivalents at end of period             $44,740     $36,966
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 1998
                                    (unaudited)

Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

In 1998, the Company began receiving royalties from sales of Zenapax[R]. Royalties on sales of Zenapax are payable under exclusive license agreements with Hoffmann-La Roche Inc. and affiliates ("Roche"). The Company has also entered into non-exclusive licensing arrangements for other products recently approved for marketing. The Company is dependent upon the further development, regulatory and marketing efforts of its licensees and there can be no assurance that the development, regulatory and marketing efforts of its licensees will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly products might be adopted by the medical community. In addition, the Company recognizes royalty revenues when royalty reports are received from Roche and the Company's other licensees. This method of recognizing royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative research and development, humanization, patent licensing and clinical supply agreements, may result in significant fluctuations in revenues in quarterly and annual periods.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing arrangements, royalties on sales of products licensed under the Company's intellectual property rights or other sources, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical and clinical activity, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing agreements, significant royalties on sales of Zenapax and other products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

Basis of Presentation and Responsibility for Quarterly Financial
Statements

The balance sheet as of September 30, 1998 and the statements of operations for the three month and nine periods and cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

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

Cash and cash equivalents for the period ended September 30, 1998 increased primarily as a result of maturities of short-term and redemption of certain long-term investments. The changes in short- and long-term investments were the result of certain long-term investments reaching maturities of one year or less.

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

The Company's collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to the Company based on net sales of licensed products under the agreements. Royalties, as reported to the Company, may include deductions for creditable amounts related to third party royalties as well as milestone payments, certain patent expense reimbursements and maintenance fees previously received by the Company. The agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party.

New Accounting Standards

Effective as of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of FAS 130 had no impact on the Company's net loss or stockholders' equity. FAS 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. For the three month periods ended September 30, 1998 and 1997, total comprehensive income (loss) amounted to $0.9 million and ($0.6) million, respectively. For the nine month periods ended September 30, 1998 and 1997, total comprehensive loss amounted to $4.2 million and $7.3 million, respectively.

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share for all periods presented. In accordance with FAS 128, basic earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented and excluded the dilutive effect of stock options. If the Company had a net loss position for the applicable period, as is the case for the three month period ended September 30, 1997 and the nine month periods ended September 30, 1998 and 1997, FAS 128 specifies that the Company shall not include the effect of stock options outstanding for the applicable period as the effect would be antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented below:

(In thousands, except net income / loss per share)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                    --------------------- ---------------------
                                         1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Numerator:
 Net income / (loss)                     $689     $(905)    $(4,251)   $(7,826)
                                    ========== ========== ========== ==========

Denominator:
 Basic earnings / (loss) per share -
  weighted-average shares              18,545    18,170      18,506     17,433

 Dilutive potential common shares:
  Stock Options                           300        --         --         --
                                    ---------- ---------- ---------- ----------

Denominator for diluted earnings/
 (loss) per share                      18,845    18,170      18,506     17,433
                                    ========== ========== ========== ==========

Basic net income / (loss) per share     $0.04    $(0.05)     $(0.23)    $(0.45)
                                    ========== ========== ========== ==========
Diluted net income / (loss) per share   $0.04    $(0.05)     $(0.23)    $(0.45)
                                    ========== ========== ========== ==========

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

In June 1997, the Company entered into a Sponsored Research Agreement with Stanford University to provide aggregate funding and equipment support of up to $3.4 million over a period of 3 years for the laboratory of Stanley Falkow, Ph.D., Distinguished Investigator (consultant) of the Company. Dr. Falkow resigned as a member of the Board of Directors in September 1998 in connection with his assuming a more extensive role with the Company in certain ongoing research programs. The funding arrangement provides the Company with certain exclusive rights to intellectual property resulting from the research efforts in Dr. Falkow's laboratory during the funding period. The Company expensed approximately $0.5 and $0.2 million in connection with this funding arrangement for the nine month periods ended September 30, 1998 and 1997, respectively.

Other Current Assets

Other current assets increased for the period ended September 30, 1998 primarily as a result of an accounts receivable of $6.0 million for a nonrefundable licensing and signing fee received in October
1998.

Property and Equipment

Property and equipment increased for the period ended September 30, 1998 primarily as a result of capital expenditures related to the Company's new Fremont, California facilities.

Other Accrued Liabilities

Other accrued liabilities increased for the period ended September 30, 1998 primarily as a result of accruals of approximately $1.0 million each for (i) a signing and licensing fee paid in October 1998, and (ii) capital expenditures related to the Company's new Fremont, California facilities.


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

OVERVIEW

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

In 1998, the Company began receiving royalties from sales of Zenapax. Royalties on sales of Zenapax are payable under exclusive license agreements with Hoffmann-La Roche Inc. and affiliates ("Roche"). The Company has also entered into non-exclusive licensing arrangements for other products recently approved for marketing. The Company is dependent upon the further development, regulatory and marketing efforts of its licensees and there can be no assurance that the development, regulatory and marketing efforts of its licensees will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly products might be adopted by the medical community. In addition, the Company recognizes royalty revenues when royalty reports are received from Roche and the Company's other licensees. This method of recognizing royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees and milestones under new and existing collaborative research and development, humanization, patent licensing and clinical supply agreements, may result in significant fluctuations in revenues in quarterly and annual periods.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing arrangements, royalties on sales of products licensed under the Company's intellectual property rights or other sources, the Company anticipates that its operating expenses will generally continue to increase significantly as the Company expands its business activities and advances potential products in clinical development, dedicates more resources to its research and development, manufacturing, preclinical and clinical activity, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, humanization and patent licensing agreements, significant royalties on sales of Zenapax and other products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

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

The Company's collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to the Company based on net sales of the licensed product under the agreement. Royalties, as reported to the Company, may include deductions for creditable amounts related to third party royalties as well as milestone payments, certain patent expense reimbursements and maintenance fees previously received by the Company. The agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party.










RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

The Company's total revenues for the three months ended September
30, 1998 were $11.9 million as compared to $7.0 million in 1997. Total revenues recognized under agreements with third parties were $9.6 million in the third quarter of 1998 compared to $4.6 million in the comparable period in 1997. Interest and other income amounted to $2.3 million in the third quarter of 1998 compared to $2.5 million in the comparable period in 1997.

Revenues under agreements with third parties of $9.6 million for the three months ended September 30, 1998 consisted principally of a $6.0 million nonrefundable licensing and signing fee from Genentech, Inc. ("Genentech"), milestone payments earned under licensing agreements, manufacturing services revenues under clinical supply agreements, research and development reimbursement funding and royalties. In the third quarter of 1997, revenues under agreements with third parties consisted principally of $4.6 million of licensing and signing fees and milestone payments earned under licensing agreements.

Total costs and expenses for the three months ended September 30, 1998 increased to $11.2 million from $7.9 million in the comparable period in 1997. The increase in costs was primarily due to the accrual of a licensing and signing fee payable to Genentech, the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses desirable to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended September 30, 1998 increased to $8.9 million from $6.3 million in the comparable period in 1997. The increase in costs was primarily due to the accrual of a licensing and signing fee payable to Genentech, the addition of staff, the continuation of clinical trials, costs of conducting preclinical tests and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended
September 30, 1998 increased to $2.2 million from $1.6 million in the comparable period in 1997. These increases were primarily the result of increased staffing and associated expenses desirable to manage and support the Company's expanding operations.

Nine Months Ended September 30, 1998 and 1997

The Company's total revenues for the nine months ended September
30, 1998 were $24.5 million as compared to $15.9 million in 1997. Total revenues recognized under agreements with third parties were $17.3 million for the nine months ended September 30, 1998 compared to $9.3 million in the comparable period in 1997. This increase in total revenues is primarily the result of increased licensing and signing fees during the period. Interest and other income for the nine months ended September 30, 1998 were $7.2 million compared to $6.6 million in the comparable period in 1997. This increase in interest and other income is primarily attributable to the increased interest earned on the Company's higher cash and cash equivalents balances as a result of the Company's follow-on public offering which was completed during the first quarter of 1997.

Revenues under agreements with third parties of $17.3 million for the nine months ended September 30, 1998 consisted principally of a $6.0 million nonrefundable licensing and signing fee from Genentech, licensing and signing fees from other third parties, milestone payments earned under licensing agreements, manufacturing services revenues under clinical supply agreements, research and development reimbursement funding and royalties. In the comparable period of 1997, revenues under agreements with third parties consisted principally of $9.3 million of licensing and signing fees and milestone payments earned under licensing agreements.

Total costs and expenses for the nine months ended September 30, 1998 increased to $28.7 million from $23.8 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses desirable to manage and support the Company's expanding operations.

Research and development expenses for the nine months ended
September 30, 1998 increased to $22.7 million from $19.1 million in the comparable period in 1997. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the nine months ended
September 30, 1998 increased to $6.0 million from $4.7 million in the comparable period in 1997. These increases were primarily the result of increased staffing and associated expenses desirable to manage and support the Company's expanding operations.



LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At September 30, 1998, the Company had cash, cash equivalents and investments in the aggregate of $145.8 million, compared to $163.7 million at December 31, 1997. This decrease was due to the year to date net loss and capital expenditures for the Company's new facility. Cash and cash equivalents and investments for the period do not include the $6.0 million licensing and signing fee received from Genentech in October 1998.

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

As set forth in the Statements of Cash Flows, net cash used in operating activities was $5.6 million for the nine months ended September 30, 1998 compared to $7.7 million in the same period in 1997. The decrease in 1998 was primarily due to a lower net loss for the period, an increase in accounts receivable primarily due to the Genentech licensing and signing fee, which is included in other current assets, and the Company receiving research and development reimbursement funding in advance of the related work to be performed by the Company.

As set forth in the Statements of Cash Flows, net cash provided by investing activities for the nine months ended September 30, 1998 was $37.8 million, resulting primarily from maturities of short-term investments. Net cash used in investing activities for the comparable period in 1997 was $40.8 million reflecting the purchase of short- and long-term investments.

The Company has a twelve year lease of approximately 90,000 square feet for its new headquarters and research and development facilities in Fremont, California. The Company has invested approximately $13 million in order to make the facilities suitable for its operations, including tenant improvements and equipment. As set forth in the Statements of Cash Flows, capital expenditures increased to $14.8 million for the nine months ended September 30, 1998 compared to $2.6 million in the comparable period in 1997, primarily from its investment in these facilities.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for the nine months ended September 30, 1998 was $3.3 million resulting primarily from the exercise of outstanding stock options. Net cash provided by financing activities for the comparable period in 1997 was $71.3 million. The 1997 amount resulted primarily from the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Zenapax, Synagis[R] and Herceptin[R]; the ability of the Company to enter into additional collaborative, humanization and patent licensing arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's licensees to obtain regulatory approval and successfully manufacture and market products licensed under the Company's patents;
the continued or additional support by collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing facilities and methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the continued development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2001.

YEAR 2000 READINESS DISCLOSURE

As is true for most companies, the ability of the Company's systems and equipment as well as those of its key suppliers to address the Year 2000 ("Y2K") issue presents a potential risk for the Company. If systems software and/or equipment containing embedded software or controllers do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for the Company exists in two areas: systems used by the Company to run its business and systems used by the Company's suppliers. The Company is currently evaluating its exposure in these two areas. The Company has also reviewed, but views as a much less significant risk, claims related to potential warranty or other claims from its collaborative research customers.

Based on a preliminary assessment by an outside consultant retained by the Company in early 1998, the Company believes that its most important information systems are Y2K-compliant; however, the Company is in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. In connection with its recent move to a new headquarters facility in Fremont, California, the Company has replaced or upgraded many of its systems and equipment that were known or believed to present potential Y2K problems. In addition, the Company specifically identified and contacted certain key vendors regarding Y2K compliance of its key information systems and has either received software upgrades or assurances that Y2K-compliant software will be made available in a manner designed for the Company to timely address the Y2K issue with respect to these systems. As part of its comprehensive review of potentially affected systems, equipment and facilities, the Company is also reviewing controllers used to perform key functions in its manufacturing facility in Plymouth, Minnesota. At this time, the Company has not reviewed all systems and processes for potential Y2K problems nor has the Company identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation or replacement plans as it continues to assess the Y2K risk. For Y2K non-compliance issues identified to date, the cost of upgrade or remediation has not been and is not expected to be material to the Company's operating results. The Company expects to conclude its initial estimates of total anticipated costs to become Y2K-compliant by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

The Company has identified critical suppliers and has plans to initiate inquiries in order to determine whether the operations and the products or services provided by these identified vendors are Y2K-compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of vendors to be Y2K-compliant. In the event that vendors are not compliant, the Company will seek alternative sources of supplies or services. However, many of the Company's vendors have been qualified for regulatory purposes and qualifying new vendors could involve significant time and resource commitments by the Company. Failure of vendors to be Y2K-compliant remains a possibility and could limit the ability of the Company to manufacture material for clinical studies or timely conduct regulatory compliance programs that would result in a delay in the initiation or continuation of certain planned clinical studies. Significant delays or expenditures due to vendors' failures to become Y2K-compliant could have an adverse impact on the Company's results of operations or financial condition.

With respect to research conducted by the Company in support of its collaborative research customers, many of the systems used to support such efforts are new. Where appropriate, the Company has, as a condition to accepting such systems, required that the systems be Y2K-compliant.



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

History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of September 30, 1998, the Company had an accumulated deficit of approximately $63.6 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing arrangements, royalties on sales of products licensed under the Company's intellectual property rights or other sources, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical and clinical activity, and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing agreements, significant royalties on sales of Zenapax[R] and other products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses. For example, revenues in the third quarter of 1998 included a $6.0 million non-refundable licensing and signing fee from Genentech, Inc. ("Genentech") that resulted in a profit in that quarter. In the absence of similar substantial non-recurring revenues or significant royalty revenues in any future period, there can be no assurance that the Company will be profitable in any future quarters.

Hoffmann-La Roche Inc. and its affiliates ("Roche") have received regulatory approval to distribute Zenapax in the U.S. and certain other countries. Zenapax, a product created by the Company, is licensed exclusively to Roche. The Company has also entered into nonexclusive patent license agreements covering Synagis[R], a product developed by MedImmune, Inc., and Herceptin[R], a product developed by Genentech. The Company recognizes royalty revenues when royalty reports are received from its collaborative partners, including Roche. With respect to royalties based on revenue from sales of Zenapax by Roche, royalties based on U.S. sales are reported to the Company on a quarterly basis and royalties based on sales outside of the U.S. are reported on a semi-annual basis. With respect to royalties on sales of Synagis and Herceptin, royalty reports are due in the quarter following the quarter in which sales occur or are reported by sublicensees, as the case may be. Each of these licensees has certain rights to partially offset certain payments previously made to the Company or paid to third parties. For example, Roche has a right to offset certain third party royalties, patent reimbursement expenses and previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company records revenue when reports are received from its licensees. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees, payments for manufacturing services and milestones under new and existing collaborative, humanization, patent licensing and clinical supply agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

The Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing arrangements, royalties on sales of Zenapax or other products licensed under the Company's intellectual property rights or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in new headquarters and additional laboratory and manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications, and as the Company invests in continuing and new research programs or acquires additional technologies, product candidates or businesses. For example, the Company has invested approximately $13 million in order to make its new headquarters facilities located in Fremont, California suitable for its operations, including investment in tenant improvements and capital equipment. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter and year to year.

Dependence On Licensees With Respect to Marketed Products. The
Company is dependent upon the development and marketing efforts of its licensees with respect to products for which the Company may receive royalties. For example, in 1998, the Company began receiving royalties from sales of Zenapax, a product exclusively licensed to Roche. The Company's royalties on Zenapax depend upon the development efforts of Roche and there can be no assurance that Roche's development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in various countries throughout the world and how rapidly it might be adopted by the medical community. Moreover, Simulect[R], a product competitive with Zenapax, has been approved for marketing in the U.S. and other countries and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available competitive products. In addition, there can be no assurance that other independently developed products of Roche, including CellCept[R], or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed. In addition, Zenapax is being tested in certain early stage clinical trials in autoimmune indications. There can be no assurance that Roche will continue or pursue additional clinical trials in these indications or that, even if the additional clinical trials are completed, Zenapax will be shown to be safe and efficacious, or that the clinical trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

The Company has also entered into non-exclusive patent licensing arrangements for certain products recently approved for marketing, specifically Synagis[R] and Herceptin[R]. The Company is dependent upon the further development, regulatory and marketing efforts of its licensees with respect to these products and there can be no assurance that the development, regulatory and marketing efforts of these licensees will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly products might be adopted by the medical community.

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

In advanced clinical development, numerous factors may be involved that may lead to different results in larger, late-stage clinical trials from those obtained in early-stage trials. For example, early-stage clinical trials usually involve a small number of patients, often at a single center, and thus may not accurately predict the actual results regarding safety and efficacy that may be demonstrated with a large number of patients in a late-stage multi-center clinical trial. Also, differences in the clinical trial design between early-stage and late-stage clinical trials may cause different results regarding the safety and efficacy of a product to be obtained. In addition, many early-stage trials are unblinded and based on qualitative evaluations by clinicians involved in the performance of the trial, whereas late-stage trials are generally required to be blinded in order to provide more objective data for assessing the safety and efficacy of the product. Moreover, preliminary results from clinical trials may not be representative of results that may be obtained as the trial proceeds to completion.

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

The Company has several patents and exclusive licenses covering its humanized and human antibody technology, respectively. With respect to its human antibody technology and antibodies, the Company has exclusively licensed certain patents from Novartis Pharmaceuticals Corporation ("Novartis") (formerly known as Sandoz Pharmaceuticals Corporation). With respect to its SMART[TM] antibody technology and antibodies, the Company has been issued fundamental patents by the European Patent Office ("EPO") and PTO. In addition, in June 1996 the Company was issued a U.S. patent covering Zenapax and certain related antibodies against the IL-2 receptor.

The Company is also currently prosecuting other patent applications with the PTO and in other countries, including members of the European Patent Convention, Canada, Japan and Australia. The patent applications are directed to various aspects of the Company's SMART and human antibodies, antibody technology and other programs, and include claims relating to compositions of matter, methods of preparation and use of a number of the Company's compounds. However, the Company does not know whether any of these pending applications will result in the issuance of patents or whether such patents will provide protection of commercial significance. Further, there can be no assurance that the Company's patents will prevent others from developing competitive products using related or other technology.

With respect to its issued antibody humanization patents, the Company believes the patent claims cover Zenapax, Herceptin and Synagis and, based on its review of the scientific literature, most humanized antibodies. The EPO (but not PTO) procedures provide that other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition and opposition briefs to the Company's European patent were filed, including filings by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The entire opposition process, including appeals, may take several years to complete, and during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. The Company intends to vigorously defend the European patent and, if necessary, the U.S. patent; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial conditions of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and a diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

The Company is aware that Lonza Biologics, Inc. has a patent issued in Europe to which the Company does not have a license (although Roche has advised the Company that it has a license covering Zenapax), which may cover the process the Company uses to produce its potential products. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in Europe. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company. Moreover, any alteration of processes or products to avoid infringing the patent could result in a significant delay in achieving regulatory approval with respect to the products affected by such alterations.

The Company is also aware that Stanford University has a patent issued in the U.S. to which the Company does not have a license, which may cover the process the Company uses to produce its potential products. The Company has been advised that an exclusive license has been previously granted to a third party under this patent. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company. Moreover, any alteration of processes or products to avoid infringing the patent could result in a significant delay in achieving regulatory approval with respect to the products affected by such alterations.

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

The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. For example, Boehringer Mannheim GmbH ("Boehringer Mannheim") and the Company from time to time had differences with respect to the clinical development of certain products licensed by the Company to Boehringer Mannheim under a collaborative agreement. In December 1997, as a result of Boehringer Mannheim's internal review of products licensed from the Company, product rights to OST 577 were returned to the Company. In March 1998, Roche acquired Corange Limited ("Corange"), the parent company of Boehringer Mannheim. Roche's review of the products acquired from Boehringer Mannheim resulted in a decision to return the SMART Anti-L-Selectin Antibody and an antibody directed against an undisclosed cardiovascular target to the Company effective as of December 31, 1998. Although the Company is assessing its development alternatives with respect to these antibodies, the development of these compounds has been delayed significantly and there can be no assurance that the Company will continue or initiate further development efforts with any of these compounds. In addition, Roche acquired 1,682,877 shares of the Company's common stock held by Corange which are no longer subject to contractual limitations on disposition other than certain restrictions on transfers of significant blocks of stock. Further, Boehringer Mannheim has invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of OST 577 for the treatment of chronic hepatitis B ("CHB") conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

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

The Company's ability to enter into new collaborations and the willingness of the Company's existing collaborators to continue development of the Company's potential products depends upon, among other things, the Company's patent position with respect to such products. In this regard, the Company has been issued patents by PTO and EPO with claims that the Company believes, based on its survey of the scientific literature, cover most humanized antibodies. Eighteen notices of opposition and opposition briefs to the European patent have been filed with the EPO, and either or both patents may be further challenged through administrative or judicial proceedings. The Company has also been allowed patents with similar claims in other countries and has applied for similar patents in certain other countries. The Company has entered into several collaborations related to both the humanization and patent licensing of certain antibodies whereby it granted licenses to its patent rights relating to such antibodies, and the Company anticipates entering into additional collaborations and patent licensing agreements partially as a result of the Company's patent and patent applications with respect to humanized antibodies. As a result, the inability of the Company to successfully defend the opposition proceeding before the EPO or, if necessary, to defend patents granted by the PTO or EPO, or to successfully prosecute the corresponding patent applications in other countries could adversely affect the ability of the Company to collect royalties on existing licensed products, and enter into additional collaborations, humanization or patent licensing agreements and could therefore have a material adverse effect on the Company's business or financial condition.

Absence Of Manufacturing Experience. Of the products developed by the Company which are currently in clinical development, Roche is responsible for manufacturing Zenapax and the Company is responsible for manufacturing OST 577 and the SMART M195 and SMART Anti-CD3 Antibodies as well as its other products in preclinical development. The Company currently leases approximately 47,000 square feet housing its manufacturing facilities in Plymouth, Minnesota. The Company intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, the Company has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

The Company has no experience in manufacturing commercial quantities of its potential products and currently does not have sufficient capacity to manufacture all of its potential products on a commercial scale. In order to obtain regulatory approvals and to create capacity to produce its products for commercial sale at an acceptable cost, the Company will need to improve and expand its existing manufacturing capabilities, including demonstration to the FDA and corresponding foreign authorities of its ability to manufacture its products using controlled, reproducible processes. Accordingly, the Company is evaluating plans to improve and expand the capacity of its current manufacturing facility. Such plans, if fully implemented, would result in substantial costs to the Company and may require a suspension of manufacturing operations during construction. There can be no assurance that construction delays would not occur, and any such delays could impair the Company's ability to produce adequate supplies of its potential products for clinical use or commercial sale on a timely basis. Further, there can be no assurance that the Company will successfully improve and expand its manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of its potential products on a timely basis. Failure to do so could delay commercialization of such products and impair their competitive position, which could have a material adverse effect on the business or financial condition of the Company.

Uncertainties Resulting From Manufacturing Changes. Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. When certain changes are made in the manufacturing process, it is necessary to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced, if results of prior preclinical studies and clinical trials performed using the previously produced drug material are to be relied upon in regulatory filings. Such changes could include, for example, changing the cell line used to produce the antibody, changing the fermentation or purification process or moving the production process to a new manufacturing plant. Depending upon the type and degree of differences between the newer and older drug material, various studies could be required to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material, possibly requiring additional animal studies or human clinical trials. Manufacturing changes have been made or are likely to be made for the production of the Company's products currently in clinical development, in particular OST 577, and the SMART M195 and SMART Anti-CD3 antibodies. There can be no assurance that such changes will not result in delays in development or regulatory approvals or, if occurring after regulatory approval, in reduction or interruption of commercial sales.
In addition, manufacturing changes to its manufacturing facility may require the Company to shut down production for a period of time. There can be no assurance that the Company will be able to reinitiate production in a timely manner, if at all, following such shutdown.
Delays as a result of manufacturing changes or shutdown of the manufacturing facility could have an adverse effect on the competitive position of those products and could have a material adverse effect on the business and financial condition of the Company.

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

Any potential product that the Company or its collaborative partners succeed in developing and obtaining regulatory approval for must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and its collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies is expected to be an important determinant of market success. For example, Novartis has received approval to market Simulect[R], a product competitive with Zenapax, in the U.S. and Switzerland. Novartis has a significant marketing and sales force directed to the transplantation market and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available products. With respect to the speed of development of OST 577, the Company is aware that other drugs such as lamivudine from Glaxo Wellcome plc have received or been submitted for approval in certain jurisdictions for the treatment of CHB. These competitive products are being developed by companies that have significantly greater experience and resources in developing antiviral products than the Company. The Company's current clinical plans for OST 577 involve a study of the combination of OST 577 and nucleoside analogs such as lamivudine. The success of lamivudine or other drugs for the treatment of CHB could have a material adverse impact on the clinical development and commercial potential of OST 577.

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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits - None

10.10 Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by brackets surrounding the deleted portions).

        (b) No Reports on Form 8-K were filed during the quarter ended September 30, 1998.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated: November 13, 1998



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