Form 10-K
period 1998-12-31
PROTEIN DESIGN LABS INC/DE
filed 1999-03-31
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

                               34801 Campus Drive
                               Fremont, CA 94555
                    (Address of principal executive offices)
                         Telephone Number (510) 574-1400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 1998, as reported on the NASDAQ National Market System, was approximately $430,015,087.

As of December 31, 1998, registrant had outstanding 18,595,247 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders, to be filed with the Commission on or prior to April 30, 1999, are incorporated by reference into Part III of this report.

PART I

This Annual Report for Protein Design Labs, Inc. ("PDL" or the "Company"), in addition to historical information, contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.


ITEM 1. BUSINESS

OVERVIEW

PDL is a leader in the development of humanized monoclonal antibodies for the prevention and treatment of a variety of disease conditions. PDL currently has antibodies under development for autoimmune and inflammatory conditions, transplantation, cancers and viral infections. The Company uses proprietary computer software and other technologies to develop its SMART[TM] humanized antibodies for potential use as effective pharmaceuticals without the limitations of traditional mouse-derived (murine) antibodies. PDL believes that its technologies are broadly applicable to a variety of diseases, as demonstrated by the Company's diverse product development pipeline and its collaborative, humanization and licensing arrangements with pharmaceutical and biotechnology companies. The Company has multiple product candidates in clinical development and numerous additional product candidates in preclinical studies. The Company's most advanced product, Zenapax[R] (daclizumab), has been approved for marketing in the United States ("U.S."), Europe and several other countries for the prophylaxis of acute organ rejection in patients receiving renal transplantations. This product is exclusively licensed to Hoffmann-La Roche Inc. and its affiliates ("Roche") and in 1998 the Company began receiving royalties from sales of Zenapax.

PDL has been issued patents in the U.S., Europe and Japan that the Company believes cover most humanized antibodies. The Company has leveraged this patent position by granting nonexclusive licenses under its antibody humanization patents for more than 20 humanized antibodies of pharmaceutical and biotechnology companies. Two such licensed antibodies, Synagis[TM] (palivizumab), developed by MedImmune, Inc. ("MedImmune") and Herceptin[R] (trastuzumab), developed by Genentech, Inc. ("Genentech") were approved for marketing in the U.S. in 1998. The
Company receives royalties on sales of these products.

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

PDL has also established a program to discover and develop novel antibiotics to treat microbial infections, including those due to microbes that have developed resistance to available antibiotics. This program involves the identification of microbial genes expressed within the host and the screening of compounds which may be active against the genes or their products.

PDL's business strategy is to leverage its technologies, research expertise and intellectual property to become a profitable, research-based biotechnology company that manufactures and, in North America, markets its own products. Key aspects of PDL's strategy are to:
(i) expand and develop the Company's product portfolio to provide multiple product candidates to treat a variety of diseases and conditions; (ii) establish collaborative relationships with pharmaceutical companies to reduce development costs and risks and to enhance commercial opportunities; (iii) leverage its patent position by providing humanization services for promising murine antibodies of other parties and/or licensing certain rights in exchange for near-term revenues and future royalty opportunities; and (iv) retain North American marketing rights to certain products to provide for greater revenue opportunities.

The Company actively seeks partnerships with other companies. The breadth of the Company's antibody technology and its patent position are key assets in attracting such companies to enter into various types of collaborative relationships. In one type of collaborative arrangement, the Company licenses certain marketing rights to one or more potential products developed by PDL in return for a licensing and signing fee, research funding and milestone payments, and royalties on potential product sales. In another type of arrangement, PDL uses its proprietary technology to develop a SMART antibody based on a promising murine antibody developed by a corporate partner. In such cases, PDL typically receives a licensing and signing fee and other payments, royalties on potential product sales and, in some cases, an option to co-promote in North America. Finally, PDL licenses its patents and patent applications in return for licensing and signing fees, royalties on potential product sales and, in some cases, milestone payments.

PRODUCTS AND PRODUCT CANDIDATES

The Company believes it is a leader in the development of humanized antibody-based therapeutics. One antibody product created by the Company has been approved for marketing by the U.S. Food and Drug Administration ("FDA") and certain foreign regulatory authorities, and the Company has a number of other product candidates in clinical and preclinical development.

Clinical Product Candidates

Table One summarizes the potential therapeutic indications, development status and commercial rights for PDL product candidates approved for marketing, currently in clinical studies or having recently completed certain clinical studies. The development and commercialization of the Company's clinical product candidates are subject to numerous risks and uncertainties. See "Risk Factors."


                                         Table One

                                POTENTIAL
                               THERAPEUTIC             DEVELOPMENT        COMMERCIAL
       PRODUCT                 INDICATIONS              STATUS (1)          RIGHTS
---------------------    -----------------------    ------------------ -----------------
Zenapax                  Organ transplantation      Approved for       Roche
                         rejection                  marketing (kidney)
                         Uveitis                    Phase I/II
                         Psoriasis                  Phase I/II
                         Tropical spastic           Phase I/II
                         paraparesis ("TSP")
                         Graft-versus-host-disease  Phase II
                         ("GVHD")(treatment)
                         Certain blood cancers      Phase II

SMART M195               Acute myelogenous          Phase II/III       PDL and Nippon
  Antibody               leukemia ("AML")                              Organon(2)
                         Myelodysplastic syndrome   Phase II
                         Acute promyelocytic        Phase II
                         leukemia

SMART Anti-CD3           Organ transplantation      Phase I/II         PDL
  Antibody               rejection and certain
                         autoimmune diseases

Ostavir (TM)("OST 577"), Treatment of chronic       Phase IIa          PDL and Novartis(3)
 human anti-hepatitis B  hepatitis B
  antibody




(1) The development status identifies the most advanced development status achieved for at least one of the listed potential therapeutic indications, but not all potential therapeutic indications have achieved the development status specified.

(2) Kanebo, Ltd. ("Kanebo") was the original licensee in Asia for these rights. In 1999, in connection with the transfer of Kanebo's research efforts in this area to the pharmaceutical division of Akzo Nobel N.V., Kanebo's rights under this agreement were assigned to Nippon Organon K.K. ("Nippon Organon")

(3) Novartis Pharmaceuticals Corporation ("Novartis") has certain rights to co-promote this product. See "Collaborative, Humanization and Patent Licensing Arrangements -- Novartis."

ZENAPAX. Zenapax is a humanized antibody, created by PDL and licensed exclusively to Roche, which binds to the IL-2 receptor on T cells. IL-2 is a lymphokine which stimulates T cells to divide and participate in an immune response. By blocking the binding of IL-2 to its receptor, Zenapax inhibits the proliferation of activated T cells and can suppress the immune response. Zenapax is more specific and less toxic than other immunosuppressive drugs such as cyclosporine or ORTHOCLONE OKT[R]3 ("OKT3"), because Zenapax suppresses only activated T cells involved in an immune response rather than all T cells and possibly other cells. Zenapax may also be useful to prevent rejection of other transplanted organs and for the treatment of certain autoimmune diseases, and has been tested clinically for several such indications.

In September 1996, Roche announced results from two multinational
Phase III studies of Zenapax for the prevention of acute rejection episodes in a total of 535 cadaveric kidney transplantation recipients. Analysis of the data by Roche indicated that, when administered with a standard immunosuppressive regimen, Zenapax is effective in reducing the incidence of acute rejection episodes that occur within six months of transplantation, the primary endpoint of these two trials. In the double therapy trial, in which all patients received an immunosuppressive regimen of cyclosporine and prednisone, acute rejection episodes were reduced by 40% in patients treated with Zenapax (47% without Zenapax, 28% with Zenapax, p=0.001). In the triple therapy trial, in which all patients received cyclosporine, prednisone and azathioprine, the incidence of acute rejection episodes was reduced by 37% in patients treated with Zenapax (35% without Zenapax, 22% with Zenapax, p=0.03). Zenapax treatment was well-tolerated and did not cause an increase in serious adverse events.

Based on the results of these trials, Roche filed a Biologics
License Application ("BLA") with the FDA in June 1997 for clearance to market Zenapax for the prophylaxis of acute organ rejection in patients receiving renal (kidney) transplantations. In October 1997, the FDA's Biological Response Modifiers Advisory Committee unanimously recommended to the FDA that Zenapax be approved, and the FDA granted such approval in December 1997. Zenapax was the first humanized antibody to be approved for marketing by the FDA. In March 1999, Zenapax was authorized for marketing in the countries of the European Union for the prevention of acute organ rejection in patients receiving kidney transplantations. Zenapax also has been approved for marketing in Argentina, Brazil, Guatemala, Lithuania, Mexico, New Zealand, the Philippines, Russia, South Korea, Switzerland and Thailand. Additional Roche regulatory submissions for Zenapax are currently under review in Canada and other countries. PDL receives royalties on Roche's Zenapax sales. See "Risk Factors -- Dependence on Licensees with Respect to Marketed Products."

Roche has sponsored or authorized several additional clinical trials of Zenapax in transplantation and certain autoimmune diseases. Clinical trials also are ongoing at the National Cancer Institute ("NCI") to evaluate the potential of Zenapax in the treatment of certain blood cancers. The most recent published or publicly presented clinical results using Zenapax in certain of these potential indications include:

Prevent acute organ rejection in kidney transplantation in combination with CellCept[R]. In a Phase I/II study, 75 evaluable patients were randomized to receive either Roche's CellCept, cyclosporine and steroids, or those three drugs plus Zenapax. Six months post-transplantation, 12% of patients who received the three-drug combination with Zenapax had experienced a rejection episode, compared with 20% of patients who received the three-drug combination without Zenapax.

Prevent acute organ rejection in kidney transplantation without the use of calcineurin inhibitors. A single-arm multicenter Phase II study was conducted to evaluate the combination of Zenapax, CellCept and corticosteroids, without potentially toxic calcineurin inhibitors such as cyclosporine, in kidney transplantation. At 150 day median follow-up, the following results were observed in 98 evaluable patients: (a) 58% (57 of 98) of patients who received successful kidney transplants remained rejection episode-free; (b) rejection episodes in the remaining 41 patients were successfully reversed with corticosteroids or antibodies, and the patients were begun on a calcineurin inhibitor; (c) there were no grafts lost due to rejection episodes; and (d) median serum creatinine levels (a measure of kidney function) were improved in patients who did not receive calcineurin inhibitors as compared to those receiving such drugs in one of the Phase III Zenapax trials.

Treat GVHD. In a Phase II trial, two dosing schedules of Zenapax were evaluated in 43 allogeneic bone marrow transplant recipients with advanced or steroid-refractory GVHD. Using one dosing schedule, 29% of 24 patients had complete responses on day 43 after transplantation and 29% of the patients survived at least to day 120. Using the second dosing schedule, the response rate in 19 patients was 47% on day 43 and 53% of patients survived at least to day 120. Complete response rates by organ involved were 73% for skin, 70% for the gut and 17% for the liver.

Prevent organ rejection in liver transplantation and pediatric kidney transplantation. In a single-arm Phase II study using Zenapax with standard immunosuppressive drugs, one of 28 liver transplantation patients (3.6%) had an acute rejection episode within three months of transplantation. In a single-arm Phase I/II study using Zenapax with standard immunosuppressive drugs in pediatric kidney transplantation, three of 47 patients (6%) had acute rejection episodes within six months of transplantation.

Treat uveitis. At the National Eye Institute, ten patients are being evaluated in a Phase I/II trial using Zenapax for the treatment of uveitis, an autoimmune disease of the eye. The patients had been receiving other immunosuppressive drugs and were tapered off those drugs after initiation of Zenapax treatment. Nine of the ten patients have met the primary endpoint of maintenance of visual acuity for up to 28 months following initiation of Zenapax treatment.

Treat TSP. TSP is a neurological disease resulting from an interaction between retroviral infection and activation of the immune system. In a Phase I/II trial, three of nine TSP patients treated with Zenapax exhibited minimal improvement as measured by the Expanded Disability Severity Scale. The investigators in this trial consider TSP to be a clinical model for multiple sclerosis and concluded that this study demonstrated a potential role for Zenapax in treating autoimmune diseases.

In all of these clinical trials, Zenapax was well-tolerated and was not associated with an increase in serious adverse events.

There can be no assurance that Roche will pursue further clinical development of Zenapax in transplantation or autoimmune diseases in a timely manner, if at all. Roche has expressed to the Company limited interest in additional development of Zenapax in certain additional indications, including autoimmune diseases. Since the Company believes further clinical development of Zenapax would, if successful, increase the product's market potential, the Company is seeking to obtain certain clinical development rights from Roche. There can be no assurance that PDL would be able to obtain rights to develop Zenapax on acceptable terms or that Zenapax will be successfully developed for any additional indications. See "Risk Factors -- Dependence on Licensees with Respect to Marketed Products."

SMART M195 ANTIBODY. The SMART M195 Antibody is a humanized antibody that binds to the cancer cells of most patients with myeloid leukemias. Myeloid leukemia, the major form of leukemia in adults, is classified into two types -- AML and chronic myelogenous leukemia. There are at least 14,000 new cases of myeloid leukemia in the U.S. each year, of which more than 10,000 are AML. Currently, the survival rate of myeloid leukemia patients is very low, despite aggressive chemotherapy and multiple, expensive hospitalizations.

PDL has adopted strategies designed to achieve improved efficacy of antibodies in certain cancers. First, PDL's anti-cancer antibodies are humanized, which allows for longer-term treatment by minimizing the HAMA response and potentially makes the antibodies more effective in killing cancer cells. Second, the Company is initially focusing on treatment of blood cancers, such as myeloid leukemia, that express high numbers of the target antigen and whose cancer cells are more readily accessible. Third, PDL generally plans to conduct trials of its antibodies in combination with, or following, other chemotherapeutic agents.

Several clinical trials using the SMART M195 Antibody have been conducted. Such trials include: (1) a multicenter Phase II/III trial to prolong remission in AML patients; (2) a Phase II trial to induce remission in relapsed AML patients; (3) a physician-sponsored Phase II trial in patients with newly diagnosed acute promyelocytic leukemia, one of several subtypes of AML; and (4) physician-sponsored trials using the SMART M195 Antibody linked to the radioisotopes 90-Yttrium or 213-Bismuth.

In the Phase II/III trial, initiated in 1994, patients first received a specific regimen of chemotherapy. Those patients entering clinical remission were randomized either to observation or to receive 20 doses of the SMART M195 Antibody given over an eight month period. Accrual of patients into this trial was terminated in 1998 because of slow enrollment. The Company is currently evaluating data from the patients entered, but after preliminary assessment does not expect the study to meet its primary endpoint of an increase in disease-free survival in patients treated with the SMART M195 Antibody.

In 1997, the Company initiated a Phase II trial of the SMART M195 Antibody in patients with relapsed or treatment refractory AML. The goal of the study is to determine whether high doses of the SMART M195 Antibody, administered as a single agent, can induce complete responses in this patient population, and to define the optimum dose for a potential Phase III trial. All of the 40 patients planned for enrollment in this study have been entered, and the Company is currently completing follow-up and analyzing the data. Preliminary results in this Phase II trial have demonstrated some biological activity and potential for efficacy of the SMART M195 Antibody. Based on these results, the Company is currently considering the design of a Phase III trial. The Phase III trial, if conducted, may employ a different dose of SMART M195 Antibody and a different regimen of chemotherapy than in previous trials. See "Risk Factors -- Limited Experience with Clinical Trials; Risk of Delay."

In 1999, a Phase II study to evaluate the safety and potential efficacy of the SMART M195 Antibody as treatment for patients with high risk myelodyspastic syndrome is being intitiated by the European Organization for the Research and Treatment of Cancer (commonly known as the EORTC). In this trial, patients with the myelodyspastic syndrome subtypes Refractory Anemia with Excess Blasts (commonly known as RAEB) and Refractory Anemia with Excess Blasts in Transformation (commonly known as RAEB-T) are administered four cycles of SMART M195 Antibody. The ability of the antibody to prevent progression of myelodyspastic syndrome to AML and improvement of hematopoiesis will be monitored. Exclusive development and marketing rights to the SMART M195 Antibody in Asia have been licensed to PDL's collaborative partner, Nippon Organon.

SMART ANTI-CD3 ANTIBODY. This humanized antibody binds to the CD3 antigen, a key receptor for stimulation of T cells. A competitive murine antibody, OKT3, also binds to the CD3 antigen. OKT3 is marketed by Johnson & Johnson for the treatment of acute kidney, liver and heart transplantation rejection. While highly effective, OKT3 is hampered by the often serious toxicity associated with its use, as well as by the HAMA response. In addition to being humanized, PDL's SMART Anti-CD3 Antibody has been engineered in a manner that reduces interactions with the immune system, a factor that the Company believes contributes to the toxicity of OKT3. The Company has retained worldwide rights to the SMART Anti-CD3 antibody and believes that potential indications for this antibody may include treatment of organ transplantation rejection and certain severe autoimmune diseases.


The Company has conducted a Phase I, open-label dose escalation trial of the SMART Anti-CD3 Antibody in kidney transplantation patients. A multiple-dose Phase I/II trial to evaluate escalating doses of the antibody for treatment of kidney transplantation rejection is currently underway. Additional trials are planned in transplantation and autoimmune diseases. There can be no assurance that the SMART Anti-CD3 Antibody will be found to be safe and effective in ongoing or future studies or that future studies will be initiated. See "Risk Factors -- Uncertainty of Clinical Trial Results."

OSTAVIR (HUMAN ANTI-HEPATITIS B ANTIBODY, OST-577). Ostavir is a human antibody licensed by PDL from Novartis. Ostavir binds to the major protein present on the surface of hepatitis B virus ("HBV"), the hepatitis B surface antigen. Infection with HBV is a common cause of liver disease. In most cases of infection, the patient's immune response is sufficient to ultimately eliminate the virus. However, an estimated 2% to 10% of HBV-infected patients become chronic carriers of the virus, and about one-fourth of these patients develop chronic hepatitis B ("CHB"), which is characterized by progressive liver damage and often cirrhosis and liver cancer. In the U.S. there are an estimated one million chronic carriers of HBV, with 300,000 new HBV infections and more than 10,000 patients hospitalized due to HBV infections each year. Interferon-alpha is approved in the U.S. for treatment of CHB, although only 30-40% of treated patients respond to this treatment, which has significant side effects. In December 1998, the nucleoside analog lamivudine was approved for CHB treatment.

Phase I/II clinical trials of Ostavir have been conducted in patients undergoing liver transplantation due to CHB and in patients with chronic CHB. In 1996, PDL's former development partner for this antibody, Boehringer Mannheim Gmbh ("Boehringer Mannheim"), initiated a multinational, controlled Phase II trial to evaluate the antibody for use both as a single agent and in combination with interferon-alpha. In December 1997, after 16 of a planned 200 patients had been enrolled in this study, Boehringer Mannheim concluded, based on its analysis of the data, that when used as defined in the study, treatment with Ostavir gave rise, in certain patients, to self-resolving side effects induced by immune complex formation such as proteinuria and fever. Based on its analysis, Boehringer Mannheim terminated the study and returned all rights to this product to PDL.

In June 1998, a physician-sponsored Phase IIa clinical trial in Europe was initiated using Ostavir in combination with lamivudine in CHB patients. The Company believes that lamivudine treatment may reduce circulating levels of HBV and therefore reduce or eliminate the formation of immune complexes and associated side effects. Patient enrollment in this study is complete and follow-up is ongoing. The Company intends to seek a partner for the further development of Ostavir. See "Risk Factors -- Uncertainty of Clinical Trial Results." Novartis has certain rights to co-promote or co-market this antibody in North America or to receive royalties on product sales, if any. See "Collaborative, Humanization and Patent Licensing Arrangements -- Novartis."

YAMANOUCHI HUMANIZED ANTIBODY.  Yamanouchi Pharmaceutical Co.,
Ltd. ("Yamanouchi") has in progress a Phase I clinical trial in Europe of an antibody humanized by the Company, an anti-gpIIb/IIIa monoclonal antibody fragment, for the potential treatment of certain cardiovascular disorders.


PRECLINICAL PRODUCT CANDIDATES

Table Two summarizes the potential therapeutic indications and commercial rights for certain of PDL's preclinical product candidates. "Preclinical" development includes in vitro testing, efficacy and toxicology testing in animals, process development and manufacturing scale-up prior to initiation of clinical trials. The Company has other compounds in development in addition to those listed below and is conducting research in other areas. The development and commercialization of the Company's preclinical product candidates are subject to numerous risks and uncertainties. See "Risk Factors."

                              Table Two

                                  CERTAIN
                                POTENTIAL
                               THERAPEUTIC                 COMMERCIAL
       PRODUCT                 INDICATIONS                   RIGHTS
---------------------    -----------------------       ------------------
Autoimmune and
Inflammatory Conditions

SMART Anti-E/P-          Stroke, certain               PDL
Selectin Antibody        autoimmune diseases
                         (e.g., psoriasis), asthma,
                         atopic dermatitis

SMART Anti-Gamma-        Certain autoimmune            PDL
Interferon Antibody      diseases (e.g., Crohn's
                         disease)

SMART Anti-L-Selectin    Trauma, adult respiratory     PDL
Antibody                 distress syndrome ("ARDS"),
                         reperfusion injury

Cancer

SMART 1D10 Antibody      B cell lymphoma and           PDL
                         leukemia

Viral Infections

Human Anti-Varicella     Shingles (herpes zoster)      PDL and Novartis(1)
Zoster Antibody

Human Anti-Herpes        Neonatal and genital          PDL and Novartis(1)
Antibody                 herpes

(1) Novartis has certain rights to co-promote or co-market these products. See "Collaborative, Humanization and Patent Licensing
Arrangements -- Novartis."

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

PDL's SMART Anti-E/P-Selectin Antibody binds to two different adhesion molecules, E- and P-selectin, that occur on the surface of the cells on the inner lining of blood vessels. The Company believes that potential indications for such an antibody may include stroke, certain autoimmune diseases (including psoriasis), asthma and atopic dermatitis.

PDL's SMART Anti-Gamma-Interferon Antibody binds to and neutralizes gamma interferon, a lymphokine that stimulates several types of white blood cells. The Company believes that potential indications for this antibody may include inflammatory bowel disease, type I diabetes mellitus, multiple sclerosis and other autoimmune diseases.

PDL's SMART Anti-L-Selectin Antibody binds to L-selectin, an adhesion molecule on the surface of white blood cells. The Company believes that potential indications for this antibody may include trauma, ARDS and reperfusion injury (e.g., due to myocardial infarction). In studies conducted by independent investigators, treatment with the SMART Anti-L-Selectin Antibody resulted in a statistically significant improvement in survival in a primate model that simulates severe trauma.

CANCERS. Monoclonal antibodies have been considered to have particular promise for the treatment of cancers because of their ability to act upon specific cells without significantly affecting other cell populations as do many cancer chemotherapeutics. PDL's SMART 1D10
Antibody targets a form of the HLA-DR antigen present on B cells and may therefore be useful for the treatment of B cell lymphoma. This is a different target antigen than the two anti-CD20 antibodies either approved for marketing (Rituxan[R]) or in clinical trials (Bexaar[R]). The Company has a clinical trials agreement involving investigators at the NCI to conduct an initial NCI-sponsored clinical trial of the SMART 1D10 Antibody. PDL has submitted a Drug Master File to the FDA which describes the manufacture of antibody to be used in this trial.

VIRAL INFECTIONS. Varicella zoster virus ("VZV") is the virus responsible for causing chickenpox and shingles (herpes zoster). Shingles, a painful blistering condition of the skin, results from reactivation of the latent VZV that initially infected the patient years earlier. In the U.S., 10-20% of the population will develop shingles, with the incidence and severity of the condition increasing with age. A significant percentage of patients with shingles experience post-herpetic neuralgia, a very painful nerve condition which may last from weeks to years in some patients. Current antiviral therapies are moderately effective in treating shingles, but have little or no effect on post-herpetic neuralgia. PDL's Human Anti-Varicella Zoster Antibody effectively neutralizes all tested strains of VZV in in vitro studies.

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

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with murine antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In a list of biotechnology medicines under clinical development in the U.S. published in 1998 by the Pharmaceutical Research and Manufacturers of America, antibodies comprised the single largest category (excluding vaccines), representing 74 of 350 products listed. In particular, PDL is aware of more than thirty humanized antibodies in clinical trials, including several antibodies addressing large markets that are being developed by major pharmaceutical companies. Seven humanized or chimeric antibodies have already been approved for marketing by the FDA.

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

Every antibody contains two regions: a variable domain that binds to the target antigen and a constant domain that interacts with other portions of the immune system. The variable domain is composed of the complementarity determining regions ("CDRs") that directly bind to the target antigen and the framework region that holds the CDRs in position and helps maintain their required shape. Researchers have used genetic engineering to construct "humanized" antibodies that consist of the CDRs from a murine antibody with the framework region and constant domain from a human antibody. However, when the CDRs from the murine antibody are combined with the framework of the human antibody, the human framework often distorts the shape of the CDRs so they no longer bind well to the target. Therefore, it is usually necessary to substitute one or more amino acids from the murine antibody into the framework of the humanized antibody for it to maintain the binding ability of the murine antibody.

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

In 1996, the Company was issued U.S. and European patents which cover, in most circumstances, humanized antibodies that contain amino acid substitutions from the murine antibody in their framework. The Company was issued a similar patent in Japan in late 1998. The Company believes that most humanized antibodies require such amino acid substitutions in order to maintain high binding ability. The patents also cover pharmaceutical compositions containing such humanized antibodies and other aspects of PDL's SMART antibody technology. Two additional U.S. patents that cover other aspects of PDL's humanization technology were issued in 1997. PDL has filed similar patent applications in other countries. See "Patents and Proprietary Technology."

OTHER PDL TECHNOLOGIES. In addition to its SMART antibody technology, PDL employs additional antibody-based drug development technologies to overcome shortcomings of murine antibodies. The Company is also pursuing a program to discover novel antibiotics and a rational drug design program that leverages its computer expertise to potentially develop new drug candidates.

Human Antibodies. The use of fully human monoclonal antibodies is another approach to avoiding many of the problems associated with murine antibodies. In April 1993, PDL exclusively licensed from Novartis its patented "trioma" technology to generate certain human antibodies, along with four human antiviral antibodies. The trioma technology is used to produce fully human antibodies against viruses and potentially other organisms which infect humans. A key aspect of the technology is the use of a mouse-human hybrid cell line as the fusion partner to immortalize human antibody-producing B cells. Trioma cell lines generated in this manner often stably produce human antibodies. As with SMART antibodies, clinical trials and preclinical studies have shown that PDL's human antibodies generally avoid a HAMA response and have a longer half-life than murine antibodies. See "-- Collaborative, Humanization and Patent Licensing Arrangements -- Novartis."

Novel Antibiotics. PDL has begun a research program to discover and develop new antibiotics for the treatment of certain microbial infections, including infections caused by microbes that have developed resistance to available antibiotics. This program, which utilizes technology to identify microbial genes that are differentially expressed when microbes infect a host, was developed by Stanley Falkow, Ph.D., Professor of Microbiology and Immunology at Stanford University School of Medicine. Dr. Falkow, director of the program, was a member of PDL's Board of Directors prior to recently becoming an employee of the Company. If discovered, these microbial genes and their products may become potential targets for novel antibiotics, which may be identified by high throughput screening and medicinal chemistry. It is anticipated that aspects of this work will be conducted by PDL's corporate partners. PDL has entered into a collaborative agreement with Eli Lilly & Company ("Lilly"), under which Lilly will receive rights to products generated under this research program involving seven specific genera of bacteria. See "-- Collaborative, Humanization and Patent Licensing Arrangements -- Lilly."

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

Expand Product Portfolio. The Company believes that its SMART antibody technology is capable of converting essentially any promising murine antibody into a humanized antibody better suited for therapeutic use. As a result, the Company has been able to develop a broad portfolio of product candidates with potential applications to the prevention and treatment of autoimmune and inflammatory conditions, transplantation, cancers and viral infections. This diverse product pipeline enhances commercial opportunities and reduces the Company's reliance on individual products.

Establish Collaborative Arrangements. The Company actively seeks corporate partnerships with pharmaceutical companies, and to date has entered into partnerships with numerous such companies, including Roche and Lilly. Typically, the Company receives a licensing and signing fee, research funding and/or milestone payments, and the rights to royalties on product sales, if any, in return for certain marketing rights to one or more potential products developed at PDL. These revenues help to defray PDL's own product development expenses, while the partner typically bears significant direct responsibility for certain product development activities and expenses. One antibody developed under such a collaborative arrangement, Zenapax, has been approved and is marketed by Roche. The Company receives royalties on Roche's Zenapax sales.

Leverage Patent Position. An important aspect of PDL's business strategy is to obtain both near-term revenues and potential royalties by providing humanization services for promising murine antibodies of other parties and/or licensing limited rights under its issued humanized antibody patents and corresponding patent applications to other companies developing humanized antibodies. These arrangements typically involve a combination of licensing and signing fees, milestone payments, annual maintenance fees and royalties on product sales, if any. Since November 1996, PDL has also entered into thirteen patent licensing arrangements with other companies. In addition to Zenapax, two antibodies licensed under PDL patents, Herceptin, developed by Genentech, and Synagis, developed by MedImmune, are currently marketed. PDL receives royalties on Herceptin and Synagis product sales.

The Company's patents are also helpful in inducing other companies to enter into humanization or other collaborative relationships with the Company, in which PDL uses its proprietary technology to develop SMART antibodies based on promising murine antibodies developed by the other companies. PDL has entered into eight such humanization relationships. In addition to paying PDL licensing and signing fees, milestone payments and royalties on product sales, if any, in some cases the other companies have granted PDL options to obtain North American co-promotion rights.

Retain North American Marketing Rights. Where appropriate, PDL retains North American marketing rights to its potential products. This strategy provides the Company with future revenue opportunities.

COLLABORATIVE, HUMANIZATION AND PATENT LICENSING ARRANGEMENTS

The Company has entered into numerous arrangements with pharmaceutical and biotechnology companies related to either the Company's own antibody product candidates or other technology, its expertise in antibody humanization and/or its patent estate relative to humanized antibodies.

Collaborative Arrangements.

Roche. In 1989, PDL entered into agreements with Roche to collaborate on the research and development of humanized and chimeric antibodies which bind to the IL-2 receptor, including Zenapax. Under these agreements, Roche has exclusive, worldwide rights to manufacture, market and sell Zenapax. The arrangement provides for research and development funding, milestone and bonus payments and royalties to PDL under the agreements. Most of such milestone and bonus payments have already been received from Roche, and Roche has completed its research funding to PDL under these agreements. PDL began receiving royalties on sales of Zenapax in 1998. Royalties to PDL are subject to certain offsets for milestones, third party royalties and patent expenses paid by Roche under the arrangement. See "Risk Factors -- Dependence on Licensees with Respect to Marketed Products."

Lilly. In December 1997, PDL entered into a collaborative agreement with Lilly to discover and develop new antimicrobial agents for the treatment of certain microbial infections, including those caused by microbes that have developed resistance to available antibiotics. The agreement involves a program to identify microbial genes that are differentially expressed when microbes infect a host. PDL received an initial payment of $3 million under the agreement. The agreement further provides for additional research funding for a total of up to $9.6 million for the second through fifth years of the agreement, if the agreement is not earlier terminated. PDL can also receive milestone payments for identification of gene targets and for each compound selected for development by Lilly. Lilly will receive exclusive worldwide rights to gene targets and human pharmaceutical and related diagnostic products generated under the research program directed to seven specific genera of bacteria. PDL is entitled to royalties on Lilly sales of such products, if any, and the parties have agreed to negotiate co-promotion rights in the U.S. and Canada. In addition, under certain conditions, PDL will have an option to develop certain compounds identified through the collaboration.

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

Nippon Organon/Kanebo. In February 1992, PDL and Kanebo entered into a product licensing agreement whereby Kanebo received an exclusive license to the SMART M195 Antibody for therapeutic uses in certain Asian countries, including Japan, in exchange for a licensing and signing fee, research funding, milestone payments and royalties on product sales, if any. The research funding period under the agreement expired in September 1993. Also in September 1993 and May 1995, PDL entered into purchase agreements with Kanebo pursuant to which PDL sold Kanebo preclinical and clinical quantities of the SMART M195 Antibody. In 1999, in connection with the transfer of Kanebo's research efforts in this area to the pharmaceutical division of Akzo Nobel N.V., Kanebo's rights under this agreement were assigned to Nippon Organon.

Humanization and Patent Licensing Arrangements.

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

Toagosei.  In September 1996, PDL and Toagosei Co., Ltd.
("Toagosei") entered into an agreement providing for the humanization by PDL of a murine antibody that has potential for treating cancer. PDL received a licensing and signing fee and milestone payments and can earn royalties on product sales, if any. PDL also has an option to co-promote the compound in North America. In the fourth quarter of 1997, Toagosei made a $2.0 million private equity investment in PDL in return for 44,568 newly issued shares of PDL common stock at a purchase price of $44.875 per share. In 1998, PDL conducted a manufacturing campaign pursuant to which Toagosei and PDL shared the costs to produce material for clinical development of the humanized antibody by the parties.

Genetics Institute.  In December 1996, PDL and Genetics Institute,
Inc. ("Genetics Institute"), a wholly-owned subsidiary of American Home Products Corporation, entered into an agreement pursuant to which PDL will initially develop three humanized monoclonal antibodies based on murine antibodies developed by Genetics Institute that modulate the immune co-stimulatory pathway. In addition, Genetics Institute received a worldwide, nonexclusive license for those antibodies under PDL's humanized antibody patents. To date, PDL has received a $2.5 million licensing and signing fee and a milestone payment and is entitled to receive additional milestone payments and royalties on product sales, if any. In addition, PDL received an option to co-promote the products in North America under certain conditions. The agreement contemplates that PDL may collaborate with Genetics Institute to humanize additional antibodies in the field.

Teijin. In March 1997, PDL and Teijin Limited ("Teijin") entered into an agreement providing for the humanization by PDL of a murine antibody to a toxin produced by the E. coli O157 bacteria that can cause serious illness or death from the consumption of contaminated food. PDL has received a licensing and signing fee and milestone payment and is entitled to royalties on product sales, if any.

Ajinomoto. In July 1997, PDL and Ajinomoto Co., Inc. ("Ajinomoto") entered into an agreement providing for the humanization by PDL of a murine antibody directed at cardiovascular conditions. PDL has received a licensing and signing fee and milestone payments and is entitled to royalties on product sales, if any. In addition, PDL received certain rights to obtain co-promotion rights to the potential product in North America.

Genentech. In September 1998, Genentech and the Company entered into an arrangement to grant each party a right to obtain a nonexclusive license to certain intellectual property rights related to monoclonal antibodies held by the other party. Under the agreement, Genentech paid the Company a $6.0 million non-creditable, non-refundable fee, and the Company paid Genentech a $1.0 million non-creditable, non-refundable fee. Each party has rights to license antibodies under specified patents and patent applications held by the other party upon payment of an additional fee of at least $1.0 million per antibody. Licensed antibodies will bear royalties on product sales, if any. The agreement initially covers up to six antibodies per company. The number of licensed antibodies may be increased and the term of the agreement extended upon payment of additional fees. In November 1998, the Company and Genentech entered into a nonexclusive license agreement under this arrangement for Herceptin, pursuant to which PDL received a $1.0 million licensing and signing fee and receives royalties on sales of Herceptin.

Other Patent License Agreements. PDL has entered into patent licensing agreements with a number of other companies covering humanized antibodies. In each licensing agreement, PDL granted a worldwide, nonexclusive license under its humanized antibody patents to the other company for an antibody to a specific target antigen. In general, PDL receives a licensing and signing fee and has the right to receive annual maintenance fees and royalties on product sales, if any. Under some of these agreements, PDL also may receive milestone payments and, under certain circumstances, certain marketing rights. In addition to Herceptin, PDL receives royalties on sales of Synagis, a licensed antibody developed by MedImmune which is currently marketed in the U.S. Since November 1996, PDL has entered into thirteen patent licensing agreements, including agreements with Sankyo Co., Ltd., Biogen, Inc., IDEC Pharmaceuticals Corporation, NeoRx Corporation, Elan Corporation, Tanox Biosystems, Inc. and Medarex, Inc. relating to antibodies humanized by or for those companies.

For a discussion of certain risks related to the Company's collaborative, humanization and patent licensing arrangements, see "Risk Factors -- Uncertainty of Patents and Proprietary Technology; Opposition Proceedings; -- Dependence on Collaborative Partners."

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

In order to obtain regulatory approvals and to expand its capacity to produce its products for commercial sale at an acceptable cost, PDL will need to improve and expand its existing manufacturing capabilities and demonstrate to the FDA its ability to manufacture its products using controlled, reproducible processes. Accordingly, the Company continues to evaluate plans to improve and expand the capacity of its current facility. Such plans, if fully implemented, would result in substantial costs to the Company and may require a suspension of manufacturing operations during construction. See "Risk Factors -- Absence of Manufacturing Experience" and "-- Uncertainties Resulting From Manufacturing Changes."

PATENTS AND PROPRIETARY TECHNOLOGY

The Company's success is significantly dependent on its ability to obtain and maintain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. The Company files and prosecutes patent applications to protect its inventions. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, import, manufacture, market or sell its products or maintain its competitive position with respect to its products. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others or not be able to use, import, manufacture, market or sell its products. Such licenses may not be available on commercially reasonable terms, if at all.

Patents in the U.S. are issued to the party that is first to invent the claimed invention. Since patent applications in the U.S. are maintained in secrecy until patents issue, the Company cannot be certain that it was the first inventor of the inventions covered by its pending patent applications or patents or that it was the first to file patent applications for such inventions. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, and patents of biotechnology products are uncertain, so that even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office ("PTO") or the courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection may vary in different countries.

The Company has a number of patents and has exclusively licensed certain patents from third parties. In June 1996, the Company was issued a U.S. patent covering Zenapax and certain related antibodies against the IL-2 receptor. The Company has been issued patents by the PTO, the Japanese Patent Office ("JPO") and European Patent Office ("EPO") that relate to humanized antibodies and the methods of making those antibodies. With respect to its issued antibody humanization patents, the Company believes the patent claims cover Zenapax, Herceptin and Synagis and, based on its review of the scientific literature, most other humanized antibodies. In addition, the Company is currently prosecuting other patent applications with the PTO and in other countries, including members of the European Patent Convention, Canada, Japan and Australia. The patent applications are directed to various aspects of the Company's SMART and human antibodies, antibody technology and other programs, and include claims relating to compositions of matter, methods of preparation and use of a number of the Company's compounds. However, the Company does not know whether any pending applications will result in the issuance of patents or whether such patents will provide protection of commercial significance. Further, there can be no assurance that the Company's patents will prevent others from developing competitive products using related technology.

The Company's humanization patent issued by the EPO applies in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO (but not PTO) procedures provide for a nine-month opposition period in which other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to the Company's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company has submitted its response to the briefs filed by these parties. The entire opposition process, including appeals, may take several years to complete, and although the EPO patent remains enforceable during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. A 6-month opposition period has begun with respect to the Company's humanization patent issued in Japan in late 1998. Similar to the process in Europe, third parties have the opportunity to file their opposition to the issuance of the JPO patent. The Company intends to vigorously defend the European patent and, if necessary, the Japanese patent and U.S. patents; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European or Japanese opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial condition of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to the Company's programs. Some of these applications or patents may be competitive with the Company's applications or contain claims that conflict with those made under the Company's patent applications or patents. Such conflicts could prevent issuance of patents to the Company, provoke an interference with the Company's patents or result in a significant reduction in the scope or invalidation of the Company's patents, if issued. An interference is an administrative proceeding conducted by the PTO to determine the priority of invention and may determine questions of patentability. Moreover, if patents are held by or issued to other parties that contain claims relating to the Company's products or processes, and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or to develop or obtain alternative technology.

The Company is aware that Celltech Limited ("Celltech") has been granted a patent by the EPO covering certain humanized antibodies ("European Adair Patent"), which the Company has opposed, and that Celltech has also been issued a corresponding U.S. patent (the "U.S. Adair Patent") that contains claims that may be considered broader in scope than the European Adair Patent. The Company is currently reviewing the claims under the U.S. Adair Patent in an effort to determine its future course of action with respect to this patent. If it were determined that the Company's SMART antibodies were covered by the European or U.S. Adair Patents, the Company might be required to obtain a license under such patents or to significantly alter its processes or products, if necessary to make, use or sell its products in Europe and the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patents or to obtain such a license from Celltech on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company.

In addition, if the claims of the U.S. Adair Patent conflict with claims in the Company's U.S. patents or patent applications, there can be no assurance that an interference would not be declared by the PTO, which could take several years to resolve and could involve significant expense to the Company. Also, such conflict could prevent issuance of additional patents to the Company relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of the Company's patents, if issued. Moreover, uncertainty as to the validity or scope of patents issued to the Company relating generally to humanization of antibodies may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

The Company is aware that Lonza Biologics, Inc. has a patent issued in Europe to which the Company does not have a license (although Roche has advised the Company that it has a license covering Zenapax), which may cover a process the Company uses to produce its potential products. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in Europe. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company.

The Company is also aware that Stanford University has a patent issued in the U.S. to which the Company does not have a license, which may cover a process the Company uses to produce its potential products. The Company has been advised that an exclusive license has been previously granted to a third party under this patent. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company. Moreover, any alteration of processes or products to avoid infringing the patent could result in a significant delay in achieving regulatory approval with respect to the products affected by such alterations.

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

COMPETITION

The Company's potential products are intended to address a wide variety of disease conditions, including autoimmune diseases, transplantation, inflammatory conditions, cancers and viral infections. Competition with respect to these disease conditions is intense and is expected to increase. This competition involves, among other things, successful research and development efforts, obtaining appropriate regulatory approvals, establishing and defending intellectual property rights, successful product manufacturing, marketing, distribution, market and physician acceptance, patient compliance, price and potentially securing eligibility for reimbursement or payment for the use of the Company's product. The Company believes its most significant competitors may be fully integrated pharmaceutical companies with substantial expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and securing eligibility for reimbursement or payment, and substantially greater financial and other resources than the Company. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development, clinical development and marketing. These companies and institutions also compete with the Company in recruiting and retaining highly qualified personnel. The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Company's competitors may develop and introduce other technologies or approaches to accomplishing the intended purposes of the Company's products which may render the Company's technologies and products noncompetitive and obsolete.

In addition to currently marketed competitive drugs, the Company is aware of potential products in research or development by its competitors that address all of the diseases being targeted by the Company. These and other products may compete directly with the potential products being developed by the Company. In this regard, the Company is aware that potential competitors have received approval for or are developing antibodies or other compounds for treating autoimmune diseases, transplantation, inflammatory conditions, cancers and viral infections. In particular, a number of other companies have developed and will continue to develop human antibodies and humanized antibodies. In addition, protein design is being actively pursued at a number of academic and commercial organizations, and several companies have developed or may develop technologies that can compete with the Company's SMART and human antibody technologies. There can be no assurance that competitors will not succeed in more rapidly developing and marketing technologies and products that are more effective than the products being developed by the Company or that would render the Company's products or technology obsolete or noncompetitive. Further, there can be no assurance that the Company's collaborative partners will not independently develop products competitive with those licensed to such partners by the Company, thereby reducing the likelihood that the Company will receive revenues under its agreements with such partners.

Any potential product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. For example, Novartis has received approval to market Simulect[R], a product competitive with Zenapax, in the U.S., the European Union and other countries in Europe. In addition to an earlier launch in Europe, Novartis has a significant marketing and sales force directed to the transplantation market and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available products. With respect to the speed of development of Ostavir, the Company is aware that other drugs such as lamivudine from Glaxo Wellcome plc have received or been submitted for approval in certain jurisdictions for the treatment of CHB. These competitive products are being developed by companies that have significantly greater experience and resources in developing antiviral products than the Company. The success of lamivudine or other drugs for the treatment of CHB could have a material adverse impact on the clinical development and commercial potential of Ostavir.

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

HUMAN RESOURCES

As of December 31, 1998, PDL had 256 full-time employees, of whom 37 hold Ph.D. and/or M.D. degrees. Of the total, 99 employees were engaged in research and development, 47 in quality assurance and compliance, 30 in clinical and regulatory, 32 in manufacturing and 48 in general and administrative functions. PDL's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, virology, immunology, protein chemistry, computational chemistry and computer modeling. PDL's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of PDL's employees are covered by a collective bargaining agreement, and PDL considers its relations with its employees to be good.

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

History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of December 31, 1998, the Company had an accumulated deficit of approximately $68.9 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

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

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will continue to incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, humanization agreements or patent licensing agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses. For example, revenues in the third quarter of 1998 included a $6.0 million non-refundable licensing and signing fee from Genentech, Inc. ("Genentech") that resulted in a profit in that quarter. In the absence of similar substantial non-recurring revenues or significant royalty revenues in any future period, there can be no assurance that the Company will be profitable in any future quarters.

Hoffmann-La Roche Inc. and its affiliates ("Roche") have received regulatory approval to distribute Zenapax in the U.S. and certain other countries. Zenapax, a product created by the Company, is licensed exclusively to Roche. The Company has also entered into nonexclusive patent license agreements covering Synagis[TM], a product developed by MedImmune, Inc., and Herceptin[R], a product developed by Genentech. The Company recognizes royalty revenues when royalty reports are received from its collaborative partners, including Roche. With respect to royalties based on revenue from sales of Zenapax by Roche, royalties based on U.S. sales are reported to the Company on a quarterly basis and royalties based on sales outside of the U.S. are reported on a semi-annual basis. With respect to royalties on sales of Synagis and Herceptin, royalty reports are due in the quarter following the quarter in which sales occur or are reported by sublicensees, as the case may be. Each of these licensees has certain rights to partially offset certain payments previously made to the Company or paid to third parties. For example, Roche has a right to partially offset certain third party royalties, patent reimbursement expenses and previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company records revenue when reports are received from its licensees. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees, payments for manufacturing services and milestones under new and existing collaborative, humanization, patent licensing and clinical supply agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

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

Dependence On Licensees With Respect to Marketed Products. The
Company is dependent upon the development and marketing efforts of its licensees with respect to products for which the Company may receive royalties. For example, in 1998, the Company began receiving royalties from sales of Zenapax, a product exclusively licensed to Roche. The Company's royalties on Zenapax depend upon the efforts of Roche and there can be no assurance that Roche's development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in various countries throughout the world and how rapidly it might be adopted by the medical community. Moreover, Simulect[TM], a product competitive with Zenapax, has been approved for marketing in the U.S. and other countries and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available competitive products. In addition, there can be no assurance that other independently developed products of Roche, including CellCept[R], or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to marketing and sales support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed. In addition, Zenapax is being tested in certain early stage clinical trials in autoimmune indications. There can be no assurance that clinical development in autoimmune indications will continue or, that even if the further clinical development is pursued, that Zenapax will be shown to be safe and efficacious, or that the clinical trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

The Company has also entered into non-exclusive patent licensing arrangements for certain products recently approved for marketing, specifically Synagis and Herceptin. The Company is dependent upon the further development, regulatory and marketing efforts of its licensees with respect to these products and there can be no assurance that the development, regulatory and marketing efforts of these licensees will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly these products might be adopted by the medical community.

Uncertainty Of Patents And Proprietary Technology; Opposition Proceedings. The Company's success is significantly dependent on its ability to obtain and maintain patent protection for its products and technologies and to preserve its trade secrets and operate without infringing on the proprietary rights of third parties. The Company files and prosecutes patent applications to protect its inventions. No assurance can be given that the Company's pending patent applications will result in the issuance of patents or that any patents will provide competitive advantages or will not be invalidated or circumvented by its competitors. Moreover, no assurance can be given that patents are not issued to, or patent applications have not been filed by, other companies which would have an adverse effect on the Company's ability to use, import, manufacture, market or sell its products or maintain its competitive position with respect to its products. Other companies obtaining patents claiming products or processes useful to the Company may bring infringement actions against the Company. As a result, the Company may be required to obtain licenses from others or not be able to use, import, manufacture, market or sell its products. Such licenses may not be available on commercially reasonable terms, if at all.

Patents in the U.S. are issued to the party that is first to invent the claimed invention. Since patent applications in the U.S. are maintained in secrecy until patents issue, the Company cannot be certain that it was the first inventor of the inventions covered by its pending patent applications or patents or that it was the first to file patent applications for such inventions. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, and patents of biotechnology products are uncertain, so that even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office ("PTO") or the courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so the extent of any patent protection may vary in different countries.

The Company has a number of patents and has exclusively licensed certain patents from third parties. In June 1996, the Company was issued a U.S. patent covering Zenapax and certain related antibodies against the IL-2 receptor. The Company has been issued patents by the PTO, the Japanese Patent Office ("JPO") and European Patent Office ("EPO") that relate to humanized antibodies and the methods of making those antibodies. With respect to its issued antibody humanization patents, the Company believes the patent claims cover Zenapax, Herceptin and Synagis and, based on its review of the scientific literature, most other humanized antibodies. In addition, the Company is currently prosecuting other patent applications with the PTO and in other countries, including members of the European Patent Convention, Canada, Japan and Australia. The patent applications are directed to various aspects of the Company's SMART and human antibodies, antibody technology and other programs, and include claims relating to compositions of matter, methods of preparation and use of a number of the Company's compounds. However, the Company does not know whether any pending applications will result in the issuance of patents or whether such patents will provide protection of commercial significance. Further, there can be no assurance that the Company's patents will prevent others from developing competitive products using related technology.

The Company's humanization patent issued by the EPO applies in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO (but not PTO) procedures provide for a nine-month opposition period in which other parties may submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to the Company's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company has submitted its response to the briefs filed by these parties. The entire opposition process, including appeals, may take several years to complete, and although the EPO patent remains enforceable during this lengthy process, the validity of the EPO patent will be at issue, which may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on this patent. A 6-month opposition period has begun with respect to the Company's humanization patent issued in Japan in late 1998. Similar to the process in Europe, third parties have the opportunity to file their opposition to the issuance of the JPO patent. The Company intends to vigorously defend the European patent and, if necessary, the Japanese patent and U.S. patents; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European or Japanese opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial condition of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to the Company's programs. Some of these applications or patents may be competitive with the Company's applications or contain claims that conflict with those made under the Company's patent applications or patents. Such conflicts could prevent issuance of patents to the Company, provoke an interference with the Company's patents or result in a significant reduction in the scope or invalidation of the Company's patents, if issued. An interference is an administrative proceeding conducted by the PTO to determine the priority of invention and may determine questions of patentability. Moreover, if patents are held by or issued to other parties that contain claims relating to the Company's products or processes, and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or to develop or obtain alternative technology.

The Company is aware that Celltech Limited ("Celltech") has been granted a patent by the EPO covering certain humanized antibodies ("European Adair Patent"), which the Company has opposed, and that Celltech has also been issued a corresponding U.S. patent (the "U.S. Adair Patent") that contains claims that may be considered broader in scope than the European Adair Patent. The Company is currently reviewing the claims under the U.S. Adair Patent in an effort to determine its future course of action with respect to this patent. If it were determined that the Company's SMART antibodies were covered by the European or U.S. Adair Patents, the Company might be required to obtain a license under such patents or to significantly alter its processes or products, if necessary to make, use or sell its products in Europe and the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patents or to obtain such a license from Celltech on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company.

In addition, if the claims of the U.S. Adair Patent conflict with claims in the Company's U.S. patents or patent applications, there can be no assurance that an interference would not be declared by the PTO, which could take several years to resolve and could involve significant expense to the Company. Also, such conflict could prevent issuance of additional patents to the Company relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of the Company's patents, if issued. Moreover, uncertainty as to the validity or scope of patents issued to the Company relating generally to humanization of antibodies may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

The Company is aware that Lonza Biologics, Inc. has a patent issued in Europe to which the Company does not have a license (although Roche has advised the Company that it has a license covering Zenapax), which may cover a process the Company uses to produce its potential products. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in Europe. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company.

The Company is also aware that Stanford University has a patent issued in the U.S. to which the Company does not have a license, which may cover a process the Company uses to produce its potential products. The Company has been advised that an exclusive license has been previously granted to a third party under this patent. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company. Moreover, any alteration of processes or products to avoid infringing the patent could result in a significant delay in achieving regulatory approval with respect to the products affected by such alterations.

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

Dependence On Collaborative Partners. The Company has collaborative agreements with several pharmaceutical or other companies to develop, manufacture and market certain potential products. The Company granted its collaborative partners certain exclusive rights to commercialize the products covered by these collaborative agreements. In some cases, the Company is relying on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these licensed products. As a result, the Company often has little or no control over the development and marketing of these potential products and little or no opportunity to review clinical data prior to or following public announcement.

The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. For example, Boehringer Mannheim GmbH ("Boehringer Mannheim") and the Company from time to time had differences with respect to the clinical development of certain products licensed by the Company to Boehringer Mannheim under a collaborative agreement. In December 1997, as a result of Boehringer Mannheim's internal review of products licensed from the Company, product rights to the Human Anti-Hepatitis B Antibody ("Ostavir") were returned to the Company. In March 1998, Roche acquired Corange Limited ("Corange"), the parent company of Boehringer Mannheim. Roche's review of the products acquired from Boehringer Mannheim resulted in a decision to return the SMART Anti-L-Selectin Antibody and an antibody directed against an undisclosed cardiovascular target to the Company effective as of December 31, 1998. Although the Company is assessing its development alternatives with respect to these antibodies, the development of these compounds has been delayed significantly and there can be no assurance that the Company will continue or initiate further development efforts with any of these compounds. In addition, Roche acquired 1,682,877 shares of the Company's common stock held by Corange which are no longer subject to contractual limitations on disposition other than certain restrictions on transfers of significant blocks of stock. Further, Boehringer Mannheim has invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir for the treatment of chronic hepatitis B ("CHB") conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

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

The Company's ability to enter into new collaborations and the willingness of the Company's existing collaborators to continue development of the Company's potential products depends upon, among other things, the Company's patent position with respect to such products. In this regard, the Company has been issued patents by PTO, EPO and JPO with claims that the Company believes, based on its survey of the scientific literature, cover most humanized antibodies. The Company has also been allowed patents with similar claims in other countries and has applied for similar patents in certain other countries. See "Risk Factors -- Uncertainty of Patents and Proprietary Technology; Opposition Proceedings." The EPO and JPO patents are currently in the opposition proceeding stages in those patent offices. In addition, all of the Company's antibody humanization patents may be further challenged through administrative or judicial proceedings. The Company has entered into several collaborations related to both the humanization and patent licensing of certain antibodies whereby it granted licenses to its patent rights relating to such antibodies, and the Company anticipates entering into additional collaborations and patent licensing agreements partially as a result of the Company's patent and patent applications with respect to humanized antibodies. As a result, the inability of the Company to successfully defend the opposition proceedings before the EPO or JPO or, if necessary, to defend patents granted by the PTO, EPO or JPO or to successfully prosecute the corresponding patent applications in other countries could adversely affect the ability of the Company to collect royalties on existing licensed products, and enter into additional collaborations, humanization or patent licensing agreements and could therefore have a material adverse effect on the Company's business or financial condition.

Absence Of Manufacturing Experience. Of the products developed by the Company which are currently in clinical development, Roche is responsible for manufacturing Zenapax and the Company is responsible for manufacturing the Company's Ostavir and the SMART M195 and SMART Anti-CD3 Antibodies as well as its other products in preclinical development. The Company currently leases approximately 47,000 square feet housing its manufacturing facilities in Plymouth, Minnesota. The Company intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, the Company has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

Uncertainties Resulting From Manufacturing Changes.
Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. When certain changes are made in the manufacturing process, it is necessary to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced, if results of prior preclinical studies and clinical trials performed using the previously produced drug material are to be relied upon in regulatory filings. Such changes could include, for example, changing the cell line used to produce the antibody, changing the fermentation or purification process or moving the production process to a new manufacturing plant. Depending upon the type and degree of differences between the newer and older drug material, various studies could be required to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material, possibly requiring additional animal studies or human clinical trials. Manufacturing changes have been made or are likely to be made for the production of the Company's products currently in clinical development, in particular Ostavir and the SMART M195 and SMART Anti-CD3 Antibodies. There can be no assurance that such changes will not result in delays in development or regulatory approvals or, if occurring after regulatory approval, in reduction or interruption of commercial sales. In addition, manufacturing changes to its manufacturing facility may require the Company to shut down production for a period of time. There can be no assurance that the Company will be able to reinitiate production in a timely manner, if at all, following such shutdown. Delays as a result of manufacturing changes or shutdown of the manufacturing facility could have an adverse effect on the competitive position of those products and could have a material adverse effect on the business and financial condition of the Company.

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

Competition; Rapid Technological Change. The Company's potential products are intended to address a wide variety of disease conditions, including autoimmune diseases, inflammatory conditions, cancers and viral infections. Competition with respect to these disease conditions is intense and is expected to increase. This competition involves, among other things, successful research and development efforts, obtaining appropriate regulatory approvals, establishing and defending intellectual property rights, successful product manufacturing, marketing, distribution, market and physician acceptance, patient compliance, price and potentially securing eligibility for reimbursement or payment for the use of the Company's products. The Company believes its most significant competitors may be fully integrated pharmaceutical companies with substantial expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and securing eligibility for reimbursement or payment, and substantially greater financial and other resources than the Company. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development, clinical development and marketing. These companies and institutions also compete with the Company in recruiting and retaining highly qualified personnel. The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Company's competitors may develop and introduce other technologies or approaches to accomplishing the intended purposes of the Company's products which may render the Company's technologies and products noncompetitive and obsolete.

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

Any potential product that the Company or its collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and its collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies is expected to be an important determinant of market success. For example, Novartis has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe. In addition to an earlier launch in Europe, Novartis has a significant marketing and sales force directed to the transplantation market and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available products. With respect to the speed of development of Ostavir, the Company is aware that other drugs such as lamivudine from Glaxo Wellcome plc have received or been submitted for approval in certain jurisdictions for the treatment of CHB. These competitive products are being developed by companies that have significantly greater experience and resources in developing antiviral products than the Company. The success of lamivudine or other drugs for the treatment of CHB could have a material adverse impact on the clinical development and commercial potential of Ostavir.

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

No Sales And Marketing Experience. The Company intends to market and sell certain of its products, if successfully developed and approved, either directly or through sales and marketing partnership arrangements with collaborative partners. Although the Company does not expect to establish a direct sales capability for at least the next few years, the Company has no history or experience in sales, marketing or distribution. To market products directly, the Company must either establish a more extensive marketing group and direct sales force or obtain the assistance of another company. There can be no assurance that the Company will be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for its products. If the Company enters into co-promotion or other marketing or patent licensing arrangements with established pharmaceutical companies, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties. There can be no assurance that the Company will be able to successfully market products, establish a direct sales force or that its collaborators will effectively market any of the Company's licensed products, and the inability of the Company or its collaborators to do so could have a material adverse effect on the business and financial condition of the Company.

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

Future Requirements For Significant Additional Capital.  The
Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase beyond current levels over at least the next year as the Company expects to spend substantial funds in conducting clinical trials, to expand its marketing capabilities and efforts, to expand existing research and development programs, to develop and expand its development and manufacturing capabilities and to defend or prosecute its patents and patent applications. The Company's future capital requirements will depend on numerous factors, including, among others, royalties from the sales of licensed products by licensees under the Company's patents; the progress of the Company's product candidates in clinical trials; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the ability of the Company and its collaborators to achieve development milestones; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products, the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The inability of the Company to secure adequate funds on a timely basis could result in the delay or cancellation of programs that the Company might otherwise pursue and, in any event, could have a material adverse effect on the business and financial condition of the Company.

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


ITEM 2.  PROPERTIES

The Company leases approximately 92,000 square feet of research and development and general office space in Fremont, California. The Company relocated its California headquarters and research and development facilities to this space beginning in September 1998. The term of the Company's lease with respect to this space is approximately 12 years, with two additional five year options subject to certain conditions. The Company also leases an additional 43,000 square feet of laboratory and office space at the site of its former headquarters and research and development facilities in Mountain View, California. In 1998, the Company entered into subleases with two parties for all of the available space. The subleases are scheduled to terminate on December 31, 2000, the termination date of the Company's lease with respect to this space.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to its European patent relating to humanized antibodies. Eighteen oppositions were filed with respect to the issuance of the patent to the Company in January 1996. The opposition briefs argue that the patent was incorrectly granted and should be withdrawn or limited. See "Business -
- Patents and Proprietary Technology" and "Risk Factors -- Uncertainty of Patents and Proprietary Technology; Opposition Proceedings." The Company has submitted its response to the briefs filed by these parties. The Company has recently entered into a similar opposition period with respect to the Company's recently issued Japanese patent relating to humanized antibodies. The time to file oppositions in this proceeding has not yet expired but the Company expects briefs to be filed in opposition to the issuance of this patent.

Other than such administrative proceedings, the Company is not a party to any material administrative proceedings. The Company believes that the outcome of these opposition proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company. However, if such outcomes were to be unfavorable, the Company's ability to collect royalties on licensed products and to license its patents relating to humanized antibodies may be materially adversely affected which could in the future have a material adverse effect on the Company's results of operations, cash flows and financial position.

In 1997, Boehringer Mannheim invoked the dispute resolution
provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the terminated Phase II study of Ostavir for the treatment of chronic active hepatitis B initiated by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in early 1997. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the
event certain conditions are met with respect to that study.   In March
1998, Roche acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. See "Risk Factors." Other than such legal proceeding, the Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not applicable.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY ($)

        1997            High        Low
--------------------  ---------  ---------
First Quarter            40.13      31.75
Second Quarter           35.88      24.38
Third Quarter            43.50      26.50
Fourth Quarter           51.50      35.88


        1998            High        Low
--------------------  ---------  ---------
First Quarter            47.13      33.75
Second Quarter           40.38      20.13
Third Quarter            26.50      16.00
Fourth Quarter           28.44      16.13

The Company's Common Stock trades on the Nasdaq National Market under the symbol "PDLI." Prices indicated above are the high and low sales prices as reported by the Nasdaq National Market System for the periods indicated. The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 1998, the approximate number of common stockholders of record was 190. The Company believes that it has in excess of 300 stockholders as many of the holders are "street name" (nominee) accounts. The market for the Company's securities is volatile. See "Risk Factors."

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share and number of employees data)

                                              Years Ended December 31,
                               -------------------------------------------------
                                 1998      1997      1996      1995       1994
                               --------- --------- --------- --------- ---------
STATEMENTS OF OPERATIONS DATA:
  Revenues:
   Research and development
    revenue under
    collaborative agreements-
    related parties (1)          $   --    $   --   $11,000   $10,333    $9,333
   Research and development
       revenue-other (1)         21,325    11,137     5,500     1,075     2,527
   Interest and other income      9,503     9,118     6,100     6,205     3,349
                               --------- --------- --------- --------- ---------
      Total revenues             30,828    20,255    22,600    17,613    15,209

 Costs and expenses:
   Research and development      31,645    25,614    28,795    20,803    16,367
   General and administrative     8,685     6,629     5,601     5,163     4,051
   Special charge (2)                --    11,887        --        --        --
   Interest expense                  --        --        --         1         7
                               --------- --------- --------- --------- ---------
      Total costs and expenses   40,330    44,130    34,396    25,967    20,425
                               --------- --------- --------- --------- ---------
 Net loss                       ($9,502) ($23,875) ($11,796)  ($8,354)  ($5,216)
                               ========= ========= ========= ========= =========

Net loss per share (3)           ($0.51)   ($1.35)   ($0.76)   ($0.54)   ($0.37)
                               ========= ========= ========= ========= =========
 Shares used in computation
   of net loss per share         18,525    17,649    15,604    15,343    14,060
                               ========= ========= ========= ========= =========


                                                  December 31,
                               -------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------- --------- --------- --------- ---------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments                  $143,439  $163,655   $99,667  $107,065  $113,245
Working capital                  82,394    66,490    74,221    43,522    95,450
Total assets                    171,850   175,026   110,331   116,412   121,054
Accumulated deficit             (68,884)  (59,382)  (35,507)  (23,711)  (15,357)
Total stockholders' equity      162,496   168,468   105,112   112,856   117,783
Number of employees                 256       217       208       181       145

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

In 1998, the Company began receiving royalties from sales of Zenapax[R]. Royalties on sales of Zenapax are payable under exclusive license agreements with Hoffmann-La Roche Inc. and affiliates ("Roche"). The Company has also entered into non-exclusive licenses under the Company's antibody humanization patents for other humanized antibody products recently approved for marketing. Royalty revenues from third party sales of licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy, are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products and the marketing efforts of the Company's licensees. In addition, certain licensees have rights to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

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

RESULTS OF OPERATIONS

Years ended December 31, 1998, 1997 and 1996

The Company's total revenues were $30.8 million in 1998 as compared to $20.3 million in 1997 and $22.6 million in 1996. Total research and development revenues represented $21.3 million, $11.1 million and $16.5 million of total revenues in 1998, 1997 and 1996, respectively. Interest and other income were $9.5 million in 1998, $9.1 million in 1997, and $6.1 million in 1996.

The increase in total research and development revenues in 1998 from the prior years was primarily attributable to increased licensing and signing fees, milestone payments, royalties and manufacturing services revenues under clinical supply agreements during the period. The Company recognized $21.3 million in licensing and signing fees, milestone payments, manufacturing services revenues under clinical supply agreements, research and development reimbursement funding and royalties in 1998 compared to $11.0 million and $16.5 million in 1997 and 1996, respectively. Of the amounts expended by the Company for research and development, $1.8 million in 1998, $0.1 million in 1997 and $10.0 million in 1996 represented third-party funded research and development activities (not including licensing and signing fees, milestone payments and product sales).

Interest and other income increased to $9.5 million in 1998 from $9.1 and $6.1 million in 1997 and 1996, respectively. This increase in 1998 and 1997 is primarily attributable to the increased interest earned on the Company's investment balances as a result of the Company's follow-on public offering, which was completed during the first quarter of 1997.

Total costs and expenses decreased to $40.3 million in 1998 from $44.1 million in 1997 and $34.4 million in 1996. In 1997, the Company incurred a non-cash special charge of $11.9 million associated with the extension of the term of certain stock options that were granted prior to 1995. The special charge is expected to be non-recurring and conformed the term of previously granted stock options, which was six years, to those granted since February 1995, ten years. Exercise prices of the stock options were not altered. Without the non-cash special charge in 1997, total costs and expenses in 1998 increased to $40.3 million as compared to $32.2 million, due principally to an increase in research and development and general and administrative expenses.

Research and development expenses in 1998 increased to $31.6 million from $25.6 million in 1997 and $28.8 million in 1996. The increase in 1998 costs and expenses as compared to 1997 was primarily a result of the addition of staff, increased expenses due to the relocation and expansion of the Company's headquarters and research and development facilities in Fremont, California, the initiation and continuation of clinical trials, costs of conducting preclinical tests and expansion of pharmaceutical development capabilities including support for both clinical development and manufacturing process development.

General and administrative expenses for 1998 increased to $8.7 million from $6.6 million in 1997 and $5.6 million in 1996. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

To date the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At December 31, 1998, the Company had cash, cash equivalents and investments in the aggregate of $143.4 million, compared to $163.7 million at December 31, 1997 and $99.7 million at December 31, 1996. This decrease in cash resources in 1998 primarily reflects the Company's investment of approximately $12.2 million in its new Fremont, California headquarters and research and development facility for construction of these new facilities and related improvements, including expanded laboratory and development facilities.

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the event certain conditions are met with respect to that study.

As set forth in the Statements of Cash Flows, net cash used in operating activities was approximately $6.5 million for the year ended December 31, 1998 compared to approximately $7.6 million in 1997 and $7.0 million in 1996. The decrease in 1998 was primarily due to the Company's increased revenues and lower net loss during the period.

As set forth in the Statements of Cash Flows, net cash provided by investing activities for the year ended December 31, 1998 was $21.2 million compared to net cash used in investing activities of $72.1 million in 1997 and provided by investing activities of $11.8 million in 1996. The change in 1998 was primarily the result of reinvestment activities associated with the purchases of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for the year ended December 31, 1998 was $3.9 million compared to $74.9 million in 1997 and $4.7 million in 1996. The change in 1998 was primarily the result of the 1997 completion of a public offering by the Company and the exercise of outstanding stock options. The change in 1997 was primarily the result of the completion of a public offering of 2.275 million shares of the Company's common stock in the first quarter of 1997.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from the marketing and sales efforts of third party licensees under the Company's patents; the ability of the Company to enter into additional collaborative, patent licensing or humanization arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's collaborative partners to obtain regulatory approval and successfully manufacture and market products; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; the ability of the Company to achieve milestones and obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2000.

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

Based on a preliminary assessment by an outside consultant retained by the Company in early 1998, the Company believes that its most important information systems are Y2K-compliant; however, the Company is in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. In connection with its recent move to a new headquarters and research and development facility in Fremont, California, the Company has replaced or upgraded many of its systems and equipment that were known or believed to present potential Y2K problems. In addition, the Company specifically identified and contacted certain key vendors regarding Y2K compliance of its key information systems and has either received software upgrades or assurances that Y2K-compliant software will be made available in a manner designed for the Company to timely address the Y2K issue with respect to these systems.

The Company has retained this consultant to develop and implement a Y2K program, which retention includes the development of a more extensive inventory and assessment program for the Company with respect to Y2K risks. The consultant has expertise in assessing other organizations with similar vendors and computer systems. This program will include a comprehensive review of all major systems and equipment of the Company and will also include a contingency plan for any mission critical systems that may be identified as potential Y2K problems.

The Company has established a Y2K committee with responsibility for coordinating awareness and identifying potential Y2K risk areas within the Company. As part of its comprehensive review of potentially affected systems, equipment and facilities, the Company is also reviewing controllers used to perform key functions in its manufacturing facility in Plymouth, Minnesota. At this time, the Company has not reviewed all systems and processes for potential Y2K problems nor has the Company identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation or replacement plans as it continues to assess the Y2K risk. For Y2K non-compliance issues identified to date, the cost of upgrade or remediation has not been and is not expected to be material to the Company's operating results. The Company has completed a work and project plan for company awareness and is implementing a detailed assessment and inventory review process corresponding to the five-step General Accounting Office recommended process guidelines. For Y2K compliance, the total out-of-pocket costs expended to date and currently planned budget expenditures are less than $100,000. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

The Company has identified and inquired of most of its critical suppliers and has plans to initiate further inquiries of other suppliers in order to determine whether the operations and the products or services provided by these identified vendors are Y2K-compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of vendors to be Y2K-compliant. In the event that vendors are not compliant, the Company may adjust its purchasing decisions or seek alternative sources of supplies or services. However, many of the Company's vendors have been qualified for regulatory purposes such that qualifying new vendors could involve significant time and resource commitments by the Company. Failure of vendors to be Y2K-compliant remains a possibility and could limit the ability of the Company to manufacture material for clinical studies or timely conduct regulatory compliance programs that would result in a delay in the initiation or continuation of certain planned clinical studies. Significant delays or expenditures due to vendors' failures to become Y2K-compliant could have an adverse impact on the Company's results of operations or financial condition.

With respect to research conducted by the Company in support of its collaborative research customers, many of the systems and software used to support such efforts are new. Where appropriate, the Company has, as a condition to accepting such systems and software, required that the systems be Y2K-compliant.

ITEM 7a. MARKET RISKS

The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. If market interest rates were to increase by 100 basis points from December 31, 1998 levels, the fair value of the portfolio would decline by approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
                   (In thousands, except par value per share)

                                                          December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
                     ASSETS
  Current assets:
     Cash and cash equivalents                         $27,907         $9,266
     Short-term investments                             59,233         63,003
     Other current assets                                4,608            779
                                                  -------------  -------------
      Total current assets                              91,748         73,048
     Property and equipment, net                        23,016          9,996
     Long-term investments                              56,299         91,386
     Other assets                                          787            596
                                                  -------------  -------------
                                                      $171,850       $175,026
                                                  =============  =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $1,310           $475
     Accrued compensation                                  925            833
     Other accrued liabilities                           4,884          3,646
     Deferred revenue                                     2235           1604
                                                  -------------  -------------
      Total current liabilities                          9,354          6,558

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                     --             --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,595
      and 18,348 issued and outstanding at
      December 31, 1998 and December 31, 1997,
      respectively                                         186            183
     Additional paid-in capital                        231,035        227,093
     Accumulated deficit                               (68,884)       (59,382)
     Accumulated other comprehensive income                159            574
                                                  -------------  -------------
      Total stockholders' equity                       162,496        168,468
                                                  -------------  -------------
                                                      $171,850       $175,026
                                                  =============  =============

                               See accompanying notes


                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                   (In thousands, except net loss per share data)

                                              Years Ended December 31,
                                    ------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  ------------
Revenues:
 Research and development revenue
   under collaborative agreements-
   related parties                       $    --        $    --       $11,000
 Research and development revenue-
   other                                  21,325         11,137         5,500
 Interest and other income                 9,503          9,118         6,100
                                    -------------  -------------  ------------
 Total revenues                           30,828         20,255        22,600

Costs and expenses:
 Research and development                 31,645         25,614        28,795
 General and administrative                8,685          6,629         5,601
 Special charge                               --         11,887            --

                                    -------------  -------------  ------------
 Total costs and expenses                 40,330         44,130        34,396
                                    -------------  -------------  ------------
Net loss                                 ($9,502)      ($23,875)     ($11,796)
                                    =============  =============  ============

Net loss per share                        ($0.51)        ($1.35)       ($0.76)
                                    =============  =============  ============
Shares used in computation
  of net loss per share                   18,525         17,649        15,604
                                    =============  =============  ============

                             See accompanying notes
                           PROTEIN DESIGN LABS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        (In thousands, except per share and shares of common stock data)

                                                                                      Accumulated
                                   Common Stock          Additional                      Other                        Total
                               ----------------------     Paid-in       Accumulated    Comprehensive ComprehensiveStockholders'
                                 Shares      Amount       Capital         Deficit        Income        Income        Equity
                               -----------  ---------  --------------  -------------  ------------  ------------  -------------
Balance at December 31, 1995   15,405,761       $154        $135,616       ($23,711)         $796                     $112,855
Issuance of common stock to
  employees, consultants and
  outside directors for cash      353,328          4           4,712                                                     4,716
Comprehensive Income
  Net loss                                                                  (11,796)                   ($11,796)       (11,796)
Other comprehensive income
  Unrealized loss on securities                                                              (663)         (663)          (663)
                                                                                                    ------------
Comprehensive income                                                                                    (12,459)
                               -----------  ---------  --------------  -------------  ------------  ============  -------------
Balance at December 31, 1996   15,759,089        158         140,328        (35,507)          133                      105,112

Follow-on public offering of
  common stock at $32.00 per
  share (net underwriters discount
  of $4,004 and offering expenses
  of $665)                      2,275,000         22          68,109                                                    68,131
Issuance of common stock to
  investor at $44.875 per share    44,568                      2,000                                                     2,000
Issuance of common stock to
  employees, consultants and
  outside directors for cash      269,320          3           4,769                                                     4,772
Extension of term of certain
  stock options                                               11,887                                                    11,887
Comprehensive Income
  Net loss                                                                  (23,875)                    (23,875)       (23,875)
Other comprehensive income
  Unrealized gain on securities                                                               441           441            441
                                                                                                    ------------
Comprehensive income                                                                                    (23,434)
                               -----------  ---------  --------------  -------------  ------------  ============  -------------
Balance at December 31, 1997   18,347,977        183         227,093        (59,382)          574                      168,468
Issuance of common stock to
  employees, consultants and
  outside directors for cash      247,272          3           3,942                                                     3,945
Comprehensive Income
  Net loss                                                                   (9,502)                     (9,502)        (9,502)
Other comprehensive income
  Unrealized loss on securities                                                              (415)         (415)          (415)
                                                                                                    ------------
Comprehensive income                                                                                    ($9,917)
                               -----------  ---------  --------------  -------------  ------------  ============  -------------
Balance at December 31, 1998   18,595,249       $186        $231,035       ($68,884)         $159                     $162,496
                               ===========  =========  ==============  =============  ============                =============

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                       (In thousands)

                                                             Years Ended December 31,
                                                   ------------------------------------------
                                                       1998           1997           1996
                                                   -------------  -------------  ------------
Cash flows from operating activities:
  Net loss                                              ($9,502)      ($23,875)     ($11,796)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                         3,690          3,244         3,242
    Other                                                   303           (706)          466
    Special charge                                           --         11,887             --
  Changes in assets and liabilities:
    Other current assets                                 (3,829)           470          (601)
    Accounts payable                                        835           (554)          392
    Accrued liabilities                                   1,330            289         2,272
    Deferred revenue                                        631          1,604        (1,000)
                                                   -------------  -------------  ------------
Total adjustments                                         2,960         16,234         4,771
                                                   -------------  -------------  ------------
    Net cash used in operating activities                (6,542)        (7,641)       (7,025)

Cash flows from investing activities:
  Purchases of short and long term investments         (166,120)      (317,482)      (24,458)
  Maturities of short and long term investments         204,300        249,681        39,900
  Capital expenditures                                  (16,751)        (4,565)       (3,699)
  (Increase) decrease in other assets                      (191)           229            22
                                                   -------------  -------------  ------------
    Net cash provided by (used in) investing activities  21,238        (72,137)       11,765

Cash flows from financing activities:
  Proceeds from issuance of capital stock                 3,945         74,903         4,715
                                                   -------------  -------------  ------------
    Net cash provided by financing activities             3,945         74,903         4,715
                                                   -------------  -------------  ------------
Net increase (decrease) in cash and
  cash equivalents                                       18,641         (4,875)        9,455
Cash and cash equivalents at beginning of year            9,266         14,141         4,686
                                                   -------------  -------------  ------------
Cash and cash equivalents at end of year                $27,907         $9,266       $14,141
                                                   =============  =============  ============

                             See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1998


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

In 1998, the Company began receiving royalties from sales of Zenapax[R]. Royalties on sales of Zenapax are payable under exclusive license agreements with Hoffmann-La Roche Inc. and affiliates ("Roche"). The Company has also entered into non-exclusive licenses under the Company's antibody humanization patents for other humanized antibody products recently approved for marketing. Royalty revenues from third party sales of licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products and the marketing efforts of the Company's licensees. In addition, certain licensees have rights to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company.

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

Revenue Recognition

Contract revenues from research and development arrangements are recorded as earned based on the performance requirements of the contracts. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

The Company's collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to the Company based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to the Company following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party. Non-refundable signing and licensing fees under these arrangements are recognized as revenue when there are no future performance obligations remaining with respect to such fees.

Net Income Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share has not been presented as, due to the Company's net loss position, it is antidilutive. Had the Company been in a net income position, diluted earnings per share for 1998, 1997, and 1996 would have included an additional 527,000, 1,052,000, and 964,000 shares, respectively, related to the Company's outstanding stock options.

Comprehensive Income

Effective January 1, 1998, the Company adopted Financial
Accounting Standards Statement No. 130, "Reporting Comprehensive Income," ("FAS 130"). Under FAS 130, the Company is required to display comprehensive income and its components as part of the Company's complete set of financial statements. The measurement and presentation of net loss did not change. Comprehensive income is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS 130 requires unrealized gains and losses on the Company's holdings of available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income for years ended December 31, 1998, 1997 and 1996 has been reflected in the Statements of Stockholders' Equity.

Segment Disclosure

Effective January 1, 1998, the Company adopted Financial Accounting Standards Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information," ("FAS 131"). FAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has no significant product revenue and only has one segment with facilities solely within the United States. As a result, the adoption of FAS 131 had no impact on reporting by the Company.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is not required to be adopted until 2000. However, the Company has reviewed FAS 133 and because it does not use derivatives, the adoption of FAS 133 is not expected to effect the results of operations or the financial position of the Company.

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

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the event certain conditions are met with respect to that study.


Property and Equipment

Property and equipment are stated at cost less accumulated
straight-line depreciation and amortization and consist of the following:
(In thousands)
                                                         December 31,
                                                 ---------------------------
                                                     1998          1997
                                                 ------------- -------------
 Laboratory and manufacturing equipment               $16,468       $12,789
 Office equipment                                       4,625         3,608
 Furniture and fixtures                                17,982         5,927
                                                 ------------- -------------
                                                       39,075        22,324
 Less accumulated depreciation and amortization       (16,059)      (12,328)
                                                 ------------- -------------
                                                      $23,016        $9,996
                                                 ============= =============

Laboratory, manufacturing, office equipment and furniture and fixtures are depreciated over the estimated useful lives of the assets, generally three to five years.


2.      Collaborative, Humanization and Patent Licensing Arrangements

Roche

Roche and the Company have entered into a product licensing agreement for Zenapax, a humanized antibody created by the Company. Since 1998, the Company has received royalties from the sales of Zenapax by Roche. Royalties payable to the Company are subject to certain offsets for milestones, patent expenses and third party royalties paid by Roche under the agreement. The product licensing agreement may be terminated by Roche upon 90 days notice, in which event rights licensed to Roche will revert to the Company.

Lilly

In December 1997, the Company entered into a research, development and licensing agreement with Eli Lilly & Company ("Lilly"). The Company received a non-refundable licensing and signing fee under the agreement of $3.0 million in 1997, of which the Company recognized $1.35 million in 1997. The Company recognized $1.8 million in research and development funding under the agreement in 1998. Related costs under the agreement are anticipated to approximate the related research and development funding revenue and the costs incurred are included in research and development expenses in the accompanying financial statements. The agreement further provides for additional annual research funding of $2.4 million for the second through fifth if the agreement is not earlier terminated. In addition, under this agreement the Company can earn milestones, receive royalty payments on net sales of licensed products and negotiate co-promotion rights in the U.S. and Canada. The agreement may be terminated by Lilly upon written notice ranging from 30-180 days upon the occurrence of certain events, including the event that certain key personnel are no longer associated with the Company or are unable to fulfill certain obligations under the agreement with Lilly.

Humanization Agreements

Since December 31, 1994, PDL has entered into six antibody humanization agreements pursuant to which the Company performed antibody humanization services and granted patent licenses to specified antibody targets with Roche, Mochida Pharmaceutical Co., Ltd., Toagosei Co., Ltd., Genetics Institute, Inc. (a wholly-owned subsidiary of American Home Products Corporation), Teijin Limited and Ajinomoto Co., Inc. Under each of these agreements, PDL received a licensing and signing fee and the right to receive milestone payments for achievement of certain specified milestones, as well as royalties on product sales, if any. Under some of these agreements, PDL received certain rights to co-promote the product. The Company recognized $5.4 million in 1998, $4.0 million in 1997 and $4.5 million in 1996 under these arrangements.

Patent Licensing Arrangements

In 1998, Genentech, Inc. ("Genentech") and the Company entered into an arrangement pursuant which either party may obtain a nonexclusive license to certain intellectual property rights related to monoclonal antibodies held by the other party. Under the arrangement, the Company received a $6.0 million non-refundable signing and licensing fee recognized as revenue and $1.0 million in expenses in 1998. In 1998, Genentech exercised its rights to obtain a license under the arrangement and entered into a nonexclusive license agreement for Herceptin[R] pursuant to which the Company recognized an additional $1.0 million in income. The license for Herceptin also includes the payment of royalties to the Company based on product sales.

Since November 1996, PDL has entered into thirteen patent licensing agreements, including agreements with Sankyo Co., Ltd., Biogen, Inc., IDEC Pharmaceuticals Corporation, MedImmune, Inc. NeoRx Corporation, Elan Corporation, Tanox Biosystems, Inc., and
Medarex, Inc. relating to antibodies humanized by or for those companies. In each agreement, PDL granted a worldwide, nonexclusive license under its humanized antibody patents to the other company for an antibody to a specific target antigen. In each case, PDL received a licensing and signing fee and the right to receive royalties on net sales of licensed products. Under some of these agreements, PDL could also receive milestone payments. The Company recognized a total of $11.4 million in 1998, $5.4 million in 1997 and $1.0 million in 1996 under the Genentech arrangement and other patent licensing agreements during these periods.


3.    Other Accrued Liabilities

At December 31, other accrued liabilities consisted of the following:
   (In thousands)
                                                     1998          1997
                                                 ------------- -------------
   Employee stock purchase plan                          $443          $379
   Clinical trials                                      1,293         1,434
   Accrued rent                                            21           256
   Construction payable                                 1,307            --
   Other accrued liabilities                            1,820         1,577
                                                 ------------- -------------
                                                       $4,884        $3,646
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

4.    Commitments

The Company occupies or is responsible for leased facilities under agreements that expire in 1998, 2000 and 2004 and 2010. The Company also has leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $2.5 miiilon, $1.7 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998 the total future minimum non-cancelable payments under these agreements are approximately as follows:
(In thousands)
   1999                                                $2,926
   2000                                                 2,785
   2001                                                 1,893
   2002                                                 1,935
   2003                                                 1,897
   Thereafter                                          11,462
                                                 -------------
                                                      $22,898
                                                 =============

In September 1998, the Company began to relocate its headquarters and research and development facilities to new buildings in Fremont, California and invested approximately $12.2 million in 1998 in order to make the buildings suitable for its operations.
Lease commitments under this arrangement are included above.

Effective in June 1997, the Company entered into a Sponsored
Research Agreement with Stanford University ("Stanford") to provide aggregate funding and equipment support of up to $3 million over a period of 3 years for the laboratory of Stanley Falkow, Ph.D. In 1998, the Company provided approximately $0.6 million in funding as compared to approximately $1.0 million in funding and equipment support in 1997 under this commitment. Dr. Falkow resigned as a member of the Board of Directors in September 1998 in connection with his becoming an employee and assuming a more extensive role with the Company in certain ongoing research programs. Dr. Falkow is currently on leave of absence at Stanford as he makes the transition to more extensive efforts at the Company. The funding arrangement provides the Company with certain exclusive rights to intellectual property resulting from the research efforts in Dr. Falkow's laboratory at Stanford during the funding period. The amount of annual funding from the Company is subject to reduction in the event that Dr. Falkow obtains other grants or financial support for his laboratory. The agreement further provides that the Company may terminate the funding arrangement upon 90 days written notice.

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

The following is a summary of available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.
(In thousands)
                                  Available-for-Sale Securities
                     -------------------------------------------------------
                                       Gross         Gross       Estimated
                                    Unrealized    Unrealized       Fair
                         Cost          Gains        Losses         Value
                     ------------- ------------- ------------- -------------
December 31, 1998

Securities of the
 U.S. Government and
 its agencies            $115,373          $232          ($99)     $115,506
 U.S. corporate
 securities                13,922            27            (1)       13,948
                     ------------- ------------- ------------- -------------
                         $129,295          $259         ($100)     $129,454
                     ============= ============= ============= =============

December 31, 1997

Securities of the
 U.S. Government and
 its agencies            $139,815          $589          ($15)     $140,389
Mortgage-backed
 securities                14,000            --            --        14,000
                     ------------- ------------- ------------- -------------
                         $153,815          $589          ($15)     $154,389
                     ============= ============= ============= =============

During 1998 and 1997, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in each of these years were held to maturity. The remaining contractual period until maturity of short-term and long-term investments generally range from 1 to 9 months, and 28 to 36 months, respectively.

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

1991 Stock Option Plan

In December 1991, the Board of Directors adopted the 1991 Stock
Option Plan (the "Option Plan"). As of December 31, 1998, the Company has 4,000,000 shares of common stock reserved for the grant of options under the Option Plan of which 658,376 shares are available for grant.

At December 31, 1998, options to purchase 1,154,089 shares were exercisable at prices ranging from $6.25 to $43.75. Options granted under the Option Plan generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years in the case of employees, and ratably over two or five years in the case of advisors and consultants.

1992 Outside Directors' Stock Option Plan

In February 1992 the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "Directors' Plan"). The Company has reserved 200,000 shares of common stock for the grant of options under the Directors' Plan. Through December 31, 1998, the Company granted options to purchase 165,000 shares at exercise prices ranging from $7.25 to $38.75 per share, of which 45,500 were exercisable at December 31, 1998. Options granted pursuant to the Directors' Plan vest ratably over five years. A total of 25,000 options were exercised through December 31, 1998.

1993 Employee Stock Purchase Plan

In February 1993, the Board of Directors adopted the 1993
Employee Stock Purchase Plan (the "Employee Purchase Plan"). The Company has reserved 300,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan. Eligibility to participate in the Employee Purchase Plan is essentially limited to full time employees of the Company who own less than 5% of the outstanding shares of the Company. Under the Employee Purchase Plan, eligible employees can purchase shares of the Company's common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 1998, an aggregate of 32,287 shares was purchased by employees under the Employee Purchase Plan at prices ranging from $20.48 to $23.27 per share.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for stock-based awards to employees, consultants and directors under the Option Plan and Directors' Plan because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standard 123 "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share in 1998, 1997 and 1996 has been determined as if the Company had accounted for its stock-based awards under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income and earnings per share on a pro forma basis disclosed for 1998, 1997 and 1996 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because 1998, 1997 and 1996 pro forma results include the impact of only four years, three years and two years, respectively, of options vesting, while subsequent years will include additional years of vesting. The 1997 pro forma net loss excludes the $11.9 million non-cash special charge related to the extension of all stock options granted prior to February 1995 except stock options granted to one non-employee director (See Note 9). The special charge represents the intrinsic value of the modified options calculated in accordance with APB 25. Under FAS 123, only the additional compensation cost related to the time value of the modified options is included in pro forma net losses.

(In thousands, except per share data)
                         1998          1997          1996
                     ------------- ------------- -------------
Net loss:
  As reported             ($9,502)     ($23,875)     ($11,796)
  Pro forma              ($17,626)     ($17,727)     ($14,399)

Loss per share:
  As reported              ($0.51)       ($1.35)       ($0.76)
  Pro forma                ($0.95)       ($1.00)       ($0.92)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: (a) no dividends; (b) expected volatility of 75% for 1998 and 55% for prior years; (c) weighted-average risk-free interest rates of
 5.45%, 6.22% and 5.93%; and (d) expected lives of 5 years.


A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending those dates is presented below.

                                         1998                 1997                 1996
                                  -------------------- -------------------- ---------------------
                                             Weighted             Weighted              Weighted
                                              Average              Average              Average
(In thousands, except exercise               Exercise             Exercise              Exercise
prices)                             Shares     Price     Shares     Price     Shares     Price
--------------------------------- ---------- --------- ---------- --------- ---------- ----------
Outstanding at beginning of year      2,100    $22.25      1,941    $18.44      1,756     $15.61
    Granted                             803     32.70        448     36.25        608      24.90
    Exercised                          (215)    15.06       (237)    17.16       (309)     13.23
    Forfeited                          (200)    26.48        (52)    23.66       (114)     21.32
                                  ----------           ----------           ----------
Outstanding at end of year            2,488     25.90      2,100     22.25      1,941      18.44
                                  ==========           ==========           ==========
Weighted average fair value of
  options granted during the year              $21.23               $21.33                $14.23
                                             =========            =========            ==========

Exercisable at end of year                      1,200                  998                   775
                                             =========            =========            ==========

     The following information applies to all stock options under the Company's stock option plans at December 31, 1998:

 (In thousands, except exercise prices and remaining contractual life data)
                          Options Outstanding              Options Exercisable
                  ------------------------------------  ------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
    Range of         Number    Contractual  Exercise       Number     Exercise
 Exercise Prices  Outstanding  Life (years)   Price     Exercisable     Price
----------------- ------------ ----------- -----------  ------------ -----------
$ 6.25 - $10.50           108        3.63       $7.94           108       $7.94
$12.13 - $18.13           700        5.49       16.02           651       15.92
$19.06 - $29.25           794        8.28       23.11           307       24.04
$31.50 - $43.75           886        9.09       38.40           134       36.50
                  ------------                          ------------
                        2,488                  $25.90         1,200      $19.58
                  ============                          ============

7.      Income Taxes

As of December 31, 1998 the Company had federal and state net operating loss carryforwards of approximately $54.7 million and $4.1 million, respectively. Federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2018, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31 are as follows:

(In thousands)
                                                       1998       1997
                                                     ---------  ---------
 Deferred tax assets:
    Net operating loss carryforwards                  $18,800    $15,700
    Research credits                                    5,600      3,400
    Deferred revenue                                      900        600
    Capitalized research and development                3,800      3,300
    Special stock option charge                            --      4,700
    Other                                                (100)       400
                                                     ---------  ---------
 Total deferred tax assets                             29,000     28,100
 Valuation allowance for deferred tax asset           (29,000)   (28,100)
                                                     ---------  ---------
 Net deferred tax assets                             $     --   $     --
                                                     =========  =========

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.0 million during the year ended December 31, 1997.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8.      Legal Proceedings

The Company is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to its European patent relating to humanized antibodies. Eighteen oppositions were filed with respect to the issuance of the patent to the Company in January 1996. The opposition briefs argue that the patent was incorrectly granted and should be withdrawn or limited. See "Business -- Patents and Proprietary Technology" and "Risk Factors -- Uncertainty of Patents and Proprietary Technology; Opposition Proceedings." The Company has submitted its response to the briefs filed by these parties. The Company has recently entered into a similar opposition period proceeding being conducted by the Japanese Patent Office with respect to the Company's recently issued Japanese patent relating to humanized antibodies. The time to file oppositions in this proceeding has not yet expired but the Company expects opposition briefs to be filed with respect to the issuance of the Japanese patent to the Company in December 1998.

The Company believes that the outcome of these opposition proceedings will not have a material adverse effect on the financial position, results of operations or the cash flows of the Company. However, if such outcomes were to be unfavorable, the Company's ability to collect royalties on licensed products and to license its patents relating to humanized antibodies may be materially adversely affected which could in the future have a material adverse effect on the Company's results of operations, cash flows and financial position.

In 1997, Boehringer Mannheim invoked the dispute resolution provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the terminated Phase II study of Ostavir for the treatment of chronic active hepatitis B initiated by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in early 1997. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the event certain conditions are met with respect to that study. In March 1998, Roche acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. Other than such legal proceeding, the Company is not a party to any material legal proceedings.

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




Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders Protein Design Labs, Inc.

We have audited the accompanying balance sheets of Protein Design
Labs, Inc., as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Design Labs, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 1999


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable.

PART III

        Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated by reference.

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

Item
                                                     Page


Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Report of Ernst & Young LLP, Independent Auditors


(2) All financial statement schedules are omitted because the information is inapplicable or presented in the Financial Statements or notes.



(3) The items listed on the Index to Exhibits on page __ are incorporated herein by reference.

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

                                       PROTEIN DESIGN LABS, INC.
                                       (Registrant)

                                       By:       /s/ LAURENCE JAY KORN
                                              -------------------------------
                                              Laurence Jay Korn,
                                              Chief Executive Officer
                                              and Chairperson of the Board
                                              of Directors


                                                      March 30, 1999
                                              --------------------------------
                                                           Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
--------------------------  -------------------------------------  -------------
   /s/ LAURENCE JAY KORN    Chief Executive Officer and            March 30, 1999
--------------------------  Chairperson of the Board of Directors
(Laurence Jay Korn)         (Principal Executive Officer)


   /s/ JON S. SAXE          President and Director                 March 30, 1999
--------------------------
(Jon S. Saxe)               (Principal Accounting Officer)


   /s/ CARY L. QUEEN        Director                               March 30, 1999
--------------------------
(Cary L. Queen)


   /s/ GEORGE M. GOULD      Director                               March 30, 1999
--------------------------
(George M. Gould)


   /s/ MAX LINK             Director                               March 30, 1999
--------------------------
(Max Link)



                           INDEX TO EXHIBITS

      Exhibit
      Number             Exhibit Title

        3.1
Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993.)

        3.2
Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-
Kfiled March 31, 1995.)

        4.1
Registration Rights Agreement between the Company and certain holders of Preferred Stock and Common Stock, dated August 21, 1986.
(Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        4.2
Amendment to Registration Rights Agreement between the Company and certain holders of Preferred Stock and Common Stock, dated March 16, 1989. (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        4.3
Registration Rights Agreement between the Company and Hoffmann-La
Roche Inc., dated March 16, 1989.  (Incorporated by reference to
Exhibit 4.3 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        4.4
Standstill Agreement between the Company and Hoffmann-La Roche Inc., dated March 16, 1989. (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

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

        *10.1
1991 Stock Option Plan, as amended on October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreements. (Incorporated by reference to
Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996.)

        *10.2
Founder Stock Purchase Agreement between the Company and Dr. Laurence Jay Korn, dated August 21, 1986. (Incorporated by reference to
Exhibit 10.3 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        *10.3
Founder Stock Purchase Agreement between the Company and Dr. Cary
Queen,  dated January 1, 1987.  (Incorporated by reference to Exhibit
10.4 to Registration Statement No. 33-44562 effective January 28,
1992, as amended.)

        *10.4
1986 Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        *10.5
Forms of Stock Purchase Agreement under the 1986 Stock Purchase Plan. (Incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        *10.6
Outside Directors Stock Option Plan, together with form of
Nonqualified Stock Option Agreements. (Incorporated by reference to
Exhibit 10.31 to Annual Report on Form 10-K filed March 31, 1993.)

        *10.7
1993 Employee Stock Purchase Plan.  (Incorporated by reference to
Exhibit 10.32  to Annual Report on Form 10-K filed March 31, 1993.)

        *10.8
Letter Agreement between the Company and Saxe Associates, dated June 14, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to
Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 1994.)

        10.9
Lease Agreement between the Company and Charleston Properties, a
California general partnership, dated December 22, 1989. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

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

        10.13
License Agreement between the Company and the National Technical Information Service effective as of October 31, 1988 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        10.14
License Agreement between the Company and Hoffmann-La Roche Inc.
effective January 31, 1989 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

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

        10.17
Software License Agreement among the Company, Molecular Applications Group and Michael Levitt effective September 1, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        10.18
Development and License Agreement between the Company and Yamanouchi Pharmaceutical Company, Ltd. effective February 12, 1991, as amended on February 12, 1991 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        10.19
Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

        10.20
Stock Purchase Agreement between the Company and certain holders of Preferred Stock and Common Stock dated August 21, 1986. (Incorporated by reference to Exhibit 10.22 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

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

        10.34
Amendment No. 1 to Lease Agreement between the Company and Bio-Shore Holdings, Ltd. dated as of October 17, 1994. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed March 31, 1995.)

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

        10.39
Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, effective as of November 27, 1996. (Incorporated by
Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February
13, 1997.)

        10.40
Amendment No. 2 to Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated January 2, 1997. (Incorporated by Reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 14, 1997.)

        *10.41
Outside Directors Stock Option Plan together with form of nonqualified stock option agreement as amended effective February 6, 1997.
(Incorporated by Reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 14, 1997.)

         10.42
Lease agreement between the Company and John Arrillaga, Trustee or his Successor Trustee, et al. dated February 20, 1997. (Incorporated by Reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 14, 1997.)

        10.43
Industrial Lease Agreement between the Company and Ardenstone LLC, effective as of July 1, 1997. (Incorporated by Reference to Exhibit 10.40 to Quarterly Report on Form 10-Q filed August 14, 1997.)

        10.44
Second Amendment of Lease Agreement between Bio-Shore Holdings, Ltd., and the Company, dated February 25, 1998. (Incorporated by Reference to
Exhibit 10.40 to Annual Report on Form 10-K filed March 31, 1998.)

       10.45
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998.)

        23.1
Consent of Ernst & Young LLP, Independent Auditors.

        27.1
Financial Data Schedule.
____________
    * Management contract or compensatory plan or arrangement