Form 10-Q
period 1999-03-31
PROTEIN DESIGN LABS INC/DE
filed 1999-05-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended March 31, 1999

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

                          Yes [X]              No [ ]


     As of March 31, 1999, there were 18,618,825 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.


INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Statements of Operations
Three months ended March 31, 1999 and 1998

Balance Sheets
March 31, 1999 and December 31, 1998

Statements of Cash Flows
Three months ended March 31, 1999 and 1998

Notes to Unaudited Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - RISK FACTORS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
(In thousands, except net loss per share data)
                                   (unaudited)

                                     Three Months Ended
                                           March 31,
                                    ---------------------
                                        1999       1998
                                    ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $6,462     $1,791
  Interest and other income             2,373      2,444
                                    ---------- ----------
    Total revenues                      8,835      4,235
                                    ---------- ----------
Costs and expenses:
  Research and development              8,280      6,406
  General and administrative            2,445      1,842
                                    ---------- ----------
    Total costs and expenses           10,725      8,248
                                    ---------- ----------
Net loss                              ($1,890)   ($4,013)
                                    ========== ==========
Net loss per share:
  Basic                                ($0.10)    ($0.22)
  Diluted                              ($0.10)    ($0.22)
                                    ========== ==========
Weighted average number of shares:
  Basic                                18,618     18,457
  Diluted                              18,618     18,457
                                    ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
(In thousands, except par value per share)

                                                     March 31,   December 31,
                                                       1999          1998
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                         $27,352      $27,907
     Short-term investments                             14,948       59,233
     Other current assets                                5,436        4,608
                                                   ------------  -----------
      Total current assets                              47,736       91,748
     Property and equipment, net                        22,931       23,016
     Long-term investments                              97,961       56,299
     Other assets                                        1,083          787
                                                   ------------  -----------
                                                      $169,711     $171,850
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $1,474       $1,310
     Accrued compensation                                  989          925
     Accrued clinical trials                             1,225        1,293
     Other accrued liabilities                           1,466        3,591
     Deferred revenue                                    4,025        2,235
                                                   ------------  -----------
      Total current liabilities                          9,179        9,354

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                   --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,619
      and 18,595 issued and outstanding at
      March 31, 1999 and December 31, 1998,
      respectively                                         186          186
     Additional paid-in capital                        231,497      231,035
     Accumulated deficit                               (70,774)     (68,884)
     Unrealized gain on investments                       (377)         159
                                                   ------------  -----------
      Total stockholders' equity                       160,532      162,496
                                                   ------------  -----------
                                                      $169,711     $171,850
                                                   ============  ===========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                       (unaudited)

(In thousands)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                         1999        1998
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($1,890)    ($4,013)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                          857         833
    Other                                                  185         376
  Changes in assets and liabilities:
    Other current assets                                  (827)        (56)
    Accounts payable                                       164          24
    Accrued liabilities                                 (2,131)       (900)
    Deferred revenue                                     1,791       1,963
                                                     ----------  ----------
Total adjustments                                           39       2,240
                                                     ----------  ----------
    Net cash used in operating activities               (1,851)     (1,773)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (59,500)    (41,979)
  Maturities of short- and long-term investments        61,400      57,000
  Capital expenditures                                    (770)       (665)
  (Increase) decrease in other assets                     (296)         16
                                                     ----------  ----------
    Net cash provided by investing activities              834      14,372

Cash flows from financing activities:
  Proceeds from issuance of capital stock                  462       2,732
                                                     ----------  ----------
    Net cash provided by financing activities              462       2,732
                                                     ----------  ----------

Net increase (decrease) in cash and cash equivalents      (555)     15,331

Cash and cash equivalents at beginning of period        27,907       9,266
                                                     ----------  ----------
Cash and cash equivalents at end of period             $27,352     $24,597
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (unaudited)

Summary of Significant Accounting Policies

Organization and Business

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees, and milestone payments and royalties from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

The Company receives royalties on sales of Synagis[TM], Herceptin[R] and Zenapax[R]. Royalty revenues from third party sales of these licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy, are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and the rights certain licensees have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable by the Company under certain licensing arrangements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company undertakes marketing and market planning activities, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

Basis of Presentation and Responsibility for Quarterly Financial
Statements

The balance sheet as of March 31, 1999 and the statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1998. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

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

Cash and cash equivalents for the period ended March 31, 1999 increased primarily as a result of maturities of short-term and the redemption of certain long-term investments. The changes in short- and long-term investments were the result of reinvestment of these maturing and redeemed securities into investments with maturities longer than twelve months.



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

Net Income Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic net earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the periods presented and excludesed the dilutive effect of stock options. If the Company had a net loss position for the applicable period, as is the case for the three month periods ended March 31, 1999 and 1998, FAS 128 specifies that the Company shall not include the effect of stock options outstanding for the applicable period as the effect would be antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented below:

(In thousands, except basic and diluted net loss per share)

                                     Three Months Ended
                                          March 31,
                                    ---------------------
                                         1999       1998
                                    ---------- ----------
Numerator:
 Net loss                             $(1,890)  $(4,013)
                                    ========== ==========

Denominator:
 Basic net loss per share -
  weighted-average shares              18,618    18,457

 Dilutive potential common shares:
  Stock Options                           --        --
                                    ---------- ----------

Denominator for diluted net
 loss per share                        18,618    18,457
                                    ========== ==========

Basic net loss per share               $(0.10)   $(0.22)
                                    ========== ==========
Diluted net loss per share             $(0.10)   $(0.22)
                                    ========== ==========


Comprehensive Income

In accordance with Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income," ("FAS 130"), the Company is required to display comprehensive income and its components as part of the Company's complete set of financial statements. The measurement and presentation of net loss did not change. Comprehensive income is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS 130 requires unrealized gains and losses on the Company's holdings of available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. For the three month periods ended March 31, 1999 and 1998, total comprehensive loss amounted to $2.4 million and $4.2 million, respectively.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is not required to be adopted until 2000. However, the Company has reviewed FAS 133 and because it does not use derivatives, the adoption of FAS 133 is not expected to effect the results of operations or the financial position of the Company.

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

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir[TM] for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche Holding Ltd acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the event certain conditions are met with respect to that study.

Other Accrued Liabilities

Other accrued liabilities decreased from December 31, 1998 infor the period ended March 31, 1999 primarily as a result of payments of approximately $1.3 million for capital expenditures related to the Company's new Fremont, California facilities.

Deferred Revenue

Deferred revenue increased from December 31, 1998 infor the period ended March 31, 1999 primarily as a result of research and development funding of $2.4 million received in advance of the performance of the research.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31,
1998.

OVERVIEW

Since the Company's founding in 1986, a primary focus of its operations has been research and development. Achievement of successful research and development and commercialization of products derived from such efforts is subject to high levels of risk and significant resource commitments. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next few years as it continues to develop its proprietary products, devote significant resources to preclinical studies, clinical trials, and manufacturing and to defend its patents and other proprietary rights. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees, and milestone payments and royalties from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.


The Company receives royalties on sales of Synagis[TM], Herceptin[R] and Zenapax[R]. Royalty revenues from third party sales of these licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy, are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and the rights certain licensees have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable by the Company under certain licensing arrangements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

The Company's total revenues for the three months ended March 31, 1999 were $8.8 million as compared to $4.2 million in the first quarter of 1998. Total revenues recognized under agreements with third parties were $6.5 million in the first quarter of 1999 compared to $1.8 million in the comparable period in 1998. Interest and other income was approximately $2.4 million in each of the first quarters of 1999 and 1998.

Revenues under agreements with third parties of $6.5 million for the three months ended March 31, 1999 consisted principally of a $3.0 million non-refundable, non-creditable signing and licensing fee from BioNet Pharma GmbH ("BioNet") for rights to the SMART[TM] Anti-L-Selectin Antibody in Europe, the Middle East and Africa, royalties and research and development reimbursement funding. In the first quarter of 1998, revenues of $1.8 million under agreements with third parties consisted principally of milestone payments earned under licensing agreements and research and development reimbursement funding.

Total costs and expenses for the three months ended March 31, 1999 increased to $10.7 million from $8.2 million in the comparable period in 1998. The increase in costs and expenses was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended March 31, 1999 increased to $8.3 million from $6.4 million in the comparable period in 1998. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials, costs of conducting preclinical tests and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended
March 31, 1999 increased to $2.4 million from $1.8 million in the comparable period in 1998. These increases were primarily the result of increased staffing and associated expenses to manage and support the Company's expanding operations and payments of third party royalties due on sales of Zenapax.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At March 31, 1999, the Company had cash, cash equivalents and investments in the aggregate of $140.3 million, compared to $143.4 million at December 31, 1998. Cash and cash equivalents and investments for the period do not include the $3.0 million non-refundable, non-creditable signing and licensing fee from BioNet received in May 1999.

In 1997, Boehringer Mannheim GmbH ("Boehringer Mannheim") invoked the dispute resolution provisions under its collaborative research agreement with the Company to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir for the treatment of chronic hepatitis B ("CHB") then being conducted by Boehringer Mannheim as well as certain legal expenses related to Boehringer Mannheim's participation in the Company's public offering in the first quarter of 1997. In March 1998, Roche Holding Ltd acquired Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter. The collaborative research agreement with Boehringer Mannheim provides for reimbursement from PDL of costs and expenses of up to $2.0 million for a Phase II study of Ostavir in the event certain conditions are met with respect to that study.

As set forth in the Statements of Cash Flows, net cash used in operating activities was $1.9 million for the three months ended March 31, 1999 compared to $1.8 million in the same period in 1998.

As set forth in the Statements of Cash Flows, net cash provided by investing activities for the three months ended March 31, 1999 was $0.8 million. Net Cash provided by investing activities for the comparable period in 1998 was $14.3 million resulting primarily from the maturities of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for each of the three months ended March 31, 1999 and 1998 was $0.5 million and $2.7 million, respectively, in each period resulting primarily from the exercise of outstanding stock options. Net cash provided by financing activities for the comparable period in 1998 was $2.7 million. The 1998 amount resulted primarily from exercise of outstanding stock options.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis, Herceptin and Zenapax; the ability of the Company to enter into additional collaborative, humanization and patent licensing arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's licensees to obtain regulatory approval and successfully manufacture and market products licensed under the Company's patents; the continued or additional support by collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing facilities and methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative arrangementsagreements; the continued development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2001.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of March 31, 1999, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.





















ITEM 5.  OTHER INFORMATION - RISK FACTORS

RISK FACTORS

This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth in this document and in the discussion captioned "Risk Factors" in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of March 31, 1999, the Company had an accumulated deficit of approximately $70.8 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees, milestone payments and royalties from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. Further, royalty revenues are unpredictable as they are dependent upon numerous factors, including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and rights certain licensees may have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable under licensing arrangements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses. For example, revenues in the first quarter of 1999 included a $3.0 million non-refundable, non-creditable licensing and signing fee from BioNet Pharma GmbH ("BioNet"). In the absence of similar substantial non-recurring revenues or significant royalty revenues in any future period, there can be no assurance that the Company will sustain or increase the level of revenues in any future quarters from those reported in the first quarter of 1999.

Hoffmann-La Roche Inc. and its affiliates ("Roche") have received regulatory approval to distribute Zenapax in the U.S. and certain other countries. Zenapax, a product created by the Company, is licensed exclusively to Roche. The Company has also entered into nonexclusive patent license agreements covering Synagis[TM], a product developed by MedImmune, Inc., and Herceptin[R], a product developed by Genentech, Inc. The Company recognizes royalty revenues when royalty reports are received from its collaborative partners, including Roche. With respect to royalties based on revenue from sales of Zenapax by Roche, royalties based on U.S. sales are reported to the Company on a quarterly basis and royalties based on sales outside of the U.S. are reported on a semi-annual basis. With respect to royalties on sales of Synagis and Herceptin, royalty reports are due in the quarter following the quarter in which sales occur or are reported by sublicensees, as the case may be. Each of these licensees has certain rights to partially offset certain payments previously made to the Company or paid to third parties. For example, Roche has a right to partially offset certain third party royalties, patent reimbursement expenses and previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company records revenue when reports are received from its licensees. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees, payments for manufacturing services and milestones under new and existing collaborative, humanization, patent licensing and clinical supply agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

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

Dependence On Licensees With Respect to Marketed Products. The
Company is dependent upon the development and marketing efforts of its licensees with respect to products for which the Company may receive royalties. For example, in 1998, the Company began receiving royalties from sales of Zenapax, a product exclusively licensed to Roche. The Company's royalties on Zenapax depend upon the efforts of Roche and there can be no assurance that Roche's development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in various countries throughout the world and how rapidly it might be adopted by the medical community. Moreover, Simulect[R], a product competitive with Zenapax, is marketed in the U.S. and other countries and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available competitive products. In addition, there can be no assurance that other independently developed products of Roche, including CellCept[R], or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to marketing and sales support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed. In addition, Zenapax is being tested in certain early stage clinical trials in autoimmune indications. There can be no assurance that clinical development in autoimmune indications will continue or, that even if the further clinical development is pursued, that Zenapax will be shown to be safe and efficacious, or that the clinical trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

The Company has also entered into non-exclusive patent licensing arrangements for Synagis and Herceptin. The Company is dependent upon the further development, regulatory and marketing efforts of its licensees with respect to these products and there can be no assurance that the development, regulatory and marketing efforts of these licensees will be successful, including, without limitation, if and when regulatory approvals in various countries may be obtained and whether or how quickly these products might be adopted by the medical community.

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

The Company's humanization patent issued by the EPO applies in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO (but not PTO) procedures provided for an opposition period in which other parties submitted arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to the Company's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company submitted its response to the briefs filed by these parties and a preliminary view from the EPO was recently received on May 12, 1999. The preliminary view represents the initial non-binding statement from the EPO with respect to the issued European patent and does not represent the final determination concerning the patent. Complex preliminary views are common in EPO proceedings, and are intended to set an agenda for discussion at the oral hearing. The final determination from the EPO is expected to occur at an oral hearing currently scheduled to take place in March 2000. At or following the oral hearing, the Company expects that the European patent will either be maintained in full, maintained in an amended version or revoked. Any of the parties to the opposition may appeal a decision to a board of appeals within the EPO. Such an appeal can take 2 or more years to be resolved.

The preliminary view from the EPO raises significant questions regarding the validity of the European patent, which, if not satisfactorily responded to by the Company in the oral hearing, could result in revocation of certain claims or the entire European patent. If the key claims in the European patent are revoked following the oral hearing and the Company's other humanization patents do not provide sufficient coverage of certain products licensed under the Company's patents, then the Company's ability to collect royalties on European sales of existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which would have a material adverse affect on the business and financial condition of the Company. The Company is currently reviewing the preliminary view with counsel in preparation for the scheduled oral hearing. Although the entire opposition process, including appeals, may take several years to complete, and although the European patent remains issued and any revocation of the European patent is suspended during the appeals process, the validity of the European patent will be at issue, which may limit the Company's ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this patent. In addition, the Company may need to initiate formal legal actions, if permissible, in order to enforce its rights under its various humanization patents, including the European patent, and there can be no assurance that the Company will successfully enforce its rights under the European or similar U.S. and Japanese patents of the Company.

A 6-month opposition period has also begun with respect to the Company's humanization patent issued in Japan in late 1998. Similar to the process in Europe, third parties have the opportunity to file their opposition to the issuance of the JPO patent. The Company intends to vigorously defend the European patent and, if necessary, the Japanese patent and U.S. patents; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European or Japanese opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial condition of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

In addition, if the claims of the U.S. Adair Patent or any related patent applications conflict with claims in the Company's U.S. patents or patent applications, there can be no assurance that an interference would not be declared by the PTO, which could take several years to resolve and could involve significant expense to the Company. Also, such conflict could prevent issuance of additional patents to the Company relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of the Company's patents, if issued. Moreover, uncertainty as to the validity or scope of patents issued to the Company relating generally to humanization of antibodies may limit the Company's ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

The Company is also aware of an issued U.S. patent assigned to Stanford University and Columbia University to which the Company does not have a license, which may cover a process the Company uses to produce its potential products. The Company has been advised that an exclusive license has been previously granted to a third party under this patent. If it were determined that the Company's processes were covered by such patent, the Company might be required to obtain a license under such patent or to significantly alter its processes or products, if necessary to manufacture or import its products in the U.S. There can be no assurance that the Company would be able to successfully alter its processes or products to avoid infringing such patent or to obtain such a license on commercially reasonable terms, if at all, and the failure to do so could have a material adverse effect on the business and financial condition of the Company. Moreover, any alteration of processes or products to avoid infringing the patent could result in a significant delay in achieving regulatory approval with respect to the products affected by such alterations.

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

The Company may at times elect to aggressively enter potential products into Phase I/II trials to determine preliminary safety and efficacy in specific indications. In addition, in certain cases the Company has commenced clinical trials without conducting preclinical animal testing where an appropriate animal model does not exist. Similarly, the Company or its partners at times will conduct potentially pivotal Phase II/III or Phase III trials based on limited Phase I or Phase I/II data. As a result of these and other factors, the Company anticipates that only some of its potential products will show safety and efficacy in clinical trials and that the number of products that fail to show safety and efficacy may be significant.

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

The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. For example, Boehringer Mannheim GmbH ("Boehringer Mannheim") and the Company from time to time had differences with respect to the clinical development of certain products licensed by the Company to Boehringer Mannheim under a collaborative agreement. In December 1997, as a result of Boehringer Mannheim's internal review of products licensed from the Company, product rights to the Human Anti-Hepatitis B Antibody ("Ostavir") were returned to the Company. In March 1998, Roche acquired Corange Limited ("Corange"), the parent company of Boehringer Mannheim. Roche's review of the products acquired from Boehringer Mannheim resulted in a decision to return the SMART Anti-L-Selectin Antibody and an antibody directed against an undisclosed cardiovascular target to the Company effective as of December 31, 1998. Although the Company has licensed certain rights to the SMART Anti-L-Selectin Antibody to BioNet in order to continue its development, the development of this compound has been delayed as a result of the review and return of the product by Roche. Moreover, the development of the other compound returned by Roche has been delayed significantly and there can be no assurance that the Company will continue or initiate further development efforts with this compound. In addition, Roche acquired 1,682,877 shares of the Company's common stock held by Corange which are no longer subject to contractual limitations on disposition other than certain restrictions on transfers of significant blocks of stock. Further, Boehringer Mannheim has invoked the dispute resolution provisions under its collaborative research agreement to address the reimbursement of up to $2.0 million for the Phase II study of Ostavir for the treatment of chronic hepatitis B ("CHB") conducted by Boehringer Mannheim. The Company is unable to predict the outcome of this proceeding but in any event has estimated and recorded a liability with respect to this matter.

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

Absence Of Manufacturing Experience. Of the products developed by the Company which are currently in clinical development, Roche is responsible for manufacturing Zenapax and the Company is responsible for manufacturing the Company's other products for its own development. The Company currently leases approximately 47,000 square feet housing its manufacturing facilities in Plymouth, Minnesota. The Company intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, the Company has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

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

Uncertainties Resulting From Manufacturing Changes. Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. When certain changes are made in the manufacturing process, it is necessary to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced, if results of prior preclinical studies and clinical trials performed using the previously produced drug material are to be relied upon in regulatory filings. Such changes could include, for example, changing the cell line used to produce the antibody, changing the fermentation or purification process or moving the production process to a new manufacturing plant. Depending upon the type and degree of differences between the newer and older drug material, various studies could be required to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material, possibly requiring additional animal studies or human clinical trials. Manufacturing changes have been made or are likely to be made for the production of the Company's products currently in clinical development, in particular the SMART M195 and SMART Anti-CD3 Antibodies. There can be no assurance that such changes will not result in delays in development or regulatory approvals or, if occurring after regulatory approval, in reduction or interruption of commercial sales. In addition, manufacturing changes to its manufacturing facility may require the Company to shut down production for a period of time. There can be no assurance that the Company will be able to reinitiate production in a timely manner, if at all, following such shutdown. Delays as a result of manufacturing changes or shutdown of the manufacturing facility could have an adverse effect on the competitive position of those products and could have a material adverse effect on the business and financial condition of the Company.

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

Potential Volatility Of Stock Price. The market for the Company's securities is volatile and investment in these securities involves substantial risk. The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as disappointing sales of approved products, approval or introduction of competing products and technologies, results of clinical trials, delays in manufacturing or clinical trial plans, fluctuations in the Company's operating results, disputes or disagreements with collaborative partners, unfavorable news or information resulting in the reduction in value of significant intellectual property assets, market reaction to announcements by other biotechnology or pharmaceutical companies, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, initiation, termination or modification of agreements with collaborative partners, failures or unexpected delays in manufacturing or in obtaining regulatory approvals or FDA advisory panel recommendations, developments or disputes as to patent or other proprietary rights, loss of key personnel, litigation, public concern as to the safety of drugs developed by the Company, regulatory developments in either the U.S. or foreign countries (such as opinions, recommendations or statements by the FDA or FDA advisory panels, health care reform measures or proposals), market acceptance of products developed and marketed by the Company's collaborators, sales of the Company's common stock held by collaborative partners or insiders and general market conditions could result in the Company's failure to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail with respect to the Company's business, the price of the Company's common stock would likely drop significantly. In the past, following significant drops in the price of a company's common stock, securities class action litigation has often been instituted against such a company. Such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and financial condition.









ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None


(b)     No Reports on Form 8-K were filed during the quarter ended March
31, 1999.







































SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:  May 14, 1999





                                                  PROTEIN DESIGN LABS, INC.
                                                     (Registrant)




                                                  Laurence Jay Korn
                                                  Chief Executive Officer,
                                                  Chairperson of the
                                                  Board of Directors
                                                  (Principal Executive Officer)



                                                  Jon Saxe
                                                  Senior Adviser to the Chief
                                                  Executive Officer
                                                  (Chief Accounting Officer)