Form 10-Q
period 1999-06-30
PROTEIN DESIGN LABS INC/DE
filed 1999-08-16
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1999

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

                          Yes [X]              No [ ]


     As of June 30, 1999, there were 18,640,090 shares of the Registrant's Common Stock outstanding.

                              PROTEIN DESIGN LABS, INC.


                                        INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   Statements of Operations
       Three months ended June 30, 1999 and 1998
       Six months ended June 30, 1999 and 1998

   Balance Sheets
       June 30, 1999 and December 31, 1998

   Statements of Cash Flows
       Six months ended June 30, 1999 and 1998

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                            STATEMENTS OF OPERATIONS
                   (In thousands, except net loss per share data)
                                   (unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                    --------------------- ---------------------
                                         1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $6,039     $5,873    $12,501     $7,665
  Interest and other income             2,249      2,485      4,623      4,929
                                    ---------- ---------- ---------- ----------
    Total revenues                      8,288      8,358     17,124     12,594
                                    ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development              8,513      7,327     16,793     13,734
  General and administrative            2,450      1,959      4,895      3,801
                                    ---------- ---------- ---------- ----------
    Total costs and expenses           10,963      9,286     21,688     17,535
                                    ---------- ---------- ---------- ----------
Net loss                              ($2,675)     ($928)   ($4,564)   ($4,941)
                                    ========== ========== ========== ==========
Net loss per share:
  Basic                                ($0.14)    ($0.05)    ($0.25)    ($0.27)
  Diluted                              ($0.14)    ($0.05)    ($0.25)    ($0.27)
                                    ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                18,625     18,516     18,622     18,487
  Diluted                              18,625     18,516     18,622     18,487
                                    ========== ========== ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                                 BALANCE SHEETS
                   (In thousands, except par value per share)

                                                      June 30,   December 31,
                                                       1999          1998
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                         $14,191      $27,907
     Short-term investments                             11,675       59,233
     Other current assets                                3,184        4,608
                                                   ------------  -----------
      Total current assets                              29,050       91,748
     Property and equipment, net                        22,603       23,016
     Long-term investments                             114,052       56,299
     Other assets                                          970          787
                                                   ------------  -----------
                                                      $166,675     $171,850
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                   $1,315       $1,310
     Accrued compensation                                1,007          925
     Accrued clinical trials                             1,746        1,293
     Other accrued liabilities                           1,467        3,591
     Deferred revenue                                    3,860        2,235
                                                   ------------  -----------
      Total current liabilities                          9,395        9,354

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                     --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,640
      and 18,595 issued and outstanding at
      June 30, 1999 and December 31, 1998,
      respectively                                         186          186
     Additional paid-in capital                        231,860      231,035
     Accumulated deficit                               (73,448)     (68,884)
     Accumulated other comprehensive income (loss)      (1,318)         159
                                                   ------------  -----------
      Total stockholders' equity                       157,280      162,496
                                                   ------------  -----------
                                                      $166,675     $171,850
                                                   ============  ===========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                                   STATEMENTS OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                       (unaudited)
(In thousands)

                                                         Six Months Ended
                                                              June 30,
                                                     ----------------------
                                                         1999        1998
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($4,564)    ($4,941)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        1,766       1,727
    Other                                                 (316)        (73)
  Changes in assets and liabilities:
    Other current assets                                 1,424      (2,556)
    Accounts payable                                         5        (144)
    Accrued liabilities                                 (1,589)       (462)
    Deferred revenue                                     1,625       1,525
                                                     ----------  ----------
Total adjustments                                        2,915          17
                                                     ----------  ----------
  Net cash used in operating activities                 (1,649)     (4,924)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (81,336)    (61,979)
  Maturities of short- and long-term investments        69,900      76,500
  Capital expenditures                                  (1,598)     (5,084)
  Proceeds from sale of equipment                          325           -
  (Increase) decrease in other assets                     (183)         16
                                                     ----------  ----------
  Net cash provided by (used in) investing activities  (12,892)      9,453

Cash flows from financing activities:
  Proceeds from issuance of capital stock                  825       2,920
                                                     ----------  ----------
  Net cash provided by financing activities                825       2,920
                                                     ----------  ----------

Net increase (decrease) in cash and cash equivalents   (13,716)      7,449

Cash and cash equivalents at beginning of period        27,907       9,266
                                                     ----------  ----------
Cash and cash equivalents at end of period             $14,191     $16,715
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The balance sheet as of June 30, 1999, statements of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 1998. The balance sheet as of December 31, 1998 is derived from audited financial statements. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

Cash Equivalents, Investments and Concentration of Credit Risk

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Included in the "Other" adjustments line item in the Statements of Cash Flows is the accretion of the book value of certain debt securities. The Company places its cash and short-term and long-term investments with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and, by policy, limits the amount of credit exposure in any one financial instrument. To date, the Company has not experienced credit losses on investments in these instruments.

Cash and cash equivalents for the period ended June 30, 1999 decreased primarily as a result of the reinvestment of maturities of short-term investments and the redemption of certain long-term investments. The changes in short- and long-term investments were the result of the reinvestment of these maturing and redeemed securities into investments with maturities longer than twelve months.

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

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented and excludes the dilutive effect of stock options. If the Company had a net loss position for the applicable period, as is the case for the three and six month periods ended June 30, 1999 and 1998, FAS 128 specifies that the Company shall not include the effect of stock options outstanding for the applicable period as the effect would be antidilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:


(In thousands, except basic and diluted net income (loss) per share)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  ---------------------  ---------------------
                                     1999       1998        1999       1998
                                  ---------- ----------  ---------- ----------
Numerator:
 Net income (loss)                  $(2,675)    $(928)      $(4,564)   $(4,941)
                                  ========== ==========   ========== ==========

Denominator:
 Basic net income (loss)
  per share-
  weighted-average shares            18,625    18,516        18,622     18,487

 Dilutive potential common shares:
  Stock Options                         --        --            --         --
                                  ---------- ----------   ---------- ----------
Denominator for diluted net
 income (loss) per share              18,625    18,516        18,622     18,487
                                  ========== ==========   ========== ==========

Basic net income (loss) per share    $(0.14)   $(0.05)       $(0.25)    $(0.27)
                                  ========== ==========   ========== ==========
Diluted net income (loss)
  per share                          $(0.14)   $(0.05)       $(0.25)    $(0.27)
                                  ========== ==========   ========== ==========

Comprehensive Income (Loss)

In accordance with Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income," ("FAS 130"), the Company is required to display comprehensive income (loss) and its components as part of the Company's complete set of financial statements. The measurement and presentation of net loss did not change. Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS 130 requires unrealized gains and losses on the Company's holdings of available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. For the six month periods ended June 30, 1999 and 1998, total comprehensive loss amounted to $6.0 million and $5.1 million, respectively.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is not required to be adopted until 2001. However, the Company has reviewed FAS 133 and because it does not use derivatives, the adoption of FAS 133 is not expected to effect the results of operations or the financial position of the Company.

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

Other Accrued Liabilities

Other accrued liabilities decreased from December 31, 1998 through the period ended June 30, 1999 primarily as a result of payments of approximately $1.3 million for capital expenditures related to the Company's new Fremont, California facilities.

Deferred Revenue

Deferred revenue increased from December 31, 1998 through the period ended June 30, 1999 primarily as a result of research and development funding of $2.4 million received in advance of the performance of the research.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

The Company's total revenues for the three months ended June 30, 1999 were $8.3 million as compared to $8.4 million in the second quarter of 1998. Total revenues recognized under agreements with third parties were $6.0 million in the second quarter of 1999 compared to $5.9 million in the comparable period in 1998. Interest and other income was $2.2 million in the second quarter of 1999 compared to $2.5 million in the comparable period in 1998.

Revenues under agreements with third parties of $6.0 million for the three months ended June 30, 1999 consisted principally of royalties, research and development reimbursement funding, signing and licensing fees and maintenance fees. In the second quarter of 1998, revenues of $5.9 million under agreements with third parties consisted principally of signing and licensing fees, manufacturing services revenues under clinical supply agreements, milestone payments earned under licensing agreements, research and development reimbursement funding and royalties.

Total costs and expenses for the three months ended June 30, 1999 increased to $11.0 million from $9.3 million in the comparable period in 1998. The increase in costs and expenses was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended
June 30, 1999 increased to $8.5 million from $7.3 million in the comparable period in 1998. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended June 30, 1999 increased to $2.5 million from $2.0 million in the comparable period in 1998. These increases were primarily the result of increased staffing and associated expenses to manage and support the Company's expanding operations.

Six Months Ended June 30, 1999 and 1998

The Company's total revenues for the six months ended June 30, 1999 were $17.1 million as compared to $12.6 million for the six months ended June 30, 1998. Total revenues recognized under agreements with third parties were $12.5 million in the six month period of 1999 compared to $7.7 million in the comparable period in 1998. Interest and other income was $4.6 million in the six month period of 1999 compared to $4.9 million in the comparable period in 1998.

Revenues under agreements with third parties of $12.5 million for the six months ended June 30, 1999 consisted principally of royalties, signing, licensing and maintenance fees and research and development reimbursement funding. In the comparable period of 1998, revenues of $7.7 million under agreements with third parties consisted principally of signing and licensing fees, manufacturing services revenues under clinical supply agreements, milestone payments earned under licensing agreements, research and development reimbursement funding and royalties.

Total costs and expenses for the six months ended June 30, 1999 increased to $21.7 million from $17.5 million in the comparable period in 1998. The increase in costs and expenses was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses to manage and support the Company's expanding operations.

Research and development expenses for the six month period ended June
30, 1999 increased to $16.8 million from $13.7 million in the comparable period in 1998. The increase in costs was primarily due to the addition of staff, the continuation of clinical trials and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the six months ended June 30, 1999 increased to $4.9 million from $3.8 million in the comparable period in 1998. These increases were primarily the result of increased staffing and associated expenses to manage and support the Company's expanding operations.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At June 30, 1999, the Company had cash, cash equivalents and investments in the aggregate of $139.9 million, compared to $143.4 million at December 31, 1998.

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

As set forth in the Statements of Cash Flows, net cash used in operating activities was $1.6 million for the six months ended June 30, 1999 compared to $4.9 million in the same period in 1998. This change was primarily the result of changes in other current assets and accrued liabilities.

As set forth in the Statements of Cash Flows, net cash used in investing activities for the six months ended June 30, 1999 was $12.9 million resulting primarily from the reinvestment of maturing investments. Net cash provided by investing activities for the comparable period in 1998 was $9.5 million resulting primarily from the maturities of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for each of the six months ended June 30, 1999 and 1998 was $0.8 million and $2.9 million, respectively, in each period resulting primarily from the exercise of outstanding stock options.

The Company's future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis, Herceptin and Zenapax; the ability of the Company to enter into additional collaborative, humanization and patent licensing arrangements; the progress of the Company's product candidates in clinical trials; the ability of the Company's licensees to obtain regulatory approval and successfully manufacture and market products licensed under the Company's patents; the continued or additional support by collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing facilities and methods and advanced technologies; the ability of the Company to obtain and retain funding from third parties under collaborative arrangements; the continued development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. In order to develop and commercialize its potential products the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The Company believes that existing capital resources will be adequate to satisfy its capital needs through at least 2001.

YEAR 2000 COMPLIANCE

As is true for most companies, the ability of the Company's systems and equipment as well as those of its key suppliers to address the Year 2000 ("Y2K") issue presents a potential risk for the Company. If systems software and/or equipment containing embedded software or controllers do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for the Company exists in two areas: systems used by the Company to run its business and systems used by the Company's suppliers. The Company is currently evaluating its exposure in these two areas and has completed a review of at least 90% of potentially affected systems. The Company has also reviewed, but views as a much less significant risk, claims related to potential warranty or other claims from its collaborative research customers.

Based on a comprehensive assessment recently completed by an outside consultant retained by the Company, the Company believes that its most important information systems, equipment and facilities are Y2K-compliant. To date, the Company has either received software or system upgrades or assurances that Y2K-compliant software will be made available in a manner designed for the Company to timely address the Y2K issue with respect to its key systems.

The outside consultant retained by the Company performed a comprehensive inventory and review of all significant systems and equipment of the Company and is in the process of preparing a contingency plan for any mission critical systems that may present potential Y2K problems.

The Company has established a Y2K committee with responsibility for coordinating awareness and identifying potential Y2K risk areas within the Company. As part of its comprehensive review of potentially affected systems, equipment and facilities, the Company is also reviewing controllers used to perform key functions in its manufacturing facility in Plymouth, Minnesota. At this time, the Company has been advised that the need for remediation or replacement plans for systems and equipment is minimal. For Y2K non-compliance issues identified to date, the cost of upgrade or remediation has not been and is not expected to be material to the Company's operating results. The Company has completed a work and project plan for Company awareness and a detailed assessment and inventory review process corresponding to the five-step General Accounting Office recommended process guidelines. For Y2K compliance, the total out-of-pocket costs expended to date and currently planned budget expenditures are expected to be less than the originally estimated $100,000 amount budgeted. However, if implementation of scheduled replacement systems is significantly delayed, or if any significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

The Company has identified and inquired of most of its critical suppliers and has ongoing inquiries of other suppliers in order to determine whether the operations and the products or services provided by these identified vendors are Y2K-compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of vendors to be Y2K-compliant. In the event that vendors are not compliant, the Company may adjust its purchasing decisions or seek alternative sources of supplies or services. However, many of the Company's vendors have been qualified for regulatory purposes such that qualifying new vendors could involve significant time and resource commitments by the Company. Failure of vendors to be Y2K-compliant remains a possibility and could limit the ability of the Company to manufacture material for clinical studies or timely conduct regulatory compliance programs that would result in a delay in the initiation or continuation of certain planned clinical studies. Significant delays or expenditures due to vendors' failures to become Y2K-compliant could have an adverse impact on the Company's results of operations or financial condition.

With respect to research conducted by the Company in support of its collaborative research customers, many of the systems and software used to support such efforts are new. Where appropriate, the Company has, as a condition to accepting such systems and software, required that the systems be Y2K-compliant.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of June 30, 1999, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 1999 Annual Meeting of Stockholders was held on June 17, 1999 at the Company's principal offices in Fremont, California. Of the 18,618,825 shares of common stock outstanding as of the record date, 15,049,689 shares were present at the meeting or represented by proxies, representing approximately 81% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect two Class I members of the Corporation's Board of Directors as follows:

                 Nominee                  For                Withheld
                ---------                -----              ----------
           George M Gould, Esq.       14,953,299              96,390
           Jon S. Saxe, Esq.          14,954,946              94,743

The stockholders also voted to approve the 1999 Stock Option Plan to provide an available reserve of 925,000 shares of the Company's common stock for the grant of options to employees, directors and consultants as follows:

       For            Against            Abstentions           Non-votes
      -----          --------           -------------         -----------
    11,741,301       3,160,965             55,116                92,307

In addition, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ending December 31, 1999 as follows:

       For            Against            Abstentions
      -----          --------           -------------
    14,993,879         26,905              28,905



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

History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of June 30, 1999, the Company had an accumulated deficit of approximately $73.4 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

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

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate continuing to realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional facilities or manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses. For example, revenues in the first quarter of 1999 included a $3.0 million non-refundable, non-creditable licensing and signing fee from BioNet Pharma GmbH ("BioNet"). Revenues in the second quarter of 1999 did not include any arrangements involving payments to the Company of a similar magnitude. In the absence of substantial non-recurring revenues or significant royalty revenues in any future period, there can be no assurance that the Company's level of revenue in any particular reporting period will be similar to or higher than that reported for the prior corresponding period.

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

The Company's humanization patent issued by the EPO applies in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO (but not PTO) procedures provided for an opposition period in which other parties submitted arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to the Company's European patent were filed during the opposition period, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company submitted its response to the briefs filed by these parties and a preliminary view from the EPO was received in May 1999. The preliminary view represents the initial non-binding statement from the EPO with respect to the issued European patent and does not represent the final determination concerning the patent. Complex preliminary views are common in EPO proceedings, and are intended to set an agenda for discussion at the oral hearing. The final determination from the EPO is expected to occur at an oral hearing currently scheduled to take place in March 2000. At or following the oral hearing, the Company expects that the European patent will either be maintained in full, maintained in an amended version or revoked. Any of the parties to the opposition may appeal a decision to a board of appeals within the EPO. Such an appeal can take 2 or more years to be resolved.

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

A similar opposition period in Japan has recently expired with respect to the Company's humanization patent issued in Japan in late 1998. Similar to the process in Europe, third parties had the opportunity to file their opposition to the issuance of the JPO patent. The Company has been advised that at least one opposition has been filed, although the Company is not yet aware of the identity of the filer(s) or the substance of the opposition filing(s). The Company intends to vigorously defend the European patent and the Japanese patent and, if necessary, the U.S. patents; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European or Japanese opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial condition of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

The Company has no experience in manufacturing commercial quantities of its potential products and currently does not have sufficient capacity to manufacture all of its potential products on a commercial scale. In order to obtain regulatory approvals and to create capacity to produce its products for commercial sale at an acceptable cost, the Company will need to improve and expand its existing manufacturing capabilities, including demonstration to the FDA and corresponding foreign authorities of its ability to manufacture its products using controlled, reproducible processes. The Company has approved plans to improve and expand the capacity of its current manufacturing facility. Such plans, if fully implemented, will result in substantial costs to the Company and will require a suspension of manufacturing operations during construction. There can be no assurance that construction delays will not occur, and any such delays could impair the Company's ability to produce adequate supplies of its potential products for clinical use or commercial sale on a timely basis. Further, there can be no assurance that the Company will successfully improve and expand its manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of its potential products on a timely basis. Failure to do so could delay commercialization of such products and impair their competitive position, which could have a material adverse effect on the business or financial condition of the Company.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits - None


   (b)    No Reports on Form 8-K were filed during the quarter ended
          June 30, 1999.








                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:  August 16, 1999



                                                  PROTEIN DESIGN LABS, INC.
                                                     (Registrant)



                                                  /s/ Laurence Jay Korn
                                                  ---------------------------
                                                  Laurence Jay Korn
                                                  Chief Executive Officer,
                                                  Chairperson of the
                                                  Board of Directors
                                                  (Principal Executive Officer)



                                                  /s/Robert Kirkman
                                                  ---------------------------
                                                  Robert Kirkman
                                                  Vice President, Business
                                                  Development and Corporate
                                                  Communications
                                                  (Principal Accounting Officer)