Form 10-Q
period 1999-09-30
PROTEIN DESIGN LABS INC/DE
filed 1999-11-15
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended September 30, 1999

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

                          Yes [X]              No [ ]


     As of September 30, 1999, there were 18,723,114 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.


INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations
Three months ended September 30, 1999 and 1998 and
Nine months ended September 30, 1999 and 1998

Condensed Consolidated Balance Sheets
September 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1999 and 1998

Notes to Unaudited Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - RISK FACTORS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PROTEIN DESIGN LABS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income (loss) per share data)
                                   (unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                    --------------------- ---------------------
                                         1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $8,401     $9,610    $20,902    $17,274
  Interest and other income             2,172      2,268      6,795      7,198
                                    ---------- ---------- ---------- ----------
    Total revenues                     10,573     11,878     27,697     24,472
                                    ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development              7,944      8,949     24,738     22,683
  General and administrative            2,448      2,240      7,343      6,040
                                    ---------- ---------- ---------- ----------
    Total costs and expenses           10,392     11,189     32,081     28,723
                                    ---------- ---------- ---------- ----------
Net income (loss)                        $181       $689    ($4,384)   ($4,251)
                                    ========== ========== ========== ==========
Net income (loss) per share:
  Basic                                 $0.01      $0.04     ($0.24)    ($0.23)
  Diluted                               $0.01      $0.04     ($0.24)    ($0.23)
                                    ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                18,668     18,545     18,637     18,506
  Diluted                              19,355     18,845     18,637     18,506
                                    ========== ========== ========== ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                   September 30, December 31,
                                                       1999          1998
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                         $14,341      $27,907
     Short-term investments                              6,538       59,233
     Other current assets                                3,000        4,608
                                                   ------------  -----------
      Total current assets                              23,879       91,748
     Property and equipment, net                        37,727       23,016
     Long-term investments                             113,789       56,299
     Other assets                                          550          787
                                                   ------------  -----------
                                                      $175,945     $171,850
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                     $822       $1,310
     Accrued compensation                                1,156          925
     Accrued clinical trials                               203        1,293
     Other accrued liabilities                           1,700        3,591
     Deferred revenue                                    3,169        2,235
     Current portion of long-term debt                     343          --
                                                   ------------  -----------
      Total current liabilities                          7,393        9,354

     Long-term debt                                      9,807          --
                                                   ------------  -----------
 Total liabilities                                      17,200        9,354

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                   --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 18,723
      and 18,595 issued and outstanding at
      September 30, 1999 and December 31, 1998,
      respectively                                         187          186
     Additional paid-in capital                        233,405      231,035
     Accumulated deficit                               (73,269)     (68,884)
     Accumulated other comprehensive income (loss)      (1,578)         159
                                                   ------------  -----------
      Total stockholders' equity                       158,745      162,496
                                                   ------------  -----------
                                                      $175,945     $171,850
                                                   ============  ===========

                             See accompanying notes

                                  PROTEIN DESIGN LABS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                       (unaudited)
(In thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                     ----------------------
                                                         1999        1998
                                                     ----------  ----------
Cash flows from operating activities:
  Net loss                                             ($4,384)    ($4,251)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                        2,667       2,595
    Other                                                 (175)        735
  Changes in assets and liabilities:
    Other current assets                                 1,608      (9,028)
    Accounts payable                                      (488)        700
    Accrued liabilities                                 (2,751)      2,508
    Deferred revenue                                       934       1,125
                                                     ----------  ----------
Total adjustments                                        1,795      (1,365)
                                                     ----------  ----------
  Net cash used in operating activities                 (2,589)     (5,616)

Cash flows from investing activities:
  Purchases of short- and long-term investments        (81,336)    (92,320)
  Maturities of short- and long-term investments        74,900     145,000
  Capital expenditures                                 (17,624)    (14,810)
  Proceeds from sale of equipment                          325          -
  (Increase) decrease in other assets                      237        (114)
                                                     ----------  ----------
  Net cash provided by (used in) investing activities  (23,498)     37,756

Cash flows from financing activities:
  Proceeds from issuance of capital stock                2,371       3,334
  Proceeds from long-term debt                          10,150          -
                                                     ----------  ----------
  Net cash provided by financing activities             12,521       3,334
                                                     ----------  ----------

Net increase (decrease) in cash and cash equivalents   (13,566)     35,474

Cash and cash equivalents at beginning of period        27,907       9,266
                                                     ----------  ----------
Cash and cash equivalents at end of period             $14,341     $44,740
                                                     ==========  ==========

                             See accompanying notes

                            PROTEIN DESIGN LABS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (unaudited)

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

The Company receives royalties on sales of Synagisr, Herceptinr and Zenapaxr. Royalty revenues from third party sales of these licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy, are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and the rights certain licensees have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable by the Company under certain licensing arrangements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not know whether or not it will realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company significantly increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. In particular, the commitment of resources to the development of Zenapax and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which PDL recently obtained development rights, taken together with the continued development of the Company's existing products will require significant additional funds for development. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as the Company undertakes development of Zenapax in autoimmune indications and the humanized anti-IL-4 antibody, as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. During the third quarter of 1999, the Company formed two wholly owned subsidiaries to facilitate the purchase of the Company's Fremont, California facilities. Financial statements are presented on a consolidated basis to include these subsidiaries. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 1998. The balance sheet as of December 31, 1998 is derived from audited financial statements. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

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

Cash and cash equivalents for the period ended September 30, 1999 decreased primarily as a result of the purchases of short-term investments and long-term investments. Long-term investments increased during the period as a result of the Company purchasing investments with maturities longer than twelve months.

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

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share includes the dilutive effect of stock options. If the Company had a net loss position for the applicable period, as is the case for the nine month periods ended September 30, 1999 and 1998, FAS 128 specifies that the Company shall not include the effect of stock options outstanding for the applicable period as the effect would be antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:




                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                  ---------------------  ---------------------
                                     1999       1998        1999       1998
                                  ---------- ----------  ---------- ----------
Numerator:
 Net income (loss)                     $181      $689       $(4,384)   $(4,251)
                                  ========== ==========   ========== ==========

Denominator:
 Basic net income (loss) per share -
  weighted-average shares            18,668    18,545        18,637     18,506

 Dilutive potential common shares:
  Stock Options                         687       300            --         --
                                  ---------- ----------   ---------- ----------

Denominator for diluted net
 loss per share                      19,355    18,845        18,667     18,506
                                  ========== ==========   ========== ==========

Basic net income (loss) per share     $0.01     $0.04        $(0.24)    $(0.23)
                                  ========== ==========   ========== ==========
Diluted net income (loss) per share   $0.01     $0.04        $(0.24)    $(0.23)
                                  ========== ==========   ========== ==========

Comprehensive Income (Loss)

In accordance with Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income," ("FAS 130"), the Company is required to display comprehensive income (loss) and its components as part of the Company's complete set of financial statements. The measurement and presentation of net loss did not change. Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. Specifically, FAS 130 requires unrealized gains and losses on the Company's holdings of available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). FAS 130 permits the disclosure of this information in notes to interim financial statements and the Company has elected this approach. For the three month periods ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to ($0.1) million and $0.9 million respectively. For the nine month periods ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to ($6.1) million and ($4.2) million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment increased at September 30, 1999 compared to December 31, 1998 primarily as a result of the purchase of the Company's Fremont, California facilities which has an estimated useful life of thirty years.

Accrued Clinical Trials

Accrued clinical trials reflected a $1.1 million reduction associated with the favorable resolution of a contract-related dispute with Boehringer Mannheim GmbH (which was acquired by affiliates of F. Hoffmann-La Roche
Ltd).

Long-Term Debt

In September 1999, Fremont Holding L.L.C. (a wholly owned subsidiary of Protein Design Labs, Inc.) obtained a $10.2 million term loan to purchase its Fremont, California facilities. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly beginning in October 1999. The loan is secured by the Company's Fremont, California facilities and is subject to the terms and covenants of the loan agreement.


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

The Company receives royalties on sales of Synagis[R], Herceptin[R] and Zenapax[R]. Royalty revenues from third party sales of these licensed humanized antibodies are subject to the specific terms of each agreement and, under the Company's policy, are recognized by the Company during the quarter such royalties are reported to PDL. This method of revenue recognition may increase fluctuations reported in any particular quarter since the agreements generally provide for royalty reports to the Company following completion of each calendar quarter or semi-annual period. Further, royalty revenues are unpredictable as they are dependent upon numerous factors including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and the rights certain licensees have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable by the Company under certain licensing arrangements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not know whether or not it will realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company significantly increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. In particular, the commitment of resources to the development of Zenapax and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which PDL recently obtained development rights, taken together with the continued development of the Company's existing products will require significant additional funds for development. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, the Company expects to incur substantial operating losses in the foreseeable future as the Company undertakes development of Zenapax in autoimmune indications and the humanized anti-IL-4 antibody, as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

The Company's total revenues for the three months ended September 30, 1999 were $10.6 million compared to $11.9 million in the third quarter of 1998. Total revenues recognized under agreements with third parties were $8.4 million in the third quarter of 1999 compared to $9.6 million in the comparable period in 1998. Interest and other income was $2.2 million in the third quarter of 1999 compared to $2.3 million in the comparable period in 1998.

Revenues under agreements with third parties of $8.4 million for the three months ended September 30, 1999 consisted principally of milestone payments earned under licensing agreements, royalties, signing and licensing fees and research and development reimbursement funding. In the third quarter of 1998, revenues of $9.6 million under agreements with third parties consisted principally of a $6.0 million licensing and signing fee from Genentech, Inc. ("Genentech"), milestone payments earned under licensing agreements, manufacturing services revenues under clinical supply agreements, research and development reimbursement funding and royalties.

Total costs and expenses for the three months ended September 30, 1999 were $10.4 million compared with $11.2 million in the comparable period in 1998. Total cost and expenses in the 1999 third quarter reflected a $1.1 million reduction associated with the favorable resolution of a contract dispute with a third party. In 1998, total cost and expenses in the third quarter included a $1.0 million licensing and signing fee paid to Genentech. Excluding these non-recurring items in the third quarters of 1999 and 1998, total costs and expenses increased by $1.3 million, primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses to manage and support the Company's expanding operations.

Research and development expenses for the three month period ended
September 30, 1999 were $7.9 million compared with $8.9 million in the year-earlier quarter. Excluding the two non-recurring items discussed above, research and development costs increased by $1.1 million, primarily due to the addition of staff, the continuation of clinical trials and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended
September 30, 1999 increased to $2.4 million from $2.2 million in the comparable period in 1998. These increases were primarily the result of increased staffing and associated expenses to manage and support the Company's expanding operations.

Nine Months Ended September 30, 1999 and 1998

The Company's total revenues for the nine months ended September 30, 1999 were $27.7 million compared with $24.5 million for the nine months ended September 30, 1998. Total revenues recognized under agreements with third parties were $20.9 million in the nine month period of 1999 compared with $17.3 million in the comparable period in 1998. Interest and other income was $6.8 million in the nine month period of 1999 compared with $7.2 million in the comparable period in 1998.

Revenues under agreements with third parties of $20.9 million for the nine months ended September 30, 1999 consisted principally of royalties, signing and licensing fees, maintenance fees and research and development reimbursement funding. In the comparable period of 1998, revenues of $17.3 million under agreements with third parties consisted principally of signing and licensing fees, milestone payments earned under licensing agreements, manufacturing services revenues under clinical supply agreements, research and development reimbursement funding and royalties.

Total costs and expenses for the nine months ended September 30, 1999 increased to $32.1 million from $28.7 million in the comparable period in 1998. Excluding non-recurring expense adjustments due to one-time events, the increase in costs and expenses was primarily due to the addition of staff in the Company's pharmaceutical research and development programs, administrative functions and associated expenses to manage and support the Company's expanding operations.

Research and development expenses for the nine month period ended
September 30, 1999 increased to $24.7 million from $22.7 million in the comparable period in 1998. Excluding the two non-recurring items discussed above, the increase in costs was primarily due to the addition of staff, the continuation of clinical trials and expansion of research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development.

General and administrative expenses for the nine months ended
September 30, 1999 increased to $7.3 million from $6.0 million in the comparable period in 1998. These increases were primarily the result of increased staffing and associated expenses to manage and support the Company's expanding operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through public and private placements of equity securities, research and development revenues and interest income on invested capital. At September 30, 1999, the Company had cash, cash equivalents and investments in the aggregate of $134.7 million, compared to $143.4 million at December 31, 1998.

As set forth in the Statements of Cash Flows, net cash used in operating activities was $2.6 million for the nine months ended September 30, 1999 compared to $5.6 million in the same period in 1998. This change was primarily the result of changes in other current assets and accrued liabilities.

As set forth in the Statements of Cash Flows, net cash used in investing activities for the nine months ended September 30, 1999 was $23.5 million resulting primarily from the reinvestment of maturing investments and the purchase of the Company's Fremont, California facilities. Net cash provided by investing activities for the comparable period in 1998 was $37.8 million resulting primarily from the maturities of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by financing activities for the nine months ended September 30, 1999 was $12.5 million resulting primarily from the proceeds associated with the long-term financing of the Company's purchase of its Fremont, California facilities. Net cash provided by financing activities in the comparable period in 1998 was $3.3 million resulting primarily from the exercise of outstanding stock options.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of September 30, 1999, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



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

History Of Losses; Future Profitability Uncertain. The Company has a history of operating losses and expects to incur substantial additional expenses over at least the next several years as it continues to develop its potential products, to invest in new research areas and to devote significant resources to preclinical studies, clinical trials and manufacturing. As of September 30, 1999, the Company had an accumulated deficit of approximately $73.3 million. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain. No assurance can be given that the Company, its collaborative partners or licensees will successfully develop products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products.

The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees, milestone payments and royalties from pharmaceutical and biotechnology companies under collaborative research and development, humanization, patent licensing and clinical supply agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. Further, royalty revenues are unpredictable as they are dependent upon numerous factors, including the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of the Company's licensees and rights certain licensees may have to partially offset certain previously paid milestones and third party royalties against royalties payable to the Company. In addition, expenses may fluctuate from quarter to quarter due to the timing of certain expenses, including milestone payments that may be payable by the Company under licensing arrangements.

Although the Company anticipates entering into new collaborations from time to time, the Company presently does not know whether or not it will realize non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that it will incur significant operating expenses as the Company significantly increases its research and development, manufacturing, preclinical, clinical, marketing and administrative and patent activities. In particular, the commitment of resources to the development of Zenapax and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which PDL recently obtained development rights, taken together with the continued development of the Company's existing products, will require significant additional funds for development. Accordingly, in the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under the Company's intellectual property rights, or other sources, which may or may not occur, the Company expects to incur substantial operating losses in the foreseeable future as the Company undertakes development of Zenapax in autoimmune indications and the humanized anti-IL-4 antibody, as certain of its earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional manufacturing capacity, as the Company defends or prosecutes its patents and patent applications and as the Company invests in research or acquires additional technologies, product candidates or businesses. For example, revenues in the third quarter of 1999 included significant amounts from certain milestones and non-refundable, non-creditable licensing and signing fees. Moreover, expenses in the third quarter were also reduced by $1.1 million due to a favorable resolution of a contract dispute with a third party. Revenues in the fourth quarter of 1999 are not expected to include arrangements involving payments to the Company of a similar magnitude and certain of the milestone payments in the third quarter which are expected to be credited against royalties which otherwise would be due to the Company in the fourth quarter of 1999. In the absence of substantial non-recurring revenues or significant royalty revenues in any future period, there can be no assurance that the Company's level of revenue in any particular reporting period will be similar to or higher than that reported for the prior corresponding period.

Hoffmann-La Roche Inc. and its affiliates ("Roche") have received regulatory approval to distribute Zenapax in the U.S. and certain other countries. Zenapax, a product created by the Company, is licensed exclusively to Roche. The Company has also entered into nonexclusive patent license agreements covering Synagis[R], a product developed by MedImmune, Inc., and Herceptin[R], a product developed by Genentech, Inc. The Company recognizes royalty revenues when royalty reports are received from its collaborative partners, including Roche. With respect to royalties based on revenue from sales of Zenapax by Roche, royalties based on U.S. sales are reported to the Company on a quarterly basis and royalties based on sales outside of the U.S. are currently reported on a semi-annual basis. With respect to royalties on sales of Synagis and Herceptin, royalty reports are due in the quarter following the quarter in which sales occur or are reported by sublicensees, as the case may be. Each of these licensees has certain rights to partially offset certain payments previously made to the Company or paid to third parties. For example, Roche has a right to partially offset certain third party royalties, patent reimbursement expenses and previously paid milestones against royalties payable to the Company with respect to Zenapax. The Company records revenue when reports are received from its licensees. This method of accounting for royalty revenues from the Company's licensees, taken together with the unpredictable timing of payments of non-recurring licensing and signing fees, payments for manufacturing services and milestones under new and existing collaborative, humanization, patent licensing and clinical supply agreements, is likely to result in significant quarterly fluctuations in revenues in quarterly and annual periods. Thus, revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements.

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

Dependence On Licensees With Respect to Royalties. The Company is dependent upon the development and marketing efforts of its licensees with respect to products for which the Company may receive royalties. For example, in 1998, the Company began receiving royalties from sales of Zenapax, a product exclusively licensed to Roche. The Company's royalties on Zenapax sales in transplantation depend upon the efforts of Roche and there can be no assurance that Roche's development, regulatory and marketing efforts will be successful, including without limitation, whether or how quickly Zenapax might receive regulatory approvals in various countries throughout the world and how rapidly it might be adopted by the medical community. Moreover, Simulect[R], a product competitive with Zenapax, is marketed in the U.S. and other countries and there can be no assurance that Roche will successfully market and sell Zenapax against this and other available competitive products. In addition, there can be no assurance that other independently developed products of Roche, including CellCept[R], or others will not compete with or prevent Zenapax from achieving meaningful sales. Roche's development and marketing efforts for CellCept may result in delays or a relatively smaller resource commitment to marketing and sales support efforts than might otherwise be obtained for Zenapax if this potentially competitive product were not under development or being marketed. In addition, the Company recently obtained exclusive rights to develop Zenapax in autoimmune indications. There can be no assurance that the Company's development efforts in autoimmune indications will show that Zenapax is safe and efficacious in this setting, or that the clinical trials will result in approval to market Zenapax in these indications. Any adverse event or announcement related to Zenapax would have a material adverse effect on the business and financial condition of the Company.

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

The Company has a number of patents and has exclusively licensed certain patents from third parties. In June 1996, the Company was issued a U.S. patent covering Zenapax and certain related antibodies against the IL-2 receptor. The Company has been issued patents by the PTO, the Japanese Patent Office ("JPO"), European Patent Office ("EPO") and other patent offices around the world that relate to humanized antibodies and the methods of making those antibodies. With respect to its issued antibody humanization patents, the Company believes the patent claims cover Zenapax, Herceptin and Synagis and, based on its review of the scientific literature, most other humanized antibodies. In addition, the Company is currently prosecuting other patent applications with the PTO and in other countries, including members of the European Patent Convention, Canada, Japan and Australia. The patent applications are directed to various aspects of the Company's SMART and human antibodies, antibody technology and other programs, and include claims relating to compositions of matter, methods of preparation and use of a number of the Company's compounds. However, the Company does not know whether any pending applications will result in the issuance of patents or whether such patents will provide protection of commercial significance. Further, there can be no assurance that the Company's patents will prevent others from developing competitive products using related technology.

The Company's two humanization patents issued by the EPO apply in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO (but not PTO) procedures provide for an opposition period in which other parties submit arguments as to why the patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to the Company's first European patent were filed during the opposition period for such patent, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO and PTO before grant of the respective patents. The Company submitted its response to the briefs filed by these parties and a preliminary view from the EPO was received in May 1999. The preliminary view represents the initial non-binding statement from the EPO with respect to the issued European patent and does not represent the final determination concerning the patent. Complex preliminary views are common in EPO proceedings, and are intended to set an agenda for discussion at the oral hearing. The final determination from the EPO is expected to occur at an oral hearing currently scheduled to take place in March 2000. At or following the oral hearing, the Company expects that the European patent will either be maintained in full, maintained in an amended version or revoked. Any of the parties to the opposition may appeal a decision to a board of appeals within the EPO. Such an appeal can take two or more years to be resolved.

The preliminary view from the EPO raises significant questions regarding the validity of the first European patent, which, if not satisfactorily responded to by the Company in the oral hearing, could result in revocation of certain claims or the entire European patent. If the key claims in the European patent are revoked following the oral hearing and the Company's other humanization patents do not provide sufficient coverage of certain products licensed under the Company's patents, then the Company's ability to collect royalties on European sales of existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which would have a material adverse affect on the business and financial condition of the Company. The Company is currently reviewing the preliminary view with counsel in preparation for the scheduled oral hearing. Although the entire opposition process, including appeals, may take several years to complete, and although the European patent remains issued and any revocation of the European patent is suspended during the appeals process, the validity of the European patent will be at issue, which may limit the Company's ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this patent. In addition, the Company may need to initiate formal legal actions, if permissible, in order to enforce its rights under its various humanization patents, including the European patent, and there can be no assurance that the Company will successfully enforce its rights under the European or similar U.S. and Japanese patents of the Company. The nine month opposition period for the Company's second European antibody humanization patent has recently begun and the Company expects that, depending upon the outcome of the opposition proceedings for the first European patent, a significant number of notices of opposition may be filed with respect to the second European patent.

A similar opposition period in Japan has recently expired with respect to the Company's humanization patent issued in Japan in late 1998. Similar to the process in Europe, third parties had the opportunity to file their opposition to the issuance of the JPO patent. The Company has been advised that three opposition statements have been filed. The Company intends to vigorously defend the European patent and the Japanese patent and, if necessary, the U.S. patents; however, there can be no assurance that the Company will prevail in the opposition proceedings or any litigation contesting the validity or scope of these patents. If the outcome of the European or Japanese opposition proceeding or any litigation involving the Company's antibody humanization patents were to be unfavorable, the Company's ability to collect royalties on existing licensed products and to license its patents relating to humanized antibodies may be materially adversely affected, which could have a material adverse affect on the business and financial condition of the Company. In addition, such proceedings or litigation, or any other proceedings or litigation to protect the Company's intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could have a material adverse effect on the business and financial condition of the Company.

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

The Company may at times elect to aggressively enter potential products into Phase I/II trials to determine preliminary safety and efficacy in specific indications. In addition, in certain cases the Company has commenced clinical trials without conducting preclinical animal testing where an appropriate animal model does not exist. Similarly, the Company or its partners at times will conduct potentially pivotal Phase II/III or Phase
III trials based on limited Phase I or Phase I/II data. As a result of these and other factors, the Company anticipates that only some of its potential products will show safety and efficacy in clinical trials and that the number of products that fail to show safety and efficacy may be significant.
For example, the Company has entered the SMART M195 Antibody into a Phase
III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody. Results from the Company's prior Phase II and Phase II/III studies showed a limited number of complete and partial remissions. In addition, the Phase III study was initiated by the Company without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support registration of the SMART M195 Antibody. The Company believes that its Phase III program is reasonable in view of the nature and severity of the disease. However, there can be no assurance that the study will be successful or that the FDA or European regulatory authorities will agree that the study will be adequate to obtain regulatory approval, even if the study is successful.

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

No Sales And Marketing Experience; Further Development of Zenapax. The Company intends to market and sell certain of its products, if successfully developed and approved, either directly or through sales and marketing partnership arrangements with collaborative partners. Although the Company does not expect to establish a direct sales capability at this time, the Company has no history or experience in sales, marketing or distribution. To market products directly, the Company must either establish a more extensive marketing group and direct sales force or obtain the assistance of another company. There can be no assurance that the Company will be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for its products. If the Company enters into co-promotion or other marketing or patent licensing arrangements with pharmaceutical or biotechnology companies, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties.

The Company has recently obtained rights from Roche to conduct development activities for Zenapax in autoimmune indications. The Company has no experience in conducting development activities for products that are currently approved and marketed for use in other indications such as Zenapax. U.S. Food and Drug Administration ("FDA") regulations prohibit promotion of the use of Zenapax for unapproved indications until appropriate clinical studies are conducted and the data from those studies is presented for the FDA to review and approve. There can be no assurance that the Company will be able to successfully develop Zenapax in autoimmune indications and substantial investment by the Company in such development may be required with no assurance that such efforts will be successful. Even if such development efforts succeed, there can be no assurance that the Company, by itself or with a collaborative partner, will successfully market, promote and detail Zenapax in those countries where PDL has or obtains such rights. The inability of the Company, Roche or its other collaborators to develop, market and sell Zenapax could have a material adverse effect on the business and financial condition of the Company.

Absence Of Manufacturing Experience. Of the products which are currently in clinical development by the Company, Roche is responsible for manufacturing Zenapax, Smithkline Beecham is responsible for manufacturing the humanized anti-IL-4 antibody and BioNet is responsible for manufacturing the SMART Anti-L-Selectin Antibody. The Company is responsible for manufacturing the Company's other products for its own development. The Company currently leases approximately 47,000 square feet housing its manufacturing facilities in Plymouth, Minnesota. The Company intends to continue to manufacture potential products for use in preclinical and clinical trials using this manufacturing facility in accordance with standard procedures that comply with current Good Manufacturing Practices ("cGMP") and appropriate regulatory standards. The manufacture of sufficient quantities of antibody products in accordance with such standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, the Company has experienced some difficulties in the past in manufacturing certain potential products on a consistent basis. Production interruptions, if they occur, could significantly delay clinical development of potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization of such products and impair their competitive position, which would have a material adverse effect on the business and financial condition of the Company.

The Company has no experience in manufacturing commercial quantities of its potential products and currently does not have sufficient capacity to manufacture all of its potential products on a commercial scale. In order to obtain regulatory approvals and to create capacity to produce its products for commercial sale at an acceptable cost, the Company will need to improve and expand its existing manufacturing capabilities, including demonstration to the FDA and corresponding foreign authorities of its ability to manufacture its products using controlled, reproducible processes. The Company has approved plans to improve and expand the capacity of its current manufacturing facility. Such plans, if fully implemented, will result in substantial costs to the Company. There can be no assurance that construction delays will not occur, and any such delays could impair the Company's ability to produce adequate supplies of its potential products for clinical use or commercial sale on a timely basis. Further, there can be no assurance that the Company will successfully improve and expand its manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of its potential products on a timely basis. Failure to do so could delay commercialization of such products and impair their competitive position, which could have a material adverse effect on the business or financial condition of the Company.

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

Competition; Rapid Technological Change. The Company's potential products are intended to address a wide variety of disease conditions, including autoimmune diseases, inflammatory conditions and cancers. Competition with respect to these disease conditions is intense and is expected to increase. This competition involves, among other things, successful research and development efforts, obtaining appropriate regulatory approvals, establishing and defending intellectual property rights, successful product manufacturing, marketing, distribution, market and physician acceptance, patient compliance, price and potentially securing eligibility for reimbursement or payment for the use of the Company's products. The Company believes its most significant competitors may be fully integrated pharmaceutical companies with substantial expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and securing eligibility for reimbursement or payment, and substantially greater financial and other resources than the Company. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development, clinical development and marketing. These companies and institutions also compete with the Company in recruiting and retaining highly qualified personnel. The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Company's competitors may develop and introduce other technologies or approaches to accomplishing the intended purposes of the Company's products which may render the Company's technologies and products noncompetitive and obsolete.

In addition to currently marketed competitive drugs, the Company is aware of potential products in research or development by its competitors that address all of the diseases being targeted by the Company. These and other products may compete directly with the potential products being developed by the Company. In this regard, the Company is aware that potential competitors are developing antibodies or other compounds for treating autoimmune diseases, inflammatory conditions and cancers. In particular, a number of other companies have developed and will continue to develop human and humanized antibodies. In addition, protein design is being actively pursued at a number of academic and commercial organizations, and several companies have developed or may develop technologies that can compete with the Company's SMART and human antibody technologies. In particular, the Company believes that certain companies that use alternative technologies to produce human-like antibodies have recently entered into collaborative arrangements that are competitive with and may negatively impact the Company's efforts to enter into humanization and development arrangements for early stage antibody research and development. There can be no assurance that competitors will not succeed in more rapidly developing and marketing technologies and products that are more effective than the products being developed by the Company or that would render the Company's products or technology obsolete or noncompetitive. Further, there can be no assurance that the Company's collaborative partners will not independently develop products competitive with those licensed to such partners by the Company, thereby reducing the likelihood that the Company will receive revenues under its agreements with such partners.

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

Potential Volatility Of Stock Price. The market for the Company's securities is volatile and investment in these securities involves substantial risk. The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as disappointing sales of approved products, approval or introduction of competing products and technologies, results of clinical trials, delays in manufacturing or clinical trial plans, fluctuations in the Company's operating results, disputes or disagreements with collaborative partners, unfavorable news or information resulting in the reduction in value of significant intellectual property assets, market reaction to announcements by other biotechnology or pharmaceutical companies, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, initiation, termination or modification of agreements with collaborative partners, failures or unexpected delays in manufacturing or in obtaining regulatory approvals or FDA advisory panel recommendations, developments or disputes as to patent or other proprietary rights, loss of key personnel, litigation, public concern as to the safety of drugs developed by the Company, regulatory developments in either the U.S. or foreign countries (such as opinions, recommendations or statements by the FDA or FDA advisory panels, health care reform measures or proposals), market acceptance of products developed and marketed by the Company's collaborators, sales of the Company's common stock held by collaborative partners or insiders and general market conditions could result in the Company's failure to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail with respect to the Company's business, the price of the Company's common stock would likely drop significantly. With respect to the possible sale of the Company's common stock held by collaborative partners, Roche acquired 1,682,877 shares of the Company's common stock held by Corange Limited which are no longer subject to the contractual limitations on disposition other than certain restrictions on transfers of significant blocks of stock. In the past, following significant drops in the price of a company's common stock, securities class action litigation has often been instituted against such a company. Such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 10.46 Agreement of Purchase and Sale between Fremont Holding L.L.C., a Delaware limited liability company, as assignee effective September 13, 1999, and Ardenstone LLC, a Delaware limited liability company, effective June 21, 1999.

Exhibit 10.47 Promissory Note between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National
Association, dated September 9, 1999.

Exhibit 10.48 Deed of Trust and Absolute Assignment of Rents and Security Agreement (Fixture Filings) between Fremont Holding
L.L.C., a Delaware limited liability company and Wells Fargo
Bank, National Association, dated September 9, 1999.

Exhibit 10.49 Patent Rights Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion).

Exhibit 10.50 IL-5 Patent License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28,
1999 (with certain confidential portions deleted and marked by notation indicating such deletion).

Exhibit 10.51 Development and License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28,
1999 (with certain confidential portions deleted and marked by notation indicating such deletion).

Exhibit 10.52 Amended and Restated Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, dated as of
October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion).

Exhibit 10.53 Amended and Restated Agreement between the Company and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion).

Exhibit 21.1 Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management.

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 1999.




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.


Dated:  November 15, 1999





                                                  PROTEIN DESIGN LABS, INC.
                                                     (Registrant)




                                                  /s/Laurence Jay Korn
                                                  Chief Executive Officer,
                                                  Chairperson of the
                                                  Board of Directors
                                                  (Principal Executive Officer)



                                                  /s/Robert Kirkman
                                                  Vice President Corporate
                                                  Communications and Business
                                                  Development
                                                  (Principal Accounting Officer)