Form 10-K
period 1999-12-31
PROTEIN DESIGN LABS INC/DE
filed 2000-03-30
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number    0-19756

PROTEIN DESIGN LABS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3023969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

34801 Campus Drive
Fremont, California,    94555
(Address of Principal Executive Offices including Zip Code)

(510) 574-1400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 1999, as reported on the NASDAQ National Market System, was approximately $1,509,100,000.

As of January 31, 2000, registrant had outstanding 19,398,801 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders, to be filed with the Commission on or prior to April 29, 2000, are incorporated by reference into Part III of this report.

PROTEIN DESIGN LABS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Year 2000 Compliance

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

This Annual Report (including all of its Parts) for Protein Design Labs, Inc. (PDL) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 , as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward- looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms "we," "us," "our," the "Company" and "PDL" mean Protein Design Labs, Inc. and its subsidiaries (unless the context indicates a different meaning).

ITEM 1. BUSINESS

     OVERVIEW

PDL is a leader in the development of humanized monoclonal antibodies for the prevention and treatment of disease. We have licensed rights to our first humanized antibody product, Zenapax® (daclizumab) to Hoffmann- La Roche Inc. and its affiliates (Roche), which markets it in the U.S., Europe and other countries for the prevention of kidney transplant rejection. We are also testing Zenapax for the treatment of autoimmune disease. We have announced seven other humanized antibodies in clinical development for autoimmune and inflammatory conditions, transplantation and cancer.

PDL has fundamental patents in the U.S., Europe and Japan, which we believe cover most humanized antibodies. To date we have licensed eleven companies under these patents for humanized antibodies that they have developed. We receive royalties on sales of the two humanized antibodies developed by other companies that are currently being marketed.

During the past several years, there has been a resurgence of interest in the medical and commercial potential of monoclonal antibodies. The Food and Drug Administration has approved eight therapeutic antibodies, six of them in the last three years, with total sales in 1999 in excess of $1.0 billion. This resurgence has been made possible by the use of genetic engineering to create improved forms of antibodies. In particular, we developed and patented computer-aided technology to make "humanized" antibodies, which are antibodies that capture the benefits of traditional mouse-derived monoclonal antibodies while avoiding their limitations in treating humans.

Three of the therapeutic antibodies approved for marketing by the FDA are humanized antibodies, and more than 30 other humanized antibodies are currently in clinical trials. These humanized antibodies address many large markets, including cancer, stroke, heart disease, asthma, and autoimmune diseases such as psoriasis, multiple sclerosis and rheumatoid arthritis. A number of these antibodies have entered or completed the later phases of clinical development and, depending on satisfactory clinical results, may reach the marketplace in the next few years. As discussed further below, many of these antibodies are licensed under our patents, or are being developed by our company.

In addition, with the sequencing of the human genome nearly complete, large numbers of new, potentially important therapeutic targets are being identified. Humanized antibodies can be routinely and reliably developed against almost any cell surface or extracellular target. Hence, we believe that humanized antibodies will be a key part of the next generation of pharmaceutical products.

In addition to our antibody-based product development programs, we have efforts underway to discover and develop novel antibiotics to treat microbial infections, including infections caused by some types of bacteria that have developed resistance to available antibiotics. This program includes identifying microbial genes that are expressed within the infected person and screening compounds that may be active against the genes or their products.

Our objective is to leverage our product pipeline and patent portfolio in the field of antibodies to become a fully-integrated, profitable, research-based biopharmaceutical company. We derive revenues, and expect to derive revenues in the future, from three major sources:

  Sales of products we have developed. We receive royalties on sales of Zenapax by our licensee, Roche. We have announced seven other humanized antibodies in clinical development. We plan to market some of our products, once approved, in North America, especially for specialty markets such as cancer that we believe can be effectively serviced with a relatively small sales force. We may license marketing rights for some antibodies or some geographic areas to other pharmaceutical companies.

  Royalties from the sale of humanized antibodies developed by other companies. We license our patents covering humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. The two humanized antibodies currently approved by the FDA in addition to Zenapax are licensed under our patents, and we receive royalties on their sales. These antibodies are Herceptin® (trastuzumab) from Genentech, Inc. and Synagis® (palivizumab) from MedImmune, Inc., which had reported sales totaling approximately $480 million in 1999. We have licensed nine other companies to date for humanized antibodies they are developing.

  Research and development contracts with other companies. We humanize antibodies for other companies in return for upfront fees, milestone payments and royalties on any product sales. In some cases we also receive the right to co-promote these products in designated territories. We also sometimes license out marketing rights to a humanized antibody that we are developing, and then typically receive upfront fees and milestone payments and/or research funding, in addition to royalties on any product sales by our licensee.

Our patents for humanized antibodies are being opposed in patent office proceedings in Europe and Japan, and a successful challenge could limit our future revenues from licensing these patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims in our first European patent pertaining generally to antibody humanization. We plan to appeal this decision to the Technical Board of Appeals of the European Patent Office. See "Risk Factors - Our humanization patents are being opposed and a successful challenge could limit our future revenues."

     PRODUCTS IN DEVELOPMENT

We are a leader in the development of therapeutic humanized antibodies. For example, we created Zenapax, the first humanized antibody approved for marketing in the U.S., Europe and other countries. We also have announced seven other humanized antibodies that are currently in clinical development.

The following table summarizes the potential therapeutic applications, development status and commercial rights for our approved product and clinical product candidates and is qualified in its entirety by the more detailed information appearing elsewhere in this Annual Report. The development and commercialization of our product candidates is subject to numerous risks and uncertainties. See "Risk Factors - If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products."

Antibody Product             Indication(s)                    Status
---------------------------- -------------------------------  ---------------------
Zenapax (1)                  Kidney transplant rejection      Marketed
                             Psoriasis                        Phase II
                             Uveitis                          Phase I/II

SMARTTM M195                  Acute myeloid leukemia           Phase III

SMART Anti-CD3               Transplantation                  Phase II (2)
                             Psoriasis                        Phase I/II
                             Graft-versus-host disease        Phase I

SMART Anti-L-Selectin (3)    Trauma                           Phase IIa

SMART 1D10                   Non-Hodgkin's B-cell lymphoma    Phase I

SMART Anti-E/P-Selectin      Stroke, asthma                   Phase I

Humanized Anti-IL-4 (4)      Asthma                           Phase I

SMART Anti-Gamma Interferon  Autoimmune diseases              Phase I

(1) Roche has marketing rights to Zenapax for transplantation. PDL and Roche share marketing rights for Zenapax's autoimmune indications.

(2) The U.S. Phase II clinical trials for kidney transplant rejection are currently on hold pending submission of additional data satisfactory to the FDA.

(3) Scil Biomedicals GmbH (Scil, formerly BioNet Pharma GmbH) has European development and marketing rights to the SMART Anti-L- Selectin Antibody and is conducting the Phase IIa trial.

(4) PDL licensed the humanized anti-IL-4 antibody from SmithKline Beecham Corporation, which can opt in after a specified Phase II trial and share development costs and profits from product sales.

Zenapax. The FDA approved Zenapax in December 1997 for the prevention of kidney transplant rejection. It has since been approved in Europe and other countries. Zenapax was the first humanized antibody to be approved anywhere in the world. The Zenapax approvals are based on two Phase III clinical trials, both of which demonstrated that Zenapax-treated patients had a statistically significant reduction in acute rejection episodes compared to patients who did not receive Zenapax. Also, Zenapax treatment was not associated with any observed side effects in addition to those typically seen in the transplant setting. Our licensee Roche sells Zenapax in the U.S., Europe and other territories for the transplant indication and we receive royalties on Zenapax sales.

Roche has sponsored or authorized several additional Zenapax clinical trials in other transplant settings, including liver transplants, pediatric kidney transplants, in combination with Roche's drug CellCept® with and without certain other immunosuppressive drugs in kidney transplants, and for the treatment of graft-versus-host disease in donor bone marrow transplants. Roche is currently conducting a Phase III trial in heart transplant patients. In addition, we are aware of numerous independent clinical studies using Zenapax in settings including heart, lung, pancreas and combined intestinal and liver transplants.

Zenapax binds to the interleukin-2 (IL-2) receptor on immune system cells known as T cells. IL-2 is a lymphokine, one of the substances released by cells as part of the immune response that occurs in autoimmune diseases and often following organ transplants. IL-2 stimulates T cells to divide and participate in an immune response. Zenapax blocks the binding of IL-2 to its receptor on T cells, suppressing an immune response by inhibiting the proliferation of activated T cells.

Because of its specificity, Zenapax is the first effective immunosuppressive drug without significant side effects. For example, Zenapax is more specific and less toxic than other immunosuppressive drugs such as cyclosporine or ORTHOCLONE OKT®3 (OKT3) which suppress essentially all T cells and possibly other cells. As a result, we believe Zenapax may be useful for the long-term treatment of autoimmune diseases such as psoriasis and multiple sclerosis.

In 1999, we reacquired from Roche specific development and marketing rights to Zenapax for autoimmune diseases. We will fund costs of clinical trials for Zenapax in autoimimune diseases. In return, we have the right to market Zenapax for approved autoimmune indications in the U.S. and Canada, and will receive a major portion of the revenues from sales for these diseases. Roche will continue to manufacture Zenapax and pay for cost of goods from its share of the revenues. In Europe and other countries, Roche can elect to market Zenapax for approved autoimmune indications or to allow us to market it, and revenues will be shared.

Zenapax is currently in two Phase II trials in psoriasis, a common autoimmune disease of the skin. We plan to conduct additional trials in psoriasis and other autoimmune diseases. Also, in an early stage clinical trial in uveitis, an autoimmune disease of the eye, Zenapax was safely administered to patients for one year and was effective in controlling the disease in most patients, some of whom have continued to receive Zenapax for up to three years.

SMART M195 Antibody. SMART M195 binds to the cancer cells of most patients with myeloid leukemias. Myeloid leukemia is the major type of adult leukemia. It is classified into two types: acute myeloid leukemia, or AML, and chronic myelogenous leukemia. At least 14,000 new cases of myeloid leukemia occur each year in the U.S., and 10,000 or more of these cases are AML. The current survival rate from myeloid leukemia is very low, despite aggressive chemotherapy and multiple, expensive hospitalizations.

Several clinical trials using SMART M195 have been conducted. These include:

  a multicenter Phase II/III trial designed to evaluate the antibody for prolonging remission in AML patients;

  a Phase II trial to evaluate whether the antibody could induce remission in patients whose AML had relapsed;

  a physician-sponsored Phase II trial of the antibody in patients with newly diagnosed acute promyelocytic leukemia, a subtype of AML; and

  physician-sponsored trials using the antibody linked to the radioisotopes 90-Yttrium or 213-Bismuth.

In general, these trials have demonstrated that SMART M195 has some biological activity and potential for efficacy. In November 1999, we began a randomized, multicenter, international Phase III study of the antibody in patients with refractory or first-relapsed AML. Patients receive a regimen of either SMART M195 plus standard chemotherapy or standard chemotherapy alone. Up to 200 patients may be enrolled in the trial, which is designed to evaluate the frequency of complete remission and other endpoints. The study design also includes an interim analysis to be conducted by an independent data safety monitoring board after 60 patients have completed treatment. If the interim results show either a highly favorable complete response rate among SMART M195-treated patients or a low probability of achieving statistical significance of the primary endpoint, the trial may be terminated. The trial also could be terminated if certain safety criteria are not met.

In addition to the Phase III trial, in 1999 a Phase II trial began to test the safety and efficacy of SMART M195 in patients with high risk myelodysplastic syndrome, a precancerous condition. The study is being conducted by the European Organization for the Research and Treatment of Cancer.

We originally granted exclusive development and marketing rights to SMART M195 in Asia to Kanebo, Ltd. In 1999, these rights were assigned to Nippon Organon K.K. Nippon Organon recently returned these rights to us.

SMART Anti-CD3 Antibody. We are developing this antibody for the treatment of autoimmune diseases and for transplantation. It binds to the CD3 antigen, a key receptor for stimulating T cells. A mouse anti- CD3 antibody, OKT3, from Johnson & Johnson, is marketed for the treatment of acute kidney, liver and heart transplant rejection. While highly effective, OKT3 use is often limited by serious toxicity as well as formation of anti-OKT3 antibodies because it is a mouse antibody. In contrast, SMART Anti-CD3 is humanized and also has been specifically engineered to reduce certain immune system interactions that we believe contribute to the toxicity of OKT3.

Although both SMART Anti-CD3 and Zenapax may target some of the same diseases, we believe they may have complementary roles in medical treatment. SMART Anti-CD3 may be more potent than Zenapax, but may not be suitable for chronic administration, so it may be most useful to treat acute episodes of autoimmune disease and to induce remissions. Zenapax may be useful to maintain the remissions for longer periods.

SMART Anti-CD3 is currently in clinical development for psoriasis, transplant rejection and graft-versus-host disease. In December 1999, the FDA placed a clinical hold on all U.S. clinical trials for kidney transplant indications until it could evaluate additional data from us. We have provided additional data to the FDA and are in the process of determining what further data is required by the FDA. The clinical trials in psoriasis and graft-versus-host disease are not affected by this clinical hold and are continuing to enroll patients.

We have retained worldwide rights to SMART Anti-CD3.

SMART Anti-L-Selectin Antibody. This antibody inhibits the process of neutrophil binding to the lining of blood vessels. It may be useful for preventing multiple organ failure and mortality that often follows severe injury. In primate studies carried out by independent investigators, SMART Anti-L-Selectin treatment resulted in a statistically significant improvement in survival in a model that simulates severe trauma. We believe this antibody also may be useful to treat adult respiratory distress syndrome and reperfusion injury due to heart attacks.

In May 1999, we licensed European marketing rights for this antibody to Scil, a privately held European biotechnology company. Scil paid us a licensing fee and agreed to conduct and pay for clinical trials in Europe and to provide us with the data; in return, we are making milestone payments to Scil, at our election, on the achievement of defined clinical and regulatory goals. Scil has completed a Phase I trial of SMART Anti-L-Selectin and is now conducting a Phase IIa trial for treatment of trauma. If the results from that Phase IIa trial are encouraging, we may initiate clinical development in the U.S.

SMART 1D10 Antibody. The National Cancer Institute is sponsoring a Phase I trial of this antibody for non-Hodgkin's B-cell lymphoma. If the results of the Phase I trial are sufficiently encouraging, we plan to conduct a potentially pivotal Phase II trial.

SMART 1D10 targets an antigen present on B cells in many patients with non-Hodgkin's B-cell lymphoma, which is a different target on B cells than that targeted by either Rituxanr, the antibody currently marketed for non-Hodgkin's lymphoma, or Bexaarr, an antibody in clinical development for the same condition. As a result, we believe SMART 1D10 may provide an alternative or complementary therapy. In the U.S. and Europe, approximately 560,000 patients have this disease, and 100,000 new cases occur annually.

We have retained worldwide rights to SMART 1D10.

Humanized Anti-IL-4 Antibody. This antibody blocks the effects of interleukin 4, which is believed to play a key role in initiating the series of biological processes that lead to allergy and asthma. We licensed this antibody from SmithKline Beecham (SB) in September 1999. SB had begun a Phase I trial of this antibody, which we have reinitiated. If Phase I is successfully completed, we then plan to conduct a Phase II trial in asthma patients. We will conduct and pay for initial clinical trials of the antibody and pay SB to manufacture the antibody. SB has agreed to make milestone payments to us upon the achievement of specified clinical goals. At the completion of a specified Phase II trial, SB may choose to pay us an "opt-in" fee. In that case, PDL and SB will share future development costs and profits from any product sales. If SB elects not to opt in, we will have the right to develop and market the antibody.

SMART Anti-Gamma Interferon Antibody. This antibody targets gamma interferon, a protein that stimulates several types of white blood cells and that may be involved in some autoimmune diseases. In February 2000, we began a Phase I trial of SMART Anti-Gamma Interferon in normal volunteers. In the future, we may initiate clinical trials in one or more autoimmune diseases, particularly Crohn's disease.

We have retained worldwide rights to SMART Anti-Gamma Interferon.

SMART Anti-E/P-Selectin Antibody. This antibody targets substances on the inside of blood vessels that may be involved in inflammation. We have completed a Phase I trial of SMART Anti-E/P-Selectin in healthy volunteers which showed that the antibody is safe in a range of doses.

We have retained worldwide rights to SMART Anti-E/P-Selectin and are seeking a partner for its further development.

     PDL TECHNOLOGIES

ANTIBODY BACKGROUND INFORMATION. Antibodies are protective proteins released by the immune system's B cells, a type of white blood cell, in response to the presence of a foreign substance in the body, such as a virus, or due to an aberrant autoimmune response. B cells produce millions of different kinds of antibodies, which have slightly different shapes that enable them to bind and, as a result, inactivate different targets. Antibodies that have identical molecular structure that bind to a specific target are called monoclonal antibodies.

Typically, mice have been used to produce monoclonal antibodies to a wide range of targets, including targets to which the human body does not normally produce antibodies. Specifically, many mouse, or murine, antibodies have been developed as potential therapeutics to inhibit immune function, destroy cancer cells or neutralize viruses.

Although murine monoclonal antibodies are relatively easy to generate, they have significant drawbacks as therapeutics. Murine antibodies have a relatively short half-life in human patients, requiring them to be administered frequently. In addition, murine antibodies are not adapted to work effectively with the human immune system and therefore often have limited ability to destroy the target, such as cancer cells. Most importantly, when injected into humans, a murine antibody is usually recognized by the body's immune system as foreign. The immune system therefore responds with a human anti-mouse antibody, or HAMA, response, which rapidly neutralizes the murine antibody and renders it ineffective for further therapy. These problems have largely prevented murine antibodies from fulfilling their promise as therapeutics.

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with murine antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In a list of biotechnology medicines under clinical development in the U.S. published in 1998 by the Pharmaceutical Research and Manufacturers of America, antibodies comprised the single largest category (excluding vaccines), representing 74 of 350 products listed. In particular, PDL is aware of more than 30 humanized antibodies in clinical trials, including several antibodies addressing large markets that are being developed by major pharmaceutical companies. Seven humanized or chimeric antibodies have already been approved for marketing by the FDA, and generated more than $1.0 billion in revenues in 1999.

OUR SMART ANTIBODY TECHNOLOGY. Our patented SMART antibody technology has positioned us as a leader in the development of therapeutic antibodies that overcome the problems associated with murine antibodies. Our SMART antibodies are human-like antibodies designed using structural information from promising murine antibodies to capture the benefits of those antibodies while overcoming many of their limitations in treating humans. Clinical trials and preclinical studies have shown that our SMART antibodies generally avoid a HAMA response and have a longer half-life than murine antibodies.

Every antibody contains two regions: a variable domain that binds to the target antigen and a constant domain that interacts with other portions of the immune system. The variable domain is composed of the complementarity determining regions (CDRs) that directly bind to the target antigen and the framework region that holds the CDRs in position and helps maintain their required shape. Researchers have used genetic engineering to construct "humanized" antibodies that consist of the CDRs from a murine antibody with the framework region and constant domain from a human antibody. However, when the CDRs from the murine antibody are combined with the framework of the human antibody, the human framework often distorts the shape of the CDRs so they no longer bind well to the target. Therefore, it is usually necessary to substitute one or more amino acids from the murine antibody into the framework of the humanized antibody for it to maintain the binding ability of the murine antibody.

A SMART antibody is a humanized antibody designed by using our proprietary computer technology to guide the choice of substitutions of amino acids from the murine antibody into the human antibody framework, based on structural information derived from the murine antibody. The construction of a SMART antibody starts with the identification of a murine antibody that has demonstrated favorable results in laboratory, animal or human studies. A model of the murine antibody is generated using proprietary computer modeling software that predicts the shapes of antibodies and eliminates the need for more time- consuming laboratory techniques. The resulting model is carefully analyzed to identify the few key amino acids in the framework most responsible for maintaining the shape of the CDRs. Software we developed as well as the experience of our computational chemists is important in this analysis. These few key murine amino acids are substituted into the human framework of the SMART antibody along with the murine CDRs in order to maintain their ability to bind well to the target. The resulting SMART antibody retains most or all of the binding ability of the murine antibody, but is about 90% human.

We have been issued patents in the U.S., Europe and Japan which we believe cover many or most humanized antibodies. Some of these patents also cover other aspects of PDL's SMART antibody technology. We have filed similar patent applications in other countries.

Our patents for humanized antibodies are being opposed in patent office proceedings in Europe and Japan, and a successful challenge could limit our future revenues from licensing these patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims in our first European patent pertaining generally to antibody humanization. We plan to appeal this decision to the Technical Board of Appeals of the European Patent Office. See "Risk Factors - Our humanization patents are being opposed and a successful challenge could limit our future revenues."

OUR OTHER TECHNOLOGIES. In addition to our SMART antibody technology, we use additional antibody-based drug development technologies to overcome shortcomings of murine antibodies. We also are pursuing a program to discover novel antibiotics and a rational drug design program that leverages our computer expertise to potentially develop new drug candidates.

Novel Antibiotics. We have a research program underway to discover and develop new antibiotics for the treatment of certain microbial infections, including infections caused by microbes that have developed resistance to available antibiotics. This program uses technology to identify microbial genes that are differentially expressed when microbes infect a host. These microbial genes and their products could be potential targets for novel antibiotics, which we may identify by high throughput screening and medicinal chemistry. We anticipate that aspects of this work will be conducted by our corporate partners. We have entered into a collaborative agreement with Eli Lilly & Company (Lilly), under which Lilly will receive rights to products generated under this research program involving seven specific types of bacteria.

Rational Drug Design. We are pursuing a rational drug design program focusing on small molecules by extending our computer modeling tools originally developed for the SMART antibody program. Rational drug design uses computer models of proteins and their interactions with smaller molecules to accelerate discovery and optimization of new drug compounds. Although our technology is at an early stage, we believe that this application of our modeling algorithms may ultimately be used to develop non-antibody, small-molecule drug candidates. For that purpose, we have initiated a program in medicinal and combinatorial chemistry.

     BUSINESS STRATEGY

We actively seek collaborative relationships and licensing agreements with other companies. In many cases, the breadth of our antibody technology and our patent position are key assets in attracting companies to enter into agreements with us. These types of collaborations include:

  We license certain marketing rights to antibodies we have developed in exchange for a licensing and signing fee, research funding and milestone payments, and royalties on any product sales. Our relationships with Roche for Zenapax and Scil for the SMART Anti-L- Selectin Antibody are examples of this type of collaboration.

  We use our proprietary technology to develop a SMART antibody based on a promising mouse antibody provided by another company. In these arrangements, we typically receive a licensing and signing fee and other payments, royalties on any product sales and, in some cases, an option to co-promote the antibody in North America. Our collaborations with Fujisawa Pharmaceutical Co., Ltd. for an antibody to treat inflammatory and immunologically-based diseases and with Progenics Pharmaceuticals, Inc. for an antibody to treat HIV infection are examples of this type of arrangement.

  We license our humanized antibody patent rights to companies that have independently developed humanized antibodies in exchange for licensing and signing fees, royalties on any product sales and, in some cases, milestone payments. Our agreements with MedImmune for Synagis, with Genentech for Herceptin and with a subsidiary of Elan Pharmaceuticals plc for Antegren are examples of this type of patent license arrangement.
Our objective is to leverage our product pipeline and patent portfolio in the field of antibodies to become a fully-integrated, profitable, research-based pharmaceutical company. We derive revenues, and expect to derive revenues in the future, from sales of products we have developed and are developing, royalties from sales of humanized antibodies developed by other companies, and research and development contracts with other companies. We have entered into numerous arrangements with pharmaceutical and biotechnology companies based on our own antibodies or technologies, our expertise in antibody humanization and/or our antibody humanization patents.

     COLLABORATIVE, HUMANIZATION AND PATENT LICENSING ARRANGEMENTS

     Collaborative Arrangements.

Roche. In 1989, we entered into agreements with Roche to collaborate on the research and development of antibodies which bind to the IL-2 receptor, including Zenapax. Under these agreements, Roche had exclusive, worldwide rights to manufacture, market and sell Zenapax. We began receiving royalties on sales of Zenapax in 1998. Royalties due to us are subject to certain offsets for milestones, third party license fees and royalties and patent expenses paid by Roche.

In October 1999, Roche and PDL replaced the 1989 agreements with new agreements under which we assumed worldwide responsibility for the clinical development of Zenapax for the potential treatment of autoimmune diseases. Roche retained exclusive worldwide rights to Zenapax for non-autoimmune diseases and is continuing to market Zenapax for the prevention of kidney transplant rejection. In return for undertaking clinical development in autoimmune indications, we will receive a significant share of Zenapax revenues from sales for autoimmune indications, either from our own marketing efforts or from revenue sharing with Roche.

In the U.S. and Canada, we will have the right to market Zenapax in autoimmune indications and will pay for these activities from our share of revenues. Outside the U.S. and Canada, Roche may choose to market Zenapax in autoimmune indications. In this case, we will receive a substantial portion of Zenapax revenue from these indications. For countries and indications for which Roche elects not to market, we will receive an exclusive license to market Zenapax and pay Roche a small royalty.

Lilly. In December 1997, we signed a collaborative agreement with Lilly to discover and develop new small molecule drugs for the treatment of certain infections, including those caused by organisms that are resistant to available antibiotics. The agreement involves a program to identify microbial genes that are differentially expressed when an infectious agent, such as a bacteria, infects a host.

We received an initial $3.0 million payment under the agreement and have received ongoing research funding which could total up to $9.6 million over five years, unless the agreement is terminated earlier. We also may receive milestone payments for identification of gene targets and for each compound selected for development by Lilly. Lilly will receive exclusive worldwide rights to gene targets and human pharmaceutical and related diagnostic products generated under the research program directed to seven specific types of bacteria. We are entitled to royalties on any product sales, and Lilly and PDL have agreed to negotiate co-promotion rights in the U.S. and Canada. In addition, under certain conditions, we will have an option to develop compounds identified through the collaboration.

Nippon Organon/Kanebo. In February 1992, PDL and Kanebo entered into a product licensing agreement whereby Kanebo received an exclusive license to the SMART M195 Antibody for therapeutic uses in certain Asian countries, including Japan, in exchange for a licensing and signing fee, research funding, milestone payments and royalties on product sales, if any. In 1999, in connection with the transfer of Kanebo's research efforts in this area to the pharmaceutical division of Akzo Nobel N.V., Kanebo's rights under this agreement were assigned to Nippon Organon. In January 2000, Nippon Organon relinquished its rights to this antibody.

Scil. In March 1999, we entered into an agreement with Scil for rights to develop and market the SMART Anti-L-Selectin Antibody in Europe. Scil paid us a $3.0 million signing and licensing fee for these rights, and PDL will be entitled to royalties on any product sales. We agreed to make milestone payments to Scil, at our election, upon the achievement of specified clinical and regulatory goals.

SmithKline Beecham. In September 1999, we signed agreements with SB involving two humanized antibodies for the possible treatment of asthma. We obtained a license to SB's humanized anti-IL-4 antibody and granted an exclusive license under our antibody humanization patents to SB for its humanized anti-IL-5 antibody. We are completing the Phase I clinical program for the humanized anti-IL-4 antibody and plan to conduct Phase II trials in asthma patients. We will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless SB pays an opt-in fee at the end of a specified Phase II trial. If SB decides to participate in the further development of the antibody, we will share future development costs and profits at a pre- agreed ratio. We also may receive certain co-promotion rights in the U.S.

     Humanization and Patent Licensing Arrangements.

Yamanouchi Pharmaceutical Co., Ltd.. In February 1991, we entered into an agreement with Yamanouchi to humanize a mouse anti-platelet (anti- gpIIb/IIIa) antibody developed by Yamanouchi for cardiovascular disorders. Yamanouchi is conducting a Phase II clinical trial with the antibody we humanized for them. Yamanouchi has exclusive, worldwide rights to the antibody and is responsible for all development activities. We have received milestone payments and will be entitled to royalties on any sales of the antibody.

Mochida Pharmaceutical Co., Ltd . In December 1995, we entered into an agreement with Mochida to humanize a mouse antibody for use in infectious disease. We received a licensing and signing fee and milestone payments and can earn royalties on any product sales. In addition, we have an option to co-promote the antibody in North America.

Toagosei Co., Ltd. In September 1996, we entered into an agreement with Toagosei to humanize a mouse antibody for treating cancer. We received a licensing and signing fee and milestone payments and can earn royalties on any product sales. In 1997, Toagosei made a $2.0 million private equity investment in our company.

Genetics Institute, Inc. In December 1996, we entered into an agreement with Genetics Institute, now a wholly-owned subsidiary of American Home Products Corporation, to initially humanize three mouse antibodies that regulate an immune system pathway. To date, we have received a $2.5 million licensing and signing fee and three milestone payments. We are entitled to royalties on any product sales. We also received an option to co-promote the products in North America under certain conditions.

Teijin Limited. In March 1997, we entered into an agreement with Teijin to humanize a mouse antibody to a toxin produced by the E. coli O157 bacteria that can cause serious illness or death from the consumption of contaminated food. We have received a licensing and signing fee and milestone payment and are entitled to royalties on any product sales.

Ajinomoto Co., Inc. In July 1997, we entered into an agreement with Ajinomoto to humanize a mouse antibody directed at cardiovascular conditions. We have received a licensing and signing fee and milestone payments and are entitled to royalties on any product sales. In addition, we received certain rights to obtain co-promotion rights to the antibody in North America.

Genentech. In September 1998, we entered into an agreement covering certain patent rights under our humanization patents and under Genentech patents relating to antibody engineering. Genentech paid us a $6.0 million fee, and we paid Genentech a $1.0 million fee. Each company can obtain up to six licenses for humanized antibodies upon payment of an additional fee of at least $1.0 million per antibody, as well as royalties on any product sales. The number of licensed antibodies may be increased and the term of the agreement extended upon payment of additional fees. In November 1998, Genentech exercised certain of its rights under the agreement and obtained a nonexclusive license for Herceptin. Genentech paid us a $1.0 million licensing and signing fee and we currently receive royalties on Herceptin sales.

Progenics. In April 1999, we entered into an agreement to humanize PRO 140, Progenic's novel anti-CCR5 monoclonal antibody that inhibits HIV replication in the laboratory. Progenics paid us a licensing and signing fee and has agreed to make additional payments upon the achievement of certain milestones and to pay royalties on any sales of the antibody.

Fujisawa. In June 1999, we entered into a research agreement with Fujisawa to engineer certain antibodies targeted to the treatment of inflammatory and immunologically-based disorders. The engineering included the use of PDL's patented modification of the constant region of certain types of antibodies. In February 2000, we entered into an agreement to humanize one of these antibodies. Fujisawa paid us a $1.5 million licensing and signing fee. We are entitled to receive milestone payments, annual maintenance fees and royalties on any product sales.

Celltech Chiroscience plc. In December 1999, we entered into a patent rights agreement with Celltech covering certain patents relating to humanized monoclonal antibodies. Under the agreement, Celltech paid us a $3.0 million fee for the right to obtain worldwide licenses under our antibody humanization patents for up to three Celltech antibodies. We paid Celltech an undisclosed fee for the right to obtain worldwide licenses under Celltech's antibody humanization patent for up to three PDL antibodies. When a license is taken by either company, the other will be entitled to an additional license fee. Each company will pay royalties to the other on any sales of licensed antibodies.

Other Patent License Agreements. We have entered into patent license agreements with a number of other companies that are independently developing humanized antibodies. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for an antibody to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition to Herceptin, we receive royalties on sales of Synagis, an antibody developed by MedImmune which is currently marketed in the U.S. and Europe. In addition to Genentech and MedImmune we have entered into patent license agreements since November 1996 with these companies: Sankyo Co., Ltd., Biogen, Inc., IDEC Pharmaceuticals Corporation, NeoRx Corporation, Elan, Tanox, Inc., Medarex, Inc., SmithKline Beecham and a pharmaceutical company whose identity has not been disclosed.

For a discussion of certain risks related to our collaborative, humanization and patent licensing arrangements, see "Risk Factors - Our humanization patents are being opposed and a successful challenge could limit our future revenues; If our collaborations are not successful, we may not be able to effectively develop and market some of our products."

     MANUFACTURING

PDL leases approximately 47,000 square feet of manufacturing, laboratory and office space in Plymouth, Minnesota. Our lease will terminate on February 29, 2004, subject to our options to extend the lease for two additional five year terms. Although these facilities are sufficient for our present manufacturing operations, we believe that we may have to obtain additional manufacturing space in the future and may lease or acquire additional space as required.

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, SmithKline Beecham is responsible for manufacturing the humanized anti-IL-4 antibody and Scil is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards.

The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. See "Risk Factors - Manufacturing difficulties could delay commercialization of our products; Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products; Our business may be harmed if we cannot obtain sufficient quantities of raw materials."

     PATENTS AND PROPRIETARY TECHNOLOGY

Our success depends significantly on our ability to obtain and maintain patent protection for our products and technologies, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material which could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents.

The scope, enforceability and effective term of patents issued to companies, universities and research institutions can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of any patent protection in different countries.

We have been issued patents in the U.S., Europe and Japan which we believe cover many or most humanized antibodies. Some of these patents also cover other aspects of PDL's SMART antibody technology. We have filed similar patent applications in other countries.

PDL's two humanization patents issued by the European Patent Office (EPO) apply in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO procedures provide for an opposition period in which other parties may submit arguments as to why a patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to our first European patent were filed during the opposition period for the patent, including oppositions by major pharmaceutical and biotechnology companies At an oral hearing in March 2000, the Opposition Division (OD) of the EPO decided to revoke the broad claims in our first European patent based on formal matters of European patent law, specifically that there had been an impermissible addition of subject matter after the filing of the original European patent application, but did not provide the rationale behind its decision. The decision upheld claims that protect Zenapax. The OD did not otherwise announce a decision on the issue of whether the claims in our patent are inventive in light of the prior art or other issues of patentability. We plan to appeal the OD's decision to the Technical Board of Appeals at the EPO. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the OD during the appeals process, which is likely to take several years.

Until our appeal regarding our first European patent is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the OD's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. The OD's decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, which might result in us initiating formal legal actions to enforce our rights under our various humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the EPO. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ends in May 2000, and we expect that a significant number of notices of opposition will be filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could materially harm our business and financial condition.

Other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products or impair our competitive position. As a result, we might be required to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or may not be able to market our products at all. For a discussion of certain risks related to competition with our patents and proprietary technology, see "Risk Factors - We may require additional patent licenses in order to manufacture or sell our potential products."

In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

     GOVERNMENT REGULATION

The manufacturing, testing and marketing of our products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous FDA regulation. Additionally, other federal, state and local regulations govern the manufacture, testing, clinical and nonclinical studies to assess safety and efficacy, approval, advertising and promotion of pharmaceutical products. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires a number of years and the expenditure of substantial resources. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

In addition to the requirement for FDA approval of each pharmaceutical product, each pharmaceutical product manufacturing facility must be registered with, and approved by, the FDA. The manufacturing and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the U.S., foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

For marketing of pharmaceutical products outside the U.S., we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the U.S., FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us or our licensees or our marketing partners from marketing potential pharmaceutical products.

Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holders.

     COMPETITION

We are aware that potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune diseases, transplantation, inflammatory conditions and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our SMART antibody technology. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect®, a product competitive with Zenapax, in the U.S. and Europe. Since Novartis launched Simulect in the European Union earlier than Roche, Zenapax may have a smaller market share than Simulect and other available products.

Other competitive factors include:

  the capabilities of our collaborative partners

  product efficacy and safety

  timing and scope of regulatory approval

  product availability, marketing and sales capabilities

  reimbursement coverage

  the amount of clinical benefit of our products relative to their cost method of and frequency of administration of our products

  price of our products, and

  patent protection of our products.

     HUMAN RESOURCES

As of December 31, 1999, we had 284 full-time employees. Of the total, 100 employees were engaged in research and development, 50 in quality assurance and compliance, 52 in clinical and regulatory, 38 in manufacturing and 44 in general and administrative functions. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, virology, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

     ENVIRONMENT

We seek to comply with environmental statutes and the regulations of federal, state and local governmental agencies. We have put into place processes and procedures and maintain records in order to monitor environmental compliance. We may invest additional resources, if required, to comply with applicable regulations, and the cost of such compliance may increase significantly.

     RISK FACTORS

We have a history of operating losses and may not achieve profitability.

Our expenses have generally exceeded revenues. As of December 31, 1999, we had an accumulated deficit of approximately $79.2 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the development of Zenapax and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which we recently obtained development rights, taken together with the continued development of our existing products, will require significant additional funds for development. Our operating expenses may also increase as:

  some of our earlier stage potential products move into later stage clinical development additional potential products are selected as clinical candidates for further development we invest in additional manufacturing capacity

  we defend or prosecute our patents and patent applications, and we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon:

  the seasonality of sales of licensed products

  the existence of competing products

  the marketing efforts of our licensees

  potential reductions in royalties payable to us due to credits for prior payments to us the timing of royalty reports, some of which are required quarterly and others semi-annually,

  our method of accounting for royalty revenues from our licensees, and our ability to successfully defend and enforce our patents.

Other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees and payments for manufacturing services and achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing arrangements.

Our humanization patents are being opposed and a successful challenge could limit our future revenues.

PDL's two humanization patents issued by the European Patent Office (EPO) apply in the United Kingdom, Germany, France, Italy and eight other European countries. The EPO procedures provide for an opposition period in which other parties may submit arguments as to why a patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to our first European patent were filed during the opposition period for the patent, including oppositions by major pharmaceutical and biotechnology companies At an oral hearing in March 2000, the Opposition Division (OD) of the EPO decided to revoke the broad claims in our first European patent based on formal matters of European patent law, specifically that there had been an impermissible addition of subject matter after the filing of the original European patent application, but did not provide the rationale behind its decision. The decision upheld claims that protect Zenapax. The OD did not otherwise announce a decision on the issue of whether the claims in our patent are inventive in light of the prior art or other issues of patentability. We plan to appeal the OD's decision to the Technical Board of Appeals at the EPO. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the OD during the appeals process, which is likely to take several years.

Until our appeal regarding our first European patent is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the OD's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. The OD's decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, which might result in us initiating formal legal actions to enforce our rights under our various humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the EPO. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ends in May 2000, and we expect that a significant number of notices of opposition will be filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could materially harm our business and financial condition.

If we are unable to protect our patents and proprietary technology, we may not be able to compete successfully.

Our success depends significantly on our ability to obtain and maintain patent protection for our products and technologies, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material which could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents.

The scope, enforceability and effective term of patents issued to companies, universities and research institutions can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of any patent protection in different countries.

In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

We may require additional patent licenses in order to manufacture or sell our potential products.

Other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products or impair our competitive position. As a result, we might be required to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or may not be able to market our products at all.

Celltech Chiroscience plc has been granted a patent by the EPO covering humanized antibodies (European Adair Patent), which we have opposed. Celltech has also been issued a corresponding U.S. patent (U.S. Adair Patent) that contains claims that may be considered broader in scope than the European Adair Patent. Recently, we entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by the European or U.S. Adair Patent and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

In addition, if the U.S. Adair Patent or any related patent applications conflict with our U.S. patents or patent applications, we may become involved in proceedings to determine which company was the first to invent the products or processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license (although we have been advised by Roche that it has a license covering Zenapax), which may cover a process that we use to produce our potential products. If our processes were covered by this patent, we might be required to obtain a license under this patent or to significantly alter our processes or products in Europe. We might not be able to successfully alter our processes or products to avoid conflict with this patent or to obtain a license on commercially reasonable terms.

We do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party under this patent. If our processes were covered by this patent, we might be required to obtain a license or to significantly alter our processes or products in the U.S. We might not be able to successfully alter our processes or products to avoid conflict with this patent or to obtain a license on acceptable terms. Moreover, if we do not obtain the required licenses, any alteration of processes or products to avoid conflict with a competitive patent could result in a significant delay in our achieving regulatory approval for the products affected by these alterations.

If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products.

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have conducted only a limited number of clinical trials to date. We may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise. Our potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of our potential products, further adds to the uncertainty of regulatory approval for our potential products.

Larger and later stage clinical trials may not produce the same results as early stage trials. Many companies in the pharmaceutical and biotechnology industries, including PDL, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials.

Research, preclinical testing and clinical trials may take many years to complete and the time required can vary depending on the indication being addressed and the nature of the product. We may at times elect to use aggressive clinical strategies in order to advance potential products through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal testing, where an appropriate animal testing model does not exist, or we may conduct later stage trials based on limited early stage data. As a result, we anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

For example, PDL has entered the SMART M195 Antibody into a Phase III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody. Results from our prior Phase II and Phase II/III studies showed only a limited number of complete and partial remissions. In addition, we initiated a Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of the SMART M195 Antibody. We believe that our Phase III program is reasonable in view of the nature and severity of the disease. We cannot assure you that the study will be successful or that the FDA or European regulatory authorities will agree that the study will be adequate to obtain regulatory approval, even if the study is successful. In addition, the protocol for our Phase III trial includes an interim review by an independent data safety monitoring board. It is possible that the trial could be terminated upon such a review if the interim data do not show a sufficient probability of the trial being successful or if specified safety criteria are not met.

As a second example, the FDA recently placed a clinical hold on clinical trials of our SMART Anti-CD3 Antibody for kidney transplant indications due to their belief that we have not supplied adequate data from our prior trials to support our proposed dosage modifications to the Phase II study for prevention of kidney transplant rejection. Although our clinical trials of this antibody in other indications, such as psoriasis, are not affected by this hold, our clinical studies of this potential product for prevention or treatment of kidney transplant rejection will be delayed in the U.S. until we supply sufficient data to the FDA to justify our desired clinical study designs. Also, we may be required to further modify our clinical study designs to comply with FDA requirements and possibly to conduct additional Phase I trials before proceeding with Phase II trials. Accordingly, there can be no assurance that we will be able, or will choose, to proceed with development of this antibody for either or both of the transplant indications.

We may be unable to enroll sufficient patients to complete our clinical trials.

The rate of completion of our clinical trials, and those of our collaborators, is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

  the size of the patient population

  perceived risks and benefits of the drug under study

  availability of competing therapies

  availability of clinical trial sites

  design of the protocol

  proximity of and access by patients to clinical sites

  patient referral practices of physicians

  eligibility criteria for the study in question, and

  efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

We may have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we may have to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

We may be unable to obtain or maintain regulatory approval for our products.

The manufacturing, testing and marketing of our products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous FDA regulation. Additionally, other federal, state and local regulations govern the manufacture, testing, clinical and nonclinical studies to assess safety and efficacy, approval, advertising and promotion of pharmaceutical products. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires a number of years and the expenditure of substantial resources. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

In addition to the requirement for FDA approval of each pharmaceutical product, each pharmaceutical product manufacturing facility must be registered with, and approved by, the FDA. The manufacturing and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the U.S., foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

For marketing of pharmaceutical products outside the U.S., we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the U.S., FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us or our licensees or our marketing partners from marketing potential pharmaceutical products.

Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the BLA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holders.

Our revenues from licensed technologies depend on the efforts and successes of our licensees.

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees, such as Roche, will be affected by competitive products, including potential competing therapies that are marketed by the licensee or others.

If our collaborations are not successful, we may not be able to effectively develop and market some of our products.

We have collaborative agreements with several pharmaceutical and other companies to develop, manufacture and market Zenapax and some of our potential products. In some cases, we are relying on our collaborative partners to manufacture such products, to conduct clinical trials, to compile and analyze the data received from these trials, to obtain regulatory approvals and, if approved, to market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review clinical data prior to or following public announcement.

Our collaborative agreements can generally be terminated by our partners on short notice. A collaborator may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us or our collaborative effort. Even if a collaborator continues its contributions to the arrangement, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

Continued funding and participation by collaborative partners will depend on the timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include:

  the commitment of management of the collaborative partners to the continued development of the licensed products or technology the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, and the relative advantages of alternative products or technology being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

Our ability to enter into new collaborations and the willingness of our existing collaborators to continue development of our potential products depends upon, among other things, our patent position with respect to such products. If we are unable to successfully maintain our patents we may be unable to collect royalties on existing licensed products or enter into additional collaborations and agreements.

Our lack of experience in sales, marketing and distribution may hamper market introduction and acceptance of our products.

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with collaborative partners. To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and dependent on the efforts of third parties.

Manufacturing difficulties could delay commercialization of our products.

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, SmithKline Beecham is responsible for manufacturing the humanized anti-IL-4 antibody and Scil is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, we and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, Roche has received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, at least two deviations in the manufacture of Zenapax were noted. If Roche were not able to correct these and any other deficiencies in the manufacture of Zenapax in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could materially impair our competitive position.

We do not have experience in manufacturing commercial quantities of our potential products, nor do we currently have sufficient capacity to manufacture all of our potential products on a commercial scale. In order to obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are reviewing plans to expand our manufacturing capacity, including possible acquisition and conversion of an existing building into a manufacturing plant. If we implement these plans we will incur substantial costs. Any construction delays could impair our ability to produce adequate supplies of our potential products for clinical use or commercial sale on a timely basis. Further, we may be unable to improve and expand our manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of these products and could impair our competitive position.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. This is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development, such as the SMART M195 and SMART Anti-CD3 Antibodies. These manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

Our business may be harmed if we cannot obtain sufficient quantities of raw materials.

We depend on outside vendors for the supply of raw materials used to produce our product candidates. Once a supplier's materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. If the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct preclinical testing and clinical trials of product candidates would be adversely affected. This could impair our competitive position.

Our revenue may be adversely affected by competition and rapid technological change.

We are aware that potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune diseases, transplantation, inflammatory conditions and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our SMART antibody technology. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulectr, a product competitive with Zenapax, in the U.S. and Europe. Since Novartis launched Simulect in the European Union earlier than Roche, Zenapax may have a smaller market share than Simulect and other available products.

Other competitive factors include:

  the capabilities of our collaborative partners

  product efficacy and safety

  timing and scope of regulatory approval

  product availability, marketing and sales capabilities

  reimbursement coverage

  the amount of clinical benefit of our products relative to their cost method of and frequency of administration of our products

  price of our products, and

  patent protection of our products.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we will have to retain our qualified clinical, manufacturing, scientific and management personnel. Because we are located in a high technology area, we face competition for personnel from other companies, academic institutions, government entities and other organizations. We are currently conducting a search for a chief financial officer and a vice president of marketing, as well as other senior management positions. If we are unsuccessful in filling these positions or retaining qualified personnel, our business could be impaired.

We may be subject to product liability claims, and our insurance coverage may not be adequate to cover these claims.

We face an inherent business risk of exposure to product liability claims in the event that the use of products during research and development efforts or after commercialization results in adverse effects. This risk will exist even with respect to any products that receive regulatory approval for commercial sale. While we have obtained liability insurance for our products, it may not be sufficient to satisfy any liability that may arise. Also, adequate insurance coverage may not be available in the future at acceptable cost, if at all.

We may require additional funds that may be difficult to obtain in order to continue our business activities as planned.

Our operations to date have consumed substantial amounts of cash. We will be required to spend substantial funds in conducting clinical trials, to expand our marketing capabilities and efforts, to expand existing research and development programs, to develop and expand our development and manufacturing capabilities and to defend or prosecute our patents and patent applications.

In order to develop and commercialize our products, we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. Additional financing may not be available on acceptable terms, if at all, and may only be available on terms dilutive to existing stockholders or that would increase the amount of our indebtedness. Our inability to secure adequate funds on a timely basis could result in the delay or cancellation of programs that we might otherwise pursue.

We may incur significant costs in order to comply with environmental regulations or to defend claims arising from accidents involving the use of hazardous materials.

We are subject to federal, state and local laws and regulations governing the use, discharge, handling and disposal of materials and wastes used in our operations. As a result, we may be required to incur significant costs to comply with these laws and regulations. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities which exceed our resources. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

Changes in the U.S. and international health care industry could adversely affect our revenues.

The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payors may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the U.S., pricing approval is required before sales can commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to maintain prices sufficient to realize an appropriate return on our investment in product development. Also, the trend towards managed health care in the U.S. and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our products. These factors will also affect the products that are marketed by our collaborative partners.

Our common stock price is volatile and an investment in our company could decline in value.

Market prices for securities of biotechnology companies (including PDL) have been highly volatile so that investment in our securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

  developments or disputes as to patent or other proprietary rights disappointing sales of approved products

  approval or introduction of competing products and technologies results of clinical trials

  failures or unexpected delays in obtaining regulatory approvals or FDA advisory panel recommendations delays in manufacturing or clinical trial plans

  fluctuations in our operating results

  disputes or disagreements with collaborative partners

  market reaction to announcements by other biotechnology or pharmaceutical companies announcements of technological innovations or new commercial therapeutic products by us or our competitors initiation, termination or modification of agreements with our collaborative partners loss of key personnel

  litigation or the threat of litigation

  public concern as to the safety of drugs developed by us

  sales of our common stock held by collaborative partners or insiders comments and expectations of results made by securities analysts, and general market conditions.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly. A significant drop in the price of a company's common stock often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial costs and a diversion of management's attention and resources.

ITEM 2. PROPERTIES

PDL owns two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. We relocated our California headquarters and research and development facilities to this space beginning in September 1998. We also lease an additional 43,000 square feet of laboratory and office space at the site of our former headquarters and research and development facilities in Mountain View, California. In 1998, we subleased all of that space to two other companies. The subleases are scheduled to terminate on December 31, 2000, the termination date of our lease with respect to that space.

PDL also leases approximately 47,000 square feet of manufacturing, laboratory and office space in Plymouth, Minnesota. Our lease will terminate on February 29, 2004, subject to our options to extend the lease for two additional five year terms. Although these facilities are sufficient for our present manufacturing operations, we believe that we may have to obtain additional manufacturing space in the future and may lease or acquire additional space as required.

We own substantially all of the equipment used in our facilities. See Note 4 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. Eighteen notices of opposition to our first European patent were filed during the opposition period for the patent, including oppositions by major pharmaceutical and biotechnology companies. At an oral hearing in March 2000, the Opposition Division (OD) of the EPO decided to revoke the broad claims in our first European patent based on formal matters of European patent law, specifically that there had been an impermissible addition of subject matter after the filing of the original European patent application, but did not provide the rationale behind its decision. The decision upheld claims that protect Zenapax. The OD did not otherwise announce a decision on the issue of whether the claims in our patent are inventive in light of the prior art or other issues of patentability. We plan to appeal the OD's decision to the Technical Board of Appeals at the EPO. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the OD during the appeals process, which is likely to take several years.

Until our appeal regarding our first European patent is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the OD's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. The OD's decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, which might result in us initiating formal legal actions to enforce our rights under our various humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the EPO. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ends in May 2000, and we expect that a significant number of notices of opposition will be filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could materially harm our business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY ($)

          1998               High       Low
------------------------- ---------- ----------
First Quarter                 46.25      34.63
Second Quarter                39.50      20.13
Third Quarter                 26.25      16.75
Fourth Quarter                27.25      16.50

          1999               High       Low
------------------------- ---------- ----------
First Quarter                 26.50      13.25
Second Quarter                22.00      14.38
Third Quarter                 36.13      22.13
Fourth Quarter                72.63      32.25

Our Common Stock trades on the Nasdaq National Market under the symbol "PDLI." Prices indicated above are the high and low closing bid prices as reported by the Nasdaq National Market System for the periods indicated. We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 1999, we had approximately 174 common stockholders of record. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The market for the our securities is volatile. See "Risk Factors."

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except net loss per share data)

                                               Years Ended December 31,
                                 -------------------------------------------------
                                   1999      1998      1997      1996      1995
                                 --------- --------- --------- --------- ---------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
  Revenues:
   Revenue under agreements with
    third parties - related (1)      $ --      $ --      $ --   $11,000   $10,333
   Revenue under agreements with
    third parties - other (1)      26,811    21,325    11,137     5,500     1,075
   Interest and other income        8,943     9,503     9,118     6,100     6,205
                                 --------- --------- --------- --------- ---------
      Total revenues               35,754    30,828    20,255    22,600    17,613
 Costs and expenses:
   Research and development        36,090    31,645    25,614    28,795    20,803
   General and administrative       9,842     8,685     6,629     5,601     5,163
   Special charge (2)                 --        --     11,887       --        --
   Interest expense                   155       --        --        --          1
                                 --------- --------- --------- --------- ---------
      Total costs and expenses     46,087    40,330    44,130    34,396    25,967
                                 --------- --------- --------- --------- ---------
 Net loss                        ($10,333)  ($9,502) ($23,875) ($11,796)  ($8,354)
                                 ========= ========= ========= ========= =========
 Basic and diluted net loss
 per share (3)                     ($0.55)   ($0.51)   ($1.35)   ($0.76)   ($0.54)
                                 ========= ========= ========= ========= =========
 Shares used in computation of
 basic and diluted net loss
 per share                         18,698    18,525    17,649    15,604    15,343
                                 ========= ========= ========= ========= =========

                                                  December 31,
                                -------------------------------------------------
                                     1999      1998      1997      1996      1995
                                --------- --------- --------- --------- ---------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments                   $137,237  $143,439  $163,655   $99,667  $107,065
Working capital                   22,669    82,394    66,490    74,221    43,522
Total assets                     182,551   171,850   175,026   110,331   116,412
Accumulated deficit              (79,217)  (68,884)  (59,382)  (35,507)  (23,711)
Total stockholders' equity       164,743   162,496   168,468   105,112   112,856

(1) Certain amounts in the category "Revenue under agreements with third parties-related" for the years ended December 31, 1995 and 1996 have been reclassified under the category "Revenue under agreements with third parties-other" based on a determination that one of the Company's collaborative partners was not a related party during these periods. The total research and development revenue for these periods is unchanged.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of December 31, 1999, we had an accumulated deficit of approximately $79.2 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the development of Zenapax® and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which we recently obtained development rights, taken together with the continued development of our existing products, will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi-annually, our method of accounting for royalty revenues from our licensees and our ability to successfully defend and enforce our patents. Other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees and payments for manufacturing services and achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of revenue from any future collaborations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that SAB 101 and the adoption of SAB 101 in the second quarter of 2000, may have on the results of our operations or our financial position.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing arrangements and due to our policy of recording expenses under collaborative agreements during the quarter in which such expenses are reported to us.

     RESULTS OF OPERATIONS

     Years ended December 31, 1999, 1998 and 1997

Our total revenues were $35.8 million in 1999 as compared to $30.8 million in 1998 and $20.3 million in 1997.

Total research and development revenues represented $26.8 million, $21.3 million and $11.1 million of total revenues in 1999, 1998 and 1997, respectively. Research and development revenues include royalties, licensing and signing fees, milestone payments, research and development reimbursement funding and license maintenance fees. The increase in total research and development revenues in 1999 from the prior years was primarily attributable to an increase in royalties during the period. Of the amounts we expended for research and development, $2.4 million in 1999, $1.8 million in 1998 and $0.1 million in 1997 represented third-party funded research and development activities (not including licensing and signing fees, milestone payments and product sales).

Interest and other income decreased to $8.9 million in 1999 from $9.5 and $9.1 million in 1998 and 1997, respectively. This decrease in 1999 is primarily attributable to the decreased interest earned on our lower investment balances as a result of cash used in our operating activities.

Total costs and expenses increased to $46.1 million in 1999 from $40.3 million in 1998 and $44.1 million in 1997. In 1997, we incurred a non- cash special charge of $11.9 million associated with the extension of the term of certain stock options that were granted prior to February 1995. The special charge is expected to be non-recurring and conforms the term of previously granted stock options, which was six years, to those granted beginning February 1995, ten years. Exercise prices of the stock options were not altered.

Research and development expenses in 1999 increased to $36.1 million from $31.6 million in 1998 and $25.6 million in 1997. The increase in 1999 costs and expenses as compared to 1998 was primarily a result of the addition of staff, the initiation and continuation of clinical trials and expansion of pharmaceutical development capabilities including support for both clinical development and manufacturing process development.

General and administrative expenses for 1999 increased to $9.8 million from $8.7 million in 1998 and $6.6 million in 1997. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support our expanding operations.

     LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily through public and private placements of equity securities, research and development revenues, interest income on invested capital and a private placement of $150 million in convertible subordinated notes in February 2000. At December 31, 1999, we had cash, cash equivalents and investments in the aggregate of $137.2 million, compared to $143.4 million at December 31, 1998 and $163.7 million at December 31, 1997. This decrease in cash resources in 1999 primarily reflects our purchase of our Fremont, California headquarters and research and development facility in September 1999 and increased research and development expenditures. In 1998, we invested approximately $12.2 million in our new Fremont, California headquarters and research and development facility for construction of these new facilities and related improvements, including expanded laboratory and development facilities.

As set forth in the Statements of Cash Flows, net cash used in our operating activities was approximately $11.0 million for the year ended December 31, 1999 compared to approximately $6.5 million in 1998 and $7.6 million in 1997. The increase in 1999 was primarily due to our purchase of our Fremont, California headquarters and research and development facility in September 1999 and increased research and development expenditures.

As set forth in the Statements of Cash Flows, net cash used in our investing activities for the year ended December 31, 1999 was $24.7 million compared to net cash provided by our investing activities of $21.2 million in 1998 and used in our investing activities of $72.1 million in 1997. The change in 1999 was primarily the result of our reinvestment activities associated with the purchases of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by our financing activities for the year ended December 31, 1999 was $24.9 million compared to $3.9 million in 1998 and $74.9 million in 1997. The change in 1999 was primarily the result of the exercise of outstanding stock options and proceeds associated with the long-term financing of our purchase of our Fremont, California facilities.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis, Herceptin and Zenapax; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. We believe that existing capital resources including the proceeds of the issue and sale in February 2000 of $150,000,000 of our 5.50% Convertible Subordinated Notes due February 15, 2007, will be adequate to satisfy our capital needs through at least 2002.

     YEAR 2000 COMPLIANCE UPDATE

We did not experience any computer or systems problems relating to the Year 2000. Upon review of our internal and external systems during 1999, we determined that we did not have any material exposure to such computer problems and that the software and systems required to operate our business and provide our services were Year 2000 compliant. As a result, we did not incur, and do not expect to incur, any material expenditures relating to Year 2000 systems remediation.

ITEM 7a. MARKET RISKS

We do not use derivative financial instruments for speculative or trading purposes. We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. If market interest rates were to increase by 100 basis points from December 31, 1999 levels, the fair value of the portfolio would decline by approximately $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                             December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                     ASSETS
  Current assets:
     Cash and cash equivalents                            $17,138     $27,907
     Short-term investments                                 6,896      59,233
     Contract receivable                                    3,000          --
     Other current assets                                   3,719       4,608
                                                        ----------  ----------
      Total current assets                                 30,753      91,748
     Property and equipment, net                           38,047      23,016
     Long-term investments                                113,202      56,299
     Other assets                                             549         787
                                                        ----------  ----------
                                                         $182,551    $171,850
                                                        ==========  ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                        $877      $1,310
     Accrued compensation                                   1,090         925
     Other accrued liabilities                              3,474       4,884
     Deferred revenue                                       2,275       2,235
     Current portion of long-term debt                        368          --
                                                        ----------  ----------
      Total current liabilities                             8,084       9,354

     Long-term debt                                         9,724          --
                                                        ----------  ----------
       Total liabilities                                   17,808       9,354

  Commitments

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                        --          --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 19,281
      and 18,595 issued and outstanding at
      December 31, 1999 and December 31, 1998,
      respectively                                            193         186
     Additional paid-in capital                           245,812     231,035
     Accumulated deficit                                  (79,217)    (68,884)
     Accumulated other comprehensive income                (2,045)        159
                                                        ----------  ----------
      Total stockholders' equity                          164,743     162,496
                                                        ----------  ----------
                                                         $182,551    $171,850
                                                        ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net loss per share data)

                                              Year Ended December 31,
                                         ---------------------------------
                                            1999       1998       1997
                                         ---------- ---------- -----------
Revenues:
 Revenue under agreements with third
   parties - other                         $26,811    $21,325     $11,137
 Interest and other income                   8,943      9,503       9,118
                                         ---------- ---------- -----------
 Total revenues                             35,754     30,828      20,255

Costs and expenses:
 Research and development                   36,090     31,645      25,614
 General and administrative                  9,842      8,685       6,629
 Special charge                                 --         --      11,887
 Interest expense                              155         --         --
                                         ---------- ---------- -----------
 Total costs and expenses                   46,087     40,330      44,130
                                         ---------- ---------- -----------
Net loss                                  ($10,333)   ($9,502)   ($23,875)
                                         ========== ========== ===========

Basic and diluted net loss per share        ($0.55)    ($0.51)     ($1.35)
                                         ========== ========== ===========
Shares used in computation of basic
   and diluted net loss per share           18,698     18,525      17,649
                                         ========== ========== =============

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share and shares of common stock data)

                                                                                 Accumulated
                                                                                    Other       Total
                                      Common Stock     Additional                 Compre-      Stock-
                                   --------------------   Paid-in   Accumulated    hensive     holders'
                                     Shares     Amount    Capital     Deficit      Income       Equity
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1996       15,759,089     $158    $140,328     ($35,507)       $133    $105,112
Follow-on public offering of
  common stock at $32.00 per
  share (net underwriters
  discount of $4,004 and
  offering expenses of $665)        2,275,000       22      68,109                               68,131
Issuance of common stock to
  investor at $44.875 per
  share                                44,568                2,000                                2,000
Issuance of common stock to
  employees, consultants and
  outside directors for cash          269,320        3       4,769                                4,772
Extension of term of certain
  stock options                                             11,887                               11,887
Comprehensive Income (Loss)
  Net loss                                                              (23,875)                (23,875)
Other comprehensive income (loss)
  Unrealized gain on
  securities                                                                            441         441
                                                                                              ----------
Total comprehensive income (loss)                                                               (23,434)
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1997       18,347,977      183     227,093      (59,382)        574     168,468
Issuance of common stock to
  employees, consultants and
  outside directors for cash          247,272        3       3,942                                3,945
Comprehensive Income (Loss)
  Net loss                                                               (9,502)                 (9,502)
Other comprehensive income (loss)
  Unrealized loss on
  securities                                                                           (415)       (415)
                                                                                              ----------
Total comprehensive income (loss)                                                                (9,917)
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1998       18,595,249      186     231,035      (68,884)        159     162,496
Issuance of common stock to
  employees, consultants and
  outside directors for cash          686,510        7      14,777                               14,784
Comprehensive Income (Loss)
  Net loss                                                              (10,333)                (10,333)
Other comprehensive income (loss)
  Unrealized loss on
  securities                                                                         (2,204)     (2,204)
                                                                                              ----------
Total comprehensive income (loss)                                                               (12,537)
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1999       19,281,759     $193    $245,812     ($79,217)    ($2,045)   $164,743
                                   =========== ======== =========== ============ ===========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(In thousands)

                                                   Year Ended December 31,
                                                -----------------------------
                                                  1999      1998      1997
                                                --------- --------- ---------
Cash flows from operating activities:
  Net loss                                      ($10,333)  ($9,502) ($23,875)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                  3,538     3,690     3,244
    Other                                           (413)      303      (706)
    Special charge                                    --        --    11,887
  Changes in assets and liabilities:
    Other current assets                          (2,111)   (3,829)      470
    Accounts payable                                (433)      835      (554)
    Accrued liabilities                           (1,245)    1,330       289
    Deferred revenue                                  40       631     1,604
                                                --------- --------- ---------
Total adjustments                                   (624)    2,960    16,234
                                                --------- --------- ---------
    Net cash used in operating activities        (10,957)   (6,542)   (7,641)

Cash flows from investing activities:
  Purchases of short and long term investments   (81,336) (166,120) (317,482)
  Maturities of short and long term investments   74,900   204,300   249,681
  Capital expenditures                           (18,815)  (16,751)   (4,565)
  Proceeds from sale of equipment                    325        --        --
  Decrease (increase) in other assets                238      (191)      229
                                                --------- --------- ---------
    Net cash provided by (used in)
       investing activities                      (24,688)   21,238   (72,137)

Cash flows from financing activities:
  Proceeds from issuance of capital stock         14,784     3,945    74,903
  Proceeds from issuance of long-term debt        10,150        --        --
  Payments on long-term debt                         (58)       --        --
                                                --------- --------- ---------
    Net cash provided by financing activities     24,876     3,945    74,903
                                                --------- --------- ---------
Net increase (decrease) in cash and
  cash equivalents                               (10,769)   18,641    (4,875)
Cash and cash equivalents at beginning of year    27,907     9,266    14,141
                                                --------- --------- ---------
Cash and cash equivalents at end of year         $17,138   $27,907    $9,266
                                                ========= ========= =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1. Summary of Significant Accounting Policies

Organization and Business

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of December 31, 1999, we had an accumulated deficit of approximately $79.2 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the development of Zenapax and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which we recently obtained development rights, taken together with the continued development of our existing products, will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from new corporate collaborations or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi-annually, our method of accounting for royalty revenues from our licensees and our ability to successfully defend and enforce our patents. Other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees and payments for manufacturing services and achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of revenue from any future collaborations.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing arrangements and due to our policy of recording expenses under certain collaborative agreements during the quarter in which such expenses are reported to us.

Principles of Consolidation

During the third quarter of 1999, we formed two wholly owned subsidiaries to facilitate the purchase of the Company's Fremont, California facilities. The consolidated financial statements include the accounts of Protein Design labs, Inc. and its wholly-owned subsidiaries, Fremont Holding L.L.C. and Fremont Management, Inc., after elimination of inter-company accounts and transactions.

Cash Equivalents, Investments and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash, short-term and long-term investments with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

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

Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party. Non- refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved. Non-refundable signing and licensing fees under patent licensing agreements are recognized as revenue when there are no future performance obligations remaining with respect to such fees.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that SAB 101 and the adoption of SAB 101 in the second quarter of 2000, may have on the results of our operations or our financial position.

Net Loss Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents from outstanding stock options are not included as their effect is antidilutive.Had we been in a net income position, diluted earnings per share for 1999, 1998, and 1997 would have included an additional 615,000, 527,000, and 1,052,000 shares, respectively, related to our outstanding stock options.

Comprehensive Loss

In accordance with Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income" (FAS 130), we are required to display comprehensive loss and its components as part of our complete set of financial statements. The measurement and presentation of net loss did not change. Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from our net loss, Specifically FAS 130 requires unrealized gains and losses on our holdings of available-for- sale securities. Comprehensive loss for the years ended December 31, 1999, 1998 and 1997 is reflected in the Statements of Stockholders' Equity.

Segment Disclosure

In accordance with Financial Accounting Standards Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. We have no significant product revenue and have only one segment with facilities solely within the United States. As a result, the adoption of FAS 131 had no impact on our reporting.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activites. In July 1999, the Financial Accounting Standards Board announced the delay of the effective date of FAS 133 for one year, to the first quarter of 2001. However, we have reviewed FAS 133 and because we do not use derivatives, the adoption of FAS 133 is not expected to have an effect on our results of operations or our financial position.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts which may actually be realized.

Property and Equipment

Land, property and equipment are stated at cost less accumulated straight-line depreciation and amortization and consist of the following:

(In thousands)

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
 Land                                          $6,790         --
 Building and improvements                     21,720         --
 Leasehold improvements                         4,322     16,967
 Laboratory and manufacturing equipment        18,057     16,468
 Computer and office equipment                  4,785      4,625
 Furniture and fixtures                         1,294      1,015
                                            ---------- ----------
                                               56,968     39,075
 Less accumulated depreciation                (18,921)   (16,059)
                                            ---------- ----------
                                              $38,047    $23,016
                                            ========== ==========

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements                      15 to 30 years

Leasehold improvements                          Term of lease

Laboratory and manufacturing equipment          7 years

Computer and office equipment                   3 years

Furniture and fixtures                          7 years

2. Collaborative, Humanization and Patent Licensing Arrangements

Roche

We have entered into product licensing agreements with Hoffmann-La Roche Inc. and its affiliates (Roche) for Zenapax, a humanized antibody created by us. Since 1998, we have received royalties from the sales of Zenapax by Roche. Royalties payable to us are subject to certain offsets for milestones, patent expenses, third party license fees and royalties paid by Roche under the agreements. The product licensing agreements may be terminated by Roche upon 90 days notice, in which event rights licensed to Roche will revert back to us.

In October 1999, we entered into agreements with Roche to accelerate the development of Zenapax for the potential treatment of autoimmune diseases. We assumed worldwide responsibility for the clinical development of Zenapax in autoimmune diseases at our cost. Roche is to supply, at no cost to us, certain quantities of Zenapax for use in clinical testing; we may, but are under no obligation to, purchase additional quantities.

In return for undertaking clinical development in autoimmune indications, we will receive a significant share of Zenapax revenues from sales for autoimmune indications in the form of revenue sharing with Roche. We will receive the majority of net sales for all autoimmune indications in the United States and Canada.

SmithKline

In September 1999, we entered into agreements with SmithKline Beecham (SB) relating to two humanized antibodies discovered by SB for the potential treatment of asthma. Under the terms of the agreements, we obtained a license to SB's humanized antibody to interleukin-4 (anti-IL- 4). We granted an exclusive license under our antibody humanization patents to SB for our humanized antibody to interleukin-5 (anti-IL-5).

Under the arrangement, we will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless SB pays an opt-in fee at the end of Phase II clinical development. If SB elects to participate, the two companies will share future development costs and profits at a pre-agreed ratio. We may also receive certain co-promotion rights in the U.S.

We granted SB a worldwide, exclusive license to humanized antibodies directed to IL-5 under our humanization patents. SB paid us a licensing fee and will pay maintenance fees and royalties on future sales, if any. We also granted SB an option to three licenses under our humanization patents for which SB will make additional payments to us upon exercise.

Scil Biomedicals GmbH

In March 1999, we entered into an agreement with Scil Biomedicals GmbH (Scil) for rights to develop and market our SMARTTM (humanized) Anti-L- Selectin Antibody in Europe. Scil paid us a $3.0 million non-refundable, non-creditable signing and licensing fee for rights to the SMART Anti-L- Selectin Antibody in the territory, and we will be entitled to royalties on sales, if any. The agreement provides for us to make milestone payments to Scil, at our election, upon the achievement of specified clinical and regulatory goals.

Lilly

In December 1997, we entered into a research, development and licensing agreement with Eli Lilly & Company (Lilly). We received a non-refundable licensing and signing fee under the agreement of $3.0 million in 1997, of which we recognized $1.35 million in 1997. We recognized $2.4 million and $1.8 million in research and development funding under the agreement in 1999 and 1998, respectively. Related costs under the agreement are anticipated to approximate the related research and development funding revenue and the costs incurred are included in research and development expenses in the accompanying financial statements. The agreement further provides for additional annual research funding of $2.4 million for the third through fifth years if the agreement is not earlier terminated. In addition, under this agreement we can earn milestones, receive royalty payments on net sales of licensed products and negotiate co-promotion rights in the U.S. and Canada. The agreement may be terminated by Lilly upon written notice ranging from 90-180 days upon the occurrence of certain events, including the event that certain key personnel are no longer associated with us or are unable to fulfill certain obligations under the agreement with Lilly.

Humanization Agreements

We have entered into a number of antibody humanization agreements pursuant to which we have performed antibody humanization services and granted patent licenses to specified antibody targets. Generally, under these agreements, we received a licensing and signing fee and the right to receive milestone payments for achievement of certain specified milestones, as well as royalties on product sales, if any. Under some of these agreements, we received certain rights to co-promote the product.

Patent Licensing Arrangements

In December 1999, we entered into a patent rights agreement with Celltech Chiroscience plc (Celltech) covering certain intellectual property in the field of humanized monoclonal antibodies. Under the agreement, Celltech paid a $3.0 million non-creditable, non-refundable up-front fees for rights to worldwide non-exclusive licenses under our antibody humanization patents (generally referred to as the Queen et al. patents) for up to three Celltech antibodies. Concurrently, we paid Celltech a non-creditable, non-refundable up-front fee for rights to worldwide non-exclusive licenses under Celltech's antibody humanization patent (Adair patent) for up to three of our antibodies. Further, upon exercise of a license for a particular antibody, we or Celltech will pay an additional license fee to the other company. Each company will pay royalties to the other on potential sales of licensed antibodies, if any.

In 1998, we entered into an arrangement with Genentech, Inc. (Genentech) pursuant to which either party may obtain a nonexclusive license to certain intellectual property rights related to monoclonal antibodies held by the other party. Under the arrangement, we received a $6.0 million non-refundable signing and licensing fee recognized as revenue and paid $1.0 million in expenses in 1998. In 1998, Genentech exercised its rights to obtain a license under the arrangement and entered into a nonexclusive license agreement for Herceptin® pursuant to which we recognized an additional $1.0 million in income. The license for Herceptin also includes the payment of royalties to us based on product sales.

We have entered into numerous patent licensing agreements relating to antibodies humanized by other companies. Generally, under these agreements, we granted a worldwide, nonexclusive or exclusive license under our humanized antibody patents to the other company for an antibody to a specific target antigen. In each case, we received a licensing and signing fee and the right to receive royalties on net sales of licensed products. Under some of these agreements, we could also receive milestone payments.

3. Other Accrued Liabilities

At December 31, other accrued liabilities consisted of the following:

(In thousands)

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
   Employee stock purchase plan                  $477       $443
   Clinical trials                                712      1,293
   Accrued rent                                    19         21
   Construction payable                            --      1,307
   Contract payable                               660         --
   Other accrued liabilities                    1,606      1,820
                                            ---------- ----------
                                               $3,474     $4,884
                                            ========== ==========

We have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on our estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.

4. Commitments

We occupy or are responsible for leased facilities under agreements that expire in 2000 and 2004. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $2.7 million, $2.5 million, and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1998, the Company subleased its Mountain View, California facility to two third parties. Under these subleases, the Company recognized rental income of approximately $1.2 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999 the total future minimum non-cancelable payments under these operating lease agreements are approximately as follows (in thousands):

   2000                                        $1,545
   2001                                           525
   2002                                           520
   2003                                           495
   2004                                           160
                                            ----------
   Total                                       $3,245
                                            ==========

Effective in June 1997, the Company entered into a Sponsored Research Agreement with Stanford University (Stanford) to provide funding and equipment support over a period of 3 years for the laboratory of Stanley Falkow, Ph.D. In 1999 and 1998, the Company provided approximately $0.6 million in annual funding and equipment support under this commitment. Dr. Falkow resigned as a member of the Board of Directors in September 1998. The funding arrangement provides us with certain exclusive rights to intellectual property resulting from the research efforts in Dr. Falkow's laboratory at Stanford during the funding period.

5. Short- and Long-Term Investments

We invest our excess cash balances primarily in short-term and long-term marketable securities and U.S. government and government agency notes. These securities are classified as available-for-sale. Available-for- sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method, when applicable.

The following is a summary of available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

                                           Available-for-Sale Securities
                                     -----------------------------------------
                                                  Gross      Gross     Estimated
                                                Unrealized Unrealized    Fair
                                       Cost       Gains      Losses      Value
                                     ---------  ---------  ---------  ---------
December 31, 1999

Securities of the
 U.S. Government and
 its agencies                        $115,385        $ --    ($2,183)  $113,202
 U.S. corporate securities              9,808         138         --      9,946
                                     ---------   ---------   --------- ---------
Total debt securities                $125,193        $138    ($2,183)  $123,148
                                     =========   =========   ========= =========

December 31, 1998

Securities of the
 U.S. Government and
 its agencies                        $115,373        $232       ($99)  $115,506
 U.S. corporate securities             13,922          27         (1)    13,948
                                     ---------   ---------   --------- ---------
Total debt securities                $129,295        $259      ($100)  $129,454
                                     =========   =========   ========= =========

During 1999 and 1998, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in each of these years were held to maturity. The remaining contractual period until maturity of short-term and long-term investments generally range from 0 to 1 month, and 16 to 28 months, respectively.

6. Stockholders' Equity

1997 Public Offering

In March 1997, we completed a public offering in which we sold 2,275,000 shares of common stock at a price per share of $32.00. The net proceeds of this offering were approximately $68.2 million.

1997 Private Placement

In October 1997, we entered into a Stock Purchase Agreement with Toagosei pursuant to which we sold 44,568 shares of our Common Stock to Toagosei at a price of $44.875. The net proceeds of this offering were approximately $2.0 million.

1991 Stock Option Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan (Option Plan). We reserved 4,000,000 shares of common stock for the grant of options under the Option Plan. At December 31, 1999, 237,346 shares were available for grant.

At December 31, 1999, options to purchase 960,460 shares were exercisable at prices ranging from $6.25 to $43.75. Options granted under the Option Plan generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years in the case of employees, and ratably over two or five years in the case of advisors and consultants.

Outside Directors' Stock Option Plan

In February 1992 the Board of Directors adopted the Outside Directors' Stock Option Plan (Directors' Plan). We reserved 200,000 shares of common stock for the grant of options under the Directors' Plan. Through December 31, 1999, the Company granted options to purchase 165,000 shares at exercise prices ranging from $7.25 to $38.75 per share, of which 25,000 were canceled. At December 31, 1999 55,500 were exercisable. Options granted pursuant to the Directors' Plan vest ratably over five years. A total of 33,000 options were exercised through December 31, 1999.

1993 Employee Stock Purchase Plan

In February 1993, the Board of Directors adopted the 1993 Employee Stock Purchase Plan (Employee Purchase Plan). We reserved 300,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan, At December 31, 1999, 65,304 shares remain available for purchase. Eligibility to participate in the Employee Purchase Plan is essentially limited to full time employees who own less than 5% of the outstanding shares. Under the Employee Purchase Plan, eligible employees can purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 1999, an aggregate of 46,200 shares were purchased by employees under the Employee Purchase Plan at prices of $18.86 or $19.66 per share.

1999 Nonstatutory Stock Option Plan

In August 1999, the Board of Directors adopted the 1999 Nonstatutory Stock Option Plan (the Nonstatutory Option Plan). We reserved 1,000,000 shares of common stock for the grant of options under the Nonstatutory Option Plan. As of December 31, 1999, 721,883 shares were available for grant.

At December 31, 1999, options to purchase 20,256 shares were exercisable at a price of $26.56. Options granted under the Nonstatutory Option Plan, pursuant to the standard form of option agreement for employees, vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years.

In August 1999, we granted supplemental options under the Nonstatutory Option Plan to employees (excluding officers and directors) who had options with exercise prices greater than $29.00 under the 1991 Stock Option Plan, the then current market price of our common stock. These supplemental grants vest monthly over a two year period beginning September 1999. The vesting on the corresponding original grants under the 1991 Stock Option Plan was halted and will resume in September 2001.

1999 Stock Option Plan

In April 1999, the Board of Directors adopted the 1999 Stock Option Plan (the 1999 Option Plan) subject to approval by our stockholders, which approval occurred in June 1999. We reserved 925,000 shares of common stock for the grant of options under the 1999 Option Plan. As of December 31, 1999, 784,958 shares were available for grant.

At December 31, 1999, options to purchase 17,673 shares were exercisable at a price of $26.56. Options granted under the 1999 Option Plan, pursuant to the standard form of option agreement for employees, vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years.

In August 1999, we granted supplemental options under the 1999 Option Plan to officers and directors (but excluding employee directors) who had options with exercise prices greater than $29.00 under the 1991 Stock Option Plan, the then current market price of our common stock. These supplemental grants vest monthly over a two year period beginning September 1999. The vesting on the corresponding original grants under the 1991 Stock Option Plan was halted and will resume in September 2001.

Stock Option Activity

Included in other current assets at December 31, 1999 is an aggregate receivable from third parties of $2.5 million related to stock option exercises.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" (APB 25) and related interpretations, in accounting for stock-based awards to employees, consultants and directors under the Option Plan, Directors' Plan, the 1999 Nonstatutory Option Plan and the 1999 Option Plan because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share in 1999, 1998 and 1997 has been determined as if we had accounted for our stock-based awards under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income and earnings per share on a pro forma basis disclosed for 1999, 1998 and 1997 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because subsequent years will include additional years of vesting. The 1997 pro forma net loss excludes the $11.9 million non-cash special charge related to the extension of all stock options granted prior to February 1995 except stock options granted to one non-employee director (See Note 9). The special charge represents the intrinsic value of the modified options calculated in accordance with APB 25. Under FAS 123, only the additional compensation cost related to the time value of the modified options is included in pro forma net losses.

(In thousands, except per share data)

                                          Year Ended December 31,
                                     -----------------------------
                                       1999      1998      1997
                                     --------- --------- ---------
Net loss:
  As reported                        ($10,333)  ($9,502) ($23,875)
  Pro forma                          ($17,435) ($17,626) ($17,727)
Loss per share:
  As reported                          ($0.55)   ($0.51)   ($1.35)
  Pro forma                            ($0.93)   ($0.95)   ($1.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in each of 1999, 1998 and 1997, respectively: (a) no dividends; (b) expected volatility of 72% for 1999, 75% for 1998 and 55% for prior years; (c) weighted-average risk- free interest rates of 5.39%, 5.45% and 6.22%; and (d) expected lives of 5 years.

A summary of the status of our stock option plans at December 31, 1999, 1998 and 1997, and changes during the years ending those dates is presented below. (In thousands, except exercise price data)

                                            1999                1998                1997
                                    ------------------- ------------------- -------------------
                                              Weighted            Weighted            Weighted
                                               Average             Average             Average
                                              Exercise            Exercise            Exercise
                                     Shares     Price    Shares     Price    Shares     Price
                                    --------- --------- --------- --------- --------- ---------
Outstanding at beginning of year       2,487    $25.90     2,100    $22.25     1,941    $18.44
    Granted                            1,095     22.05       803     32.70       448     36.25
    Exercised                           (639)    21.65      (215)    15.06      (237)    17.16
    Forfeited                           (265)    26.78      (200)    26.48       (52)    23.66
                                    ---------           ---------           ---------
Outstanding at end of year             2,678     25.17     2,488     25.90     2,100     22.25
                                    =========           =========           =========

Weighted average fair value of
  options granted during the year               $13.92              $21.23              $21.33
                                              =========           =========           =========

Exercisable at end of year                       1,054               1,200                 998
                                              =========           =========           =========

The following information applies to all stock options outstanding under our stock option plans at December 31, 1999:

(In thousands, except exercise prices and remaining contractual life data)

                          Options Outstanding          Options Exercisable
                   --------------------------------- ----------------------
                                Weighted-
                                 Average   Weighted-             Weighted-
                                Remaining   Average               Average
    Range of         Number    Contractual Exercise    Number     Exercise
   Exercise Prices Outstanding Life (years)  Price   Exercisable   Price
------------------ ----------- ----------- --------- ----------- ----------
 $6.25  to $10.50          57        2.41     $7.69          57      $7.69
$12.13  to $18.13         916        6.92    $16.37         428     $15.36
$19.06  to $29.25         970        8.38    $24.18         325     $24.37
$31.50  to $48.00         735        8.12    $38.70         244     $38.10
                   -----------                       -----------
                        2,678                $25.17       1,054     $23.11
                   ===========                       ===========

7. Income Taxes

As of December 31, 1999, we have federal and California state net operating loss carryforwards of approximately $69,900,000 and $4,800,000, respectively. We also have federal and California state research and other tax credit carryforwards of approximately $4,200,000 and $2,100,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2002 through 2019, if not utilized. The California state net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized.

Utilization of the federal and California state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows:

(In thousands)

                                                 1999      1998
                                               --------- ---------
 Deferred tax assets:
    Net operating loss carryforwards            $24,000   $18,800
    Research and other credits                    6,300     5,600
    Deferred revenue                                900       900
    Capitalized research and development          2,100     3,800
    Other                                         1,900      (100)
                                               --------- ---------
 Total deferred tax assets                       35,200    29,000
 Valuation allowance for deferred tax asset     (35,200)  (29,000)
                                               --------- ---------
 Net deferred tax assets                          $  --     $  --
                                               ========= =========

Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $900,000 and $11,000,000 during the years ended December 31, 1998 and 1997, respectively.

Approximately $5,000,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

8. Legal Proceedings

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office (EPO) with respect to our first European patent relating to humanized antibodies. Eighteen notices of opposition to our first European patent were filed during the opposition period for the patent, including oppositions by major pharmaceutical and biotechnology companies, which cited references and made arguments not considered by the EPO before grant of the patent. We expect a decision from the EPO at an oral hearing currently scheduled to take place in March 2000. A non-binding, preliminary view from the EPO received in May 1999 raised significant questions regarding the validity of the first European patent, which, if not satisfactorily responded to by us in the oral hearing, could result in revocation of certain claims or the entire European patent. At the oral hearing, we expect that the EPO will either maintain the patent in full, maintain the patent in an amended version in which the scope of the patent's coverage is narrowed, or revoke the patent. Any of the parties to the opposition, including PDL, may appeal this decision to a board of appeals within the EPO, and any appeal could be pending for several years.

Until the uncertainty regarding our first European patent is resolved we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this patent. An unfavorable result could also jeopardize our royalty payments and potential license arrangements and could encourage challenges of related patents in other jurisdictions, including the U.S. In addition, an unfavorable result may lead some of our licensees to stop making royalty payments, which would require us to initiate formal legal actions to enforce our rights under our various humanization patents, including the European patent. In addition, if we were to commence an infringement action against a company that is not a party to the opposition proceedings, it is possible that that company would be permitted to become a party in the opposition proceedings. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ends in May 2000, and we expect that a significant number of notices of opposition will be filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could materially harm our business and financial condition.

9. Special Charge

In 1997, we incurred a non-cash special charge of approximately $11.9 million related to the extension of the term of all our stock options held by employees, officers, directors and consultants that were granted prior to February 1995, with the single exception of stock options granted to one non-employee director. The non-cash special charge conforms the term of previously granted stock options, which was six years, to those granted since February 1995, ten years. The special charge resulted in an increase in additional paid-in capital of approximately $11.9 million, although no proceeds were received by us.

10. Long-Term Debt

In September 1999, Fremont Holding L.L.C. (a wholly owned subsidiary of Protein Design Labs, Inc.) obtained a $10.2 million term loan to purchase our Fremont, California facilities. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. The loan is secured by our Fremont, California facilities and is subject to the terms and covenants of the loan agreement.

At December 31, 1999 the total future minimum non-cancelable principal payments under this term loan are approximately as follows (in thousands):

   2000                                          $368
   2001                                           400
   2002                                           432
   2003                                           466
   2004                                           502
   Thereafter                                   7,924
                                            ----------
   Total                                       $3,245
                                            ==========

11. Subsequent Events

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $151.00 per share, subject to adjustment in certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. We plan to file a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

At an oral hearing in March 2000, the Opposition Division (OD) of the EPO decided to revoke the broad claims in our first European patent based on formal matters of European patent law, specifically that there had been an impermissible addition of subject matter after the filing of the original European patent application, but did not provide the rationale behind its decision. The decision upheld claims that protect Zenapax. The OD did not otherwise announce a decision on the issue of whether the claims in our patent are inventive in light of the prior art or other issues of patentability. We plan to appeal the OD's decision to the Technical Board of Appeals at the EPO. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the OD during the appeals process, which is likely to take several years.

Until our appeal regarding our first European patent is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the OD's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. The OD's decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, which might result in us initiating formal legal actions to enforce our rights under our various humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the EPO. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ends in May 2000, and we expect that a significant number of notices of opposition will be filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others, could result in substantial costs and diversion of management's time and attention, which could materially harm our business and financial condition.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders Protein Design Labs, Inc.

We have audited the accompanying consolidated balance sheets of Protein Design Labs, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these - financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protein Design Labs, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California February 1, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file in a definitive proxy statement pursuant to Regulation 14A for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated by reference.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

The information concerning our directors as required by this Item is incorporated by reference to the Section entitled "Nomination of Director" of the Proxy Statement.

The information concerning our executive officers as required by this Item is incorporated by reference to the Section entitled "Executive Officers of the Registrant" of the Proxy Statement.

The information concerning compliance with requirements regarding reporting of timely filing of statements regarding changes in beneficial ownership of our securities as required by this Item is incorporated by reference to the Section entitled "Section 16(a) Reporting" of the Proxy Statement.

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

PART IV

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

PROTEIN DESIGN LABS, INC.

By:	/s/ LAURENCE JAY KORN

Laurence Jay Korn,
Chief Executive Officer and Chairperson of the Board of Directors

Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date
-------------------------- ------------------------------------- --------------
   /s/ LAURENCE JAY KORN   Chief Executive Officer and           March 28, 2000
-------------------------- Chairperson of the Board of Directors
(Laurence Jay Korn)        (Principal Executive Officer)

   /s/ ROBERT L. KIRKMAN   Vice President, Business Development  March 27, 2000
-------------------------- and Corporate Communications
(Robert L. Kirkman)        (Principal Accounting Officer)

   /s/ JON S. SAXE         President and Director                March 29, 2000
-------------------------- (Principal Accounting Officer)
(Jon S. Saxe)

   /s/ CARY L. QUEEN       Director                              March 28, 2000
--------------------------
(Cary L. Queen)

   /s/ GEORGE M. GOULD     Director                              March 21, 2000
--------------------------
(George M. Gould)

   /s/ MAX LINK            Director                              March 15, 2000
--------------------------
(Max Link)

   /s/ JURGEN DREWS        Director                              March 28, 2000
--------------------------
(Jurgen Drews)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1995.)
4.1	Standstill Agreement between the Company and Hoffmann-La Roche Inc., dated March 16, 1989. (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
4.2	Standstill Agreement between the Company and Corange International Limited, dated October 28, 1993. (Incorporated by Reference to Exhibit 4.5 to Annual Report on Form 10-K filed March 31, 1994.)
*10.1	1991 Stock Option Plan, as amended on October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreements. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996.)
*10.2	1993 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 31, 1993.)
10.3	Lease Agreement between the Company and Charleston Properties, a California general partnership, dated December 22, 1989. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.4	First Amendment of Lease between the Company and Charleston Properties, a California general partnership, dated August 31, 1992. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 31, 1993.)
10.5	Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated February 10, 1992. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed March 31, 1993.)
10.6	Amendment No. 1 to Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated July 8, 1993. (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 1994.)
10.7	License Agreement between the Company and the National Technical Information Service effective as of October 31, 1988 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.8	License Agreement between the Company and the Medical Research Council of the United Kingdom dated July 1, 1989, as amended on January 30, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-44562 effective January 28, 1992.)
10.9	Software License Agreement among the Company, Molecular Applications Group and Michael Levitt effective September 1, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.10	Development and License Agreement between the Company and Yamanouchi Pharmaceutical Company, Ltd. effective February 12, 1991, as amended on February 12, 1991 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
*10.11	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.12	Asset Purchase and License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Pharmaceuticals Corporation, dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed April 28, 1993.)
10.13	License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Ltd., dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 5.2 to Current Report on Form 8-K filed April 28, 1993.)
10.14	Letter dated October 21, 1993 amending the Asset Purchase and License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Pharmaceuticals Corporation, dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 31, 1994.)
10.15	Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research, dated April 1, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 31, 1994.)
10.16	Amendment No. 2 to Lease Agreement between the Company and St. Paul Properties, effective as of October 25, 1994. (Incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 1995.)
10.17	Patent License Agreement between the Company and Celltech Limited dated as of September 30, 1994 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed March 31, 1995.)
10.18	Development and License Agreement between the Company and Mochida Pharmaceutical Co., Ltd. dated December 28, 1995 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by Reference to Exhibit 10.38 to Annual Report on Form 10-K filed March 31, 1996.)
10.19	Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, effective as of November 27, 1996. (Incorporated by Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February 13, 1997.)
10.20	Amendment No. 2 to Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated January 2, 1997. (Incorporated by Reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 14, 1997.)
*10.21	Outside Directors Stock Option Plan together with form of nonqualified stock option agreement as amended effective February 6, 1997. (Incorporated by Reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 14, 1997.)
10.22	Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998.)
10.23	Agreement of Purchase and Sale between Fremont Holding L.L.C., a Delaware limited liability company, as assignee effective September 13, 1999, and Ardenstone LLC, a Delaware limited liability company, effective June 21, 1999. (Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.24	Promissory Note between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.25	Deed of Trust and Absolute Assignment of Rents and Security Agreement (Fixture Filings) between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.26	Patent Rights Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.27	IL-5 Patent License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.28	Development and License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.51 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.29	Amended and Restated Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.52 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.30	Amended and Restated Agreement between the Company and F. Hoffmann- La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed November 15, 1999.)
*10.31	1999 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.31 to Registration Statement No. 333-87957 effective September 29, 1999.)
10.32	1999 Nonstatutory Stock Option Plan, together with form Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to Registration Statement No. 333-87957 effective September 29, 1999.)
10.33	Indenture Agreement between the Company and Chase Manhattan Bank And Trust Company, National Association, a national banking association, dated February 15, 2000.
10.34	Registration Rights Agreement for the Company's 5.50% Convertible Subordinated Notes due February 15, 2007, dated February 15, 2000.
21.1	Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management. (Incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed November 15, 1999.)
23.1	Consent of Ernst & Young LLP, Independent Auditors.
27.1	Financial Data Schedule.

____________

      * Management contract or compensatory plan or arrangement