Form 10-Q
period 2000-03-31
PROTEIN DESIGN LABS INC/DE
filed 2000-05-15
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of March 31, 2000, there were 19,573,677 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999	**

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	**

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	**

Notes to Unaudited Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income (loss) per share data)
(unaudited)

                                        Three Months Ended
                                            March 31,
                                     ---------------------
                                         2000       1999
                                     ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $12,450     $6,462
  Interest and other income              3,050      2,373
                                     ---------- ----------
    Total revenues                      15,500      8,835
                                     ---------- ----------
Costs and expenses:
  Research and development              11,069      8,280
  General and administrative             2,458      2,445
  Interest expense                       1,203        --
                                     ---------- ----------
    Total costs and expenses            14,730     10,725
                                     ---------- ----------
Net income (loss)                         $770    ($1,890)
                                     ========== ==========
Net income (loss) per share:
  Basic                                  $0.04     ($0.10)
  Diluted                                $0.04     ($0.10)
                                     ========== ==========
Weighted average number of shares:
  Basic                                 19,460     18,618
  Diluted                               21,526     18,618
                                     ========== ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                      March 31,  December 31,
                                                       2000          1999
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                        $177,188      $17,138
     Marketable securities                             114,438      120,098
     Other current assets                                6,290        6,719
                                                   ------------  -----------
      Total current assets                             297,916      143,955
     Property and equipment, net                        37,998       38,047
     Other assets                                        5,333          549
                                                   ------------  -----------
                                                      $341,247     $182,551
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                     $541         $877
     Accrued compensation                                1,137        1,090
     Accrued clinical trials                               883          712
     Other accrued liabilities                           2,251        2,762
     Deferred revenue                                    2,792        2,275
     Current portion of long-term debt                     377          368
     Accured interest                                    1,007          --
                                                   ------------  -----------
      Total current liabilities                          8,988        8,084

     Convertible notes                                 150,000          --
     Long-term debt                                      9,624        9,724
                                                   ------------  -----------
  Total liabilities                                    168,612       17,808

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                    --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 19,574
      and 19,281 issued and outstanding at
      March 31, 2000 and December 31, 1999,
      respectively                                         196          193
     Additional paid-in capital                        253,454      245,812
     Accumulated deficit                               (78,447)     (79,217)
     Accumulated other comprehensive income (loss)      (2,568)      (2,045)
                                                   ------------  -----------
      Total stockholders' equity                       172,635      164,743
                                                   ------------  -----------
                                                      $341,247     $182,551
                                                   ============  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                           2000        1999
                                                       ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                         $770     ($1,890)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                            761         857
    Amortization of convertible debt offering costs           90          --
    Other                                                    301         185
  Changes in assets and liabilities:
    Other current assets                                    (291)       (827)
    Accounts payable                                        (337)        164
    Accrued liabilities                                      714      (2,131)
    Deferred revenue                                         517       1,791
                                                       ----------  ----------
Total adjustments                                          1,755          39
                                                       ----------  ----------
    Net cash provided by (used in) operating activities    2,525      (1,851)

Cash flows from investing activities:
  Purchases of marketable securities                          --     (59,500)
  Maturities of marketable securities                      5,000      61,400
  Property, plant and equipment                             (876)       (770)
  Proceeds from sale of equipment                             --          --
  Increase in other assets                                (4,154)       (296)
                                                       ----------  ----------
    Net cash provided by (used in)
       investing activities                                  (30)        834

Cash flows from financing activities:
  Proceeds from convertible debt                         150,000          --
  Proceeds from issuance of capital stock                  7,645         462
  Payments on long-term debt                                 (90)         --
                                                       ----------  ----------
    Net cash provided by financing activities            157,555         462
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents     160,050        (555)

Cash and cash equivalents at beginning of period          17,138      27,907
                                                       ----------  ----------
Cash and cash equivalents at end of period              $177,188     $27,352
                                                       ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(unaudited)

Summary of Significant Accounting Policies

Organization and Business

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of March 31, 2000, we had an accumulated deficit of approximately $78.4 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the development of Zenapax[R] and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which we recently obtained development rights, taken together with the continued development of our existing products, will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 1999. The balance sheet as of December 31, 1999 is derived from audited financial statements. Results for any quarterly period are not necessarily indicative of results for any other quarterly period or for the entire year.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash, and marketable securities with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

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

Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party. Non-refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved. Non-refundable signing and licensing fees under patent licensing agreements are recognized as revenue when there are no future performance obligations remaining with respect to such fees.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the second quarter of 2000 may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the second quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first quarter of 2000.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share includes the dilutive effect of outstanding stock options, but does not include outstanding convertible debt as its effect is anti-dilutive. We incurred a net loss for the three month period ended March 31, 1999, and as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculation as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except basic and diluted net income (loss) per share)

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
Numerator:
 Net income (loss)                         $770   ($1,890)
                                       ========= =========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                19,460    18,618
 Dilutive potential common shares:
  Stock Options                           2,066       --
                                       --------- ---------
Denominator for diluted net income
 (loss) per share                        21,526    18,618
                                       ========= =========

Basic net income (loss) per share         $0.04    ($0.10)
                                       ========= =========

Diluted net income (loss) per share       $0.04    ($0.10)
                                       ========= =========

Comprehensive Income (Loss)

During the three months ended March 31, 2000 and 1999, total comprehensive income (loss) was $0.2 million and $(2.4) million, respectively. The Company's other comprehensive income (loss) is comprised of unrealized gains and losses on the Company's available-for-sale securities.

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

Convertible Notes

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $151.00 per share, subject to adjustment as a result of certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. In May 2000, we filed a shelf registration statement covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. Issuance costs associated with the Convertible Notes are included in other assets and are amortized to interest expense over the term of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 1999.

OVERVIEW

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of March 31, 2000, we had an accumulated deficit of approximately $78.4 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the development of Zenapax[R] and the humanized anti-IL-4 antibody, two humanized antibodies with respect to which we recently obtained development rights, taken together with the continued development of our existing products, will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

PDL has recognized revenue during the quarter ended March 31, 2000, in accordance with its historical practice. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the second quarter of 2000 may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the second quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and the implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first quarter of 2000.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing arrangements and due to our policy of recording expenses under collaborative agreements during the quarter in which such expenses are reported to us.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

The Company's total revenues for the three months ended March 31, 2000 were $15.5 million compared to $8.8 million in the first quarter of 1999. Total revenues recognized under agreements with third parties were $12.5 million in the first quarter of 2000 compared to $6.5 million in the comparable period in 1999. Interest and other income was $3.0 million in the first quarter of 2000 compared to $2.4 million in the comparable period in 1999, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our private placement of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $12.5 million for the three months ended March 31, 2000 consisted principally of royalties, signing and licensing fees, research and development reimbursement funding, milestone payments earned under licensing agreements and a license maintenance fee. In the first quarter of 1999, revenues of $6.5 million under agreements with third parties consisted principally of a $3.0 million non-refundable, non-creditable signing and licensing fee from Scil Biomedicals GmbH (Scil) for rights to develop and market our SMART[TM] (humanized) Anti-L-Selectin Antibody in Europe, royalties and research and development reimbursement funding.

Total costs and expenses for the three months ended March 31, 2000 were $14.7 million compared with $10.7 million in the comparable period in 1999.

Research and development expenses for the three month period ended March 31, 2000 were $11.1 million compared with $8.3 million in the year- earlier quarter. Research and development costs increased primarily due to the addition of staff, the expansion of clinical development programs, research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development and payments related to manufacturing of humanized anti-IL-4.

General and administrative expenses for the three months ended March 31, 2000 increased to $2.5 million from $2.4 million in the comparable period in 1999.

Interest expense for the three month period ended March 31, 2000 increased to $1.2 million primarily due to the interest expense associated with our convertible subordinated notes issued on February 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily through public and private placements of equity securities, research and development revenues, interest income on invested capital and a private placement of $150 million in convertible subordinated notes in February 2000. At March 31, 2000, we had cash, cash equivalents and marketable securities in the aggregate of $291.6 million, compared to $137.2 million at December 31, 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $2.5 million for the three months ended March 31, 2000 compared to net cash used in operating activities of $1.9 million in the same period in 1999. This change was primarily the result of our net income for the first quarter of 2000 as compared to a net loss in the comparable period of 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by financing activities for the three months ended March 31, 2000 was $157.6 million, resulting primarily from the proceeds of a private placement of $150 million in convertible subordinated notes in February 2000 and the exercise of outstanding stock options.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis[R], Herceptin[R] and Zenapax; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. We believe that existing capital resources including the proceeds of the issue and sale in February 2000 of $150 million of our 5.50% Convertible Subordinated Notes due February 15, 2007, will be adequate to satisfy our capital needs through at least 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of March 31, 2000, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION - RISK FACTORS

This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth in this document and in the discussion captioned "Risk Factors" in the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the second quarter of 2000 may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the second quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and the implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first quarter of 2000.

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

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents.

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

In addition, if U.S. Adair Patent or any related patent applications conflict with our U.S. patents or patent applications, we may become involved in proceedings to determine which company was the first to invent the products or processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license (although we have been advised by Roche that it has a license covering Zenapax) that may cover a process that we use to produce our potential products. If our processes were covered by this patent, we might be required to obtain a license under this patent or to significantly alter our processes or products in Europe. We might not be able to successfully alter our processes or products to avoid conflict with this patent or to obtain a license on commercially reasonable terms.

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

For example, we have entered the SMART M195 Antibody into a Phase III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody. Results from our prior Phase II and Phase II/III studies showed only a limited number of complete and partial remissions. In addition, we initiated a Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of the SMART M195 Antibody. We believe that our Phase III program is reasonable in view of the nature and severity of the disease. We cannot assure you that the study will be successful or that the FDA or European regulatory authorities will agree that the study will be adequate to obtain regulatory approval, even if the study is successful. In addition, the protocol for our Phase III trial includes an interim review by an independent data safety monitoring board. It is possible that the trial could be terminated upon such a review if the interim data do not show a sufficient probability of the trial being successful or if specified safety criteria are not met.

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

For the marketing of pharmaceutical products outside the U.S., we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the U.S., FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us or our licensees or our marketing partners from marketing potential pharmaceutical products.

Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holder.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect[R], a product competitive with Zenapax, in the U.S. and Europe. Since Novartis launched Simulect in the European Union earlier than Roche, Zenapax may have a smaller market share than Simulect and other available products.

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

To be successful, we will have to retain our qualified clinical, manufacturing, scientific and management personnel. Because we are located in a high technology area, we face competition for personnel from other companies, academic institutions, government entities and other organizations. We are currently conducting a search for a chief financial officer and a vice president of marketing, as well as other senior management personnel. If we are unsuccessful in filling these positions or retaining qualified personnel, our business could be impaired.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws
27.1	Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on February 14, 2000 (SEC File No. 000-19756) announcing:

     Preliminary financial results for the quarter and year ended December 31, 1999.

     The Company's intention to make a private offering of $100 million of Convertible Subordinated Notes, due 2007, with an option to issue an additional      $25 million of notes.

     The Company was delaying the pricing of its private offering of Convertible Subordinated Notes in order to provide time to complete quality control      testing of a new lot of an antibody product.

     The Company had been advised that an independent regulatory consultant had approved the report of additional quality tests for the lot of antibody      product.

     The private placement of $125 million principal amount of 5.5% Convertible Subordinated Notes due 2007, and the granting to the initial purchasers an      option to purchase up to an additional $25 million in principal amount of notes.

     The Company filed a Current Report on Form 8-K on March 1, 2000 (SEC File No. 000-19756) announcing the completion of the offering of      Convertible Subordinated Notes on February 15, 2000.

PROTEIN DESIGN LABS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

(Registrant)
Dated: May 11, 2000

By:	/s/Laurence Jay Korn

Laurence Jay Korn
Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/Robert Kirkman

Robert Kirkman
Vice President Corporate Communications and Business Development
(Principal Accounting Officer)