Form 10-Q
period 2000-06-30
PROTEIN DESIGN LABS INC/DE
filed 2000-08-14
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of June 30, 2000, there were 19,924,562 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999	**

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	**

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	**

Notes to Unaudited Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income (loss) per share data)
(unaudited)

                                        Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     --------------------- ---------------------
                                         2000       1999       2000       1999
                                     ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $15,893     $6,039    $28,343    $12,501
  Interest and other income              4,472      2,249      7,521      4,623
                                     ---------- ---------- ---------- ----------
    Total revenues                      20,365      8,288     35,864     17,124
                                     ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development              10,216      8,513     21,284     16,793
  General and administrative             2,870      2,450      5,329      4,895
  Interest expense                       2,257        --       3,460        --
                                     ---------- ---------- ---------- ----------
    Total costs and expenses            15,343     10,963     30,073     21,688
                                     ---------- ---------- ---------- ----------
Net income (loss)                       $5,022    ($2,675)    $5,791    ($4,564)
                                     ========== ========== ========== ==========
Net income (loss) per share:
  Basic                                  $0.25     ($0.14)     $0.30     ($0.25)
  Diluted                                $0.23     ($0.14)     $0.27     ($0.25)
                                     ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                 19,757     18,625     19,609     18,622
  Diluted                               21,631     18,625     21,593     18,622
                                     ========== ========== ========== ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                   June 30,      December 31,
                                                       2000          1999
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                        $194,973      $17,138
     Marketable securities                             114,908      120,098
     Other current assets                                2,272        6,719
                                                   ------------  -----------
      Total current assets                             312,153      143,955
     Property and equipment, net                        37,995       38,047
     Other assets                                        4,510          549
                                                   ------------  -----------
                                                      $354,658     $182,551
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                     $573         $877
     Accrued compensation                                1,229        1,090
     Accrued clinical trials                             1,239          712
     Accured interest                                    3,071          --
     Other accrued liabilities                           1,632        2,762
     Deferred revenue                                    1,333        2,275
     Current portion of long-term debt                     384          368
                                                   ------------  -----------
      Total current liabilities                          9,461        8,084

     Convertible notes                                 150,000          --
     Long-term debt                                      9,527        9,724
                                                   ------------  -----------
  Total liabilities                                    168,988       17,808

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                    --            --
     Common stock, par value $0.01 per share,
      40,000 shares authorized; 19,925
      and 19,281 issued and outstanding at
      June 30, 2000 and December 31, 1999,
      respectively                                         199          193
     Additional paid-in capital                        261,118      245,812
     Accumulated deficit                               (73,426)     (79,217)
     Accumulated other comprehensive income (loss)      (2,221)      (2,045)
                                                   ------------  -----------
      Total stockholders' equity                       185,670      164,743
                                                   ------------  -----------
                                                      $354,658     $182,551
                                                   ============  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(unaudited)
(In thousands)

                                                            Six Months Ended
                                                               June 30,
                                                       ----------------------
                                                           2000        1999
                                                       ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                       $5,791     ($4,564)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          1,665       1,766
    Amortization of convertible debt offering costs          269          --
    Other                                                    179        (316)
  Changes in assets and liabilities:
    Other current assets                                   4,447       1,424
    Accounts payable                                        (304)          5
    Accrued liabilities                                    2,607      (1,589)
    Deferred revenue                                        (942)      1,625
                                                       ----------  ----------
Total adjustments                                          7,921       2,915
                                                       ----------  ----------
    Net cash provided by (used in) operating activities   13,712      (1,649)

Cash flows from investing activities:
  Purchases of marketable securities                          --     (81,336)
  Maturities of marketable securities                      5,000      69,900
  Property, plant and equipment                           (1,777)     (1,598)
  Proceeds from sale of equipment                             --         325
  Increase in other assets                                (4,231)       (183)
                                                       ----------  ----------
    Net cash provided by (used in)
       investing activities                               (1,008)    (12,892)

Cash flows from financing activities:
  Proceeds from convertible debt                         150,000          --
  Proceeds from issuance of capital stock                 15,312         825
  Payments on other long-term debt                          (181)         --
                                                       ----------  ----------
    Net cash provided by financing activities            165,131         825
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents     177,835     (13,716)

Cash and cash equivalents at beginning of period          17,138      27,907
                                                       ----------  ----------
Cash and cash equivalents at end of period              $194,973     $14,191
                                                       ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(unaudited)

Summary of Significant Accounting Policies

Organization and Business

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of June 30, 2000, we had an accumulated deficit of approximately $73.4 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the continued development of our existing products will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 1999. The balance sheet as of December 31, 1999 is derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash and marketable securities with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

Revenue Recognition

Contract revenues from research and development arrangements are recorded as earned based on the performance requirements of the contracts. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical or regulatory results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 2000, may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the third quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first and second quarters of 2000.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share includes the dilutive effect of outstanding stock options, but does not include the dilutive effect of outstanding convertible debt because the convertible debt's conversion price was greater than the average market price of the common stock during the three and six month periods ended June 30, 2000. We incurred a net loss for the three and six month periods ended June 30, 1999, and as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculation as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except basic and diluted net income (loss) per share)

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
Numerator:
 Net income (loss)                       $5,022   ($2,675)   $5,791   ($4,564)
                                       ========= ========= ========= =========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                19,757    18,625    19,609    18,622
 Dilutive potential common shares:
  Stock Options                           1,874       --      1,984       --
                                       --------- --------- --------- ---------
Denominator for diluted net income
 (loss) per share                        21,631    18,625    21,593    18,622
                                       ========= ========= ========= =========

Basic net income (loss) per share         $0.25    ($0.14)    $0.30    ($0.25)
                                       ========= ========= ========= =========

Diluted net income (loss) per share       $0.23    ($0.14)    $0.27    ($0.25)
                                       ========= ========= ========= =========

Comprehensive Income (Loss)

During the three months ended June 30, 2000 and 1999, total comprehensive income (loss) was $5.3 million and $(4.4) million, respectively. The Company's other comprehensive income (loss) for the three months ended June 30, 2000 and 1999 was $0.3 million and $(1.7) million, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income (loss) was $5.6 million and $(6.0) million, respectively. Other comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was $(0.2) million and $(1.4) million, respectively. Other comprehensive income (loss) is comprised of unrealized gains and losses on the Company's available-for-sale securities.

Accounting for Certain Transactions Involving Stock Compensation

In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that upon implementation, FIN 44 will not have a significant effect on its results of operations.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts which may actually be realized.

Convertible Notes

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $151.00 per share, subject to adjustment as a result of certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. In June 2000, a shelf registration statement was declared effective covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. Issuance costs associated with the Convertible Notes are included in other assets and are amortized to interest expense over the term of the debt.

Stock Split

In July 2000, we announced that our Board of Directors approved a two-for- one stock split of the outstanding shares of our common stock.

The stock split will be effected in the form of a stock dividend. Each stockholder of record at the close of business on August 1, 2000 will be entitled to receive one additional share of common stock for every share of common stock held on that date. The stock dividend resulting from the stock split is expected to be distributed by our transfer agent on August 22, 2000. The accompanying financial statements do not reflect the effect of this stock split.

As of June 30, 2000, we had approximately 20 million shares outstanding. Upon completion of the split, the number will increase to approximately 40 million.

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

OVERVIEW

Since our founding in 1986, a primary focus of our operations has been research and development. Achievement of successful research and development and commercialization of products derived from our efforts is subject to high levels of risk and significant resource commitments. Our expenses have generally exceeded revenues. As of June 30, 2000, we had an accumulated deficit of approximately $73.4 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the continued development of our existing products will require significant additional funds for development. These operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

PDL has recognized revenue during the quarter ended June 30, 2000, in accordance with its historical practice. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 1, 2000, may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the third quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and the implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first and second quarters of 2000.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us under licensing arrangements and due to our policy of recording expenses under collaborative agreements during the quarter in which such expenses are reported to us.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

The Company's total revenues for the three months ended June 30, 2000 were $20.4 million compared to $8.3 million in the second quarter of 1999. Total revenues recognized under agreements with third parties were $15.9 million in the second quarter of 2000 compared to $6.0 million in the comparable period in 1999. Interest and other income was $4.5 million in the second quarter of 2000 compared to $2.2 million in the comparable period in 1999, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our sale of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $15.9 million for the three months ended June 30, 2000 consisted principally of royalties, signing and licensing fees, payments earned under humanization agreements, research and development reimbursement funding and license maintenance fees. In the second quarter of 1999, revenues of $6.0 million under agreements with third parties consisted principally of royalties, research and development reimbursement funding, payments earned under humanization agreements and a license maintenance fee.

Total costs and expenses for the three months ended June 30, 2000 were $15.3 million compared with $11.0 million in the comparable period in 1999.

Research and development expenses for the three month period ended June 30, 2000 were $10.2 million compared with $8.5 million in the year- earlier quarter. Research and development costs increased primarily due to the addition of staff, the expansion of clinical development programs, research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development and payments related to manufacturing of the humanized anti-IL-4 antibody.

General and administrative expenses for the three months ended June 30, 2000 increased to $2.9 million from $2.5 million in the comparable period in 1999. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations.

Interest expense for the three month period ended June 30, 2000 increased to $2.3 million from zero in the year earlier period primarily due to the interest expense associated with our convertible subordinated notes issued on February 15, 2000. '

Six Months Ended June 30, 2000 and 1999

The Company's total revenues for the six months ended June 30, 2000 were $35.9 million compared to $17.1 million in the comparable period of 1999. Total revenues recognized under agreements with third parties were $28.3 million in the six months ended June 30, 2000 compared to $12.5 million in the comparable period in 1999. Interest and other income was $7.5 million in the six month period of 2000 compared to $4.6 million in the comparable period in 1999, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our sale of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $28.3 million for the six months ended June 30, 2000 consisted principally of royalties, signing and licensing fees, payments earned under humanization agreements, research and development reimbursement funding, license maintenance fees and a milestone payment earned under a licensing agreement. In the six month period of 1999, revenues of $12.5 million under agreements with third parties consisted principally of royalties, signing and licensing fees, research and development reimbursement funding, payments earned under humanization agreements and a license maintenance fee.

Total costs and expenses for the six months ended June 30, 2000 were $30.1 million compared with $21.7 million in the comparable period in 1999.

Research and development expenses for the six month period ended June 30, 2000 were $21.3 million compared with $16.8 million in the year-earlier period. Research and development costs increased primarily due to the addition of staff, the expansion of clinical development programs, research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development and payments related to manufacturing of the humanized anti-IL-4 antibody.

General and administrative expenses for the six months ended June 30, 2000 increased to $5.3 million from $4.9 million in the comparable period in 1999. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations.

Interest expense for the six month period ended June 30, 2000 increased to $3.5 million from zero in the year earlier period primarily due to the interest expense associated with our convertible subordinated notes issued on February 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily through public and private placements of equity securities, research and development revenues, interest income on invested capital and the sale of $150 million in convertible subordinated notes in February 2000. At June 30, 2000, we had cash, cash equivalents and marketable securities in the aggregate of $309.9 million, compared to $137.2 million at December 31, 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $13.7 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $1.6 million in the same period in 1999. This change was primarily the result of our net income for the six month period of 2000 as compared to a net loss in the comparable period of 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by financing activities for the six months ended June 30, 2000 was $165.1 million, resulting primarily from the proceeds of the sale of $150 million in convertible subordinated notes in February 2000 and the exercise of outstanding stock options.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis?, Herceptin?, Zenapax? and Mylotarg?; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. We believe that existing capital resources will be adequate to satisfy our capital needs through at least 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of June 30, 2000, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on June 15, 2000 at the Company's principal offices in Fremont, California. Of the 19,584,166 shares of common stock outstanding as of the record date, 16,051,839 shares were present at the meeting or represented by proxies, representing approximately 81% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect the Class II member of the Corporation's Board of Directors as follows:

             Nominee                For                      Withheld
             --------               ----                    ----------
            Cary Queen           15,976,718                   74,471

The stockholders also voted to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 90,000,000 as follows:

             For                     Against                   Abstentions
            -----                   ---------                 ------------
          13,657,029                2,383,846                    10,314

In addition, the stockholders voted to approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares as follows:

             For                     Against                   Abstentions
            -----                   ---------                 ------------
          15,785,613                 252,550                     13,026

Lastly, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2000 as follows:

             For                     Against                   Abstentions
            -----                   ---------                 ------------
          16,029,215                  10,499                     11,475

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

Our expenses have generally exceeded revenues. As of June 30, 2000, we had an accumulated deficit of approximately $73.4 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We cannot assure you that we will be able to achieve or sustain profitability.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 1, 2000, may have on the results of our operations or our financial position. We have been advised that the Securities and Exchange Commission intends to provide additional guidance during the third quarter of 2000 with respect to the implementation of SAB 101. It is currently unknown whether such guidance and implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first and second quarters of 2000.

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

Until our appeal regarding our first European patent is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the OD's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. The OD's decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, which might result in us initiating formal legal actions to enforce our rights under our various humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the EPO. We have no assurance that we will successfully enforce our rights under our European or related U.S. and Japanese patents. The nine month opposition period for our second European antibody humanization patent ended in May 2000, and we have been advised that eight notices of opposition have been filed with respect to this patent. We have also been advised that three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

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

Celltech Chiroscience plc has been granted a patent by the EPO covering humanized antibodies (European Adair Patent), which we have opposed. Celltech has also been issued a corresponding U.S. patent (U.S. Adair Patent) that contains claims that may be considered broader in scope than the European Adair Patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by the European or U.S. Adair Patent and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

As a second example, the FDA recently placed a clinical hold on clinical trials of our SMART Anti-CD3 Antibody for kidney transplant indications. Although clinical trials of this antibody are no longer on hold, it was necessary to modify our clinical plans based on FDA concerns. Accordingly, we expect that the clinical development of this antibody for transplant indications will be lengthier, and there can be no assurance that we will be able, or will choose, to proceed with development of this antibody for transplant indications.

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

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, SmithKline Beecham is responsible for manufacturing the humanized anti-IL-4 antibody and Scil is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. For example, we and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, Roche has received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax. If these manufacturing difficulties are not corrected in a timely manner, or if future manufacturing difficulties arise, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could materially impair our competitive position.

We do not have experience in manufacturing commercial quantities of our potential products, nor do we currently have sufficient capacity to manufacture all of our potential products on a commercial scale. In order to obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are reviewing plans to expand our manufacturing capacity, including possible acquisition and conversion of an existing building into a manufacturing plant or construction of an entirely new manufacturing plant. If we implement these plans we will incur substantial costs. Any construction delays could impair our ability to produce adequate supplies of our potential products for clinical use or commercial sale on a timely basis. Further, we may be unable to improve and expand our manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of these products and could impair our competitive position.

We are also investigating the use of contract manufacturing to produce commercial supplies of at least the SMART M195 Antibody in the event that the Phase III trial of that antibody is successful. We may be unable to secure such manufacturing capacity and to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of this product and could impair our competitive position.

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

To be successful, we will have to retain our qualified clinical, manufacturing, scientific and management personnel. Because we are located in a high technology area, we face competition for personnel from other companies, academic institutions, government entities and other organizations. We are currently conducting a search for a chief financial officer, as well as other senior management personnel. If we are unsuccessful in filling these positions or retaining qualified personnel, our business could be impaired.

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

As a result of our sale of convertible notes, we have a significant amount of debt and may have insufficient cash to satisfy our debt service obligations. In addition, the amount of our debt could impede our operations and flexibility.

As a result of our sale of convertible notes with an aggregate principal amount of $150 million in February 2000, we have a significant amount of debt and debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the indenture which could, in turn, cause defaults under our other existing and future debt obligations.

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

  limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes limiting our flexibility in planning for, or reacting to, changes in our business placing us at a competitive disadvantage relative to our competitors who have lower levels of debt making us more vulnerable to a downturn in our business or the economy generally, and requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of applying those funds to other purposes such as working capital and capital expenditures.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended Certificate of Incorporation
10.1	Letter Amendment dated as of June 2, 2000 (with certain confidential portions deleted and marked by notation indicating such deletion) to the Amended and Restated Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999.
27.1	Financial Data Schedule

(b) Reports on Form 8-K

None

PROTEIN DESIGN LABS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

(Registrant)
Dated: August 14, 2000

By:	/s/Laurence Jay Korn

Laurence Jay Korn
Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/Robert Kirkman

Robert Kirkman
Vice President Corporate Communications and Business Development
(Principal Accounting Officer)