Form 10-Q
period 2000-09-30
PROTEIN DESIGN LABS INC/DE
filed 2000-11-14
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of October 31, 2000, there were 43,306,751 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999	**

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	**

Notes to Unaudited Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income (loss) per share data)
(unaudited)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                     --------------------- ---------------------
                                         2000       1999       2000       1999
                                     ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                   $4,702     $8,401    $33,045    $20,902
  Interest and other income              4,892      2,172     12,413      6,795
                                     ---------- ---------- ---------- ----------
    Total revenues                       9,594     10,573     45,458     27,697
                                     ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development               9,442      7,944     30,726     24,738
  General and administrative             2,991      2,448      8,319      7,343
  Interest expense                       2,255         --      5,715         --
                                     ---------- ---------- ---------- ----------
    Total costs and expenses            14,688     10,392     44,760     32,081
                                     ---------- ---------- ---------- ----------
Net income (loss)                      ($5,094)      $181       $698    ($4,384)
                                     ========== ========== ========== ==========
Net income (loss) per share:
  Basic                                 ($0.13)     $0.00      $0.02     ($0.12)
                                     ========== ========== ========== ==========
  Diluted                               ($0.13)     $0.00      $0.02     ($0.12)
                                     ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                 40,050     37,336     39,495     37,274
                                     ========== ========== ========== ==========
  Diluted                               40,050     38,710     43,369     37,274
                                     ========== ========== ========== ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                        $473,184      $17,138
     Marketable securities                             168,437      120,098
     Other current assets                                7,585        6,719
                                                   ------------  -----------
      Total current assets                             649,206      143,955
     Property and equipment, net                        37,805       38,047
     Other assets                                        4,684          549
                                                   ------------  -----------
                                                      $691,695     $182,551
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                     $718         $877
     Accrued compensation                                1,481        1,090
     Accrued clinical trials                             1,286          712
     Accured interest                                    1,008           --
     Other accrued liabilities                           1,874        2,762
     Deferred revenue                                    3,077        2,275
     Current portion of other long-term debt               392          368
                                                   ------------  -----------
      Total current liabilities                          9,836        8,084

     Convertible subordinated notes                    150,000           --
     Other long-term debt                                9,427        9,724
                                                   ------------  -----------
  Total liabilities                                    169,263       17,808

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                     --            --
     Common stock, par value $0.01 per share,
      90,000 shares authorized; 43,212
      and 38,562 issued and outstanding at
      September 30, 2000 and December 31, 1999,
      respectively                                         432          193
     Additional paid-in capital                        602,177      245,812
     Accumulated deficit                               (78,519)     (79,217)
     Accumulated other comprehensive income (loss)      (1,658)      (2,045)
                                                   ------------  -----------
      Total stockholders' equity                       522,432      164,743
                                                   ------------  -----------
                                                      $691,695     $182,551
                                                   ============  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                            $698     ($4,384)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             2,598       2,667
    Amortization of convertible notes offering costs            298          --
    Other                                                      (288)       (175)
  Changes in assets and liabilities:
    Other current assets                                       (866)      1,608
    Other assets                                             (4,433)        237
    Accounts payable                                           (159)       (488)
    Accrued liabilities                                       1,085      (2,751)
    Deferred revenue                                            802         934
                                                          ----------  ----------
Total adjustments                                              (963)      2,032
                                                          ----------  ----------
    Net cash provided by (used in) operating activities        (265)     (2,352)

Cash flows from investing activities:
  Purchases of marketable securities                        (52,500)    (81,336)
  Maturities of marketable securities                         5,000      74,900
  Purchase of property, plant and equipment                  (2,520)    (17,624)
  Proceeds from sale of equipment                                --         325
                                                          ----------  ----------
    Net cash provided by (used in)
       investing activities                                 (50,020)    (23,735)

Cash flows from financing activities:
  Proceeds from convertible notes                           150,000          --
  Proceeds from issuance of capital stock, net of           356,604       2,371
  issuance costs
  Proceeds from long-term debt                                   --      10,150
  Payments on other long-term debt                             (273)         --
                                                          ----------  ----------
    Net cash provided by financing activities               506,331      12,521
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents        456,046     (13,566)

Cash and cash equivalents at beginning of period             17,138      27,907
                                                          ----------  ----------
Cash and cash equivalents at end of period                 $473,184     $14,341
                                                          ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(unaudited)

Summary of Significant Accounting Policies

Organization and Business

We have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of September 30, 2000, we had an accumulated deficit of approximately $78.5 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 1999. The balance sheet as of December 31, 1999 is derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

Revenue Recognition

Contract revenues from research and development arrangements are recorded as earned based on the performance requirements of the contracts. Revenues from achievement of milestone events are recognized when the funding party agrees that the scientific or clinical or regulatory results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development and humanization contracts.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 2000, and the Frequently Ask Questions guidance provided by the Securities and Exchange Commission on October 13, 2000, with respect to SAB 101, may have on the results of our operations or our financial position. It is currently unknown whether such guidance and implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first, second or third quarters of 2000.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the dilutive effect of outstanding stock options, but does not include the dilutive effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive. We incurred a net loss for the three month period ended September 30, 2000 and the nine month period ended September 30, 1999, and as such, we did not include the effect of outstanding stock options or convertible debt in the diluted net loss per share calculation as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except basic and diluted net income (loss) per share)

                                        Three Months Ended  Nine Months Ended
                                             September 30,    September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
Numerator:
 Net income (loss)                      ($5,094)     $181      $698   ($4,384)
                                       ========= ========= ========= =========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                40,050    37,336    39,495    37,274
 Dilutive potential common shares:
  Stock Options                             --      1,374     3,874       --
                                       --------- --------- --------- ---------
Denominator for diluted net income
 (loss) per share                        40,050    38,710    43,369    37,274
                                       ========= ========= ========= =========

Basic net income (loss) per share        ($0.13)    $0.00     $0.02    ($0.12)
                                       ========= ========= ========= =========

Diluted net income (loss) per share      ($0.13)    $0.00     $0.02    ($0.12)
                                       ========= ========= ========= =========

Comprehensive Income (Loss)

During the three months ended September 30, 2000 and 1999, total comprehensive income (loss) was $4.5 million and $(0.1) million, respectively. The Company's other comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $0.6 million and $(0.3) million, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive income (loss) was $1.1 million and $(6.1) million, respectively. Other comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was $0.4 million and $(1.7) million, respectively. Other comprehensive income (loss) is comprised of unrealized gains and losses on the Company's available-for-sale securities.

Accounting for Certain Transactions Involving Stock Compensation

In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on our financial position or results of operations.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Convertible Notes

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $75.50 per share, subject to adjustment as a result of certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. In June 2000, a shelf registration statement was declared effective covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. Issuance costs associated with the Convertible Notes are included in other assets and are amortized to interest expense over the term of the debt.

Stock Split

In July 2000, we announced that our Board of Directors approved a two-for- one stock split of the outstanding shares of our common stock.

The stock split was effected in the form of a stock dividend. Each stockholder of record at the close of business on August 1, 2000 was entitled to receive one additional share of common stock for every share of common stock held on that date. The stock dividend resulting from the stock split was distributed by our transfer agent on August 22, 2000. The accompanying financial statements reflect the effect of this stock split.

Stock Offering

In September 2000, we completed a public offering of 3,000,000 shares of common stock at a price of $118.4375 per share. Net proceeds from the offering were approximately $337.6 million.

In October 2000, 58,000 shares of common stock were purchased at a price of $118.4375 pursuant to an overallotment option in connection with our September 2000 public offering. Net proceeds from the overallotment purchase were approximately $6.5 million.

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

OVERVIEW

We have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of September 30, 2000, we had an accumulated deficit of approximately $78.5 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as some of our earlier stage potential products move into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and the Frequently Ask Questions guidance provided by the Securities and Exchange Commission on October 13, 2000, with respect to SAB 101, may have on the results of our operations or our financial position. It is currently unknown whether such guidance and implementation of SAB 101 will require us to revise our revenue recognition practices or to restate revenues for the first, second or third quarters of 2000.

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners.

In the second quarter of 2000, we received $20.4 million in revenue. This included $6.5 million in non-recurring revenue from our multiple patent licenses with Chugai and from expansion of a patent license with American Home Products. We also received significant royalty revenues on sales of the product Synagis in the second quarter. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. Our revenues for the third quarter of 2000 were $9.6 million, and both royalty and non-royalty revenues in the third quarter were significantly below their levels for the second quarter. We expect both royalty and non-royalty revenues in the fourth quarter of 2000 to be significantly below their levels for the second quarter. In addition, we expect to incur net losses in the fourth quarter and for the fiscal year ending December 31, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

The Company's total revenues for the three months ended September 30, 2000 were $9.6 million compared to $10.6 million in the third quarter of 1999. Total revenues recognized under agreements with third parties were $4.7 million in the third quarter of 2000 compared to $8.4 million in the comparable period in 1999. Interest and other income was $4.9 million in the third quarter of 2000 compared to $2.2 million in the comparable period in 1999, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our public offering of common stock in September 2000 which raised approximately $337.6 million in net proceeds and our sale of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $4.7 million for the three months ended September 30, 2000 consisted principally of royalties, payments earned under humanization agreements, research and development reimbursement funding and a license maintenance fee. In the third quarter of 1999, revenues of $8.4 million under agreements with third parties consisted principally of milestone payments earned under licensing agreements, royalties, signing and licensing fees and research and development reimbursement funding.

Total costs and expenses for the three months ended September 30, 2000 were $14.7 million compared with $10.4 million in the comparable period in 1999.

Research and development expenses for the three month period ended September 30, 2000 were $9.4 million compared with $7.9 million in the year- earlier quarter. Research and development costs increased primarily due to the addition of staff, the expansion of clinical development programs, research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development and payments related to manufacturing of the humanized anti-IL-4 antibody.

General and administrative expenses for the three months ended September 30, 2000 increased to $3.0 million from $2.4 million in the comparable period in 1999. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations.

Interest expense for the three month period ended September 30, 2000 increased to $2.3 million from zero in the year earlier period primarily due to the interest expense associated with our convertible subordinated notes issued in February 2000. '

Nine Months Ended September 30, 2000 and 1999

The Company's total revenues for the nine months ended September 30, 2000 were $45.5 million compared to $27.7 million in the comparable period of 1999. Total revenues recognized under agreements with third parties were $33.0 million in the nine months ended September 30, 2000 compared to $20.9 million in the comparable period in 1999. Interest and other income was $12.4 million in the nine month period of 2000 compared to $6.8 million in the comparable period in 1999, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our public offering of common stock in September 2000 which raised approximately $337.6 million in net proceeds and our sale of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $33.0 million for the nine months ended September 30, 2000 consisted principally of royalties, signing and licensing fees, payments earned under humanization agreements, research and development reimbursement funding, milestone payments earned under licensing agreements and license maintenance fees. In the nine month period of 1999, revenues of $20.9 million under agreements with third parties consisted principally of royalties, signing and licensing fees, research and development reimbursement funding, payments earned under humanization agreements and a license maintenance fee.

Total costs and expenses for the nine months ended September 30, 2000 were $44.8 million compared with $32.1 million in the comparable period in 1999.

Research and development expenses for the nine month period ended September 30, 2000 were $30.7 million compared with $24.7 million in the year-earlier period. Research and development costs increased primarily due to the addition of staff, the expansion of clinical development programs, research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development and payments related to manufacturing of the humanized anti-IL-4 antibody.

General and administrative expenses for the nine months ended September 30, 2000 increased to $8.3 million from $7.3 million in the comparable period in 1999. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations.

Interest expense for the nine month period ended September 30, 2000 increased to $5.7 million from zero in the year earlier period primarily due to the interest expense associated with our convertible subordinated notes issued in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our operations primarily through public and private placements of equity securities, research and development revenues, interest income on invested capital and the sale of $150 million in convertible subordinated notes in February 2000. At September 30, 2000, we had cash, cash equivalents and marketable securities in the aggregate of $641.6 million, compared to $137.2 million at December 31, 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash used in operating activities was $0.3 million for the nine months ended September 30, 2000 compared to net cash used in operating activities of $2.4 million in the same period in 1999. This change was primarily the result of our net income for the nine month period of 2000 as compared to a net loss in the comparable period of 1999.

As set forth in the Consolidated Statements of Cash Flows, net cash used in investing activities for the nine months ended September 30, 2000 and 1999 were $50.0 million and $23.7 million, respectively. This change was primarily the result of our reinvestment activities and maturities of marketable securities in the 1999 period.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by financing activities for the nine months ended September 30, 2000 was $506.3 million, resulting primarily from our public offering of common stock in September 2000 which raised approximately $337.6 million in net proceeds and a private placement in February 2000 of $150 million in principal amount of 5.5% convertible subordinated notes due 2007.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis®, Herceptin®, Zenapax® and Mylotarg TM; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; enhancement of existing and investment in new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of September 30, 2000, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION - RISK FACTORS

This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in forward- looking statements. Factors that may cause such a difference include those discussed in the material set forth in this document and in the discussion captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999. Additional risks and uncertainties not presently known to us or that we currently see as immaterial may also impair our business. If any of these risks actually occurs, it could materially harm our business, financial condition or operating results.

We have a history of operating losses and may not achieve sustained profitability.

Our expenses have generally exceeded revenues. As of September 30, 2000, we had an accumulated deficit of approximately $78.5 million. We believe that our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include payments owed by us and owed to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners. In the second quarter of 2000, we received $20.4 million in revenue. This included $6.5 million in non-recurring revenue from our multiple patent licenses with Chugai and from expansion of a patent license with American Home Products. We also received significant royalty revenues on sales of the product Synagis in the second quarter. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. Our revenues for the third quarter of 2000 were $9.6 million, and both royalty and non-royalty revenues in the third quarter were significantly below their levels for the second quarter. We expect both royalty and non-royalty revenues in the fourth quarter of 2000 to be significantly below their levels for the second quarter. In addition, we expect to incur net losses in the fourth quarter and for the fiscal year ending December 31, 2000.

Our humanization patents are being opposed and a successful challenge could limit our future revenues.

Substantially all of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We plan to appeal this decision and until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. We have been advised that eight notices of opposition have been filed with respect to our second European antibody humanization patent. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management's time and attention, which could harm our business and financial condition.

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

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country.

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

Celltech Therapeutics Limited has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech may elect to appeal that decision. Also, Celltech has a pending divisional patent application in Europe, which is currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether they will be able to obtain the grant of a patent from the pending application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

In addition, if the Celltech U.S. patent or any related patent applications conflict with our U.S. patents or patent applications, we may become involved in proceedings to determine which company was the first to invent the products or processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license that may cover a process that we use to produce our potential products. In addition, we do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party under this patent. If our processes were covered by either of these patents, we might be required to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

Toagosei Co., Ltd. is subject to a claim alleging patent infringement based on the importation into the U.S. by Toagosei to us of an antibody alleged to have been analyzed in violation of a third party's patents directed to an animal model. To date, we have not directly been made subject to such a claim and, although we are still investigating the matter, we have reached a preliminary conclusion that these allegations lack merit. We cannot, however, assure you that our preliminary conclusion would be found to be correct. The third party has made a settlement offer to Toagosei, which even if agreed to and shared by us (although we may be entitled to indemnification), would not materially affect our financial condition. Nevertheless, we cannot assure you that these allegations can be settled on reasonable terms, if at all.

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

Larger and later stage clinical trials may not produce the same results as early stage trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials.

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in the Phase I/II trial for psoriasis, it has also at some dose levels caused a level of side effects that would be unacceptable in this patient population. Hence, we plan to conduct a Phase II trial of Nuvion in psoriasis in an attempt to find a dosing regimen that is both well tolerated and effective. However, we may not be able to find such a regimen, and inability to do so would prevent further development of Nuvion for the psoriasis indication. As a second example, the SMART 1D10 Antibody produced partial clinical responses in some B-cell lymphoma patients but at some dose levels there were significant side effects. Hence, we plan to conduct a Phase II trial of SMART 1D10 to determine the optimum dosing regimen.

Our clinical trial strategy may increase the risk of clinical trial difficulties.

Research, preclinical testing and clinical trials may take many years to complete and the time required can vary depending on the indication being addressed and the nature of the product. We may at times elect to use aggressive clinical strategies in order to advance potential products through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal efficacy testing, where an appropriate animal efficacy testing model does not exist, or we may conduct later stage trials based on limited early stage data. As a result, we anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

For example, we have entered the SMART M195 Antibody into a Phase III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody in combination with chemotherapy. Results from our prior Phase II and Phase II/III studies showed only a limited number of complete and partial remissions using the antibody without concomitant chemotherapy. In addition, based in part on the nature and severity of the disease, we initiated a Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of the SMART M195 Antibody. This study may not be successful, or the FDA or European regulatory authorities may not agree that the study will be adequate to obtain regulatory approval, even if the study is successful.

We may be unable to enroll sufficient patients to complete our clinical trials.

The rate of completion of our clinical trials, and those of our collaborators, is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

  the size of the patient population

  perceived risks and benefits of the drug under study

  availability of competing therapies

  availability of clinical drug supply

  availability of clinical trial sites

  design of the protocol

  proximity of and access by patients to clinical sites

  patient referral practices of physicians

  eligibility criteria for the study in question, and

  efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

We may have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we may need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

Our revenues from licensed technologies depend on the efforts and successes of our licensees.

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies that are marketed by the licensee or others.

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

Implementation of Staff Accounting Bulletin No. 101 may require us to revise our financial statements or our revenue recognition practices.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). We are evaluating the effects, if any, that the adoption of SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and the Frequently Asked Questions guidance provided by the SEC on October 13, 2000, with respect to SAB 101, may have on the results of our operations or our financial position. It is currently unknown whether this guidance will require companies, including us, to revise our revenue recognition practices or to restate revenues for the first, second and third quarters of 2000.

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

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, SmithKline is responsible for manufacturing the humanized anti-IL-4 antibody and Scil Biomedicals is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. We and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, Roche has received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax leading to interruptions in supply. If future manufacturing difficulties arise and are not corrected in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could impair our competitive position.

We do not have experience in manufacturing commercial quantities of our potential products, nor do we currently have sufficient capacity to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are reviewing plans to expand our manufacturing capacity, including possible acquisition and conversion of an existing building into a manufacturing plant or construction of an entirely new manufacturing plant. If we implement these plans we will incur substantial costs. Any construction delays could impair our ability to produce adequate supplies of our potential products for clinical use or commercial sale on a timely basis. Further, we may be unable to improve and expand our manufacturing capability sufficiently to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of these products and could impair our competitive position.

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

Potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our SMART antibody technology. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe. Since Novartis launched Simulect in the European Union earlier than Roche, Zenapax may have a smaller market share than Simulect and other available products.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. This is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

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

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. Because we are located in a high technology area, we face competition for personnel from other companies, academic institutions, government entities and other organizations. We are currently conducting a search for a chief financial officer, as well as other senior management personnel. If we are unsuccessful in filling these positions or retaining qualified personnel, our business could be impaired.

Our common stock price is volatile and an investment in our company could decline in value.

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile so that investment in our securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

27.1	Financial Data Schedule

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on August 29, 2000 (SEC File No. 000-19756) announcing:

Expectations for certain components of revenues and losses for the remainder of the year 2000.

Our intentions to the file a registration statement for the offering of up to 2,875,0000 shares of the Company's common stock.

PROTEIN DESIGN LABS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

(Registrant)
Dated: November 14, 2000

By:	/s/Laurence Jay Korn

Laurence Jay Korn
Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/Robert Kirkman

Robert Kirkman
Vice President Corporate Communications and Business Development
(Principal Accounting Officer)