Form 10-K
period 2000-12-31
PROTEIN DESIGN LABS INC/DE
filed 2001-03-30
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Common Stock, Par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2000, as reported on the NASDAQ National Market System, was approximately $3,111,000,000.

As of January 31, 2001, registrant had outstanding 43,604,123 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders, to be filed with the Commission on or prior to April 30, 2001, are incorporated by reference into Part III of this report.

PROTEIN DESIGN LABS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

This Annual Report (including all of its Parts) for Protein Design Labs, Inc. includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward- looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms "we," "us," "our," the "Company" and "PDL" mean Protein Design Labs, Inc. and its subsidiaries (unless the context indicates a different meaning).

Protein Design Labs, our logo and SMART are registered U.S. trademarks and Nuvion is a trademark of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Roche. All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1. BUSINESS

OVERVIEW

We are a leader in the development of humanized monoclonal antibodies for the prevention and treatment of disease. We have licensed certain rights to our first humanized antibody product, Zenapax, to Hoffmann-La Roche Inc. and its affiliates (Roche), which markets it for the prevention of kidney transplant rejection. We are also testing Zenapax for the treatment of autoimmune disease. In addition, we have several other humanized antibodies in clinical development for autoimmune and inflammatory conditions, asthma and cancer.

We have fundamental patents in the U.S., Europe and Japan, which we believe cover most humanized antibodies. Eleven companies have licenses under these patents for humanized antibodies that they have developed. We receive royalties on sales of the three humanized antibodies developed by other companies that are currently being marketed.

PRODUCTS IN DEVELOPMENT

The following table summarizes the potential therapeutic applications and development status for our approved product and clinical product candidates. Not all clinical trials being conducted are listed. The development and commercialization of our product candidates is subject to numerous risks and uncertainties.

    Antibody Product                  Indication(s)                Status
-------------------------      ---------------------------- ---------------------
Zenapax                        Kidney transplant rejection        Marketed
                               Heart transplant rejection         Phase III
                               Psoriasis                          Phase II
                               Type I diabtes mellitus            Phase II
                               Uveitis                            Phase I/II
                               Multiple sclerosis                 Phase I/II
SMART M195                     Acute myeloid leukemia             Phase III
SMART 1D10                     Non-Hodgkins B-cell lymphoma       Phase II
SMART Anti-L-Selectin          Trauma                             Phase IIa
Nuvion                         Psoriasis                          Phase I/II
                               Graft-versus-host disease          Phase I
Humanized Anti-IL-4            Asthma                             Phase I/II
SMART Anti-Gamma Interferon    Crohn's disease                    Phase I/II

Zenapax. The FDA approved Zenapax in December 1997 for the prevention of kidney transplant rejection. It has since been approved in Europe and other countries. Zenapax was the first humanized antibody to be approved anywhere in the world. The Zenapax approvals are based on two Phase III clinical trials, both of which demonstrated that Zenapax- treated patients had a statistically significant reduction in acute rejection episodes compared to patients who did not receive Zenapax. Also, Zenapax treatment was not associated with any observed side effects in addition to those typically seen in the transplant setting. Our licensee Roche sells Zenapax in the U.S., Europe and other territories for the transplant indication and we receive royalties on Zenapax sales.

Roche has sponsored or authorized several additional Zenapax clinical trials in other transplant settings, including liver transplants, pediatric kidney transplants, in combination with Roche's drug CellCept with and without certain other immunosuppressive drugs in kidney transplants, and for the treatment of graft-versus-host disease in donor bone marrow transplants. Roche is currently conducting a Phase III trial in heart transplant patients. In addition, we are aware of numerous independent clinical studies using Zenapax in settings including heart, lung, pancreas and combined intestinal and liver transplants.

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

Zenapax is the first effective immunosuppressive drug without significant side effects. For example, Zenapax is more specific and less toxic than other immunosuppressive drugs such as cyclosporine or ORTHOCLONE OKT3 which suppress essentially all T cells and possibly other cells. As a result, we believe Zenapax may be useful for the long- term treatment of autoimmune and inflammatory diseases such as psoriasis, multiple sclerosis and asthma.

In 1999, we reacquired from Roche specific development and marketing rights to Zenapax for autoimmune diseases. We will fund costs of clinical trials for Zenapax in autoimmune diseases. In return, we have the right to market Zenapax for approved autoimmune indications in the U.S. and Canada, and will receive a major portion of the revenues from sales for these diseases. Roche will continue to manufacture Zenapax and pay for the cost of goods from its share of the revenues. In Europe and other countries, Roche can elect to market Zenapax for approved autoimmune indications or to allow us to market it, and revenues will be shared.

Zenapax is currently in a PDL-sponsored Phase II trial in psoriasis, a common autoimmune disease of the skin, and in trials for uveitis, multiple sclerosis, type I diabetes, aplastic anemia, and the ocular manifestations of Behcet's disease. We plan to conduct additional trials for other autoimmune diseases and asthma. In the early stage clinical trial for uveitis, an autoimmune disease of the eye, Zenapax was safely administered to patients for one year and was effective in controlling the disease in most patients, some of whom have continued to receive Zenapax for up to three years.

SMART M195 Antibody. SMART M195 binds to the cancer cells of most patients with myeloid leukemias. Myeloid leukemia is the major form of adult leukemia. It is classified into two types: acute myeloid leukemia, or AML, and chronic myelogenous leukemia. At least 14,000 new cases of myeloid leukemia occur each year in the U.S. and 10,000 or more of these cases are AML. The current survival rate from myeloid leukemia is very low, despite aggressive chemotherapy and multiple, expensive hospitalizations.

Several clinical trials using the SMART M195 Antibody have been conducted, including:

  a multicenter Phase II/III trial designed to evaluate the antibody for prolonging remission in AML patients a Phase II trial to evaluate whether the antibody could induce remission in patients whose AML had relapsed a physician-sponsored Phase II trial of the antibody in patients with newly diagnosed acute promyelocytic leukemia, a subtype of AML, and physician-sponsored trials using the antibody linked to the radioisotopes 90-Yttrium or 213-Bismuth.

In general, these trials have demonstrated that SMART M195 has some biological activity and potential for efficacy. In November 1999, we began a randomized, multicenter, international Phase III study of the antibody in patients with refractory or first-relapsed AML. Patients receive a regimen of either SMART M195 plus standard chemotherapy or standard chemotherapy alone. Up to 200 patients may be enrolled in the trial, which is designed to evaluate the frequency of complete remission and other endpoints. An interim review of the trial results by an independent data safety monitoring board was conducted in the fourth quarter of 2000, and the board recommended that the trial continue. If the final results of the trial are positive, we expect to file for marketing approval.

In addition to the Phase III trial, in 1999 a Phase II trial began to test the safety and efficacy of SMART M195 in patients with high risk myelodysplastic syndrome, a precancerous condition. The study is being conducted by the European Organization for the Research and Treatment of Cancer.

Nuvion (SMART Anti-CD3 Antibody). We are developing this antibody for the treatment of autoimmune diseases. It binds to the CD3 antigen, a key receptor for stimulating T cells. A mouse anti-CD3 antibody, ORTHOCLONE OKT3, from Johnson & Johnson, is marketed as an immunosuppressive drug for the treatment of acute kidney, liver and heart transplantation rejection. While highly effective, OKT3 use is often limited by serious toxicity as well as formation of anti-OKT3 antibodies because it is a mouse antibody. In contrast, Nuvion is humanized and also has been specifically engineered to reduce certain immune system interactions that we believe contribute to the toxicity of OKT3.

Although both Nuvion and Zenapax may target some of the same diseases, we believe they may have complementary roles in medical treatment. Nuvion may be more potent than Zenapax, but may not be suitable for chronic administration, so it may be most useful to treat acute episodes of autoimmune disease and to induce remissions. Zenapax may be useful to maintain the remissions for longer periods.

Nuvion is currently in a Phase I/II clinical trial for psoriasis. It is also in a Phase I trial for steroid-refractory graft-versus-host- disease, in which the response rate in the first 15 patients was 100%. We expect to initiate additional trials in psoriasis, inflammatory bowel disease and graft-versus-host disease in 2001. We have retained worldwide rights to Nuvion.

SMART Anti-L-Selectin Antibody. This antibody inhibits the process of neutrophil binding to the lining of blood vessels. It may be useful for preventing multiple organ failure and mortality that often follows severe trauma. In primate studies carried out by independent investigators, SMART Anti-L-Selectin treatment resulted in a statistically significant improvement in survival in a model that simulates severe trauma. We believe this antibody also may be useful to treat adult respiratory distress syndrome and reperfusion injury due to heart attacks.

In May 1999, we licensed European marketing rights for this antibody to Scil Biomedicals GmbH, a European biotechnology company. Scil paid us a licensing fee and agreed to conduct and pay for clinical trials in Europe and to provide us with the data; in return, we are making milestone payments to Scil, at our election, on the achievement of defined clinical and regulatory goals. Scil has completed a Phase I trial of SMART Anti-L-Selectin and is now conducting a Phase IIa trial for treatment of trauma. If the results from that Phase IIa trial are encouraging, we may initiate clinical development in the U.S.

SMART 1D10 Antibody. The National Cancer Institute sponsored a Phase I trial of this antibody for non-Hodgkins B-cell lymphoma. Clinical responses were observed in five of the patients in this trial, and we have initiated a Phase II trial. SMART 1D10 is directed to a different target on B cells than Rituxan, the antibody currently marketed for non- Hodgkins lymphoma, and thus may provide an alternative therapy. In the U.S., approximately 290,000 patients have this disease and 55,000 new cases occur annually. We have retained worldwide rights to SMART 1D10.

Humanized Anti-IL-4 Antibody. We licensed this antibody, for the potential treatment of asthma and allergy, from SmithKline Beecham, now GlaxoSmithKline plc, in 1999. The humanized anti-IL-4 antibody blocks the effects of interleukin 4, which is believed to play a key role in initiating the series of biological processes that lead to allergy and asthma. GlaxoSmithKline began a Phase I trial of the humanized anti-IL-4 antibody, which we have now completed. We have initiated a Phase I/II multiple dose study and plan to initiate a Phase II trial in moderate to severe asthma patients.

We will conduct and pay for initial clinical trials of the humanized anti-IL-4 antibody and pay GlaxoSmithKline to manufacture the antibody. GlaxoSmithKline has agreed to make a milestone payment to us upon the achievement of a specified clinical goal. At the completion of a specified Phase II trial, GlaxoSmithKline may choose to pay us a fee to acquire marketing rights. In that case, we and GlaxoSmithKline will share future development costs and profits from any product sales. If GlaxoSmithKline elects not to pay this fee, we will have the right to develop and market the antibody.

Concurrently, we granted GlaxoSmithKline an exclusive license under our humanization patents for a humanized anti-IL-5 antibody that they are developing, for which GlaxoSmithKline paid us a licensing fee. We also granted GlaxoSmithKline options to obtain non-exclusive licenses under these patents for up to three additional antibodies. These arrangements with GlaxoSmithKline illustrate our ability to leverage our patent portfolio to obtain rights to a potentially important product.

SMART Anti-Gamma Interferon Antibody. This antibody targets gamma interferon, a protein that stimulates several types of white blood cells and that may be involved in some autoimmune diseases. We have completed a Phase I trial of SMART Anti-Gamma Interferon in normal volunteers, which showed the antibody is well-tolerated and has biological activity. We have initiated a Phase I/II trial in patients with Crohn's disease, a form of inflammatory bowel disease. In the future, we may initiate clinical trials in other autoimmune diseases. We have retained worldwide rights to SMART Anti-Gamma Interferon.

OUR TECHNOLOGY

Antibody Background Information

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

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with murine antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In a list of biotechnology medicines under clinical development in the U.S. published in 1999 by the Pharmaceutical Research and Manufacturers of America, antibodies comprised the single largest category (excluding vaccines), representing 22% of the products listed. In particular, we are aware of at least 40 humanized antibodies in clinical trials, including several antibodies addressing large markets that are being developed by major pharmaceutical companies. Eight humanized or chimeric antibodies have already been approved for marketing by the FDA.

Our SMART Antibody Technology

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

Every antibody contains two regions: a variable domain that binds to the target antigen and a constant domain that interacts with other portions of the immune system. The variable domain is composed of the complementarity determining regions (CDRs) that directly bind to the target antigen and the framework region that holds the CDRs in position and helps maintain their required shape. Researchers have used genetic engineering to construct humanized antibodies that consist of the CDRs from a murine antibody with the framework region and constant domain from a human antibody. However, when the CDRs from the murine antibody are combined with the framework of the human antibody, the human framework often distorts the shape of the CDRs so they no longer bind well to the target. Therefore, it is usually necessary to substitute one or more amino acids from the murine antibody into the framework of the humanized antibody for it to maintain the binding ability of the murine antibody.

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

BUSINESS STRATEGY

Our objective is to leverage our product pipeline and patent portfolio in the field of antibodies to become a fully-integrated, profitable, research-based biopharmaceutical company. We derive revenues, and expect to derive revenues in the future, from three major sources:

  Sales of products that we have developed. We receive royalties on sales of Zenapax by our licensee, Roche. We have several other humanized antibodies in clinical development. We plan to market some of our products, once approved, in North America, especially for specialty markets such as cancer that we believe can be effectively serviced with a relatively small sales force. We may license marketing rights for some antibodies or some geographic areas to other pharmaceutical companies.

  Royalties from the sale of humanized antibodies developed by other companies. We license our patents covering humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. The three humanized antibodies currently approved by the FDA in addition to Zenapax are licensed under our patents, Genentech's Herceptin, MedImmune's Synagis and American Home Products' Mylotarg. Combined sales of these products exceeded $700 million in 2000. We have patent license or patent rights agreements with eleven other companies for humanized antibodies they are developing.

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

COLLABORATIVE, HUMANIZATION AND PATENT LICENSING ARRANGEMENTS

Collaborative Arrangements

Roche. In 1989, we entered into agreements with Roche to collaborate on the research and development of antibodies which bind to the IL-2 receptor, including Zenapax. Under these agreements, Roche has exclusive, worldwide rights to manufacture, market and sell Zenapax. We began receiving royalties on sales of Zenapax in 1998. Our royalties are subject to offsets for milestones, third party license fees and royalties, and patent expenses paid by Roche.

In October 1999, we agreed with Roche to replace the 1989 agreements with new agreements under which we assumed worldwide responsibility for the clinical development of Zenapax for the potential treatment of autoimmune diseases. Roche retained exclusive worldwide rights to Zenapax for non-autoimmune diseases and is continuing to market Zenapax for the prevention of kidney transplant rejection. In return for undertaking clinical development in autoimmune indications, we will receive a significant share of Zenapax revenues from sales for autoimmune indications, either from our own marketing efforts or from revenue sharing with Roche.

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

Scil Biomedicals GmbH. In March 1999, we entered into an agreement with Scil for rights to develop and market SMART Anti-L-Selectin in Europe. Scil paid us a $3.0 million signing and licensing fee for these rights, and we will be entitled to royalties on any product sales. We agreed to make milestone payments to Scil, at our election, upon the achievement of specified clinical and regulatory goals.

GlaxoSmithKline plc. In September 1999, we signed agreements with SmithKline Beecham, now GlaxoSmithKline, involving two humanized antibodies for the possible treatment of asthma. We obtained a license to GlaxoSmithKline's humanized anti-IL-4 antibody and granted an exclusive license under our antibody humanization patents to GlaxoSmithKline for its humanized anti-IL-5 antibody. We have completed the Phase I clinical program for the humanized anti-IL-4 antibody, are conducting a Phase I/II trial and plan to conduct a Phase II trial in asthma patients. We will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless GlaxoSmithKline pays a fee to acquire marketing rights at the end of a specified Phase II trial. If GlaxoSmithKline decides to participate in the further development of the antibody, we will share future development costs and profits at a pre-agreed ratio. We also may receive co-promotion rights in the U.S.

Toagosei Co., Ltd. In July 1999, we signed a licensing and joint development agreement with Toagosei for an antibody developed by Toagosei and humanized by us. The antibody, SMART Anti-VEGF, binds to vascular endothelial growth factor, a protein that regulates new blood vessel formation in certain tissues and in tumors. Due to competitive factors and the need to devote greater resources to more advanced programs, we have recently notified Toagosei that we are withdrawing from this joint development agreement. Toagosei has also announced that it is terminating development of SMART Anti-VEGF.

Eli Lilly and Company. In December 1997, we signed a collaborative agreement with Lilly to discover and develop new small molecule drugs for the treatment of some types of infections, including those caused by organisms that are resistant to available antibiotics. The agreement involves a program to identify microbial genes that are differentially expressed when an infectious agent, such as a bacteria, infects a host. Lilly terminated the research program under this agreement on November 30, 2000. We received an initial $3.0 million payment under the agreement and have received research funding totaling $4.8 million over the three-year term. PDL retains all rights to discoveries made by PDL in this program.

Humanization and Patent Licensing Arrangements.

Yamanouchi Pharmaceutical Co., Ltd. In February 1991, we entered into an agreement with Yamanouchi to humanize a mouse anti-platelet (anti-gpIIb/IIIa) antibody developed by Yamanouchi for cardiovascular disorders. Yamanouchi is conducting a Phase II clinical trial with the antibody we humanized for them. Yamanouchi has exclusive, worldwide rights to the antibody and is responsible for all development activities. We have received milestone payments and will be entitled to royalties on any sales of the antibody.

Mochida Pharmaceutical Co., Ltd. In December 1995, we entered into an agreement with Mochida to humanize a mouse antibody for use in infectious disease. We received a licensing and signing fee and milestone payments and can earn royalties on any product sales. In addition, we have an option to co-promote the antibody in North America.

Toagosei Co., Ltd. In September 1996, we entered into an agreement with Toagosei to humanize a mouse antibody for treating cancer. We received a licensing and signing fee and milestone payments. Development of this antibody has been terminated.

American Home Products Corporation. In December 1996, we entered into an agreement with Genetics Institute, now a wholly-owned subsidiary of American Home Products, to initially humanize three mouse antibodies that regulate an immune system pathway. To date, we have received a $2.5 million licensing and signing fee and three milestone payments. We are entitled to royalties on any product sales. We also received an option to co-promote the products in North America under certain conditions. Two of the three antibodies are in Phase II trials.

Teijin Limited. In March 1997, we entered into an agreement with Teijin to humanize a mouse antibody to a toxin produced by the E. coli O157 bacteria that can cause serious illness or death from the consumption of contaminated food. We have received a licensing and signing fee and milestone payment and are entitled to royalties on any product sales.

Ajinomoto Co., Inc. In July 1997, we entered into an agreement with Ajinomoto to humanize a mouse antibody directed at cardiovascular conditions. We have received a licensing and signing fee and milestone payments and are entitled to royalties on any product sales. In addition, we received the right to obtain co-promotion rights to the antibody in North America.

Genentech, Inc. In September 1998, we entered into an agreement covering patent rights under our humanization patents and under Genentech patents relating to antibody engineering. Genentech paid us a $6.0 million fee, and we paid Genentech a $1.0 million fee. Each company can obtain up to six licenses for humanized antibodies upon payment of an additional fee of at least $1.0 million per antibody, as well as royalties on any product sales. The number of licensed antibodies may be increased and the term of the agreement extended upon payment of additional fees. In November 1998, Genentech exercised certain of its rights under the agreement and obtained a nonexclusive license for Herceptin. Genentech paid us a $1.0 million licensing and signing fee and we currently receive royalties on Herceptin sales.

Progenics Pharmaceuticals, Inc. In April 1999, we entered into an agreement to humanize PRO 140, Progenics' novel anti-CCR5 monoclonal antibody that inhibits HIV replication in the laboratory. Progenics paid us a licensing and signing fee, has paid a milestone payment, and has agreed to make additional payments upon the achievement of specified milestones and to pay royalties on any sales of the antibody.

Fujisawa Pharmaceuticals Co. In June 1999, we entered into a research agreement with Fujisawa to engineer certain antibodies targeted to the treatment of inflammatory and immunologically-based disorders. The engineering included the use of our patented modification of the constant region of certain types of antibodies. In February 2000, we entered into an agreement to humanize one of these antibodies. Fujisawa paid us a $1.5 million licensing and signing fee. We have received a milestone payment and are entitled to receive another milestone payment, annual maintenance fees and royalties on any product sales.

Celltech Chiroscience Limited. In December 1999, we entered into a patent rights agreement with Celltech covering specified patents relating to humanized monoclonal antibodies. Under the agreement, Celltech paid us a $3.0 million fee for the right to obtain worldwide licenses under our antibody humanization patents for up to three Celltech antibodies. We paid Celltech a fee for the right to obtain worldwide licenses under Celltech's antibody humanization patent for up to three of our antibodies. When a license is taken by either company, the other will be entitled to an additional license fee. Each company will pay royalties to the other on any sales of licensed antibodies.

Tanox, Inc. In March 2000, we entered into a patent rights agreement with Tanox under our humanization patents. Tanox paid us a $2.5 million fee, which reflected a $1.5 million credit for a fee Tanox previously paid to us for a patent license for an antibody which was incorporated into this agreement. Tanox can obtain up to four patent licenses for humanized antibodies upon payment of an additional fee of at least $1.0 million per antibody, as well as royalties on any product sales.

Eli Lilly and Company. In August and September 2000, we entered into two agreements to humanize antibodies for Lilly. Lilly paid us signing and licensing fees of $1.7 million and $1.36 million, has made milestone payments and has agreed to pay royalties on any sales of the humanized antibodies.

InterMune Pharmaceuticals, Inc. In November 2000, we entered into an agreement to humanize an antibody targeted to the bacteria Pseudomonas aeruginosa for InterMune. InterMune agreed to pay us a signing and licensing fee and to make additional payments upon the achievement of specified milestones and to pay royalties on any sales of the humanized antibody.

Millennium Pharmaceuticals, Inc. In March 2001, we entered into a patent rights agreement with Millennium under our humanization patents for which they paid us an upfront fee. Millennium can obtain up to three patent licenses for humanized antibodies upon payment of additional fees, as well as royalties on any product sales. The term of the agreement may be extended upon payment of additional fees.

Other Patent License Agreements. We have entered into patent license agreements with a number of other companies that are independently developing humanized antibodies. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for an antibody to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition to Herceptin, we receive royalties on sales of Synagis, an antibody developed by MedImmune which is currently marketed in the U.S. and Europe, and on Mylotarg, an antibody developed by American Home Products which is currently marketed in the U.S. In addition to Genentech, MedImmune and American Home Products, we have patent license agreements with Sankyo, Biogen, IDEC Pharmaceuticals, Elan Pharmaceuticals, Medarex, GlaxoSmithKline, Merck KGaA and Chugai.

MANUFACTURING AND FACILITIES

We own two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. We relocated our California headquarters and research and development facilities to this space beginning in September 1998.

We lease approximately 47,000 square feet of manufacturing, laboratory and office space in Plymouth, Minnesota. Our lease will terminate on February 29, 2004, subject to our options to extend the lease for two additional five year terms. Although these facilities are sufficient for our present manufacturing operations, in order to obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to expand and improve our manufacturing capabilities. We intend to acquire additional space and construct a commercial manufacturing facility.

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, GlaxoSmithKline is responsible for manufacturing the humanized anti-IL-4 antibody and Scil is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials in accordance with standard procedures that comply with appropriate regulatory standards.

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

We have been issued patents in the U.S., Europe and Japan which we believe cover many or most humanized antibodies. Some of these patents also cover other aspects of our SMART antibody technology. We have filed similar patent applications in other countries.

Our two humanization patents issued by the European Patent Office apply in the United Kingdom, Germany, France, Italy and eight other European countries. The European Patent Office procedures provide for an opposition period in which other parties may submit arguments as to why a patent was incorrectly granted and should be withdrawn or limited. Eighteen notices of opposition to our first European patent were filed during the opposition period for the patent, including oppositions by major pharmaceutical and biotechnology companies At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims in our first European patent. We plan to appeal the Opposition Division's decision to the Technical Board of Appeal at the European Patent Office. The Technical Board of Appeal will consider all issues anew. The appeal suspends the decision of the Opposition Division during the appeals process, which is likely to take several years.

The nine month opposition period for our second European antibody humanization patent ended in May 2000. Eight notices of opposition have been filed with respect to this patent. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

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

For the marketing of pharmaceutical products outside the U.S., we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the U.S., FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

Both before and after approval is obtained, a biological pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holder.

COMPETITION

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe.

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

  patent protection of our products.

HUMAN RESOURCES

As of December 31, 2000, we had 307 full-time employees. Of the total, 110 employees were engaged in research and development, 52 in quality assurance and compliance, 57 in clinical and regulatory, 39 in manufacturing and 49 in general and administrative functions. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ENVIRONMENT

We seek to comply with environmental statutes and the regulations of federal, state and local governmental agencies. We have put into place processes and procedures and maintain records in order to monitor environmental compliance. We may invest additional resources, if required, to comply with applicable regulations, and the cost of such compliance may increase significantly.

RISK FACTORS

This Annual Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in forward-looking statements. Factors that may cause such a difference include those discussed in the material set forth below and elsewhere in this document. Additional risks and uncertainties not presently known to us or that we currently see as immaterial may also impair our business. If any of these risks actually occurs, it could materially harm our business, financial condition or operating results.

We have a history of operating losses and may not achieve sustained profitability.

Our expenses have generally exceeded revenues. As of December 31, 2000, we had an accumulated deficit of approximately $ 78.6 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

  the seasonality of sales of licensed products

  the existence of competing products

  the marketing efforts of our licensees

  potential reductions in royalties payable to us due to credits for prior payments to us the timing of royalty reports, some of which are required quarterly and others semi-annually our method of accounting for royalty revenues from our licensees, and our ability to successfully defend and enforce our patents.

Other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

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

We receive royalty revenues on sales of the product Synagis. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales could contribute to fluctuation of our revenues from quarter to quarter.

Our humanization patents are being opposed and a successful challenge could limit our future revenues.

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We plan to appeal this decision and until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech may elect to appeal that decision. Also, Celltech has a pending divisional patent application in Europe, which is currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether they will be able to obtain the grant of a patent from the pending application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have conducted only a limited number of clinical trials to date. Moreover, we have a relatively large number of potential products in clinical development. We may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise. Our potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of our potential products, further adds to the uncertainty of regulatory approval for our potential products.

Larger and later stage clinical trials may not produce the same results as early stage trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials.

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in the Phase I/II trial for psoriasis, it has also at some dose levels caused a level of side effects that would be unacceptable in this patient population. Hence, we plan to conduct a Phase II trial of Nuvion in psoriasis in an attempt to find a dosing regimen that is both well tolerated and effective. However, we may not be able to find such a regimen, and inability to do so would prevent further development of Nuvion for the psoriasis indication. As a second example, the SMART 1D10 Antibody produced partial clinical responses in some B-cell lymphoma patients but at some dose levels there were significant side effects. Hence, we are conducting a Phase II trial of SMART 1D10 to determine a useful dosing regimen.

Our clinical trial strategy may increase the risk of clinical trial difficulties.

Research, preclinical testing and clinical trials may take many years to complete and the time required can vary depending on the indication being addressed and the nature of the product. We may at times elect to use aggressive clinical strategies in order to advance potential products through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal efficacy testing where an appropriate animal efficacy testing model does not exist, or we may conduct later stage trials based on limited early stage data. As a result, we anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

For example, we have entered the SMART M195 Antibody into a Phase III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody in combination with chemotherapy. Results from our prior Phase II and Phase II/III studies showed only a limited number of complete and partial remissions using the antibody without concomitant chemotherapy. In addition, based in part on the nature and severity of the disease, we initiated the Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of the SMART M195 Antibody. This study may not be successful, or the FDA or European regulatory authorities may not agree that the study will be adequate to obtain regulatory approval, even if the study is successful.

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

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with collaborative partners. To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for our products. If we were to enter into co- promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and dependent on the efforts of third parties.

Manufacturing difficulties could delay commercialization of our products.

Of the products that we currently have in clinical development, Roche is responsible for manufacturing Zenapax, GlaxoSmithKline is responsible for manufacturing the humanized anti-IL-4 antibody and Scil Biomedicals is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. We and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, in December 1999, Roche received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax leading to interruptions in supply. If future manufacturing difficulties arise and are not corrected in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could impair our competitive position.

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are reviewing plans to improve our current manufacturing plant in order to manufacture initial commercial supplies of certain products, including at least the SMART M195 Antibody in the event that the Phase III trial of that antibody is successful. Our ability to file for, and to obtain, marketing approval for the SMART M195 Antibody, as well as the timing of such filing, will depend on our ability to successfully improve our current manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of this product.

In addition, we plan to construct a new commercial manufacturing plant, including possible acquisition and conversion of an existing building into a manufacturing plant or construction of an entirely new building. When we implement these plans we will incur substantial costs. Any construction or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe.

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

For the marketing of pharmaceutical products outside the U.S., we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the U.S., FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the BLA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holder.

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

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. Because we are located in a high technology area, we face competition for personnel from other companies, academic institutions, government entities and other organizations. We are currently conducting a search for several senior management personnel. If we are unsuccessful in filling these positions or retaining qualified personnel, our business could be impaired.

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

PDL also leases approximately 47,000 square feet of manufacturing, laboratory and office space in Plymouth, Minnesota. Our lease will terminate on February 29, 2004, subject to our options to extend the lease for two additional five year terms. We plan to obtain additional manufacturing space in the future and may lease or acquire additional space as required.

PDL also leases approximately 6,000 square feet of general office space in Somerville, New Jersey. Our lease will terminate on October 31, 2005.

We own substantially all of the equipment used in our facilities. See Note 4 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European patent. We plan to appeal the Opposition Division's decision to the Technical Board of Appeals at the European Patent Office. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the Opposition Division during the appeals process, which is likely to take several years.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY ($)

          1999               High       Low
------------------------- ---------- ----------
First Quarter                 13.25       6.63
Second Quarter                11.00       7.19
Third Quarter                 18.07      11.07
Fourth Quarter                36.32      16.13

          2000               High       Low
------------------------- ---------- ----------
First Quarter                163.63      29.72
Second Quarter                92.00      29.66
Third Quarter                125.69      60.59
Fourth Quarter               142.81      70.88

Our Common Stock trades on the Nasdaq National Market under the symbol "PDLI." Prices indicated above are the high and low closing bid prices as reported by the Nasdaq National Market System for the periods indicated, and adjusted for the stock split described below. We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. On August 22, 2000, we effected a two-for-one stock split of our Common Stock in the form of a dividend of one share of Protein Design Labs, Inc. Common Stock for each share held at the close of business on August 1, 2000. Our stock began trading on a split-adjusted basis on August 23, 2000.

As of December 31, 2000, we had approximately 189 common stockholders of record. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The market for our securities is volatile. See "Risk Factors."

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share and number of employees data)

                                               YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------
                                    2000      1999      1998      1997      1996
                                  --------- --------- --------- --------- ---------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
  Revenues:
   Revenue under agreements with
    third parties - related           $ --      $ --      $ --      $ --   $11,000
   Revenue under agreements with
    third parties - other           39,907    26,811    21,325    11,137     5,500
   Interest and other income        23,149     8,943     9,503     9,118     6,100
                                  --------- --------- --------- --------- ---------
      Total revenues                63,056    35,754    30,828    20,255    22,600
 Costs and expenses:
   Research and development         42,334    36,090    31,645    25,614    28,795
   General and administrative       12,110     9,842     8,685     6,629     5,601
   Special charge (1)                  --        --        --     11,887       --
   Interest expense                   7965       155       --        --        --
                                  --------- --------- --------- --------- ---------
      Total costs and expenses      62,409    46,087    40,330    44,130    34,396
                                  --------- --------- --------- --------- ---------
 Net income/(loss)                    $647  ($10,333)  ($9,502) ($23,875) ($11,796)
                                  ========= ========= ========= ========= =========
 Net income/(loss) per share (2):
 Basic                               $0.02    ($0.28)   ($0.26)   ($0.68)   ($0.38)
                                  ========= ========= ========= ========= =========
 Diluted                             $0.01    ($0.28)   ($0.26)   ($0.68)   ($0.38)
                                  ========= ========= ========= ========= =========
 Shares used in computation of
 net income/(loss) per share:
 Basic                              40,452    37,396    37,050    35,298    31,208
                                  ========= ========= ========= ========= =========
 Diluted                            44,281    37,396    37,050    35,298    31,208
                                  ========= ========= ========= ========= =========

                                                     DECEMBER 31,
                                  -------------------------------------------------
                                    2000      1999      1998      1997      1996
                                  --------- --------- --------- --------- ---------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments                     $661,173  $137,237  $143,439  $163,655   $99,667
Working capital                    651,641    22,669    82,394    66,490    74,221
Total assets                       704,980   182,551   171,850   175,026   110,331
Long-term debt obligations, less
  current portion                  159,324     9,724       --        --        --
Accumulated deficit                (78,570)  (79,217)  (68,884)  (59,382)  (35,507)
Total stockholders' equity         534,144   164,743   162,496   168,468   105,112

------------------

(1)Represents a non-cash special charge of approximately $11.9 million related to the extension of the term of all outstanding stock options held by employees, officers, directors and consultants to the Company that were granted prior to February 1995, with the single exception of stock options granted to one non-employee director. The extension conforms the term of previously granted stock options, which was six years, to those granted since February 1995, ten years.

(2)For a description of the computation of net loss per share, see Note 1 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of December 31, 2000, we had an accumulated deficit of approximately $78.6 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

Our revenues, expenses and operating results will likely fluctuate in future periods. Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi- annually, our method of accounting for royalty revenues from our licensees, and our ability to successfully defend and enforce our patents.

Other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services and payments for the achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of revenue from any future collaborations.

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

We receive royalty revenues on sales of the product Synagis. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales could contribute to fluctuation of our revenues from quarter to quarter.

RESULTS OF OPERATIONS

Years ended December 31, 2000, 1999 and 1998

Our total revenues were $63.1 million in 2000 as compared to $35.8 million in 1999 and $30.8 million in 1998.

Total revenue under agreements with third parties represented $39.9 million, $26.8 million and $21.3 million of total revenues in 2000, 1999 and 1998, respectively. Revenue under agreements with third parties include royalties, licensing and signing fees, payments recognized under humanization agreements, milestone payments, research and development reimbursement funding, payments for manufacturing services and license maintenance fees. The increase in total revenue under agreements with third parties in 2000 from the prior years was primarily attributable to an increase in royalties during the period. Of the amounts we expended for research and development, $2.3 million in 2000, $2.4 million in 1999 and $1.8 million in 1998 represented third-party funded research and development activities (not including licensing and signing fees, milestone payments and product sales).

Interest and other income increased to $23.1 million in 2000 from $8.9 and $9.5 million in 1999 and 1998, respectively. The increase in 2000 is primarily attributable to the interest earned on our cash, cash equivalents, and marketable debt securities balances as a result of our public offering of common stock in the second half of 2000 which raised approximately $343.6 in net proceeds and the sale of $150 million convertible subordinated notes in February 2000.

Total costs and expenses increased to $62.4 million in 2000 from $46.1 million in 1999 and $40.3 million in 1998.

Research and development expenses in 2000 increased to $42.3 million from $36.1 million in 1999 and $31.6 million in 1998. The increase in 2000 costs and expenses as compared to 1999 and 1998 was primarily a result of the addition of staff, the expansion of clinical development programs and research and pharmaceutical development capabilities, including support for both clinical development and manufacturing process development, and payments related to manufacturing of the humanized anti-IL-4 antibody.

General and administrative expenses for 2000 increased to $12.1 million from $9.8 million in 1999 and $8.7 million in 1998. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support our expanding operations including pre- marketing expenses associated with our clinical development program.

Interest expense increased in 2000 to $8.0 million from $0.2 million in 1999 and zero in 1998. The increase is primarily due to the interest expense associated with our convertible subordinated notes issued in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At December 31, 2000, we had cash, cash equivalents and marketable securities in the aggregate of $661.2 million, compared to $137.2 million at December 31, 1999 and $143.4 million at December 31, 1998.

As set forth in the Statements of Cash Flows, net cash provided by our operating activities was approximately $6.8 million for the year ended December 31, 2000 compared to net cash used of approximately $10.7 million in 1999 and $6.7 million in 1998. The change was primarily due to our net income in 2000, changes in working capital and other assets as compared to our net losses and changes in working capital in 1999 and 1998.

As set forth in the Statements of Cash Flows, net cash used in our investing activities for the year ended December 31, 2000 was $118.2 million and $24.9 million in 1999 as compared to net cash provided by our investing activities of $21.4 million in 1998. The change in 2000 was primarily the result of our reinvestment activities associated with the purchases of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by our financing activities for the year ended December 31, 2000 was $515.8 million compared to $24.9 million in 1999 and $3.9 million in 1998. The change in 2000 was primarily the result our public offering of common stock in the second half of 2000 which raised approximately $343.6 million in net proceeds and the sale of $150 million convertible subordinated notes in February 2000.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

ITEM 7a. MARKET RISKS

We do not use derivative financial instruments for speculative or trading purposes. We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. If market interest rates were to increase by 100 basis points from December 31, 2000 levels, the fair value of the portfolio would decline by approximately $3.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                             December 31,
                                                        ----------------------
                                                             2000      1999
                                                        ----------  ----------
                     ASSETS
  Current assets:
     Cash and cash equivalents                           $421,541     $17,138
     Marketable securities                                239,632     120,098
     Other current assets                                   1,980       6,719
                                                        ----------  ----------
      Total current assets                                663,153     143,955
     Property, plant and equipment, net                    37,673      38,047
     Other assets                                           4,154         549
                                                        ----------  ----------
                                                         $704,980    $182,551
                                                        ==========  ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                      $1,062        $877
     Accrued compensation                                   1,729       1,090
     Accrued clinical trials                                1,103         712
     Accrued interest                                       3,071           --
     Other accrued liabilities                              2,692       2,762
     Deferred revenue                                       1,455       2,275
     Current portion of long-term debt                        400         368
                                                        ----------  ----------
      Total current liabilities                            11,512       8,084

     Convertible subordinated notes                       150,000           --
     Long-term debt                                         9,324       9,724
                                                        ----------  ----------
       Total liabilities                                  170,836      17,808

  Commitments and Contingencies

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                        --          --
     Common stock, par value $0.01 per share,
      90,000 shares authorized; 43,576
      and 38,564 issued and outstanding at
      December 31, 2000 and December 31, 1999,
      respectively                                            436         386
     Additional paid-in capital                           611,690     245,619
     Accumulated deficit                                  (78,570)    (79,217)
     Accumulated other comprehensive income (loss)            588      (2,045)
                                                        ----------  ----------
      Total stockholders' equity                          534,144     164,743
                                                        ----------  ----------
                                                         $704,980    $182,551
                                                        ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                                2000       1999       1998
                                             ---------- ---------- -----------
Revenues:
 Revenue under agreements with third
   parties - other                             $39,907    $26,811     $21,325
 Interest and other income                      23,149      8,943       9,503
                                             ---------- ---------- -----------
 Total revenues                                 63,056     35,754      30,828

Costs and expenses:
 Research and development                       42,334     36,090      31,645
 General and administrative                     12,110      9,842       8,685
 Special charge                                     --         --         --
 Interest expense                                7,965        155         --
                                             ---------- ---------- -----------
 Total costs and expenses                       62,409     46,087      40,330
                                             ---------- ---------- -----------
Net loss                                          $647   ($10,333)    ($9,502)
                                             ========== ========== ===========

Net income / (loss) per share:
Basic                                            $0.02     ($0.28)     ($0.26)
                                             ========== ========== ===========
Diluted                                          $0.01     ($0.28)     ($0.26)
                                             ========== ========== ===========
Shares used in computation of net
   income / (loss) per share:
Basic                                           40,452     37,396      37,050
                                             ========== ========== ===========
Diluted                                         44,281     37,396      37,050
                                             ========== ========== ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share and shares of common stock data)

                                                                                 Accumulated
                                                                                    Other       Total
                                       Common Stock     Additional                 Compre-      Stock-
                                   --------------------   Paid-in   Accumulated    hensive     holders'
                                     Shares     Amount    Capital     Deficit      Income       Equity
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1997       36,695,954     $367    $226,909     ($59,382)       $574    $168,468

Issuance of common stock              494,544        5       3,940                               $3,945
Comprehensive Income (Loss)
  Net loss                                                               (9,502)                 (9,502)
Other comprehensive income (loss)
  Unrealized loss on securities                                                        (415)       (415)
                                                                                              ----------
Total comprehensive income (loss)                                                                (9,917)
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1998       37,190,498      372     230,849      (68,884)        159     162,496

Issuance of common stock            1,373,020       14      14,770                               14,784
Comprehensive Income (Loss)
  Net loss                                                              (10,333)                (10,333)
Other comprehensive income (loss)
  Unrealized loss on securities                                                      (2,204)     (2,204)
                                                                                              ----------
Total comprehensive income (loss)                                                               (12,537)
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 1999       38,563,518      386     245,619      (79,217)     (2,045)    164,743

Follow-on public offering of
common stock at $118.4375 per
share (net of underwriters
discount of $18,103 and offering
expenses of approximately $500)     3,058,000       31     343,548                              343,579

Issuance of common stock            1,955,132       19      22,523                               22,542
Comprehensive Income (Loss)
  Net income                                                                647                     647
Other comprehensive income (loss)
  Unrealized loss on securities                                                       2,633       2,633
                                                                                              ----------
Total comprehensive income (loss)                                                                 3,280
                                   ----------- -------- ----------- ------------ -----------  ----------
Balance at December 31, 2000       43,576,650      436     611,690      (78,570)        588    $534,144
                                   =========== ======== =========== ============ ===========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                            YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                          2000      1999      1998
                                                        --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)                                         $647  ($10,333)  ($9,502)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          3,570     3,538     3,690
    Amortization of convertible notes offering cost          628        --        --
    Other                                                 (1,920)     (413)      303
  Changes in assets and liabilities:
    Other current assets                                   4,739    (2,111)   (3,829)
    Other assets                                          (4,233)      238      (191)
    Accounts payable                                         185      (433)      835
    Accrued liabilities                                    4,031    (1,245)    1,330
    Deferred revenue                                        (820)       40       631
                                                        --------- --------- ---------
Total adjustments                                          6,180      (386)    2,769
                                                        --------- --------- ---------
    Net cash provided by (used in) operating activities    6,827   (10,719)   (6,733)

Cash flows from investing activities:
  Purchases of marketable securities                    (129,821)  (81,336) (166,120)
  Maturities of marketable securities                     15,000    74,900   204,300
  Purchase of property, plant and equipment               (3,355)  (18,815)  (16,751)
  Proceeds from sale of equipment                             --       325        --
                                                        --------- --------- ---------
    Net cash provided by (used in) investing activities (118,176)  (24,926)   21,429

Cash flows from financing activities:
  Proceeds from issuance of capital stock, net           366,121    14,784     3,945
  Proceeds from issuance of convertible notes            150,000        --        --
  Proceeds from issuance of long-term debt                    --    10,150        --
  Payments on long-term debt                                (369)      (58)       --
                                                        --------- --------- ---------
    Net cash provided by financing activities            515,752    24,876     3,945
                                                        --------- --------- ---------
Net increase (decrease) in cash and cash equivalent      404,403   (10,769)   18,641
Cash and cash equivalents at beginning of year            17,138    27,907     9,266
                                                        --------- --------- ---------
Cash and cash equivalents at end of year                $421,541   $17,138   $27,907
                                                        ========= ========= =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions. PDL currently has antibodies under development for autoimmune and inflammatory conditions, asthma and cancer. PDL holds fundamental patents in the U.S., Europe and Japan for its antibody humanization technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Protein Design Labs, Inc. and its wholly-owned subsidiaries, Fremont Holding L.L.C. and Fremont Management, Inc., after elimination of inter-company accounts and transactions.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash and marketable debt securities with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

Revenue Recognition

Contract revenues from research and development arrangements are recognized based on the performance requirements of the contracts. Revenues from achievement of milestones are recognized when the funding party agrees that the scientific or clinical results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The adoption of SAB 101 did not have a material effect on our results of operations or our financial position.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the dilutive effect of outstanding stock options in 2000, but does not include the dilutive effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive. We incurred a net loss for the years ended December 31, 1999 and 1998, and as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculation as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except basic and diluted net income (loss) per share)

                                                            YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                          2000      1999      1998
                                                        --------- --------- ---------
Numerator:
  Net income (loss)                                         $647  ($10,333)  ($9,502)
                                                        ========= ========= =========
Denominator:
  Basic net income (loss) per share -
    Weighted-average shares                               40,452    37,396    37,050

Dilutive potential common shares -
    Stock Options                                          3,829        --        --
                                                        --------- --------- ---------
Denominator for diluted net income (loss) per share       44,281    37,396    37,050
                                                        ========= ========= =========
Basic net income (loss) per share                          $0.02    $(0.28)   $(0.26)
                                                        ========= ========= =========
Diluted net income (loss) per share                        $0.01    $(0.28)   $(0.26)
                                                        ========= ========= =========

Comprehensive Income (Loss)

In accordance with Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130), we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on our holdings of available-for-sale securities. Comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 is reflected in the Statements of Stockholders' Equity.

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

Segment Disclosure

In accordance with Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131), we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. We have no significant product revenue and have only one segment with facilities solely within the U.S. As a result, the adoption of FAS 131 had no impact on our reporting.

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

Property and Equipment

Land, property and equipment are stated at cost less accumulated straight-line depreciation and amortization and consist of the following:

(In thousands)

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
 Land                                          $6,790     $6,790
 Building and improvements                     21,793     21,720
 Leasehold improvements                         4,349      4,322
 Laboratory and manufacturing equipment        20,484     18,057
 Computer and office equipment                  5,465      4,785
 Furniture and fixtures                         1,442      1,294
                                            ---------- ----------
                                               60,323     56,968
 Less accumulated depreciation                (22,650)   (18,921)
                                            ---------- ----------
                                              $37,673    $38,047
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

2. Collaborative, Humanization and Patent Licensing Arrangements

Hoffmann-La Roche Inc. and its affiliates (Roche)

In 1989, we entered into agreements with Roche to collaborate on the research and development of antibodies which bind to the IL-2 receptor, including Zenapax. Under these agreements, Roche has exclusive, worldwide rights to manufacture, market and sell Zenapax. We began receiving royalties on sales of Zenapax in 1998. Our royalties are subject to offsets for milestones, third party license fees and royalties, and patent expenses paid by Roche.

In October 1999, we agreed with Roche to replace the 1989 agreements with new agreements under which we assumed worldwide responsibility for the clinical development of Zenapax for the potential treatment of autoimmune diseases. Roche retained exclusive worldwide rights to Zenapax for non-autoimmune diseases and is continuing to market Zenapax for the prevention of kidney transplant rejection. In return for undertaking clinical development in autoimmune indications, we will receive a significant share of Zenapax revenues from sales for autoimmune indications, either from our own marketing efforts or from revenue sharing with Roche.

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

Scil Biomedicals GmbH

In March 1999, we entered into an agreement with Scil for rights to develop and market SMART Anti-L-Selectin in Europe. Scil paid us a $3.0 million signing and licensing fee for these rights, and we will be entitled to royalties on any product sales. We agreed to make milestone payments to Scil, at our election, upon the achievement of specified clinical and regulatory goals.

GlaxoSmithKline plc

In September 1999, we signed agreements with SmithKline Beecham, now GlaxoSmithKline, involving two humanized antibodies for the possible treatment of asthma. We obtained a license to GlaxoSmithKline's humanized anti-IL-4 antibody and granted an exclusive license under our antibody humanization patents to GlaxoSmithKline for its humanized anti- IL-5 antibody. We have completed the Phase I clinical program for the humanized anti-IL-4 antibody, are conducting a Phase I/II trial and plan to conduct a Phase II trial in asthma patients. We will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless GlaxoSmithKline pays a fee to acquire marketing rights at the end of a specified Phase II trial. If GlaxoSmithKline decides to participate in the further development of the antibody, we will share future development costs and profits at a pre- agreed ratio. We also may receive co-promotion rights in the U.S.

Toagosei Co., Ltd.

In July 1999, we signed a licensing and joint development agreement with Toagosei for an antibody developed by Toagosei and humanized by us. The antibody, SMART Anti-VEGF, binds to vascular endothelial growth factor, a protein that regulates new blood vessel formation in certain tissues and in tumors. Due to competitive factors and the need to devote greater resources to more advanced programs, we have recently notified Toagosei that we are withdrawing from this joint development agreement. Toagosei has also announced that it is terminating development of SMART Anti-VEGF.

Eli Lilly and Company

In December 1997, we signed a collaborative agreement with Lilly to discover and develop new small molecule drugs for the treatment of some types of infections, including those caused by organisms that are resistant to available antibiotics. The agreement involved a program to identify microbial genes that are differentially expressed when an infectious agent, such as a bacteria, infects a host. Lilly terminated the research program under this agreement on November 30, 2000. We received an initial $3.0 million payment under the agreement and have received research funding totaling $4.8 million over the three-year term. PDL retains all rights to discoveries made by PDL in this program.

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

Patent Licensing and Rights Arrangements

We have entered into patent license and rights agreements with a number of other companies that are independently developing humanized antibodies. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for an antibody to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. We receive royalties on sales of Synagis, an antibody developed by MedImmune which is currently marketed in the U.S. and Europe, on Herceptin, an antibody developed by Genentech which is currently marketed in the U.S. and Europe, and on Mylotarg, an antibody developed by American Home Products which is currently marketed in the U.S. In addition to Genentech, MedImmune and American Home Products, we have patent license or rights agreements with Sankyo, Biogen, IDEC Pharmaceuticals, Elan Pharmaceuticals, Medarex, GlaxoSmithKline, Celltech, Tanox, Merck KGaA and Chugai.

3. Other Accrued Liabilities

At December 31, other accrued liabilities consisted of the following:

(In thousands)

                                                 December 31,
                                            ---------------------
                                                2000       1999
                                            ---------- ----------
   Employee stock purchase plan                  $698       $477
   Contract payable                                --        660
   Other accrued liabilities                    1,994      1,625
                                            ---------- ----------
                                               $2,692     $2,762
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

4. Commitments

We occupy leased facilities under agreements that expire in 2004 and 2005. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $1.6 million, $2.7 million, and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. In December 2000, the Company's sublease of its Mountain View, California facility to two third parties expired. Under these subleases, the Company recognized rental income of approximately $0.2 million, $1.2 million and $0.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000 the total future minimum non-cancelable payments under these operating lease agreements are approximately as follows (in thousands):

   2001                                          $620
   2002                                           610
   2003                                           588
   2004                                           253
   2005                                            72
                                            ----------
                                               $2,143
                                            ==========

5. Short- and Long-Term Investments

We invest our excess cash balances primarily in short-term and long-term marketable debt securities. These securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive loss in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method, when applicable.

The following is a summary of available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

(In thousands)

                                           Available-for-Sale Securities
                                      ---------------------------------------
                                                  Gross     Gross   Estimated
                                                UnrealizedUnrealized  Fair
                                        Cost      Gains    Losses     Value
                                      --------- --------- --------- ---------
December 31, 2000

Securities of the U.S.
Government and its agencies maturing:
    within 1 year                      $64,568       $64     ($191)  $64,441
    between 1-3 years                  136,473       568      (250)  136,791
U.S. corporate debt securities maturing:
    between 1-3 years                   38,003       397        --    38,400
                                      --------- --------- --------- ---------
Total marketable debt securities      $239,044    $1,029     ($441) $239,632
                                      ========= ========= ========= =========

December 31, 1999

Securities of the U.S.
Government and its agencies maturing:
    between 1-3 years                 $117,147       $--   ($2,183) $114,964
U.S. corporate debt securities maturing:
    within 1 year                        4,996       138        --    $5,134
                                      --------- --------- --------- ---------
Total marketable debt securities      $122,143      $138   ($2,183) $120,098
                                      ========= ========= ========= =========

During 2000 and 1999, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in each of these years were held to maturity.

6. Stockholders' Equity

Stock Split

In July 2000, we announced that our Board of Directors approved a two- for-one stock split of the outstanding shares of our common stock.

The stock split was effected in the form of a stock dividend. Each stockholder of record at the close of business on August 1, 2000 was entitled to receive one additional share of common stock for every share of common stock held on that date. The stock dividend resulting from the stock split was distributed by our transfer agent on August 22, 2000. The share and per share amounts in the accompanying financial statements and notes reflect the effect of this stock split.

2000 Public Offering

In the second half of 2000, we completed a public offering of 3,058,000 shares of common stock at a price of $118.4375 per share. Net proceeds from the offering were approximately $343.6 million.

1991 Stock Option Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan (Option Plan). We reserved 8,000,000 shares of common stock for the grant of options under the Option Plan. At December 31, 2000, 651,495 shares were available for grant.

At December 31, 2000, options to purchase 1,105,368 shares were exercisable at prices ranging from $3.62 to $42.03. Options granted under the Option Plan generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years in the case of employees, and ratably over two or five years in the case of advisors and consultants.

Outside Directors' Stock Option Plan

In February 1992 the Board of Directors adopted the Outside Directors' Stock Option Plan (Directors' Plan). We reserved 400,000 shares of common stock for the grant of options under the Directors' Plan. Through December 31, 2000, the Company granted options to purchase 330,000 shares at exercise prices ranging from $3.62 to $19.38 per share, of which 50,000 were canceled. At December 31, 2000, 44,000 were exercisable. Options granted pursuant to the Directors' Plan vest ratably over five years. A total of 72,000 options were exercised through December 31, 2000.

1993 Employee Stock Purchase Plan

In February 1993, the Board of Directors adopted the 1993 Employee Stock Purchase Plan (Employee Purchase Plan). We reserved 1,200,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan, At December 31, 2000, 709,878 shares remain available for purchase. Eligibility to participate in the Employee Purchase Plan is essentially limited to full time employees who own less than 5% of the outstanding shares. Under the Employee Purchase Plan, eligible employees can purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 2000, an aggregate of 71,770 shares were purchased by employees under the Employee Purchase Plan at prices of $9.56 or $29.43 per share.

1999 Nonstatutory Stock Option Plan

In August 1999, the Board of Directors adopted the 1999 Nonstatutory Stock Option Plan (the Nonstatutory Option Plan). We reserved 2,000,000 shares of common stock for the grant of options under the Nonstatutory Option Plan. As of December 31, 2000, 534,358 shares were available for grant. Certain options granted in August 1999 vest over a two year period beginning in September 1999.

At December 31, 2000, options to purchase 111,271 shares were exercisable at a prices ranging from $13.28 to $113.69. Options granted under the Nonstatutory Option Plan, pursuant to the standard form of option agreement for employees, generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years.

1999 Stock Option Plan

In April 1999, the Board of Directors adopted the 1999 Stock Option Plan (the 1999 Option Plan) subject to approval by our stockholders, which approval occurred in June 1999. We reserved 1,850,000 shares of common stock for the grant of options under the 1999 Option Plan. As of December 31, 2000, 984,416 shares were available for grant.

At December 31, 2000, options to purchase 67,579 shares were exercisable at a prices ranging from $13.28 to $42.03. Options granted under the 1999 Option Plan, pursuant to the standard form of option agreement for employees, generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years. Certain options granted in August 1999 vest over a two year period beginning in September 1999.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" (APB 25) and related interpretations, in accounting for stock-based awards to employees, consultants and directors under the Option Plan, Directors' Plan, the 1999 Nonstatutory Option Plan and the 1999 Option Plan because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share in 2000, 1999 and 1998 has been determined as if we had accounted for our stock-based awards under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income and earnings per share on a pro forma basis disclosed for 2000, 1999 and 1998 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because subsequent years will include additional years of vesting.

(In thousands, except per share data)
                                           Year Ended December 31,
                                      -----------------------------
                                        2000      1999      1998
                                      --------- --------- ---------
Net income (loss):
  As reported                             $647  ($10,333)  ($9,502)
  Pro forma                           ($23,866) ($17,435) ($17,626)
Net income (loss) per share:
  As reported - basic                    $0.02    ($0.28)   ($0.26)
  As reported - diluted                  $0.01    ($0.28)   ($0.26)
  Pro forma - basic                     ($0.58)   ($0.47)   ($0.48)
  Pro forma - diluted                   ($0.58)   ($0.47)   ($0.48)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in each of 2000, 1999 and 1998, respectively: (a) no dividends; (b) expected volatility of 142% for 2000, 72% for 1999 and 75% for prior years; (c) weighted-average risk-free interest rates of 6.14%, 5.39% and 5.45%; and (d) expected lives of 5 years.

A summary of the status of our stock option plans at December 31, 2000, 1999 and 1998, and changes during the years ending those dates is presented below.

(In thousands, except price data)

                                            2000                1999                1998
                                    ------------------- ------------------- -------------------
                                              Weighted            Weighted            Weighted
                                               Average             Average             Average
                                              Exercise            Exercise            Exercise
                                     Shares     Price    Shares     Price    Shares     Price
                                    --------- --------- --------- --------- --------- ---------
Outstanding at beginning of year       5,356    $11.78     4,974    $12.06     4,200    $11.13
    Granted                            1,706     56.28     2,190     11.03     1,604     16.35
    Exercised                         (1,884)    11.38    (1,278)    10.82      (430)     7.53
    Forfeited                           (391)    23.73      (530)    12.39      (400)    13.24
                                    ---------           ---------           ---------
Outstanding at end of year             4,787     27.81     5,356     11.78     4,974     12.06
                                    =========           =========           =========

Weighted average fair value of
  options granted during the year               $97.71               $6.96              $10.62
                                              =========           =========           =========

The following information applies to all stock options outstanding under our stock option plans at December 31, 2000:

(In thousands, except exercise prices and remaining contractual life data)

                          Options Outstanding          Options Exercisable
                   --------------------------------- ----------------------
                                Weighted-
                                 Average   Weighted-             Weighted-
                                Remaining   Average               Average
    Range of         Number    Contractual Exercise    Number     Exercise
   Exercise Prices Outstanding Life (years)  Price   Exercisable   Price
------------------ ----------- ----------- --------- ----------- ----------
 $3.13  to   $4.44         22        1.73     $3.66          22      $3.66
 $5.19  to   $7.88          3        5.47     $7.70           3      $7.70
 $7.94  to  $11.69      1,473        7.12     $8.95         683      $8.61
$12.06  to  $17.88        829        7.38    $14.18         405     $13.57
$19.31  to  $24.00        869        7.38    $20.13         184     $19.61
$42.03  to  $71.63      1,216        9.34    $45.56           9     $42.03
$83.38  to $113.64        375        9.63    $94.02           0      $0.00
                   -----------                       -----------
                        4,787                $27.81       1,306     $11.83
                   ===========                       ===========

7. Income Taxes

As of December 31, 2000, we have federal and California state net operating loss carryforwards of approximately $205,000,000 and $58,400,000, respectively. We also have federal and California state research and other tax credit carryforwards of approximately $6,800,000 and $5,000,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2002 through 2020, if not utilized. The California state net operating losses will expire at various dates beginning in 2001 through 2005, if not utilized.

Utilization of the federal and California state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows:

(In thousands)

                                                 2000      1999
                                               --------- ---------
 Deferred tax assets:
    Net operating loss carryforwards            $73,000   $24,000
    Research and other credits                   11,800     6,300
    Deferred revenue                                600       900
    Capitalized research and development          4,800     2,100
    Other                                         1,800     1,900
                                               --------- ---------
 Total deferred tax assets                       92,000    35,200
 Valuation allowance for deferred tax asset     (92,000)  (35,200)
                                               --------- ---------
 Net deferred tax assets                          $  --     $  --
                                               ========= =========

Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,200,000 and $900,000 during 1999 and 1998, respectively.

Approximately $52,600,000 of the valuation allowance for deferred tax assets at December 31, 2000 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

8. Legal Proceedings

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European patent. We plan to appeal the Opposition Division's decision to the Technical Board of Appeals at the European Patent Office. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the Opposition Division during the appeals process, which is likely to take several years.

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

9. Long-Term Debt

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

At December 31, 2000 the maturities of principal payments under this term loan are approximately as follows (in thousands):

   2001                                          $400
   2002                                           432
   2003                                           466
   2004                                           502
   2005                                           543
   Thereafter                                   7,381
                                            ----------
                                               $9,742
                                            ==========

10. Convertible Notes

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $75.50 per share, subject to adjustment as a result of certain events and at the holders' option. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. In June 2000, a shelf registration statement was declared effective covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. Issuance costs associated with the Convertible Notes aggregating $5.1 million are included in other assets and are amortized to interest expense over the term of the debt. The accumulated amortization at December 31, 2000 was $0.6 million.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except price per share data)

                                               2000 Quarter Ended
                                  -------------------------------------------------
                                  December 31   September 30   June 30   March 31
                                  -----------   ------------   -------   --------
  Revenues:
   Revenue under agreements with
    third parties                   $ 6,682        $4,702      $15,893    $12,450
   Interest and other income         10,735         4,892        4,472      3,050
                                   ---------      --------    ---------  ---------
      Total revenues                 17,597         9,594       20,365     15,500
 Costs and expenses:
   Research and development          11,607         9,442       10,216     11,069
   General and administrative         3,791         2,991        2,870      2,458
   Interest expense                   2,250         2,255        2,257      1,203
                                   ---------      --------    ---------  ---------
      Total costs and expenses       17,648        14,688       15,343     14,730
                                   ---------      --------    ---------  ---------
 Net income/(loss)                     $(51)      $(5,094)      $5,022       $770
                                   =========      =========   =========  =========
 Net income/(loss) per share:
 Basic                               $(0.00)       $(0.13)       $0.13      $0.02
                                   =========      =========   =========  =========
 Diluted                             $(0.00)       $(0.13)       $0.12      $0.02
                                   =========      =========   =========  =========
 Shares used in computation of
 net income/(loss) per share:
 Basic                               43,323        40,050       39,514     38,920
                                   =========      =========   =========  =========
 Diluted                             43,323        40,050       43,262     43,052
                                   =========      =========   =========  =========

                                               1999 Quarter Ended
                                  -------------------------------------------------
                                  December 31   September 30   June 30   March 31
                                  -----------   ------------   -------   --------
  Revenues:
   Revenue under agreements with
    third parties                   $ 5,906        $8,401       $6,039     $6,462
   Interest and other income          2,152         2,172        2,249      2,373
                                   ---------      --------    ---------  ---------
      Total revenues                  8,058        10,573        8,288      8,835
 Costs and expenses:
   Research and development          11,352         7,944        8,513      8,280
   General and administrative         2,523         2,448        2,450      2,445
   Interest expense                     131           --           --         --
                                   ---------      --------    ---------  ---------
      Total costs and expenses       14,006        10,392       10,963     10,725
                                   ---------      --------    ---------  ---------
 Net income/(loss)                  $(5,948)         $181      $(2,675)   $(1,890)
                                   =========      =========   =========  =========
 Net income/(loss) per share:
 Basic                               $(0.16)        $0.00       $(0.07)    $(0.05)
                                   =========      =========   =========  =========
 Diluted                             $(0.16)        $0.00       $(0.07)    $(0.05)
                                   =========      =========   =========  =========
 Shares used in computation of
 net income/(loss) per share:
 Basic                               37,760        37,336       37,250     37,236
                                   =========      =========   =========  =========
 Diluted                             37,760        38,710       37,250     37,236
                                   =========      =========   =========  =========

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders Protein Design Labs, Inc.

We have audited the accompanying consolidated balance sheets of Protein Design Labs, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protein Design Labs, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 5, 2001

PART II (con't)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file in a definitive proxy statement pursuant to Regulation 14A for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Index to financial statements

Our financial statements and the Report of the Independent Auditors are included in Part II, Item 8.

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

(2) All financial statement schedules are omitted because the information is inapplicable or presented in the Financial Statements or notes.

(3) The items listed on the Index to Exhibits on page __ are incorporated herein by reference.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K on October 6, 2000 (SEC File No. 000-19756 announcing:

On September 2, 2000 that the Company has agreed to adapt for human use a murine antibody from Eli Lilly and Company.

On September 18, 2000 that Company has entered into a second antibody agreement with Eli Lilly and Company.

On September 25, 2000, the Company's public offering of 3,000,000 shares of its common stock at a price of $118.4365.

On September 29, 2000, the completion of the Company's public offering of 3,000,000 shares of its common stock at a price of $118.4365.

(c) See (a)(3) above.

(d) See (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

By:	/s/ LAURENCE JAY KORN

Laurence Jay Korn,
Chief Executive Officer and Chairperson of the Board of Directors March 26, 2001 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date
-------------------------- ------------------------------------- --------------
   /s/ LAURENCE JAY KORN   Chief Executive Officer and           March 26, 2001
-------------------------- Chairperson of the Board of Directors
(Laurence Jay Korn)        (Principal Executive Officer)

   /s/ ROBERT L. KIRKMAN   Vice President, Business Development  March 26, 2001
-------------------------- and Corporate Communications
(Robert L. Kirkman)        (Principal Accounting Officer)

   /s/ JON S. SAXE         Director                              March 26, 2001
--------------------------
(Jon S. Saxe)

   /s/ CARY L. QUEEN       Director                              March 26, 2001
--------------------------
(Cary L. Queen)

   /s/ GEORGE M. GOULD     Director                              March 26, 2001
--------------------------
(George M. Gould)

   /s/ MAX LINK            Director                              March 26, 2001
--------------------------
(Max Link)

   /s/ JURGEN DREWS        Director                              March 26, 2001
--------------------------
(Jurgen Drews)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1995.)
*10.1	1991 Stock Option Plan, as amended on October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreements. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996.)
*10.2	1993 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 31, 1993.)
10.3	Lease Agreement between the Company and Charleston Properties, a California general partnership, dated December 22, 1989. (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.4	First Amendment of Lease between the Company and Charleston Properties, a California general partnership, dated August 31, 1992. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 31, 1993.)
10.5	Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated February 10, 1992. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed March 31, 1993.)
10.6	Amendment No. 1 to Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated July 8, 1993. (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 1994.)
10.7	License Agreement between the Company and the National Technical Information Service effective as of October 31, 1988 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.8	License Agreement between the Company and the Medical Research Council of the United Kingdom dated July 1, 1989, as amended on January 30, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-44562 effective January 28, 1992.)
10.9	Software License Agreement among the Company, Molecular Applications Group and Michael Levitt effective September 1, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.14 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.10	Development and License Agreement between the Company and Yamanouchi Pharmaceutical Company, Ltd. effective February 12, 1991, as amended on February 12, 1991 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
*10.11	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.12	Asset Purchase and License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Pharmaceuticals Corporation, dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed April 28, 1993.)
10.13	License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Ltd., dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 5.2 to Current Report on Form 8-K filed April 28, 1993.)
10.14	Letter dated October 21, 1993 amending the Asset Purchase and License Agreement among the Company, Sandoz Pharma Ltd. and Sandoz Pharmaceuticals Corporation, dated April 13, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed March 31, 1994.)
10.15	Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research, dated April 1, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 31, 1994.)
10.16	Amendment No. 2 to Lease Agreement between the Company and St. Paul Properties, effective as of October 25, 1994. (Incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 1995.)
10.17	Patent License Agreement between the Company and Celltech Limited dated as of September 30, 1994 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed March 31, 1995.)
10.18	Development and License Agreement between the Company and Mochida Pharmaceutical Co., Ltd. dated December 28, 1995 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by Reference to Exhibit 10.38 to Annual Report on Form 10-K filed March 31, 1996.)
10.19	Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, effective as of November 27, 1996. (Incorporated by Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February 13, 1997.)
10.20	Amendment No. 2 to Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated January 2, 1997. (Incorporated by Reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 14, 1997.)
*10.21	Outside Directors Stock Option Plan together with form of nonqualified stock option agreement as amended effective February 6, 1997. (Incorporated by Reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 14, 1997.)
10.22	Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998.)
10.23	Agreement of Purchase and Sale between Fremont Holding L.L.C., a Delaware limited liability company, as assignee effective September 13, 1999, and Ardenstone LLC, a Delaware limited liability company, effective June 21, 1999. (Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.24	Promissory Note between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.25	Deed of Trust and Absolute Assignment of Rents and Security Agreement (Fixture Filings) between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.26	Patent Rights Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.27	IL-5 Patent License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.28	Development and License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.51 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.29	Amended and Restated Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.52 to Quarterly Report on Form 10-Q filed November 15, 1999.)
10.30	Amended and Restated Agreement between the Company and F. Hoffmann- La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed November 15, 1999.)
*10.31	1999 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.31 to Registration Statement No. 333-87957 effective September 29, 1999.)
10.32	1999 Nonstatutory Stock Option Plan, together with form Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to Registration Statement No. 333-87957 effective September 29, 1999.)
10.33	Indenture Agreement between the Company and Chase Manhattan Bank And Trust Company, National Association, a national banking association, dated February 15, 2000. 1999.)
10.34	Registration Rights Agreement for the Company's 5.50% Convertible Subordinated Notes due February 15, 2007, dated February 15, 2000.
10.35	Amendment to Amended and Restated Agreement dated as of June 2, 2000 by and among the Company, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd.(with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2000)
*10.36	Outside Directors Stock Option Plan as amended on June 29, 2000 together with the form of nonqualified stock option agreement.
10.37	1999 Nonstatutory Stock Option Plan as amended on December 14, 2000.
10.38	Amendment No. 2 to Amended Restated Agreement dated February 23, 2001 by and among the Company, Hoffmann La-Roche Inc. and F. Hoffmann-La Roche Ltd.
10.39	Amendment No. 1 to Amended Restated Agreement dated February 23, 2001 by and among the Company and F. Hoffmann-La Roche Ltd.
21.1	Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management. (Incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed November 15, 1999.)
23.1	Consent of Ernst & Young LLP, Independent Auditors.

________________________________________________________________________________

      * Management contract or compensatory plan or arrangement