Form 10-Q
period 2001-03-31
PROTEIN DESIGN LABS INC/DE
filed 2001-05-15
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of April 30, 2001, there were 43,689,771 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Consolidated Financial Statements (unaudited):

Consolidated Statements of Operations for the Three months ended March 31, 2001 and 2000	**

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	**

Consolidated Statements of Cash Flows for the Three months ended March 31, 2001 and 2000	**

Notes to Unaudited Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Protein Design Labs, our logo and SMART are registered U.S. trademarks and Nuvion, Remitogen and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc. All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per share data)
(unaudited)

                                        Three Months Ended
                                             March 31,
                                     ---------------------
                                         2001       2000
                                     ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $16,710    $12,450
  Interest and other income              9,460      3,050
                                     ---------- ----------
    Total revenues                      26,170     15,500
                                     ---------- ----------
Costs and expenses:
  Research and development              13,671     11,069
  General and administrative             3,620      2,458
  Interest expense                       2,248      1,203
                                     ---------- ----------
    Total costs and expenses            19,539     14,730
                                     ---------- ----------
Net income                              $6,631       $770
                                     ========== ==========
Net income per share:
  Basic                                  $0.15      $0.02
                                     ========== ==========
  Diluted                                $0.14      $0.02
                                     ========== ==========
Weighted average number of shares:
  Basic                                 43,615     38,920
                                     ========== ==========
  Diluted                               46,282     43,052
                                     ========== ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                        $203,127     $421,541
     Marketable securities                             462,559      239,632
     Other current assets                                6,752        1,980
                                                   ------------  -----------
      Total current assets                             672,438      663,153
     Property and equipment, net                        38,004       37,673
     Other assets                                        3,924        4,154
                                                   ------------  -----------
                                                      $714,366     $704,980
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                     $713       $1,062
     Accrued compensation                                1,364        1,729
     Accrued clinical trials                             2,430        1,103
     Accured interest                                    1,008        3,071
     Other accrued liabilities                           2,818        2,692
     Deferred revenue                                      100        1,455
     Current portion of other long-term debt               407          400
                                                   ------------  -----------
      Total current liabilities                          8,840       11,512

     Convertible subordinated notes                    150,000      150,000
     Other long-term debt                                9,217        9,324
                                                   ------------  -----------
  Total liabilities                                    168,057      170,836

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                    --            --
     Common stock, par value $0.01 per share,
      90,000 shares authorized; 43,638
      and 43,576 issued and outstanding at
      March 31, 2001 and December 31, 2000,
      respectively                                         436          436
     Additional paid-in capital                        613,095      611,690
     Accumulated deficit                               (71,939)     (78,570)
     Accumulated other comprehensive income              4,717          588
                                                   ------------  -----------
      Total stockholders' equity                       546,309      534,144
                                                   ------------  -----------
                                                      $714,366     $704,980
                                                   ============  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                              2001        2000
                                                          ----------  ----------
Cash flows from operating activities:
  Net income                                                 $6,631        $770
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                             1,024         761
    Amortization of convertible notes offering costs            180          90
    Other                                                    (1,668)        301
  Changes in assets and liabilities:
    Other current assets                                     (4,773)       (291)
    Other assets                                                 50      (4,154)
    Accounts payable                                           (349)       (337)
    Accrued liabilities                                        (975)        714
    Deferred revenue                                         (1,355)        517
                                                          ----------  ----------
Total adjustments                                            (7,866)     (2,399)
                                                          ----------  ----------
    Net cash used in operating activities                    (1,235)     (1,629)

Cash flows from investing activities:
  Purchases of marketable securities                       (307,044)         --
  Maturities of marketable securities                        89,885       5,000
  Purchase of property, plant and equipment                  (1,327)       (876)
                                                          ----------  ----------
    Net cash provided by (used in)
       investing activities                                (218,486)      4,124

Cash flows from financing activities:
  Proceeds from convertible notes                                --     150,000
  Proceeds from issuance of capital stock, net of issuance    1,406       7,645
  Payments on other long-term debt                              (99)        (90)
                                                          ----------  ----------
    Net cash provided by financing activities                 1,307     157,555
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents       (218,414)    160,050

Cash and cash equivalents at beginning of period            421,541      17,138
                                                          ----------  ----------
Cash and cash equivalents at end of period                 $203,127    $177,188
                                                          ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 2000. The balance sheet as of December 31, 2000 is derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Marketable securities" line item in the Balance Sheet includes the interest receivable associated with all marketable securities. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash and marketable debt securities with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

The following is a summary of available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

(In thousands)

                                           Available-for-Sale Securities
                                      ---------------------------------------
                                                  Gross     Gross   Estimated
                                                UnrealizedUnrealized  Fair
                                        Cost      Gains    Losses     Value
                                      --------- --------- --------- ---------
March 31, 2001

Securities of the U.S.
Government and its agencies maturing:
    within 1 year                      $48,827      $176    $   --   $49,003
    between 1-3 years                  282,533     2,489        --   285,022
U.S. corporate debt securities maturing:
    between 1-3 years                  126,482     2,052        --   128,534
                                      --------- --------- --------- ---------
Total marketable debt securities      $457,842    $4,717    $   --  $462,559
                                      ========= ========= ========= =========

As of March 31, 2001, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated prior to this date were held to maturity.

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

Net Income Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the dilutive effect of outstanding stock options, but does not include the dilutive effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

(In thousands, except basic and diluted net income per share)

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                         2001      2000
                                       --------- ---------
Numerator:
 Net income                              $6,631      $770
                                       ========= =========
Denominator:
 Basic net income per share -
  weighted-average shares                43,615    38,920
 Dilutive potential common shares:
  Stock Options                           2,667     1,374
                                       --------- ---------
Denominator for diluted net income
 per share                               46,282    40,294
                                       ========= =========

Basic net income per share                $0.15     $0.02
                                       ========= =========
Diluted net income per share              $0.14     $0.02
                                       ========= =========

Comprehensive Income

During the three months ended March 31, 2001 and 2000, total comprehensive income was $10.8 million and $0.2 million, respectively. The Company's other comprehensive income for the three months ended March 31, 2001 and 2000 was $4.1 million and $0.5 million, respectively. Other comprehensive income is comprised of unrealized gains and losses on the Company's available-for- sale securities.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which was adopted January 1, 2001. , The adoption of FAS 133 did not have an effect on the results of operations or the financial position of the Company because the Company does not hold or use derivatives.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in "Risk Factors" as well as those discussed elsewhere in this document and the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended December 31, 2000.

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of March 31, 2001, we had an accumulated deficit of approximately $71.9 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

The Company's total revenues for the three months ended March 31, 2001 were $26.2 million compared to $15.5 million in the first quarter of 2000. Total revenues recognized under agreements with third parties were $16.7 million in the first quarter of 2001 compared to $12.5 million in the comparable period in 2000. Interest and other income was $9.5 million in the first quarter of 2001 compared to $3.0 million in the comparable period in 2000, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances as a result of our public offering of common stock in the second half of 2000 which raised approximately $343.6 million in net proceeds and our sale of $150 million in convertible subordinated notes in February 2000.

Revenues under agreements with third parties of $16.7 million for the three months ended March 31, 2001 consisted principally of royalties, a signing and licensing fee, milestone payments, portions of upfront fees paid to PDL pursuant to humanization agreements and a license maintenance fee. In the first quarter of 2000, revenues of $12.5 million under agreements with third parties consisted principally of royalties, signing and licensing fees, research and development reimbursement funding, milestone payments earned under licensing agreements and a license maintenance fee.

Total costs and expenses for the three months ended March 31, 2001 were $19.5 million compared with $14.7 million in the comparable period in 2000.

Research and development expenses for the three month period ended March 31, 2001 were $13.7 million compared with $11.1 million in the year- earlier quarter. Research and development costs increased primarily due to the expansion of clinical development programs, , including support for both clinical development and manufacturing process development and payments to third parties related to manufacturing of certain potential products.

General and administrative expenses for the three months ended March 31, 2001 increased to $3.6 million from $2.5 million in the comparable period in 2000. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations including pre-marketing expenses associated with our clinical development program.

Interest expense for the three month period ended March 31, 2001 increased to $2.3 million from $1.2 million in the year earlier period primarily due to the interest expense associated with our convertible subordinated notes issued in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At March 31, 2001, we had cash, cash equivalents and marketable securities in the aggregate of $665.7 million, compared to $661.2 million at December 31, 2000.

As set forth in the Statements of Cash Flows, net cash used in our operating activities was approximately $1.2 million for the three months ended March 31, 2001 compared to net cash used of approximately $1.6 million in the same period in 2000. The change was primarily due to our working capital needs.

As set forth in the Statements of Cash Flows, net cash used in our investing activities for the three months ended March 31, 2001 was $218.5 as compared to net cash provided by our investing activities of $4.1 million in 2000. The change in 2001 was primarily the result of our reinvestment activities associated with the purchases of short- and long-term investments.

As set forth in the Statements of Cash Flows, net cash provided by our financing activities for the three months ended March 31, 2001 was $1.3 million compared to $157.6 million in 2000. The change in 2001 from 2000 was primarily the result of our sale of $150 million of convertible subordinated notes in February 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of March 31, 2001, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION - RISK FACTORS

This Quarterly Report contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in forward- looking statements. Factors that may cause such a difference include those discussed in the material set forth in this document and in our Annual Report on Form 10-K for the year ended December 31, 2000. Additional risks and uncertainties not presently known to us or that we currently see as immaterial may also impair our business. If any of these risks actually occurs, it could materially harm our business, financial condition or operating results.

We have a history of operating losses and may not achieve sustained profitability.

Our expenses have generally exceeded revenues. As of March 31, 2001, we had an accumulated deficit of approximately $ 71.9 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We plan to appeal this decision and until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We recently received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding and inviting us to now file a response or submit claim amendments. Under Japanese Patent Office procedures, until receiving this notice, we had not been afforded an opportunity to respond to arguments made by the opponents to this patent.

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

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have conducted only a limited number of clinical trials to date. Moreover, we have a relatively large number of potential products in clinical development. We may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise. Additionally, regulatory review of our clinical trial protocols may cause us in some cases to delay or abandon our planned clinical trials. Our potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of our potential products, further adds to the uncertainty of regulatory approval for our potential products.

Larger and later stage clinical trials may not produce the same results as early stage trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials.

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in the Phase I/II trial for psoriasis, it has also at some dose levels caused a level of side effects that would be unacceptable in this patient population. We may not be able to find such a dosing regimen that is both well tolerated and effective and inability to do so would prevent further development of Nuvion for the psoriasis indication. As a second example, Remitogen (SMART 1D10 Antibody) produced partial clinical responses in some B-cell lymphoma patients but at some dose levels there were significant side effects. Hence, we are conducting a Phase II trial of Remitogen to determine a useful dosing regimen.

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

For example, we have entered Zamyl (SMART M195 Antibody) into a Phase III clinical trial in acute myelogenous leukemia with a clinical regimen that has not been tested previously with this antibody in combination with chemotherapy. Results from our prior Phase II and Phase II/III studies showed only a limited number of complete and partial remissions using the antibody without concomitant chemotherapy. In addition, based in part on the nature and severity of the disease, we initiated the Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of Zamyl. This study may not be successful, or the FDA or European regulatory authorities may not agree that the study will be adequate to obtain regulatory approval, even if the study is successful.

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

Of the products that we currently have in clinical development, Hoffmann-La Roche Inc. and its affiliates (Roche) are responsible for manufacturing Zenapax, GlaxoSmithKline is responsible for manufacturing the humanized anti-IL-4 antibody and Scil Biomedicals is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. We and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, in December 1999, Roche received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax leading to interruptions in supply. If future manufacturing difficulties arise and are not corrected in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could impair our competitive position.

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We currently plan to improve our current manufacturing plant in order to manufacture initial commercial supplies of certain products, including at least Zamyl in the event that the Phase III trial of that antibody is successful. Our ability to file for, and to obtain, marketing approval for Zamyl, as well as the timing of such filing, will depend on our ability to successfully improve our current manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of this product.

In addition, we plan to construct a new commercial manufacturing plant. When we implement these plans we will incur substantial costs. Any construction or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe. Recently, Novartis acquired a significant interest in Roche. We cannot predict the impact, if any, that this relationship may have on Roche's efforts to market Zenapax.

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

(b) Reports on Form 8-K filed during the quarter ended March 31, 2001

We filed a Current Report on Form 8-K on February 14, 2001 annoucing the Company's financial results for the quarter and year ended December 31, 2000 and certain expectations for 2001 results.

PROTEIN DESIGN LABS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

(Registrant)
Dated: May 14, 2001

By:	/s/Laurence Jay Korn

Laurence Jay Korn
Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/Robert Kirkman

Robert Kirkman
Vice President Corporate Communications and Business Development
(Principal Accounting Officer)