Form 10-Q
period 2001-06-30
PROTEIN DESIGN LABS INC/DE
filed 2001-08-13
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of July 31, 2001, there were 43,831,630 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Statements of Operations for the Three months ended June 30, 2001 and 2000 and Six months ended June 30, 2001 and 2000	**

Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	**

Consolidated Statements of Cash Flows for the Six months ended June 30, 2001 and 2000	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Protein Design Labs, our logo and SMART are registered U.S. trademarks and Nuvion, Remitogen and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per share data)
(unaudited)

                                        Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     --------------------- ---------------------
                                         2001       2000       2001       2000
                                     ---------- ---------- ---------- ----------
Revenues:

  Revenue under agreements
   with third parties                  $12,667    $15,893    $29,378    $28,343
  Interest and other income              8,982      4,472     18,441      7,521
                                     ---------- ---------- ---------- ----------
    Total revenues                      21,649     20,365     47,819     35,864
                                     ---------- ---------- ---------- ----------
Costs and expenses:
  Research and development              12,207     10,216     25,879     21,284
  General and administrative             4,052      2,870      7,672      5,329
  Interest expense                       2,250      2,257      4,497      3,460
                                     ---------- ---------- ---------- ----------
    Total costs and expenses            18,509     15,343     38,048     30,073
                                     ---------- ---------- ---------- ----------
Net income                              $3,140     $5,022     $9,771     $5,791
                                     ========== ========== ========== ==========
Net income per share:
  Basic                                  $0.07      $0.13      $0.22      $0.15
                                     ========== ========== ========== ==========
  Diluted                                $0.07      $0.12      $0.21      $0.13
                                     ========== ========== ========== ==========
Weighted average number of shares:
  Basic                                 43,722     39,514     43,669     39,218
                                     ========== ========== ========== ==========
  Diluted                               46,592     43,262     46,424     43,186
                                     ========== ========== ========== ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                     June 30,    December 31,
                                                       2001          2000
                                                   ------------  -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                        $138,062     $421,541
     Marketable securities                             507,697      239,632
     Other current assets                                4,520        1,980
                                                   ------------  -----------
      Total current assets                             650,279      663,153
     Property and equipment, net                        38,380       37,673
     Convertible note receivable                        30,000           --
     Other assets                                        3,808        4,154
                                                   ------------  -----------
                                                      $722,467     $704,980
                                                   ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                    1,183        1,062
     Accrued compensation                                1,443        1,729
     Accrued clinical trials                             1,733        1,103
     Accured interest                                    3,071        3,071
     Other accrued liabilities                           2,010        2,692
     Deferred revenue                                      100        1,455
     Current portion of other long-term debt               415          400
                                                   ------------  -----------
      Total current liabilities                          9,955       11,512

     Convertible subordinated notes                    150,000      150,000
     Other long-term debt                                9,111        9,324
                                                   ------------  -----------
  Total liabilities                                    169,066      170,836

  Stockholders' equity:
     Preferred stock, par value $0.01 per
      share, 10,000 shares authorized;
      no shares issued and outstanding                    --            --
     Common stock, par value $0.01 per share,
      250,000 shares authorized; 43,824
      and 43,576 issued and outstanding at
      June 30, 2001 and December 31, 2000,
      respectively                                         438          436
     Additional paid-in capital                        617,064      611,690
     Accumulated deficit                               (68,799)     (78,570)
     Accumulated other comprehensive income              4,698          588
                                                   ------------  -----------
      Total stockholders' equity                       553,401      534,144
                                                   ------------  -----------
                                                      $722,467     $704,980
                                                   ============  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(In thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              2001        2000
                                                          ----------  ----------
Cash flows from operating activities:
  Net income                                                 $9,771      $5,791
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             2,277       1,665
    Amortization of convertible notes offering costs            361         269
    Other                                                    (5,016)        179
  Changes in assets and liabilities:
    Other current assets                                     (2,542)      4,447
    Other assets                                                (14)     (4,231)
    Accounts payable                                            121        (304)
    Accrued liabilities                                        (339)      2,607
    Deferred revenue                                         (1,355)       (942)
                                                          ----------  ----------
Total adjustments                                            (6,507)      3,690
                                                          ----------  ----------
    Net cash provided by operating activities                 3,264       9,481

Cash flows from investing activities:
  Purchase of convertible note                              (30,000)         --
  Purchases of marketable securities                       (377,011)         --
  Maturities of marketable securities                       117,885       5,000
  Purchase of property, plant and equipment                  (2,796)     (1,777)
                                                          ----------  ----------
    Net cash provided by (used in)
       investing activities                                (291,922)      3,223

Cash flows from financing activities:
  Proceeds from convertible notes                                --     150,000
  Proceeds from issuance of capital stock, net of issuance    5,376      15,312
  Payments on other long-term debt                             (197)       (181)
                                                          ----------  ----------
    Net cash provided by financing activities                 5,179     165,131
                                                          ----------  ----------

Net increase (decrease) in cash and cash equivalents       (283,479)    177,835

Cash and cash equivalents at beginning of period            421,541      17,138
                                                          ----------  ----------
Cash and cash equivalents at end of period                 $138,062    $194,973
                                                          ==========  ==========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 2000. The Consolidated Balance Sheet as of December 31, 2000 is derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The "Marketable securities" line item in the Consolidated Balance Sheets includes the interest receivable associated with all marketable securities. The "Other" adjustments line item in the Consolidated Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash and marketable debt securities with high-credit-quality financial institutions and in securities of the U.S. government and U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

The following is a summary of all available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

(In thousands)
                                           Available-for-Sale Securities
                                      ---------------------------------------
                                                  Gross     Gross   Estimated
                                                UnrealizedUnrealized  Fair
                                        Cost      Gains    Losses     Value
                                      --------- --------- --------- ---------
June 30, 2001

Securities of the U.S.
Government and its agencies maturing:
    within 1 year                      $20,255      $118    $   --   $20,373
    between 1-3 years                  356,183     2,370       (38)  358,515
U.S. corporate debt securities maturing:
    between 1-3 years                  126,561     2,248        --   128,809
                                      --------- --------- --------- ---------
Total marketable debt securities      $502,999    $4,736    $  (38) $507,697
                                      ========= ========= ========= =========

As of June 30, 2001, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated prior to this date were held to maturity.

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

Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period and royalty revenue is recognized when royalty reports are received from the third party. Non-refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved. Non-refundable signing and licensing fees under patent rights and patent licensing agreements are recognized as revenue when there are no future performance obligations remaining with respect to such fees.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

(In thousands, except basic and diluted net income per share)

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                       ------------------- -------------------
                                         2001      2000      2001      2000
                                       --------- --------- --------- ---------
Numerator:
 Net income                              $3,140    $5,022    $9,771    $5,791
                                       ========= ========= ========= =========
Denominator:
 Basic net income per share -
  weighted-average shares                43,722    39,514    43,669    39,218
 Dilutive potential common shares:
  Stock Options                           2,870     3,748     2,667     3,968
                                       --------- --------- --------- ---------
Denominator for diluted net income
 per share                               46,592    43,262    46,336    43,186
                                       ========= ========= ========= =========

Basic net income per share                $0.07     $0.13     $0.22     $0.15
                                       ========= ========= ========= =========
Diluted net income per share              $0.07     $0.12     $0.21     $0.13
                                       ========= ========= ========= =========

Comprehensive Income

For the three months ended June 30, 2001 and 2000, total comprehensive income was $3.1 million and $5.3 million, respectively. For the six months ended June 30, 2001 and 2000, total comprehensive income was $13.9 million and $5.6 million, respectively. Total comprehensive income is comprised of net income and unrealized gains and losses on the Company's available-for- sale securities.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. In addition, funded research is expensed on a straight-line basis over the period of the funding. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Research and Development Funding

In May 2001, the Company entered into a Collaboration Agreement with Exelixis, Inc. to provide $4.0 million in annual research funding for two or more years, and purchased a $30.0 million note, which is convertible after the first year of the collaboration into shares of Exelixis common stock. For the three months ended June 30, 2001, the Company expensed approximately $0.3 million in funding under this commitment.

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

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of June 30, 2001, we had an accumulated deficit of approximately $68.8 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

The Company's total revenues for the three months ended June 30, 2001 were $21.6 million compared to $20.4 million in the second quarter of 2000. Total revenues recognized under agreements with third parties were $12.7 million in the second quarter of 2001 compared to $15.9 million in the comparable period in 2000. Interest and other income was $9.0 million in the second quarter of 2001 compared to $4.5 million in the comparable period in 2000, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds.

Revenues under agreements with third parties of $12.7 million for the three months ended June 30, 2001 consisted principally of royalties, license maintenance fees, a signing and licensing fee and a milestone payment. In the second quarter of 2000, revenues of $15.9 million under agreements with third parties consisted principally of royalties, signing and licensing fees, portions of upfront fees paid to PDL pursuant to humanization agreements, research and development reimbursement funding and license maintenance fees.

Total costs and expenses for the three months ended June 30, 2001 were $18.5 million compared with $15.3 million in the comparable period in 2000.

Research and development expenses for the three months ended June 30, 2001 were $12.2 million compared with $10.2 million in the year-earlier quarter. Research and development costs increased primarily due to the expansion of clinical development programs, including staff and support for both clinical development and manufacturing process development and payments to third parties related to research and development funding.

General and administrative expenses for the three months ended June 30, 2001 increased to $4.1 million from $2.9 million in the comparable period in 2000. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations including pre-marketing expenses associated with our clinical development program.

Interest expense for the three months ended June 30, 2001 and 2000 was essentially unchanged at $2.3 million.

Six Months Ended June 30, 2001 and 2000

The Company's total revenues for the six months ended June 30, 2001 were $47.8 million compared to $35.9 million in the comparable period in 2000. Total revenues recognized under agreements with third parties were $29.4 million in the six months ended June 30, 2001 compared to $28.3 million in the comparable period in 2000. Interest and other income was $18.4 million in the six month period of 2001 compared to $7.5 million in the comparable period in 2000, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds.

Revenues under agreements with third parties of $29.4 million for the six months ended June 30, 2001 consisted principally of royalties, signing and licensing fees, milestone payments, portions of upfront fees paid to PDL pursuant to humanization agreements and license maintenance fees. In the comparable period in 2000, revenues of $28.3 million under agreements with third parties consisted principally of royalties, signing and licensing fees, portions of upfront fees paid to PDL pursuant to humanization agreements, research and development reimbursement funding, license maintenance fees and a milestone payment earned under a licensing agreement.

Total costs and expenses for the six months ended June 30, 2001 were $38.0 million compared with $30.1 million in the comparable period in 2000.

Research and development expenses for the six months ended June 30, 2001 were $25.9 million compared with $21.3 million in the year-earlier quarter. Research and development costs increased primarily due to the expansion of clinical development programs, including staff and support for both clinical development and manufacturing process development and payments to third parties related to manufacturing of certain potential products and research and development funding.

General and administrative expenses for the six months ended June 30, 2001 increased to $7.7 million from $5.3 million in the comparable period in 2000. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations, including pre- marketing expenses associated with our clinical development program.

Interest expense for the six months ended June 30, 2001 was $4.5 million as compared to $3.5 million in the year earlier period, primarily due to the interest expense associated with our convertible subordinated notes issued on February 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At June 30, 2001, we had cash, cash equivalents and marketable securities in the aggregate of $645.8 million, compared to $661.2 million at December 31, 2000. The cash balance at June 30, 2001, reflects a reduction due to a $30 million loan to Exelixis, Inc. associated with our cancer target discovery collaboration announced in May 2001.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by our operating activities was approximately $3.3 million and $9.5 million for the six months ended June 30, 2001 and 2000, respectively. The change was primarily due to the accretion of the book value of certain debt securities and other current assets.

As set forth in the Consolidated Statements of Cash Flows, net cash used in our investing activities for the six months ended June 30, 2001 was $291.9 as compared to net cash provided by our investing activities of $3.2 million in 2000. The change in 2001 was primarily the result of our reinvestment activities associated with the purchases of marketable securities and a convertible note.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by our financing activities for the six months ended June 30, 2001 was $5.2 million compared to $165.1 million in 2000. The change in 2001 from 2000 was primarily the result of our sale of $150 million of convertible subordinated notes in February 2000.

Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products of third party licensees, including Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; resources we devote to manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of June 30, 2001, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2001 Annual Meeting of Stockholders was held on June 14, 2001 at the Company's principal offices in Fremont, California. Of the 43,664,717 shares of common stock outstanding as of the record date, 35,135,653 shares were present at the meeting or represented by proxy, representing approximately 80% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect the Class III members of the Corporation's Board of Directors as follows:

Nominee	For	Withheld
Jürgen Drews, M.D.	28,648,887	6,486,766
Laurence Jay Korn, Ph.D.	32,414,917	2,720,736
Max Link, Ph.D.	34,816,608	319,045

The stockholders also voted to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 90,000,000 to 250,000,000 as follows:

For	Against	Abstentions
23,479,538	11,643,866	12,249

In addition, the stockholders voted to approve an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares as follows:

For	Against	Abstentions
22,125,423	12,983,195	27,035

Lastly, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ending December 31, 2001 as follows:

For	Against	Abstentions
34,626,824	488,278	20,551

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

Our expenses have generally exceeded revenues. As of June 30, 2001, we had an accumulated deficit of approximately $ 68.8 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we recently filed our response to the European Patent Office. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding. Under Japanese Patent Office procedures, until receiving this notice, we had not been afforded an opportunity to respond to arguments made by the opponents to this patent. We are now preparing a response to file with the Japanese Patent Office.

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

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in the Phase I/II trial for psoriasis, it has also caused a level of side effects that would be unacceptable in this patient population. Enrollment in this trial currently is suspended and we may choose not to continue this trial or to further develop Nuvion for psoriasis. As a second example, Remitogen (SMART 1D10 Antibody) produced partial clinical responses in some B-cell lymphoma patients but at some dose levels there were significant side effects. Hence, we are conducting a Phase II trial of Remitogen to determine a useful dosing regimen.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

10.1 Collaboration Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001 (with certain confidential portions deleted and marked by notation indicating such deletion).

10.2 Convertible Note between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001.

10.3 Note Purchase Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001.

10.4 Lease Agreement between the Company and St. Paul Properties, Inc., a Delaware corporation, dated May 31, 2001.

10.5 Lease Agreement between the Company and John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, a California general partnership, dated June 28, 2001.
  Reports on Form 8-K filed during the quarter ended June 30, 2001.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: August 10, 2001

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Laurence Jay Korn

Laurence Jay Korn
Chief Executive Officer, Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/ Robert Kirkman

Robert Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)