Form 10-Q/A
period 2001-06-30
PROTEIN DESIGN LABS INC/DE
filed 2001-09-21
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Protein Design Labs, Inc. is filing this Amendment No. 1 to Form 10-Q as an exhibit-only filing. The Company is refiling Exhibit 10.1, Collaboration Agreement, dated May 22, 2001, by and between Protein Design Labs, Inc. and Exelixis, Inc., and confidential treatment has been requested for certain portions of such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: September 20, 2001

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Robert Kirkman

Robert Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)

INDEX TO EXHIBITS

Index Number	Description
10.1*	Collaboration Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001 (with certain confidential portions deleted and marked by notation indicating such deletion).
10.2**	Convertible Note between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001.
10.3**	Note Purchase Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001.
10.4**	Lease Agreement between the Company and St. Paul Properties, Inc., a Delaware corporation, dated May 31, 2001.
10.5**	Lease Agreement between the Company and John Arrillaga Survivors Trust and the Richard T. Peery Separate Property Trust, a California general partnership, dated June 28, 2001.

___________

*Filed herewith, and confidential treatment requested for certain portions of this exhibit.

**Previously filed.