Form 10-Q
period 2001-09-30
PROTEIN DESIGN LABS INC/DE
filed 2001-11-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of October 31, 2001, there were 87,935,982 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Statements of Operations for the Three months ended September 30, 2001 and 2000 and Nine months ended September 30, 2001 and 2000	**

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	**

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2001 and 2000	**

Notes to Unaudited Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

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

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income (loss) per share data)
(unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                      --------------------  --------------------
                                         2001       2000       2001       2000
                                      ---------  ---------  ---------  ---------
Revenues:

  Revenue under agreements
   with third parties                $   8,055  $   4,702  $  37,433  $  33,045
  Interest and other income              8,616      4,892     27,057     12,413
                                      ---------  ---------  ---------  ---------
    Total revenues                      16,671      9,594     64,490     45,458
                                      ---------  ---------  ---------  ---------
Costs and expenses:
  Research and development              12,463      9,442     38,342     30,726
  General and administrative             3,736      2,991     11,408      8,319
  Interest expense                       2,248      2,255      6,745      5,715
                                      ---------  ---------  ---------  ---------
    Total costs and expenses            18,447     14,688     56,495     44,760
                                      ---------  ---------  ---------  ---------
Net income (loss)                    $  (1,776) $  (5,094) $   7,995  $     698
                                      =========  =========  =========  =========
Net income (loss) per share:
  Basic                              $   (0.02) $   (0.06) $    0.09  $    0.01
                                      =========  =========  =========  =========

  Diluted                            $   (0.02) $   (0.06) $    0.08  $    0.01
                                      =========  =========  =========  =========
Weighted average number of shares:
  Basic                                 87,718     80,100     87,464     78,990
                                      =========  =========  =========  =========

  Diluted                               87,718     80,100     94,239     86,738
                                      =========  =========  =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                   September 30, December 31,
                                                      2001          2000
                                                   -----------   -----------
                                                   (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                    $   136,418   $   421,541
     Marketable securities                            512,012       239,632
     Other current assets                               6,319         1,980
                                                   -----------   -----------
      Total current assets                            654,749       663,153
     Property, plant and equipment, net                39,057        37,673
     Convertible note receivable                       30,000           --
     Other assets                                       3,539         4,154
                                                   -----------   -----------
                                                  $   727,345   $   704,980
                                                   ===========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                             $     1,282   $     1,062
     Accrued compensation                               1,509         1,729
     Accrued clinical trials                            2,120         1,103
     Accrued interest                                   1,008         3,071
     Other accrued liabilities                          2,347         2,692
     Deferred revenue                                     100         1,455
     Current portion of long-term debt                    424           400
                                                   -----------   -----------
      Total current liabilities                         8,790        11,512

  Convertible subordinated notes                      150,000       150,000
  Other long-term debt                                  9,004         9,324
                                                   -----------   -----------
  Total liabilities                                   167,794       170,836

  Stockholders' equity:
     Preferred stock, par value $0.01 per
       share, 10,000 shares authorized;
       no shares issued and outstanding                   --            --
     Common stock, par value $0.01 per share,
       250,000 shares authorized; 87,823
       and 87,152 shares issued and
       outstanding at September 30, 2001
       and December 31, 2000, respectively                878           872
     Additional paid-in capital                       618,010       611,254
     Accumulated deficit                              (70,575)      (78,570)
     Accumulated other comprehensive income            11,238           588
                                                   -----------   -----------
      Total stockholders' equity                      559,551       534,144
                                                   -----------   -----------
                                                  $   727,345   $   704,980
                                                   ===========   ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------- ----------
                                                              2001       2000
                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                              $   7,995  $     698
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             3,508      2,598
    Amortization of convertible notes offering costs            541        298
    Other                                                    (2,950)      (288)
  Changes in assets and liabilities:
    Other current assets                                     (4,339)      (866)
    Other assets                                                 74     (4,433)
    Accounts payable                                            220       (159)
    Accrued liabilities                                      (1,611)     1,085
    Deferred revenue                                         (1,355)       802
                                                           ---------  ---------
Total adjustments                                            (5,912)      (963)
                                                           ---------  ---------
    Net cash provided by (used in) operating activities       2,083       (265)

Cash flows from investing activities:
  Purchase of convertible note                              (30,000)       --
  Purchases of marketable securities                       (437,011)   (52,500)
  Maturities of marketable securities                       177,885      5,000
  Purchases of property, plant and equipment                 (4,546)    (2,520)
                                                           ---------  ---------
    Net cash used in investing activities                  (293,672)   (50,020)

Cash flows from financing activities:
  Proceeds from convertible notes                               --     150,000
  Proceeds from issuance of capital stock,
     net of issuance costs                                    6,762    356,604
  Payments on other long-term debt                             (296)      (273)
                                                           ---------  ---------
    Net cash provided by financing activities                 6,466    506,331
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents       (285,123)   456,046

Cash and cash equivalents at beginning of period            421,541     17,138
                                                           ---------  ---------
Cash and cash equivalents at end of period                $ 136,418  $ 473,184
                                                           =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(unaudited)

Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions. PDL currently has antibodies under development for autoimmune and inflammatory conditions, asthma and cancer. PDL holds fundamental patents in the United States, Europe and Japan for its antibody humanization technology.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 2000. The Consolidated Balance Sheet as of December 31, 2000 is derived from audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

                                       Available-for-Sale-Securities
                                  --------------------------------------------
(In thousands)                                 Gross       Gross     Estimated
                                             Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  ----------  ---------
September 30, 2001

Securities of the U.S. Government
  and its agencies maturing:
    within 1 year                $  10,221  $       61  $      --   $  10,282
    between 1-3 years              363,928       6,346         (13)   370,261
U.S. corporate debt securities
maturing:
    between 1-3 years              126,625       4,844         --     131,469
                                  ---------  ----------  ----------  ---------
Total marketable debt securities $ 500,774  $   11,251  $      (13) $ 512,012
                                  =========  ==========  ==========  =========

During the periods ended September 30, 2001 and 2000, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated prior to this date were held to maturity.

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

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the dilutive effect of outstanding stock options, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive for the periods presented. We incurred a net loss for the three month periods ended September 30, 2001 and 2000, and as such, we did not include the effect of outstanding stock options or convertible debt in the diluted net loss per share calculation as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
(In thousands, except basic and          ------------------  ------------------
diluted net income (loss) per share)        2001      2000      2001      2000
                                         --------  --------  --------  --------
Numerator:
 Net income (loss)                      $ (1,776) $ (5,094) $  7,995  $    698
                                         ========  ========  ========  ========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                 87,718    80,100    87,464    78,990
 Dilutive potential common shares:
  Stock Options                              --        --      6,775     7,748
                                         --------  --------  --------  --------
Denominator for diluted net income
 (loss) per share                         87,718    80,100    94,239    86,738
                                         ========  ========  ========  ========

Basic net income (loss) per share       $  (0.02) $  (0.06) $   0.09  $   0.01
                                         ========  ========  ========  ========

Diluted net income (loss) per share     $  (0.02) $  (0.06) $   0.08  $   0.01
                                         ========  ========  ========  ========

Comprehensive Income

For the three months ended September 30, 2001 and 2000, total comprehensive income was $4.7 million and $4.5 million, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive income was $18.7 million and $1.1 million, respectively. Total comprehensive income is comprised of net income (loss) and unrealized gains and losses on the Company's available-for-sale securities.

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

Research and Development Funding

In May 2001, we entered into a Collaboration Agreement with Exelixis, Inc. to provide $4.0 million in annual research funding for two or more years, and purchased a $30.0 million note, which is convertible after the first year of the collaboration into shares of Exelixis common stock. For the three months ended September 30, 2001, we expensed $1.0 million in funding under this commitment.

Commitments

In June 2001, we leased additional general office space in Fremont, California under an agreement that will expire in August 2004. In May 2001, we leased additional general office and warehousing space in Plymouth, Minnesota under an agreement that will expire in February 2009, subject to our option to extend the lease for an additional five year term.

In September 2001, we extended the term of our existing lease on our manufacturing, laboratory and office space in Plymouth, Minnesota. Our lease will terminate in February 2009, subject to our option to extend the lease for an additional five year term.

At September 30, 2001, the additional future minimum non-cancelable payments under these operating lease agreements are approximately as follows (in thousands):

2001 (Remaining term)                       $      132
2002                                               533
2003                                               547
2004                                               861
2005                                               699
Thereafter                                       2,533
                                             ----------
Total                                            5,305
                                             ==========

Stock Split

In August 2001, we announced that our Board of Directors approved a two-for-one stock split of the outstanding shares of our common stock.

The stock split was effected in the form of a stock dividend. Each stockholder of record at the close of business on September 18, 2001 was entitled to receive one additional share of common stock for every share of common stock held on that date. The stock dividend resulting from the stock split was distributed by our transfer agent on October 9, 2001. The accompanying financial statements reflect the effect of this stock split.

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

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Our expenses have generally exceeded revenues. As of September 30, 2001, we had an accumulated deficit of approximately $70.1 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

The Company's total revenues for the three months ended September 30, 2001 were $16.7 million compared to $9.6 million in the third quarter of 2000. Total revenues recognized under agreements with third parties were $8.1 million in the third quarter of 2001 compared to $4.7 million in the comparable period in 2000. Interest and other income was $8.6 million in the third quarter of 2001 compared to $4.9 million in the comparable period in 2000, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds.

Revenues under agreements with third parties of $8.1 million for the three months ended September 30, 2001 consisted principally of royalties, a milestone payment and license maintenance fees. In the third quarter of 2000, revenues of $4.7 million under agreements with third parties consisted principally of royalties, portions of upfront fees paid to PDL pursuant to humanization agreements, research and development reimbursement funding, a milestone payment earned under a humanization agreement and a license maintenance fee.

Total costs and expenses for the three months ended September 30, 2001 were $18.4 million compared with $14.7 million in the comparable period in 2000.

Research and development expenses for the three months ended September 30, 2001 were $12.5 million compared with $9.4 million in the year- earlier quarter. Research and development costs increased primarily due to a payment to a third party related to research and development funding, the expansion of clinical development programs, including staff and support for both clinical development and manufacturing process development.

General and administrative expenses for the three months ended September 30, 2001 increased to $3.7 million from $3.0 million in the comparable period in 2000. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations including pre-marketing expenses associated with our clinical development program.

Interest expense for the three months ended September 30, 2001 was essentially unchanged at $2.2 million compared to $2.3 million, in the year-earlier period.

Nine Months Ended September 30, 2001 and 2000

The Company's total revenues for the nine months ended September 30, 2001 were $64.5 million compared to $45.5 million in the comparable period in 2000. Total revenues recognized under agreements with third parties were $37.4 million in the nine months ended September 30, 2001 compared to $33.0 million in the comparable period in 2000. Interest and other income was $27.1 million in the nine month period of 2001 compared to $12.4 million in the comparable period in 2000, reflecting the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds.

Revenues under agreements with third parties of $37.4 million for the nine months ended September 30, 2001 consisted principally of royalties, signing and licensing fees, milestone payments, portions of upfront fees paid to PDL pursuant to humanization agreements and license maintenance fees. In the comparable period in 2000, revenues of $33.0 million under agreements with third parties consisted principally of royalties, signing and licensing fees, portions of upfront fees paid to PDL pursuant to humanization agreements, research and development reimbursement funding, milestone payments earned under licensing agreements and license maintenance fees.

Total costs and expenses for the nine months ended September 30, 2001 were $56.5 million compared with $44.8 million in the comparable period in 2000.

Research and development expenses for the nine months ended September 30, 2001 were $38.3 million compared with $30.7 million in the year- earlier period. Research and development costs increased primarily due to the expansion of clinical development programs, including staff and support for both clinical development and manufacturing process development and payments to third parties related to manufacturing of certain potential products and research and development funding.

General and administrative expenses for the nine months ended September 30, 2001 increased to $11.4 million from $8.3 million in the comparable period in 2000. These increases were primarily the result of expenses associated with managing and supporting the Company's expanding operations, including pre-marketing expenses associated with our clinical development program.

Interest expense for the nine months ended September 30, 2001 was $6.7 million as compared to $5.7 million in the year-earlier period, primarily due to the interest expense associated with our convertible subordinated notes issued on February 15, 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At September 30, 2001, we had cash, cash equivalents and marketable securities in the aggregate of $648.4 million, compared to $661.2 million at December 31, 2000. The cash balance at September 30, 2001, reflects a reduction due to a $30 million loan to Exelixis, Inc. associated with our cancer target discovery collaboration announced in May 2001.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by our operating activities for the nine months ended September 30, 2001 was approximately $2.1 million compared with net cash used in our operating activities of $0.3 million in the 2000 period. The change was primarily due to our net income for the 2001 period.

As set forth in the Consolidated Statements of Cash Flows, net cash used in our investing activities for the nine months ended September 30, 2001 was $293.7 compared to $50.0 million in 2000. The change in 2001 was primarily the result of our reinvestment activities associated with the purchases of marketable securities and a convertible note.

As set forth in the Consolidated Statements of Cash Flows, net cash provided by our financing activities for the nine months ended September 30, 2001 was $6.5 million compared to $506.3 million in 2000. The change in 2001 from 2000 was primarily the result of our sale of $150 million of convertible subordinated notes in February 2000 and our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The Company maintains a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not use derivative financial instruments for speculative or trading purposes. The securities in the Company's investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of September 30, 2001, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Our expenses have generally exceeded revenues. As of September 30, 2001, we had an accumulated deficit of approximately $ 70.1 million. Our losses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in new research areas and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we recently filed our response to the European Patent Office. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding. We have filed a response to this notice and are awaiting a decision from the Japanese Patent Office Examiner.

We intend to vigorously defend our patents in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management's time and attention, which could harm our business and financial condition.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech has appealed that decision. Also, Celltech has an allowed divisional patent application in Europe with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to such European patent or whether its divisional patent application, once issued, will survive opposition proceedings. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Of the products that we currently have in clinical development, Hoffmann-La Roche Inc. and its affiliates (Roche) are responsible for manufacturing Zenapax, GlaxoSmithKline plc is responsible for manufacturing the humanized anti-IL-4 antibody and Scil Biomedicals is responsible for manufacturing the SMART Anti-L-Selectin Antibody. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays. We and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, in December 1999, Roche received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax leading to interruptions in supply. If future manufacturing difficulties arise and are not corrected in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could impair our competitive position.

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

  Exhibits

None
  Reports on Form 8-K filed during the quarter ended September 30, 2001.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: November 9, 2001

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Laurence Jay Korn

Laurence Jay Korn
Chief Executive Officer, Chairperson of the Board of Directors
(Principal Executive Officer)

By:	/s/ Robert Kirkman

Robert Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)