Form 10-K405
period 2001-12-31
PROTEIN DESIGN LABS INC/DE
filed 2002-03-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, Par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 31, 2002, as reported on the NASDAQ National Market System, was approximately $1,900,000,000.

As of January 31, 2002, registrant had outstanding 88,648,503 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders, to be filed with the Commission on or prior to April 30, 2002, are incorporated by reference into Part III of this report.

PROTEIN DESIGN LABS, INC.

FORM 10-K
For The Year Ended December 31, 2001
TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

This Annual Report (including all of its Parts) for Protein Design Labs, Inc. includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms "we," "us," "our," the "Company" and "PDL" mean Protein Design Labs, Inc. and its subsidiaries (unless the context indicates a different meaning).

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Roche. All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

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

We have fundamental patents in the U.S., Europe and Japan, which we believe cover most humanized antibodies. Twelve companies have licenses under these patents for humanized antibodies that they have developed. We receive royalties on sales of three humanized antibodies developed by other companies that are currently being marketed.

PRODUCTS IN DEVELOPMENT

The following table summarizes the potential therapeutic applications and development status for our approved product and clinical product candidates. Not all clinical trials being conducted are listed. The development and commercialization of our product candidates are subject to numerous risks and uncertainties.

Antibody Product	Indication(s)	Status
Zenapax	Kidney transplant rejection	Marketed
	Heart transplant rejection	Phase III
	Psoriasis	Phase II
	Asthma	Phase II
	Type I diabetes mellitus	Phase II
	Uveitis	Phase I/II
	Multiple sclerosis	Phase I/II
Zamyl	Acute myeloid leukemia	Phase III
Remitogen	Non-Hodgkins B-cell lymphoma	Phase II
SMART Anti-L-Selectin	Trauma	Phase IIa
Nuvion	Graft-versus-host disease	Phase II
Humanized Anti-IL-4	Asthma	Phase II
SMART Anti-Gamma Interferon	Crohn's disease	Phase I/II
	Psoriasis	Phase I

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

Zenapax is the first effective immunosuppressive drug without significant side effects. For example, Zenapax is more specific and less toxic than other immunosuppressive drugs such as cyclosporine or ORTHOCLONE OKT3 which suppress essentially all T cells and possibly other cells. As a result, we believe Zenapax may be useful for the long-term treatment of autoimmune and inflammatory diseases such as psoriasis, multiple sclerosis and asthma.

In 1999, we reacquired from Roche specific development and marketing rights to Zenapax (daclizumab) for autoimmune diseases. We are funding costs of clinical trials for daclizumab in autoimmune diseases. In return, we have the right to market daclizumab for approved autoimmune indications in the U.S. and Canada, and will receive a major portion of the revenues from sales for these diseases. Roche will continue to manufacture daclizumab and pay for the cost of goods from its share of the revenues. In Europe and certain other countries, Roche can elect to market daclizumab for approved autoimmune indications or to allow us to market it, and revenues will be shared.

Zenapax is currently in PDL-sponsored Phase II trials in psoriasis, a common autoimmune disease of the skin, and in asthma. Zenapax is also in trials for uveitis, multiple sclerosis, type I diabetes, aplastic anemia, ulcerative colitis and the ocular manifestations of Behcet's disease. In the early stage clinical trial for uveitis, an autoimmune disease of the eye, Zenapax was safely administered to patients for one year and was effective in controlling the disease in most patients, some of whom have continued to receive Zenapax for over four years.

Zamyl (SMART M195 Antibody). Zamyl binds to the cancer cells of most patients with myeloid leukemias. Myeloid leukemia is the major form of adult leukemia. It is classified into two types: acute myeloid leukemia, or AML, and chronic myelogenous leukemia. At least 14,000 new cases of myeloid leukemia occur each year in the U.S. and 10,000 or more of these cases are AML. The current survival rate from myeloid leukemia is very low, despite aggressive chemotherapy and multiple, expensive hospitalizations.

Several clinical trials using Zamyl have been conducted, including:

a multicenter Phase II/III trial designed to evaluate the antibody for prolonging remission in elderly AML patients a Phase II trial to evaluate whether the antibody alone could induce remission in patients whose AML had relapsed from or was refractory to their initial chemotherapy a physician-sponsored Phase II trial of the antibody in patients with newly diagnosed acute promyelocytic leukemia, a subtype of AML, and physician-sponsored trials using the antibody linked to the radioisotopes 90-Yttrium or 213-Bismuth.

In general, these trials have demonstrated that Zamyl has some biological activity and potential for efficacy. In November 1999, we began a randomized, multicenter, international Phase III study of the antibody in patients with refractory or first-relapsed AML. Patients received a regimen of either Zamyl plus standard chemotherapy or standard chemotherapy alone. In December 2001, we reported the results from an initial review of the preliminary data from this trial. These data were analyzed to assess overall responses, complete responses and complete responses occuring within 70 days of the initiation of therapy.

In this analysis, minimal requirements for an overall response were a bone marrow biopsy that demonstrated 5% or fewer blast cells, normal numbers of circulating neutrophils and transfusion independence for both red cells and platelets. The overall response category included patients who made a complete hematologic recovery as well as patients whose platelet counts were less than 100,000 per cubic millimeter. The complete response category required complete hematologic recovery, including a normal platelet and absolute neutrophil count and transfusion independence.

In this initial review of the preliminary data, the analysis of patients who achieved a complete response within 70 days of the initiation of therapy, which was the prospectively defined primary endpoint of the trial, did not demonstrate statistically significant differences between the two arms of the trial. However, the review of overall responses indicated that Zamyl increased the overall response rate to 43% in the Zamyl plus chemotherapy patients (n=94) from 26% in the chemotherapy alone patients (n=97)(p=0.015), when all evaluable patients were analyzed on an intent-to-treat basis. In addition, the analysis of complete responses showed a positive trend, with a complete response rate of 30% in the Zamyl plus chemotherapy arm compared with 21% in the chemotherapy alone arm (p=0.182) in the intent-to-treat analysis of all patients

We have not completed the analysis of data from this trial. The results seen in the initial review of the preliminary data may differ from the results that will be obtained as additional data are obtained and as the data are further analyzed. Accordingly, we cannot assure that the complete analysis will confirm the results of the initial review, and the results of the complete analysis could be materially different from those seen in the initial review.

Also, we are in the process of analyzing survival rates for the Zamyl plus chemotherapy patient group and the chemotherapy only group as well as for various subgroups. If no discernable differences are apparent, then regulatory authorities may not attribute sufficient benefit to receiving Zamyl and, therefore, may not approve Zamyl for marketing. Moreover, only a limited analysis of adverse events occurring in this trial has been completed to date. In this preliminary review, serious adverse events occurred with greater frequency in patients receiving Zamyl plus chemotherapy (66 of 94 patients, 70%) than in patients receiving chemotherapy alone (49 of 97 patients, 50%)(p=0.005). However, investigators attributed the serious adverse events to Zamyl therapy in only 13 of these 66 patients. Further, the mortality during induction therapy, defined as the first 70 days after initiation of therapy, was similar for the Zamyl plus chemotherapy (15%) and chemotherapy alone (13%) groups.

If the complete analysis of the data confirms the preliminary response data and demonstrates that Zamyl has been well tolerated, then we plan to hold discussions with the FDA and European regulatory authorities. We would then plan to file for regulatory approval for Zamyl in the United States and Europe, if allowed by the FDA and European regulatory authorities.

We plan to manufacture Zamyl on a commercial scale in our existing manufacturing facility at Plymouth, Minnesota. The facility is currently undergoing renovation to accommodate commercial production. The renovations are expected to be complete in the second half of 2002, following which we will manufacture the qualification lots of Zamyl required for completion of a Biologics License Application (BLA). We currently anticipate completing the filing of a BLA in the second half of 2003.

In addition to the Phase III trial, in 1999 a Phase II trial began to test the safety and efficacy of Zamyl in patients with high-risk myelodysplastic syndrome, a precancerous condition. The study is being conducted by the European Organization for the Research and Treatment of Cancer. We have retained worldwide rights to Zamyl.

Nuvion (SMART Anti-CD3 Antibody). We are developing this antibody for the treatment of graft-versus-host disease and, potentially, autoimmune diseases. It binds to the CD3 antigen, a key receptor for stimulating T cells. A mouse anti-CD3 antibody, ORTHOCLONE OKT3, from Johnson & Johnson, is marketed as an immunosuppressive drug for the treatment of acute kidney, liver and heart transplantation rejection. While highly effective, OKT3 use is often limited by serious toxicity as well as formation of anti-OKT3 antibodies because it is a mouse antibody. In contrast, Nuvion is humanized and also has been specifically engineered to reduce certain immune system interactions that we believe contribute to the toxicity of OKT3.

Nuvion has completed a Phase I trial for steroid-refractory graft-versus-host disease, in which the response rate was 100%. We have initiated a Phase II trial in steroid-refractory graft-versus-host disease and expect to initiate a Phase I trial in primary graft-versus-host disease in 2002.

We conducted a Phase I/II trial of Nuvion in psoriasis. Many patients in this trial experienced adverse events consistent with the cytokine release syndrome, which precluded escalation of the dose to a level likely to be consistently effective. Based on these results, we have discontinued development of Nuvion in psoriasis at this time. In 2002, we plan to initiate a trial of Nuvion in ulcerative colitis, a disease in which concomitant steroid administration may block the symptoms of the cytokine release syndrome. We have retained worldwide rights to Nuvion.

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

Remitogen (SMART 1D10 Antibody). The National Cancer Institute sponsored a Phase I trial of this antibody for non-Hodgkin's B-cell lymphoma. Clinical responses were observed in four of the patients in this trial, and we initiated a Phase II trial. In December 2001, we reported partial data from this ongoing Phase II trial. One partial response was seen by that date in the first 25 patients evaluated. Based on these results, we have altered the dosing regimen to increase the amount of Remitogen administered. Remitogen is also in additional trials in combination with Rituxan in non-Hodgkin's lymphoma and chronic lymphocytic leukemia, in combination with granulocyte colony stimulating factor in non-Hodgkin's lymphoma, and as a single agent for the treatment of chronic lymphocytic leukemia. We also plan to initiate a Phase I trial of Remitogen for the treatment of solid tumors in 2002. Remitogen is directed to a different target on B cells than Rituxan, the antibody currently marketed for non-Hodgkin's lymphoma, and thus may provide an alternative therapy. In the U.S., approximately 290,000 patients have this disease and 55,000 new cases occur annually. We have retained worldwide rights to Remitogen.

Humanized Anti-IL-4 Antibody. We licensed this antibody, for the potential treatment of asthma and allergy, from SmithKline Beecham, now GlaxoSmithKline plc, in 1999. The humanized anti-IL-4 antibody blocks the effects of interleukin-4, which is believed to play a key role in initiating the series of biological processes that lead to allergy and asthma. GlaxoSmithKline began a Phase I trial of the humanized anti-IL-4 antibody, which we completed. We have also completed a Phase I/II multiple dose study. We initiated a Phase II trial in moderate to severe asthma patients in October 2001.

We will conduct and pay for initial clinical trials of the humanized anti-IL-4 antibody and pay GlaxoSmithKline to manufacture the antibody. GlaxoSmithKline made a milestone payment to us upon the initiation of the ongoing Phase II trial. At the completion of a specified, larger Phase II trial, GlaxoSmithKline may choose to pay us a fee to acquire marketing rights. In that case, we and GlaxoSmithKline will share future development costs and profits from any product sales. If GlaxoSmithKline elects not to pay this fee, we will have the right to develop and market the antibody.

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

SMART Anti-Gamma Interferon Antibody. This antibody targets gamma interferon, a protein that stimulates several types of white blood cells and that may be involved in some autoimmune diseases. We have completed two Phase I trials of SMART Anti-Gamma Interferon in normal volunteers, which showed the antibody is well tolerated and has biological activity. We are conducting a Phase I/II trial in patients with Crohn's disease, a form of inflammatory bowel disease. Preliminary data from the single dose portion of this trial show a trend toward a higher rate of response and a greater number of remissions as the dose was increased. We are also conducting a Phase I trial in psoriasis. In the future, we may initiate clinical trials in other autoimmune diseases. We have retained worldwide rights to SMART Anti-Gamma Interferon.

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

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with murine antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In a list of biotechnology medicines under clinical development in the U.S. published in 1999 by the Pharmaceutical Research and Manufacturers of America, antibodies comprised the single largest category (excluding vaccines), representing 22% of the products listed. In particular, we are aware of 50 humanized antibodies in clinical trials, including several antibodies addressing large markets. Nine humanized or chimeric antibodies have already been approved for marketing by the FDA.

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

BUSINESS STRATEGY

Our objective is to leverage our product pipeline and patent portfolio in the field of antibodies to become a fully integrated, profitable, research-based biopharmaceutical company. We derive revenues, and expect to derive revenues in the future, from three major sources:

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

Royalties from the sale of humanized antibodies developed by other companies. We license our patents covering humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. Three of the four humanized antibodies currently approved by the FDA in addition to Zenapax are licensed under our patents, Genentech's Herceptin, MedImmune's Synagis and Wyeth's (formerly known as American Home Products') Mylotarg. Combined sales of these products exceeded $900 million in 2001. We have patent license or patent rights agreements with eleven other companies for humanized antibodies they are developing.

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

In the U.S. and Canada, we will have the right to market daclizumab in autoimmune indications and will pay for these activities from our share of revenues. In Europe and certain other countries, Roche may choose to market daclizumab in autoimmune indications. In this case, we will receive a substantial portion of daclizumab revenue from these indications. For countries and indications for which Roche elects not to market, we will receive an exclusive license to market daclizumab and pay Roche a small royalty.

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

GlaxoSmithKline plc. In September 1999, we signed agreements with SmithKline Beecham, now GlaxoSmithKline, involving two humanized antibodies for the possible treatment of asthma. We obtained a license to GlaxoSmithKline's humanized anti-IL-4 antibody and granted an exclusive license under our antibody humanization patents to GlaxoSmithKline for its humanized anti-IL-5 antibody. We have completed Phase I and Phase I/II clinical trials for the humanized anti-IL-4 antibody and are conducting a Phase II trial in asthma patients. We will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless GlaxoSmithKline pays a fee to acquire marketing rights at the end of a specified, larger Phase II trial. If GlaxoSmithKline decides to participate in the further development of the antibody, we will share future development costs and profits at a pre-agreed ratio. We also may receive co-promotion rights in the U.S.

Exelixis, Inc. In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five year note convertible after the first year of the collaboration into Exelixis common stock. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

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

Wyeth (formerly known as American Home Products Corporation). In December 1996, we entered into an agreement with Genetics Institute, now a wholly owned subsidiary of Wyeth, to initially humanize three mouse antibodies that regulate an immune system pathway. To date, we have received a $2.5 million licensing and signing fee and three milestone payments. We are entitled to royalties on any product sales. We also received an option to co-promote the products in North America under certain conditions. Two of the three antibodies are in Phase II trials.

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

Fujisawa Pharmaceuticals Co. In June 1999, we entered into a research agreement with Fujisawa to engineer certain antibodies targeted to the treatment of inflammatory and immunologically based disorders. The engineering included the use of our patented modification of the constant region of certain types of antibodies. In February 2000, we entered into an agreement to humanize one of these antibodies. Fujisawa paid us a $1.5 million licensing and signing fee. We have received milestone payments and are entitled to receive annual maintenance fees and royalties on any product sales.

Celltech Group plc. In December 1999, we entered into a patent rights agreement with Celltech covering specified patents relating to humanized monoclonal antibodies. Under the agreement, Celltech paid us a $3.0 million fee for the right to obtain worldwide licenses under our antibody humanization patents for up to three Celltech antibodies. We paid Celltech a fee for the right to obtain worldwide licenses under Celltech's antibody humanization patent for up to three of our antibodies. When a license is taken by either company, the other will be entitled to an additional license fee. Each company will pay royalties to the other on any sales of licensed antibodies. In December 2001, Celltech obtained, pursuant to the exercise of certain of its rights under the agreement, a nonexclusive license for antibodies directed to tumor necrosis factor-alpha.

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

InterMune Pharmaceuticals, Inc. In November 2000, we entered into an agreement to humanize an antibody targeted to the bacteria Pseudomonas aeruginosa for InterMune. InterMune paid us a signing and licensing fee, a milestone payment, and has agreed to make additional payments upon the achievement of specified milestones and to pay royalties on any sales of the humanized antibody.

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

Other Patent License Agreements. We have entered into patent license agreements with a number of other companies that are independently developing humanized antibodies. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for an antibody to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition to Herceptin, we receive royalties on sales of Synagis, an antibody developed by MedImmune which is currently marketed in the U.S. and Europe, and on Mylotarg, an antibody developed by Wyeth which is currently marketed in the U.S. In addition to Genentech, MedImmune and Wyeth, we have patent license agreements with Sankyo, Biogen, IDEC Pharmaceuticals, Elan Pharmaceuticals, Medarex, GlaxoSmithKline, Merck KGaA, Chugai and Celltech.

HUMAN RESOURCES

As of December 31, 2001, we had 363 full-time employees. Of the total, 111 employees were engaged in research and development, 57 in quality assurance and compliance, 76 in clinical and regulatory, 57 in manufacturing and 62 in general and administrative functions. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of December 31, 2001, we had an accumulated deficit of approximately $75.9 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

We may not be able to obtain regulatory approvals required to market Zamyl.

We completed a Phase III clinical trial for our humanized antibody Zamyl in patients with acute myeloid leukemia. The trial compared treatment with Zamyl plus a standardized chemotherapy regimen to treatment with chemotherapy alone in patients who had failed to achieve complete remission with initial therapy, or who had relapsed within one year of achieving complete remission. Our initial review of the preliminary data from this trial indicated that Zamyl demonstrated a statistically significant difference in the overall response rate for patients who received Zamyl plus chemotherapy compared with patients who received chemotherapy alone. However, our Phase III study of Zamyl failed to meet the primary endpoint of the trial, requiring a complete response to occur within 70 days of the initiation of therapy. While we believe that additional endpoints may demonstrate that Zamyl was beneficial in this trial, we cannot predict whether the FDA or European regulatory authorities will accept our analysis of the relevant endpoints for this trial.

Further, the results seen in the initial review of the preliminary data may differ from the results that will be obtained as additional data are obtained and as the data are further analyzed. Accordingly, we cannot assure that the complete analysis will confirm the results of the initial review, and the results of the complete analysis could be materially different from those seen in the initial review. Thus, there can be no assurance that the complete data and analysis from the Phase III clinical trial of Zamyl will support the filing of a BLA or approval of the product by the FDA or other regulatory authorities.

Also, we are in the process of analyzing survival rates for the Zamyl plus chemotherapy patient group and the chemotherapy only group as well as for various subgroups. If no discernable differences are apparent, then regulatory authorities may not attribute sufficient benefit to receiving Zamyl and, therefore, may not approve Zamyl for marketing. Moreover, only a limited analysis of adverse events occurring in this trial has been completed to date. In this preliminary review, serious adverse events occurred with greater frequency in patients receiving Zamyl plus chemotherapy (66 of 94 patients, 70%) than in patients receiving chemotherapy alone (49 of 97 patients, 50%)(p=0.005). However, investigators attributed the serious adverse events to Zamyl therapy in only 13 of these 66 patients. No significant differences for serious adverse events were seen between treatment groups for any body system. Further, the mortality during induction therapy, defined as the first 70 days after initiation of therapy, was similar for the Zamyl plus chemotherapy (15%) and chemotherapy alone (13%) groups. However, if regulatory authorities determine that Zamyl causes an unacceptable incidence or severity of side effects, we may not be able to obtain regulatory approval of the drug, or further development may be slowed by the need to find dosing regimens that do not cause such side effects.

In addition, we initiated the Phase III study without a meeting with the FDA or European regulatory authorities to discuss the protocol and its adequacy to support approval of Zamyl. Once we analyze all of the data for the Phase III trial, discuss such data with regulatory authorities, and/or file for regulatory approval, we may discover that the FDA or European regulatory authorities may not agree that the study will be adequate to obtain regulatory approval.

Our humanization patents are being opposed and a successful challenge could limit our future revenues.

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding. Under Japanese Patent Office procedures, until receiving this notice, we had not been afforded an opportunity to respond to arguments made by the opponents to this patent. We have filed a response with the Japanese Patent Office, and we are awaiting a final decision from the Japanese patent examiner.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech has appealed that decision. Also, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether Celltech's second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license that may cover a process that we use to produce our potential products. In addition, we do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, Inc., under this patent. If our processes were covered by either of these patents, we might be required to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

We are also aware of issued patents that could apply to one or more of our specific products. For example, a U.S. patent recently issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims, however, do not cover treatment of either Crohn's disease or psoriasis -- the two indications currently being investigated in our SMART Anti-Gamma Interferon Antibody clinical trials. Additional examples include an issued U.S. patent to Schering Corporation that may cover our humanized anti-IL-4 antibody, and issued U.S. and European patents to Genetics Institute (now a wholly-owned subsidiary of Wyeth) that may cover our SMART anti-Il-12 antibody. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

Earlier clinical trials such as Phase I and II trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed.

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. As an example, in a Phase I trial, Remitogen produced partial clinical responses in several B-cell lymphoma patients. Partial, preliminary results in a Phase II trial of Remitogen, however, did not show a similar response rate. Consequently, the dosing regimen has been amended in that trial to attempt to determine an effective dosing regimen.

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in a Phase I/II trial for psoriasis, it has also caused a level of side effects that would be unacceptable in this patient population. Enrollment in this trial currently is suspended and our current plan is not to continue this trial and we may choose not to further develop Nuvion for psoriasis.

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

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with collaborative partners. To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and dependent on the efforts of third parties. If we are successful in obtaining regulatory approval to market Zamyl, we intend to market and sell Zamyl both directly and through arrangements with collaborative partners. If we were to enter into co-promotion or other marketing arrangements with collaborative partners, our revenues would be subject to the payment provisions of these arrangements and could largely depend on these partners' marketing and promotion efforts.

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

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We currently plan to improve our existing manufacturing plant in order to manufacture initial commercial supplies of certain products, including at least Zamyl. Our ability to file for, and to obtain, regulatory approval for Zamyl, as well as the timing of such filing, will depend on our ability to successfully improve our existing manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of this product.

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

In addition to the risks described above with respect to Zamyl, all of our products in development are subject to risks associated with applicable government regulations. The manufacturing, testing and marketing of our products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous FDA regulation. Additionally, other federal, state and local regulations govern the manufacture, testing, clinical and nonclinical studies to assess safety and efficacy, approval, advertising and promotion of pharmaceutical products. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires a number of years and the expenditure of substantial resources. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the BLA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, regulatory approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or regulatory approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA holder.

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

ITEM 2. PROPERTIES

PDL owns two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. In July 2001, we leased approximately 11,000 square feet of general office space in Fremont, California. Our lease will terminate on July 30, 2004.

In Plymouth, Minnesota, we lease approximately 74,000 square feet of manufacturing, laboratory and office space. Our leases will terminate on February 29, 2009, subject to our option to extend the leases for an additional five year term. We plan to obtain additional manufacturing space in the future and may lease or acquire additional space as required.

PDL also leases approximately 6,000 square feet of general office space in Somerville, New Jersey. Our lease will terminate on October 31, 2005.

We own substantially all of the equipment used in our facilities. See Note 4 to the financial statements.

ITEM 3. LEGAL PROCEEDINGS

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European patent. We have appealed the Opposition Division's decision to the Technical Board of Appeals at the European Patent Office. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the Opposition Division during the appeals process.

Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. We may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response to the European Patent Office. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding. Under Japanese Patent Office procedures, until receiving this notice, we had not been afforded an opportunity to respond to arguments made by the opponents to this patent. We have filed a response with the Japanese Patent Office, and we are awaiting a final decision from the Japanese patent examiner.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDEND POLICY ($)

2000	High	Low
First Quarter	81.82	14.86
Second Quarter	46.00	14.83
Third Quarter	62.85	30.30
Fourth Quarter	71.41	35.44

2001
First Quarter	42.25	17.38
Second Quarter	45.20	17.47
Third Quarter	42.09	20.48
Fourth Quarter	40.56	23.43

Our common stock trades on the Nasdaq National Market under the symbol "PDLI." Prices indicated above are the high and low closing bid prices as reported by the Nasdaq National Market System for the periods indicated, adjusted for the stock split described below. We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. On August 22, 2000 and October 9, 2001, we effected two-for-one stock splits of our common stock, each in the form of a dividend of one share of Protein Design Labs, Inc. common stock for each share held at the close of business on August 1, 2000 and September 18, 2001, respectively. Our stock began trading on a split-adjusted basis in 2000 as of August 23, 2000 and in 2001 as of October 10, 2001.

As of December 31, 2001, we had approximately 135 common stockholders of record. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The market for our securities is volatile. See "Risk Factors."

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Revenue under agreements with third parties	$ 44,375	$ 39,907	$ 26,811	$ 21,325	$ 11,137
Interest and other income	35,160	23,149	8,943	9,503	9,118
Total revenues	79,535	63,056	35,754	30,828	20,255

Costs and expenses:
Research and development	52,173	42,334	36,090	31,645	25,614
General and administrative	15,726	12,110	9,842	8,685	6,629
Special charge (1)	--	--	--	--	11,887
Interest expense	8,989	7,965	155	--	--
Total costs and expenses	76,888	62,409	46,087	40,330	44,130
Net income (loss)	$ 2,647	$ 647	$ (10,333)	$ (9,502)	$ (23,875)

Net income (loss) per share (2):
Basic	$ 0.03	$ 0.01	$ (0.14)	$ (0.13)	$ (0.34)
Diluted	$ 0.03	$ 0.01	$ (0.14)	$ (0.13)	$ (0.34)

Shares used in computation of net income (loss) per share:
Basic	87,624	80,904	74,792	74,100	70,596
Diluted	92,889	88,562	74.792	74,100	70,596

	DECEMBER 31,
	2001	2000	1999	1998	1997
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments	$650,315	$661,173	$137,237	$143,439	$163,655
Working capital	641,896	651,641	22,669	82,394	66,490
Total assets	729,898	704,980	182,551	171,850	175,026
Long-term debt obligations, less current portion	158,892	159,324	9,724	--	--
Accumulated deficit	(75,923)	(78,570)	(79,217)	(68,884)	(59,382)
Total stockholders' equity	558,443	534,144	164,743	162,496	168,468

___________

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

  For a description of the computation of net income (loss) per share, see Note 1 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of December 31, 2001, we had an accumulated deficit of approximately $75.9 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

Our revenues, expenses and operating results will likely fluctuate in future periods. Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi-annually, our method of accounting for royalty revenues from our licensees in the period reported to us, and our ability to successfully defend and enforce our patents.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

  Contract revenues from research and development arrangements are recognized based on the performance requirements of the contracts.

  Revenues from achievement of milestones are recognized when the funding party agrees that the milestone (typically scientific, regulatory or clinical results) stipulated in the agreement has been met.

  Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period. Royalty revenue is recognized in the quarter in which royalty reports are received by us from the third party. As a result of this policy and the seasonality of certain royalty revenues, as noted above, our revenues in any period may not be predictive of revenues in any subsequent period.

  Non-refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved.

  Non-refundable signing and licensing fees under patent rights and patent licensing agreements are recognized when there are no future performance obligations remaining with respect to such fees.

  Maintenance fees are recognized when received or when collection is assured.

  Expenses for research and development funding to third parties are generally recognized ratably over the performance period.

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

RESULTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

Our total revenues were $79.5 million in 2001 as compared to $63.1 million in 2000 and $35.8 million in 1999.

Total revenue under agreements with third parties represented $44.4 million, $39.9 million and $26.8 million of total revenues in 2001, 2000 and 1999, respectively. Revenue under agreements with third parties includes royalties, licensing and signing fees, payments recognized under humanization agreements, milestone payments, research and development reimbursement funding, payments for manufacturing services and license maintenance fees. The increase in total revenue under agreements with third parties in 2001 from the prior years was primarily attributable to an increase in royalties during the period. We recognized revenues of zero in 2001, $2.3 million in 2000 and $2.4 million in 1999 representing third-party funded research and development activities (not including licensing and signing fees, milestone payments and product sales) related to amounts we expended for research and development.

Interest and other income increased to $35.2 million in 2001 from $23.1 million and $8.9 million in 2000 and 1999, respectively. The increase in 2001 is primarily attributable to the interest earned on our cash, cash equivalents, and marketable debt securities balances as a result of our public offering of common stock in the second half of 2000 which raised approximately $343.6 in net proceeds and the sale of $150 million convertible subordinated notes in February 2000.

Total costs and expenses increased to $76.9 million in 2001 from $62.4 million in 2000 and $46.1 million in 1999.

Research and development expenses in 2001 increased to $52.2 million from $42.3 million in 2000 and $36.1 million in 1999. The increase in 2001 costs and expenses as compared to 2000 and 1999 was primarily a result of the addition of staff, the expansion of development programs and capabilities, including support for both clinical development and manufacturing process development, and payments related to third party research funding.

General and administrative expenses for 2001 increased to $15.7 million from $12.1 million in 2000 and $9.8 million in 1999. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support our expanding operations including pre-marketing expenses associated with our clinical development program.

Interest expense increased in 2001 to $9.0 million from $8.0 million in 2000 and $0.2 million in 1999. The increase is primarily due to the interest expense associated with our convertible subordinated notes issued in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At December 31, 2001, we had cash, cash equivalents and marketable securities in the aggregate of $650.3 million, compared to $661.2 million at December 31, 2000 and $137.2 million at December 31, 1999.

As set forth in the Statements of Cash Flows, net cash provided by our operating activities for the year ended December 31, 2001 was approximately $2.6 million and $6.8 million in 2000 as compared to net cash used of approximately $10.7 million in 1999. The change in net cash provided by operating activities was primarily due to our net income in 2001 and 2000, changes in working capital and other assets, principally convertible debt issuance costs in 2000, as compared to our net loss and changes in working capital in 1999.

As set forth in the Statements of Cash Flows, net cash used in our investing activities for the year ended December 31, 2001 was $316.3 million as compared to $118.2 million in 2000 and $24.9 million in 1999. The changes in 2001 and 2000, as compared to 1999, were primarily the result of our reinvestment activities associated with the purchases of short- and long-term investments and a convertible note in 2001.

As set forth in the Statements of Cash Flows, net cash provided by our financing activities for the year ended December 31, 2001 was $12.5 million compared to $515.8 million in 2000 and $24.9 million in 1999. The net cash provided by our financing activities in 2001 was primarily the result of proceeds from the exercise of stock options. The change in 2000 was primarily the result of our public offering of common stock in the second half of 2000, which raised approximately $343.6 million in net proceeds and the sale of $150 million convertible subordinated notes in February 2000.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next few years. Our future capital requirements will depend on numerous factors, including, among others, interest income, royalties from sales of products of third party licensees, including Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization and patent licensing arrangements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; resources we devote to self-funded products, manufacturing facilities and methods and advanced technologies; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

In Fremont, California, Somerville, New Jersey and Plymouth, Minnesota, we occupy leased facilities under agreements that expire in 2004, 2005 and 2009. We also have leased certain office equipment under operating leases.

In September 1999, Fremont Holding L.L.C. (our wholly owned subsidiary) obtained a $10.2 million term loan to purchase our Fremont, California facilities. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. The loan is secured by our Fremont, California facilities and is subject to the terms and covenants of the loan agreement.

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible at the holders' option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture.

In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five year note, convertible after the first year of the collaboration into Exelixis common stock. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter as of December 31, 2001 are as follows:

(In thousands)	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (1)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Operating leases	$ 1,184	$ 2,316	$ 1,710	$ 1,638	$ 6,848
Long-term debt	1,139	2,278	2,278	8,922	14,617
Convertible debentures (2)	8,250	16,500	16,500	154,125	195,375
Research funding	4,000	1,000	--	--	5,000

Total contractual cash obligations	$ 14,573	$ 22,094	$ 20,488	$164,685	$221,840

  This table does not include (a) any milestone payments which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments and / or likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

  Our convertible debenture may be converted to common stock prior to the maturity date and therefore may not require use of our capital resources.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, "Business Combinations"(FAS 141). FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting FAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

ITEM 7a. MARKET RISKS

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. The securities in our investment portfolio are not leveraged and are classified as available for sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. If market interest rates were to increase by 100 basis points from December 31, 2001 levels, the fair value of the portfolio would decline by approximately $9.5 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. We do not use derivative financial instruments for speculative or trading purposes and currently do not use or hold derivative financial instruments.

As of December 31, 2001, the aggregate fair values of our long-term debt and convertible subordinated notes were approximately $9.5 million and $170.0 million, respectively. The long-term debt bears interest at a fixed rate of 7.64% and the convertible subordinated notes bear interest at a fixed rate of 5.50%.  These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates. See Notes 9 and 10 to the 2001 Consolidated Financial Statements for details relating to our debt instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	DECEMBER 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 120,268	$ 421,541
Marketable securities	530,047	239,632
Other current assets	4,144	1,980
Total current assets	654,459	663,153
Land, property and equipment, net	42,111	37,673
Other assets	3,328	4,154
Convertible note receivable	30,000	-
Total assets	$ 729,898	$ 704,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,249	$ 1,062
Accrued compensation	2,000	1,729
Accrued clinical trial costs	2,588	1,103
Accrued interest	3,071	3,071
Other accrued liabilities	3,123	2,692
Deferred revenue	100	1,455
Current portion of long-term debt	432	400
Total current liabilities	12,563	11,512

Convertible subordinated notes	150,000	150,000
Long-term debt	8,892	9,324
Total liabilities	171,455	170,836
Commitments and Contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	--	--
Common stock, par value $0.01 per share, 250,000 shares authorized; 88,499 and 87,153 issued and outstanding at December 31, 2001 and December 31, 2000, respectively	885	872
Additional paid-in capital	624,094	611,254
Accumulated deficit	(75,923)	(78,570)
Accumulated other comprehensive income	9,387	588
Total stockholders' equity	558,443	534,144
Total liabilities and stockholders' equity	$ 729,898	$ 704,980

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues:
Revenue under agreements with third parties-other	$ 44,375	$ 39,907	$ 26,811
Interest and other income	35,160	23,149	8,943
Total revenues	79,535	63,056	35,754

Costs and expenses:
Research and development	52,173	42,334	36,090
General and administrative	15,726	12,110	9,842
Interest expense	8,989	7,965	155
Total costs and expenses	76,888	62,409	46,087
Net income (loss)	$ 2,647	$ 647	$ (10,333)

Net income (loss) per share:
Basic	$ 0.03	$ 0.01	$ (0.14)
Diluted	$ 0.03	$ 0.01	$ (0.14)

Shares used in computation of net income (loss) per share:
Basic	87,624	80,904	74,792
Diluted	92,889	88,562	74,792

See accompanying notes

PROTEIN DESIGN LABS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share and shares of common stock data)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance at December 31, 1998	74,380,996	$ 744	$230,477

Issuance of common stock	2,746,040	28	14,756

Balance at December 31, 1999	77,127,036	772	245,233

Follow-on public offering of common stock at $59.2187 per share (net of underwriters discount of $18,103 and offering expenses of approximately $500)	6,116,000	61	343,517

Issuance of common stock	3,910,264	39	22,504

Balance at December 31, 2000	87,153,300	872	611,254

Issuance of common stock	1,346,001	13	12,840

Balance at December 31, 2001	88,499,301	$ 885	$ 624,094

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 1998	$ (68,884)	$ 159	$162,496

Issuance of common stock	--	--	14,784
Comprehensive income (loss):
Net loss	(10,333)	--	(10,333)
Other comprehensive income (loss)
Unrealized loss on securities	--	(2,204)	(2,204)
Total comprehensive income (loss)			(12,537)

Balance at December 31, 1999	(79,217)	(2,045)	164,743

Follow-on public offering of common stock at $59.2187 per share (net of underwriters discount of $18,103 and offering expenses of approximately $500)	--	--	343,579

Issuance of common stock	--	--	22,542
Comprehensive income:
Net income	647	--	647
Other comprehensive income
Unrealized gain on securities	--	2,633	2,633
Total comprehensive income			3,280

Balance at December 31, 2000	(78,570)	588	534,144

Issuance of common stock	--	--	12,853
Comprehensive income:
Net income	2,647	--	2,647
Other comprehensive income
Unrealized gain on securities	--	8,799	8,799
Total comprehensive income			11,446

Balance at December 31, 2001	$ (75,923)	$ 9,387	$ 558,443

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 2,647	$ 647	$ (10,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,782	3,570	3,538
Amortization of convertible notes offering costs	721	628	--
Other	(4,522)	(1,920)	(413)
Changes in assets and liabilities:
Other current assets	(2,164)	4,739	(2,111)
Other assets	105	(4,233)	238
Accounts payable	187	185	(433)
Accrued liabilities	2,187	4,031	(1,245)
Deferred revenue	(1,355)	(820)	40
Total adjustments	(59)	6,180	(386)
Net cash provided by (used in) operating activities	2,588	6,827	(10,719)

Cash flows from investing activities:
Purchases of marketable securities	(485,483)	(129,821)	(81,336)
Maturities of marketable securities	207,885	15,000	74,900
Purchases of convertible note	(30,000)	--	--
Purchase of land, property and equipment	(8,716)	(3,355)	(18,815)
Proceeds from sale of equipment	--	--	325
Net cash used in investing activities	(316,314)	(118,176)	(24,926)

Cash flows from financing activities:
Proceeds from issuance of capital stock, net of issuance costs	12,853	366,121	14,784
Proceeds from issuance of convertible notes	--	150,000	--
Proceeds from issuance of long-term debt	--	--	10,150
Payments on long-term debt	(400)	(369)	(58)
Net cash provided by financing activities	12,453	515,752	24,876
Net increase (decrease) in cash and cash equivalents	(301,273)	404,403	(10,769)
Cash and cash equivalents at beginning of year	421,541	17,138	27,907
Cash and cash equivalents at end of year	$ 120,268	$ 421,541	$ 17,138

Supplemental cash flow data:
Cash paid during the year for:
Interest	$ 8,989	$ 4,894	$ 131

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO COLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The "Other" adjustments line item in the Statements of Cash Flows represents the accretion of the book value of certain debt securities. We place our cash and marketable debt securities with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

Revenue Recognition

Contract revenues from research and development arrangements are recognized based on the performance requirements of the contracts. Revenues from achievement of milestones are recognized when the funding party agrees that the milestone (typically scientific, regulatory or clinical results) stipulated in the agreement has been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period and royalty revenue is recognized in the quarter in which royalty reports are received by us from the third party. Non-refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved. Non-refundable signing and licensing fees under patent licensing agreements are recognized when there are no future performance obligations remaining with respect to such fees. The majority of the Company's revenues were earned in the United States. Royalty payments from two companies accounted for 33% of the Company's 2001 revenues and 28% of the Company's revenues in both 2000 and 1999.

Research and Development

Major components of research and development expenses consist of personnel costs, including salaries and benefits, clinical development performed by us and contract research organizations, preclinical work, pharmaceutical development, materials and supplies, third party research funding and overhead allocations consisting of various administrative and facilities related costs. All research and development costs are charged to expense.  Certain of these costs may include payments owed by us under collaborative agreements for reimbursement of expenses which are expensed under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the dilutive effect of outstanding stock options in 2001 and 2000, but does not include the dilutive effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive. We incurred a net loss for the year ended December 31, 1999, and as such, we did not include the effect of outstanding stock options in the diluted net loss per share calculation, as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except basic and diluted net income (loss) per share)

	2001	2000	1999
Numerator:
Net income (loss)	$ 2,647	$ 647	$(10,333)

Denominator:
Basic net income (loss) per share - Weighted-average shares	87,624	80,904	74,792

Dilutive potential common shares -
Stock options	5,265	7,658	--

Denominator for diluted net income (loss) per share	92,889	88,562	74,792

Basic net income (loss) per share	$ 0.03	$ 0.01	$ (0.14)
Diluted net income (loss) per share	$ 0.03	$ 0.01	$ (0.14)

The total number of shares excluded from the calculations of diluted net income per share for outstanding convertible notes was 3,974,000 in 2001 and 2000.  The total number of shares excluded from the calculation of diluted net loss per share for stock options was 2,467,000 in 1999.  Such securities, had they been dilutive, would have been included in the computations of diluted net income (loss) per share.

Comprehensive Income (Loss)

In accordance with Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130), we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the unrealized gains and losses on our holdings of available-for-sale securities. Comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 is reflected in the Statements of Stockholders' Equity.

Stock-Based Compensation

We have elected to follow the "disclosure only" alternative prescribed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" and therefore we account for our stock options and equity awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

Derivative Instruments and Hedging Activities

In accordance with Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), we are required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has reviewed FAS 133 and because we do not use or hold derivatives, the adoption of FAS 133 in 2001 did not affect the results of operations or the financial position of the Company.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, management accrues an amount based on its estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

Land, Property and Equipment

Land, property and equipment are stated at cost less accumulated straight-line depreciation and amortization and consist of the following (in thousands):

	December 31,
	2001	2000
Land	$ 6,790	$ 6,790
Buildings and improvements	22,001	21,793
Leasehold improvements	3,181	4,349
Laboratory and manufacturing equipment	25,776	19,404
Computer and office equipment	4,465	4,086
Furniture and fixtures	1,633	1,379
	63,846	57,801
Less accumulated depreciation and amortization	(21,735)	(20,128)
	$ 42,111	$ 37,673

Depreciation and amortization expense for 2001, 2000 and 1999 were $4.3 million, $3.7 million and $3.3 million, respectively.

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements 15 to 30 years
Leasehold improvements Term of lease
Laboratory and manufacturing equipment 7 years
Computer and office equipment 3 years
Furniture and fixtures 7 years

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, "Business Combinations"(FAS 141). FAS 141 supersedes APB 16, "Business Combinations," and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of FAS 142 to have a material effect on its financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting FAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material effect on its financial condition or results of operations.

2. Collaborative, Humanization and Patent Licensing Arrangements

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

In the U.S. and Canada, we will have the right to market daclizumab in autoimmune indications and will pay for these activities from our share of revenues. In Europe and certain other countries, Roche may choose to market daclizumab in autoimmune indications. In this case, we will receive a substantial portion of daclizumab revenue from these indications. For countries and indications for which Roche elects not to market, we will receive an exclusive license to market daclizumab and pay Roche a small royalty.

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

GlaxoSmithKline plc. In September 1999, we signed agreements with SmithKline Beecham, now GlaxoSmithKline, involving two humanized antibodies for the possible treatment of asthma. We obtained a license to GlaxoSmithKline's humanized anti-IL-4 antibody and granted an exclusive license under our antibody humanization patents to GlaxoSmithKline for its humanized anti-IL-5 antibody. We have completed Phase I and Phase I/II clinical trials for the humanized anti-IL-4 antibody and are conducting a Phase II trial in asthma patients. We will be entitled to exclusive, worldwide development, marketing and sales rights to the anti-IL-4 antibody unless GlaxoSmithKline pays a fee to acquire marketing rights at the end of a specified, larger Phase II trial. If GlaxoSmithKline decides to participate in the further development of the antibody, we will share future development costs and profits at a pre-agreed ratio. We also may receive co-promotion rights in the U.S.

Exelixis, Inc. In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five year note convertible after the first year of the collaboration into Exelixis common stock based on a defined formula. The note receivable is currently recorded at cost in the consolidated balance sheet. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

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

Wyeth (formerly known as American Home Products Corporation). In December 1996, we entered into an agreement with Genetics Institute, now a wholly owned subsidiary of Wyeth, to initially humanize three mouse antibodies that regulate an immune system pathway. To date, we have received a $2.5 million licensing and signing fee and three milestone payments. We are entitled to royalties on any product sales. We also received an option to co-promote the products in North America under certain conditions. Two of the three antibodies are in Phase II trials.

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

Fujisawa Pharmaceuticals Co. In June 1999, we entered into a research agreement with Fujisawa to engineer certain antibodies targeted to the treatment of inflammatory and immunologically based disorders. The engineering included the use of our patented modification of the constant region of certain types of antibodies. In February 2000, we entered into an agreement to humanize one of these antibodies. Fujisawa paid us a $1.5 million licensing and signing fee. We have received milestone payments and are entitled to receive annual maintenance fees and royalties on any product sales.

Celltech Group plc. In December 1999, we entered into a patent rights agreement with Celltech covering specified patents relating to humanized monoclonal antibodies. Under the agreement, Celltech paid us a $3.0 million fee for the right to obtain worldwide licenses under our antibody humanization patents for up to three Celltech antibodies. We paid Celltech a fee for the right to obtain worldwide licenses under Celltech's antibody humanization patent for up to three of our antibodies. When a license is taken by either company, the other will be entitled to an additional license fee. Each company will pay royalties to the other on any sales of licensed antibodies. In December 2001, Celltech obtained, pursuant to the exercise of certain of its rights under the agreement, a nonexclusive license for antibodies directed to tumor necrosis factor-alpha.

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

InterMune Pharmaceuticals, Inc. In November 2000, we entered into an agreement to humanize an antibody targeted to the bacteria Pseudomonas aeruginosa for InterMune. InterMune paid us a signing and licensing fee, a milestone payment, and has agreed to make additional payments upon the achievement of specified milestones and to pay royalties on any sales of the humanized antibody.

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

Other Patent License Agreements. We have entered into patent license agreements with a number of other companies that are independently developing humanized antibodies. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for an antibody to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition to Herceptin, we receive royalties on sales of Synagis, an antibody developed by MedImmune which is currently marketed in the U.S. and Europe, and on Mylotarg, an antibody developed by Wyeth which is currently marketed in the U.S. In addition to Genentech, MedImmune and Wyeth, we have patent license agreements with Sankyo, Biogen, IDEC Pharmaceuticals, Elan Pharmaceuticals, Medarex, GlaxoSmithKline, Merck KGaA, Chugai and Celltech.

3. Accrued Liabilities

At December 31, other accrued liabilities in the consolidated balance sheet consisted of the following (in thousands):

	2001	2000
Employee stock purchase plan	$ 36	$ 698
Other	3,087	1,994
	$ 3,123	$ 2,692

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

4. Commitments

We occupy leased facilities under agreements that expire in 2004, 2005 and 2009. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $0.9 million, $1.6 million, and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001 the total future minimum non-cancelable payments under these operating lease agreements are approximately as follows (in thousands):

2002	$ 1,184
2003	1,171
2004	1,145
2005	899
2006	811
Thereafter	1,638
Total	$ 6,848

5. Short- and Long-Term Investments

We invest our excess cash balances primarily in short-term and long-term marketable debt securities. These securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method, when applicable.

The following is a summary of available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

	Available-for-Sale-Securities
(In thousands)		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
December 31, 2001

Securities of the U.S. Government and its agencies Maturing:
Within 1 year	$ 10,051	$ 320	$ --	$ 10,371
Between 1-3 years	364,359	4,648	(421)	368,586
U.S. corporate debt securities maturing:
Within 1 year	5,112	99	--	5,211
Between 1-3 years	141,138	4,741	--	145,879
Total marketable debt securities	$ 520,660	$ 9,808	$ (421)	$ 530,047

December 31, 2000

Securities of the U.S. Government and its agencies Maturing:
Within 1 year	$ 64,568	$ 64	$ (191)	$ 64,441
Between 1-3 years	136,473	568	(250)	136,791
U.S. corporate debt securities maturing:
Between 1-3 years	38,003	397	--	38,400
Total marketable debt securities	$ 239,044	$ 1,029	$ (441)	$ 239,632

During 2001, 2000 and 1999, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in each of these years were held to maturity.

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

Common Stock Reserved for Future Issuance

Shares of common stock of the Company reserved for future issuance at December 31, 2001 were as follows:

(In thousands)
All Stock Option Plans	20,926
Employee Stock Purchase Plan	1,347
Convertible Debt	3,974
Total	26,247

1991 Stock Option Plan

In December 1991, the Board of Directors adopted the 1991 Stock Option Plan (1991 Plan). We reserved 16,000,000 shares of common stock for the grant of options under the 1991 Plan.

At the 1999 Annual Meeting of Stockholders, stockholders approved the 1999 Stock Option Plan, including a provision whereby upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, will be added automatically to the 1999 Stock Option Plan. As of December 31, 2001, 1,717,694 shares have been transferred to the 1999 Stock Option Plan.

At December 31, 2001, options to purchase 4,187,700 shares were outstanding at prices ranging from $3.41 to $21.02. Options granted under the 1991 Plan generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years in the case of employees, and ratably over two or five years in the case of advisors and consultants.

Outside Directors' Stock Option Plan

In February 1992 the Board of Directors adopted the Outside Directors' Stock Option Plan (Directors' Plan). We reserved 800,000 shares of common stock for the grant of options under the Directors' Plan. Through December 31, 2001, the Company granted options to purchase 660,000 shares at exercise prices ranging from $1.81 to $11.22 per share, of which 100,000 were canceled. At December 31, 2001, 276,000 were outstanding. Options granted pursuant to the Directors' Plan vest ratably over five years. A total of 284,000 options were exercised through December 31, 2001.

1993 Employee Stock Purchase Plan

In February 1993, the Board of Directors adopted the 1993 Employee Stock Purchase Plan (Employee Purchase Plan). We reserved 2,400,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan. At December 31, 2001, 1,346,740 shares remain available for purchase. Eligibility to participate in the Employee Purchase Plan is essentially limited to full time employees who own less than 5% of the outstanding shares. Under the Employee Purchase Plan, eligible employees can purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 2001, an aggregate of 72,923 shares were purchased by employees under the Employee Purchase Plan at prices of $27.88 or $34.17 per share.

1999 Nonstatutory Stock Option Plan

In August 1999, the Board of Directors adopted the 1999 Nonstatutory Stock Option Plan (the Nonstatutory Option Plan) under which options may be granted to employees, prospective employees and consultants of the Company and any parent or subsidiary corporation. We reserved 4,000,000 shares of common stock for the grant of options under the Nonstatutory Option Plan.

In April 2001, the Board of Directors approved an amendment to increase the shares reserved under the Nonstatutory Option Plan by 4,000,000. The total number of shares reserved under the Nonstatutory Option Plan since its inception is 8,000,000.

As of December 31, 2001, 3,409,149 shares were available for grant.

Options may be granted under the Nonstatutory Option Plan with an exercise price established at the discretion of the Board of Directors, although all options granted to date have exercise prices equal to the market price of the Company's common stock on the date of grant. At December 31, 2001, options to purchase 3,863,892 shares were outstanding at a prices ranging from $6.64 to $56.84. Options granted under the Nonstatutory Option Plan, pursuant to the standard form of option agreement for employees, generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years. Certain options granted in August 1999 vested over a two year period beginning in September 1999. Options granted under the Nonstatutory Option Plan generally have a term of 10 years, although the Board of Directors may grant options with shorter or longer terms.

1999 Stock Option Plan

In April 1999, the Board of Directors adopted the 1999 Stock Option Plan (the 1999 Option Plan) subject to approval by our stockholders, which approval occurred in June 1999. We reserved 3,700,000 shares of common stock for the grant of options under the 1999 Option Plan.

In April and June 2001, respectively, the Board of Directors and stockholders approved an amendment to the Company's 1999 Option Plan to increase the number of shares reserved for issuance by 4,000,000 shares. Upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, will be added automatically to the 1999 Option Plan. As of December 31, 2001, 1,717,694 shares have been transferred to the 1999 Stock Option Plan. The total number of shares reserved under the 1999 Option Plan since inception is 9,417,694.

As of December 31, 2001, 6,748,626 shares were available for grant.

At December 31, 2001, options to purchase 2,200,614 shares were outstanding at a prices ranging from $6.64 to $41.69. Options granted under the 1999 Option Plan, pursuant to the standard form of option agreement for employees, generally vest at the rate of 25 percent at the end of the first year, with the remaining balance vesting monthly over the next three years. Certain options granted in August 1999 vested over a two year period beginning in September 1999.

Accounting for Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" (APB 25) and related interpretations, in accounting for stock-based awards to employees, consultants and directors under the 1991 Plan, Directors' Plan, the Nonstatutory Option Plan and the 1999 Option Plan because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, when the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share in 2001, 2000 and 1999 has been determined as if we had accounted for our stock-based awards under the fair value method prescribed by FAS 123. The resulting effect on pro forma net income and earnings per share on a pro forma basis disclosed for 2001, 2000 and 1999 is not likely to be representative of the effects on net income and earnings per share on a pro forma basis in future years, because subsequent years will include additional years of vesting.

(In thousands, except per share data)

		2001	2000	1999

Net income (loss)	As reported	$ 2,647	$ 647	$(10,333)
	Pro forma	$ (36,292)	$ (12,653)	$ (17,435)
Net income (loss) per share:
	As reported - basic	$ 0.03	$ 0.01	$ (0.14)
	As reported - diluted	$ 0.03	$ 0.01	$ (0.14)
	Pro forma - basic	$ (0.41)	$ (0.16)	$ (0.23)
	Pro forma - diluted	$ (0.41)	$ (0.16)	$ (0.23)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in each of 2001, 2000 and 1999, respectively: (a) no dividends; (b) expected volatility of 98% for 2001, 142% for 2000 and 72% for 1999; (c) weighted-average risk-free interest rates of 4.72%, 6.14% and 5.39%; and (d) expected lives of 5 years.

A summary of the status of our stock option plans at December 31, 2001, 2000 and 1999, and changes during the years ending those dates is presented below.

(In thousands, except exercise price data)

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,575	$13.90	10,712	$ 5.89	9,948	$6.03
Granted	3,142	28.41	3,413	28.14	4,380	5.52
Exercised	(1,274)	8.29	(3,768)	5.69	(2,556)	5.41
Forfeited	(915)	20.18	(782)	11.87	(1,060)	6.19
Outstanding at end of year	10,528	18.40	9,575	13.90	10,712	5.89

Weighted average fair value of
Options granted during the year		$21.55		$26.63		$3.48

The following information applies to all stock options outstanding under our stock option plans at December 31, 2001:

(In thousands, except exercise prices and remaining contractual life data)

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$ 1.81 - $ 2.22	32.80		$ 1.81	32	$1.81
$ 2.59 - $ 3.88	5	4.41	3.84	5	3.84
$ 4.00 - $ 5.84	2,257	6.05	4.44	1,471	4.35
$ 6.03 - $ 8.94	1,009	6.02	7.00	790	6.73
$ 9.66 - $ 12.00	1,497	6.21	10.05	604	9.96
$ 18.78 - $ 28.36	4,298	8.90	24.20	637	21.02
$ 29.13 - $ 42.75	1,220	9.03	37.83	195	39.29
$ 45.20 - $ 56.84	210	8.73	54.15	65	55.05

Totals	10,528		$18.40	3,799	$11.18

7. Income Taxes

As of December 31, 2001, we have federal and California state net operating loss carryforwards of approximately $250,000,000 and $50,000,000, respectively. We also have federal and California state research and other tax credit carryforwards of approximately $8,000,000 and $6,000,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2002 through 2021, if not utilized. The California state net operating losses will expire at various dates beginning in 2005 through 2011, if not utilized.

Utilization of the federal and California state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
U.S. federal taxes (benefit) at statutory rate	$ 900	$ 220	$(3,513)
Unutilized (utilized) net operating losses	(900)	(220)	3,513
Total	$ --	$ --	$ --

Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

2001	2000
Deferred tax assets:
Net operating loss carryforwards	$ 86,430	$ 73,000
Research and other credits	11,390	11,800
Deferred revenue	40	600
Capitalized research and development	6,960	4,800
Other	1,760	1,800
Total deferred tax assets	106,580	92,000
Valuation allowance for deferred tax asset	(103,390)	(92,000)
Total deferred tax assets	$ 3,190	$ --

Deferred tax liabilities
Unrealized gains on investments	$ 3,190	$ --
Total deferred tax liabilities	$ 3,190	$ --
Net deferred tax assets	$ --	$ --

Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,390,000, $56,800,000 and $6,200,000 during 2001, 2000 and 1999, respectively.

Approximately $66,500,000 of the valuation allowance for deferred tax assets at December 31, 2001 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

8. Legal Proceedings

PDL is involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European patent. We have appealed the Opposition Division's decision to the Technical Board of Appeals at the European Patent Office. The Technical Board of Appeals will consider all issues anew. The appeal suspends the decision of the Opposition Division during the appeals process.

Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. We may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response to the European Patent Office. Also, three opposition statements have been filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a notice from the Japanese Patent Office supporting one aspect of the position of the opponents to our Japanese humanization patent in the Japanese Patent Office opposition proceeding. Under Japanese Patent Office procedures, until receiving this notice, we had not been afforded an opportunity to respond to arguments made by the opponents to this patent. We have filed a response with the Japanese Patent Office, and we are awaiting a final decision from the Japanese patent examiner.

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

At December 31, 2001 the maturities of principal payments under this term loan are approximately as follows (in thousands):

2002	$ 432
2003	466
2004	502
2005	543
2006	587
Thereafter	6,794
Total	$ 9,324

The fair value of the loan at December 31, 2001 is approximately $9.5 million.  The fair value of the remaining payments under the loan is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

10. Convertible Notes

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the Convertible Notes). The Convertible Notes are convertible at the holders' option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The Convertible Notes are unsecured and are subordinated to all our existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes). The Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the Convertible Notes indenture. In June 2000, a shelf registration statement was declared effective covering resales of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. Issuance costs associated with the Convertible Notes aggregating $5.1 million are included in other assets and are amortized to interest expense over the term of the debt. The accumulated amortization at December 31, 2001 was $1.3 million and $0.6 million at December 31, 2000. The estimated fair value of the convertible subordinated notes at December 31, 2001 is $170 million based upon publicly available pricing information for the notes.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Protein Design Labs, Inc.

We have audited the accompanying consolidated balance sheets of Protein Design Labs, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protein Design Labs, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 1, 2002

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2001 Quarter Ended
	December 31	September 30	June 30	March 31
Revenues:
Revenue under agreements with third parties	$ 6,943	$ 8,055	$ 12,667	$ 16,710
Interest and other income	8,103	8,616	8,982	9,460
Total revenues	15,046	16,671	21,649	26,170

Costs and expenses:
Research and development	13,831	12,463	12,207	13,671
General and administrative	4,318	3,736	4,052	3,620
Interest expense	2,245	2,248	2,250	2,248
Total costs and expenses	20,394	18,447	18,509	19,539
Net income (loss)	$ (5,348)	$ (1,776)	$ 3,140	$ 6,631
Net income (loss) per share:
Basic	$ (0.06)	$ (0.02)	$ 0.04	$ 0.08
Diluted	$ (0.06)	$ (0.02)	$ 0.03	$ 0.07
Shares used in computation of net
income (loss) per share:
Basic	88,103	87,718	87,444	87,230
Diluted	88,103	87,718	93,184	92,564

The sums of the quarters do not equal the annual amounts due to rounding.

	2000 Quarter Ended
	December 31	September 30	June 30	March 31
Revenues:
Revenue under agreements with third parties	$ 6,862	$ 4,702	$ 15,893	$ 12,450
Interest and other income	10,735	4,892	4,472	3,050
Total revenues	17,597	9,594	20,365	15,500

Costs and expenses:
Research and development	11,607	9,442	10,216	11,069
General and administrative	3,791	2,991	2,870	2,458
Interest expense	2,250	2,255	2,257	1,203
Total costs and expenses	17,648	14,688	15,343	14,730
Net income (loss)	$ (51)	$ (5,094)	$ 5,022	$ 770
Net income (loss) per share:
Basic	$ 0.00	$ (0.06)	$ 0.06	$ 0.01
Diluted	$ 0.00	$ (0.06)	$ 0.06	$ 0.01
Shares used in computation of net
income (loss) per share:
Basic	86,646	80,100	79,028	77,840
Diluted	86,646	80,100	86,524	86,104

PART II (con't)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file in a definitive proxy statement pursuant to Regulation 14A for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Index to financial statements

Our financial statements and the Report of the Independent Auditors are included in Part II, Item 8.

Item	Page

Consolidated Balance Sheets	**
Consolidated Statements of Operations	**
Consolidated Statements of Stockholders' Equity	**
Consolidated Statements of Cash Flows	**
Notes to Consolidated Financial Statements	**
Report of Ernst & Young LLP, Independent Auditors	**

(2) All financial statement schedules are omitted because the information is inapplicable or presented in our Financial Statements or notes.

(3) The items listed on the Index to Exhibits are incorporated herein by reference.

(b) Reports on Form 8-K.

None

(c) See (a)(3) above.

(d) See (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN DESIGN LABS, INC.

By:	/s/ LAURENCE JAY KORN

Laurence Jay Korn,
Chief Executive Officer and Chairperson of the Board of Directors March 14, 2002 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert L. Kirkman (Robert L. Kirkman)	Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)	March 14, 2002
/s/ Laurence Jay Korn (Laurence Jay Korn)	Vice President, Business Development and Corporate Communications (Principal Accounting Officer)	March 14, 2002
/s/ Jon S. Saxe (Jon S. Saxe)	Director	March 14, 2002
/s/ Cary L. Queen (Cary L. Queen)	Director	March 14, 2002
/s/ George M. Gould (George M. Gould)	Director	March 14, 2002
/s/ Max Link (Max Link)	Director	March 14, 2002
/s/ Jurgen Drews (Jürgen Drews)	Director	March 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title	Page No.
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993.)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed May 15, 2000.)
3.3	Amended Certificate of Incorporation.
*10.1

1991 Stock Option Plan, as amended on October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996.)

10.2	1991 Stock Option Plan, as amended on October 17, 1996.
*10.3	1993 Employee Stock Purchase Plan, as amended on June 29, 2000.
10.4

Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated February 10, 1992. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed March 31, 1993.)

10.5

Amendment No. 1 to Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated July 8, 1993. (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 1994.)

10.6

License Agreement between the Company and the National Technical Information Service effective as of October 31, 1988 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

10.7

License Agreement between the Company and the Medical Research Council of the United Kingdom dated July 1, 1989, as amended on January 30, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-44562 effective January 28, 1992.)

10.8

Software License Agreement among the Company, Molecular Applications Group and Michael Levitt effective September 1, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.14 to Registration Statement No. 33- 44562 effective January 28, 1992, as amended.) [Checking Status]

*10.9	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)
10.10

Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research, dated April 1, 1993 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K filed March 31, 1994.)

10.11

Amendment No. 2 to Lease Agreement between the Company and St. Paul Properties, effective as of October 25, 1994. (Incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 1995.)

10.12

Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, effective as of November 27, 1996. (Incorporated by Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February 13, 1997.)

10.13

Amendment No. 2 to Amended and Restated Agreement between the Company and Sloan-Kettering Institute for Cancer Research dated January 2, 1997. (Incorporated by Reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 14, 1997.)

*10.14

Outside Directors Stock Option Plan together with form of Nonqualified Stock Option Agreement as amended effective February 6, 1997. (Incorporated by Reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 14, 1997.)

*10.15

Outside Directors Stock Option Plan as amended on June 29, 2000 together with form of Nonqualified Stock Option Agreement. (Incorporated by Reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 30, 2001.)

*10.16	Outside Directors Stock Option Plan as amended on October 18, 2001 together with forms of Nonqualified Stock Option Agreement and Amendment of Nonqualified Stock Option Agreement for Outside Director.
10.17

Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998.)

10.18

Agreement of Purchase and Sale between Fremont Holding L.L.C., a Delaware limited liability company, as assignee effective September 13, 1999, and Ardenstone LLC, a Delaware limited liability company, effective June 21, 1999. (Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.19

Promissory Note between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.20

Deed of Trust and Absolute Assignment of Rents and Security Agreement (Fixture Filings) between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.21

Patent Rights Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.22

IL-5 Patent License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.23

Development and License Agreement between the Company and Smithkline Beecham Corporation, effective as of September 28, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.51 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.24

Amended and Restated Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.52 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.25

Amended and Restated Agreement between the Company and F. Hoffmann-La Roche Ltd, dated as of October 20, 1999 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.53 to Quaterly Report on Form 10-Q filed November 15, 1999.)

*10.26

1999 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.31 to Registration Statement No. 333-87957 effective September 29, 1999.)

*10.27	1999 Stock Option Plan, as amended on June 14, 2001.
10.28

1999 Nonstatutory Stock Option Plan, together with form Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to Registration Statement No. 333-87957 effective September 29, 1999.)

10.29	1999 Nonstatutory Stock Option Plan as amended on December 14, 2000 and on April 25, 2001.
10.30

Indenture Agreement between the Company and Chase Manhattan Bank And Trust Company, National Association, a national banking association, dated February 15, 2000. (Incorporated by Reference to Exhibit 10.33 to Annual Report on Form 10-K filed March 30, 2000.)

10.31

Registration Rights Agreement for the Company's 5.50% Convertible Subordinated Notes due February 15, 2007, dated February 15, 2000. (Incorporated by Reference to Exhibit 10.34 to Annual Report on Form 10-K filed March 30, 2000.)

10.32

Amendment to Amended and Restated Agreement dated as of June 2, 2000 by and among the Company, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2000.)

10.33

Amendment No. 2 to Amended And Restated Agreement dated February 23, 2001 by and among the Company, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Incorporated by Reference to Exhibit 10.38 to Annual Report on Form 10-K filed March 30, 2001.)

10.35

Collaboration Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.36	Convertible Note between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2001.)
10.37

Note Purchase Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.38

Lease Agreement between the Company and St. Paul Properties, Inc., a Delaware corporation, dated May 31, 2001. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.39

Lease Agreement between the Company and John Arrillaga Survivor's Trust and the Richard T. Peery Separate Property Trust, a California general partnership, dated June 28, 2001. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 14, 2001.)

*10.40	Executive Retention and Severance Plan adopted by the Company on October 10, 2001, together with forms of Participation Agreement and Release of Claims Agreement.
21.1

Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management. (Incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed November 15, 1999.)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

____________

* Management contract or compensatory plan or arrangement.