Form 10-K/A
period 2001-12-31
PROTEIN DESIGN LABS INC/DE
filed 2002-04-30
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, Par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Registrant held by non- affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on April 26, 2002, was $17.12.

As of April 26, 2002, registrant had outstanding 88,757,688 shares of Common Stock.

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to read in its entirety as follows:

PART III

Item 10. Directors and Executive Officers of Registrant

Directors

Certain information concerning the Company's current directors as of December 31, 2001 is set forth below.
Director	Positions with the Company	Age	Director Since

George M. Gould, Esq.	Director	64	1989
Jon S. Saxe, Esq.	Director, Consultant	65	1989
Cary L. Queen, Ph.D.	Senior Vice President, Director	51	1987
Jürgen Drews, M.D.	Director	68	1997
Laurence Jay Korn, Ph.D.	Chief Executive Officer, Chairperson of the Board	52	1986
Max Link, Ph.D.	Director	61	1993

Jürgen Drews, M.D., has been a director of the Company since February 1997. Since March 1998, Dr. Drews has served as a contributing advisor to OrbiMed Advisors LLC. Dr. Drews served as President, Global Research and as a member of the Executive Committee of the Roche Group from January 1996 to December 1997. From January 1991 to December 1995, Dr. Drews served as President, International Research and Development and as a member of the Executive Committee for the Roche Group. Prior to that time, Dr. Drews served as Chairman of the Research Board and member of the Executive Committee for F. Hoffmann-La Roche Ltd. from April 1986 to December 1990. Dr. Drews served as Head of International Pharmaceutical Research and Development for Sandoz Ltd. from January 1982 to July 1985. Dr. Drews also serves as a managing partner of the Health Innoventure Fund LLC of Bear, Stearns & Co. Inc. since January 2001 and as a director of MorphoSys GmbH, Genomics Pharmaceutical Company, Human Genome Sciences, Inc., and Genaissance Pharmaceuticals, Inc.

George M. Gould, Esq., has been a director of the Company since October 1989. Since June 1996, Mr. Gould has served as of counsel to the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione. From May 1996 to December 1996, Mr. Gould was a Senior Vice President of PharmaGenics, Inc. Prior to that time Mr. Gould served as Vice President, Licensing & Corporate Development and Chief Patent Counsel for Hoffmann-La Roche Inc. ("Roche") from October 1989 to May 1996.

Laurence Jay Korn, Ph.D., has been a director and Chairperson of the Board since July 1986 and has served as Chief Executive Officer since January 1987. Previously, Dr. Korn headed a research laboratory and served on the faculty of the Department of Genetics at the Stanford University School of Medicine from March 1981 to December 1986. Dr. Korn received his Ph.D. from Stanford University and was a Helen Hay Whitney Postdoctoral Fellow at the Carnegie Institution of Washington and a Staff Scientist at the MRC Laboratory of Molecular Biology in Cambridge, England, before becoming an Assistant Professor at Stanford.

Max Link, Ph.D., has been a director of the Company since June 1993. Dr. Link served as the Chief Executive Officer of Boehringer Mannheim -- Therapeutics from October 1993 to May 1994 and as the Chief Executive Officer of Corange Ltd. from May 1993 to May 1994. Dr. Link served as the Chairman of Sandoz Pharma Ltd. from April 1992 to April 1993. Dr. Link served in various management positions at Sandoz Ltd. and Sandoz Pharmaceuticals Corporation from October 1971 to April 1992. Dr. Link has served as the Chairman of Sulzer Medica Ltd since April 2001 and is also a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., CytRx Corp., Discovery Laboratories, Inc., Human Genome Sciences, Inc., Osiris Therapeutics, Inc., and Celsion Corporation.

Cary L. Queen, Ph.D., has been a director since January 1987 and served as Vice President, Research, from April 1989 to August 2001 and as Senior Vice President since June 1993. Previously, Dr. Queen held positions at the National Institutes of Health from 1983 to 1986, where he studied the regulation of genes involved in the synthesis of antibodies. Dr. Queen received his Ph.D. in Mathematics from the University of California at Berkeley and subsequently served as an Assistant Professor of Mathematics at Cornell University.

Jon S. Saxe, Esq., has been a director of the Company since March 1989. From May 2000 until January 2002, Mr. Saxe served as a consultant to the Company. From May 1999 to April 2000, Mr. Saxe served as Senior Advisor to the Chief Executive Officer of the Company. From January 1995 to April 1999, Mr. Saxe served as President of the Company. Mr. Saxe was a consultant to the Company from June 1993 to December 1994. He has served as President of Saxe Associates since May 1993. Mr. Saxe is also a director of Incyte Genomics Inc., Questcor Pharmaceuticals, Inc., First Horizon Pharmaceuticals, Inc., InSite Vision, Inc., SciClone Pharmaceuticals, Inc., ID Biomedical Corporation, Astex Technology Ltd., Arbor Vita Corporation, diaDexus, Inc., Iconix Pharmaceuticals, Inc., Point Biomedical Corporation, VistaGen Therapeutics, Inc., and Oxon Medica, Inc.. Mr. Saxe received his B.S.Ch.E. from Carnegie-Mellon University, his J.D. from George Washington University School of Law and his LL.M. from New York University School of Law.

Executive Officers

Certain information with respect to the Company's executive officers as of December 31, 2001, except as otherwise noted, is set forth below. See "DIRECTORS" for information regarding Drs. Korn and Queen, two of the Company's executive officers.

Daniel J. Levitt, M.D., Ph.D., age 54, has served as President, Research and Development of the Company since May 2000. Dr. Levitt served as Senior Vice President, Clinical and Regulatory Affairs of the Company from November 1996 to April 2000. From February 1995 to October 1996 he served as Vice President of Drug Development and Chief Medical Officer of Geron Corporation. From January 1990 until January 1995, Dr. Levitt held various positions at Sandoz Pharma Ltd., most recently as Worldwide Head of Oncology Clinical Research and Development. From 1986 to 1990, Dr. Levitt held various positions with Roche, including Director of Clinical Oncology and Immunology. He received post-graduate training at Yale-New Haven Hospital and the University of Alabama Birmingham Medical School. Dr. Levitt holds an M.D. and Ph.D. from the University of Chicago Pritzker School of Medicine.

Douglas O. Ebersole, age 46, has served as the Company's Senior Vice President, Legal and Licensing since April 1999 and as the Company's Secretary since July 1992. From July 1992 to April 1999 and again from April 2000 to August 2001, Mr. Ebersole served as the Company's General Counsel. From April 1996 until April 1998, Mr. Ebersole served as Vice President, Licensing and Corporate Services, and from April 1998 to April 1999, he served as Senior Vice President, Legal, Licensing and Corporate Services, in addition to his positions as General Counsel and Secretary. Prior to joining the Company, he served first as Associate General Counsel and later as General Counsel at NeXT Computer, Inc. Prior to joining NeXT in 1989, he was a partner in the corporate department of the law firm Ware & Freidenrich. Mr. Ebersole received his J.D. from Stanford Law School.

Mark P. Backer, Ph.D., age 45, has served as the Company's Vice President, Technical Development since June 2001. Dr. Backer served as Senior Director, Process Development with Aviron from December 1997 through May 2001, where his responsibilities included clinical manufacturing. Dr. Backer also served as Director, Development with Coulter Pharmaceuticals, Inc. from 1996 through 1997, as Director, Development with Systemix from 1992 through 1995 and as Director, Manufacturing with IDEC Pharmaceuticals from 1989 through 1991. Dr. Backer received a Ph.D. in Chemical Engineering from the University of Washington. Dr. Backer is a Member of the Parenteral Drug Association and the American Institute of Chemical Engineers.

William R. Benjamin, Ph.D., age 48, has served as the Company's Vice President, Research Operations since April 2002. Dr. Benjamin served as Vice President, Research Operations and Drug Discovery of the Company from August 2001 until April 2002 and as Vice President, Drug Discovery from July 1997 until August 2001. Prior to joining the Company, from November 1982 to June 1997, Dr. Benjamin was an employee of Roche, most recently serving as Vice President of Inflammation and Autoimmune Diseases. At Roche, Dr. Benjamin was responsible for leading the drug discovery activities of a multidisciplinary research department in the areas of inflammatory and immune-based diseases. From January 1981 to November 1982, Dr. Benjamin was a postdoctoral fellow at the National Institute of Dental Research at the National Institutes of Health. Dr. Benjamin received his Ph.D. from the University of South Florida, College of Medicine.

Frances G. Charlson, age 41, has served as the Company's Vice President, Human Resources since April 2000. In addition, Ms. Charlson has served in increasing positions of responsibility in the Company's Human Resources Department since joining the Company in October 1992. Prior to joining the Company, she worked at Alza Corporation for six years in Human Resources and subsequently, she worked in Human Resources at Scios Inc. Ms Charlson is a Certified Compensation Professional from WorldatWork (formerly the American Compensation Association). Ms. Charlson received her B.S. in Public Relations from San Jose State University.

Sergio Garcia-Rodriguez, age 40, has served as the Company's Vice President, Legal, General Counsel and Assistant Secretary since August 2001. From July 2000 until August 2001, Mr. Garcia-Rodriguez served as the Company's Associate General Counsel. Prior to joiningthe Company, he served as International Counsel at DaimlerChrysler AG from 1996 to 2000 and previously was a partner in the law firm of Heller, Ehrman, White & McAuliffe. Mr. Garcia-Rodriguez received his J.D. degree from the University of California, Berkeley (Boalt Hall).

Peter H. Grassam, age 56, served as the General Manager of the Company's Plymouth, Minnesota facility from January 1998 until April 2002, when he resigned from his employment with the Company. Mr. Grassam served as the Company's Vice President, Manufacturing from January 1998 until February 2002. From September 1993 to January 1998, Mr. Grassam served as the Vice President of Operations and General Manager at the Smithfield site of Alpha Beta Technology, Inc., and as the Vice President of Operations at Serono Laboratories, Inc., from January 1992 to September 1993. Mr. Grassam received his Bachelor of Pharmacy from the University of London and received his post-graduate certification at Groby Road Hospital in England. Mr. Grassam is a Member of the Royal Pharmaceutical Society of Great Britain and the American Pharmaceutical Association.

Robert L. Kirkman, M.D., age 53, has served as the Company's Vice President, Business Development and Corporate Communications since July 1998. Prior to joining the Company, Dr. Kirkman served as the Chief of the Division of Transplantation at Brigham and Women's Hospital from 1992 to 1998. Dr. Kirkman was appointed to the position of Associate Professor of Surgery at Harvard Medical School from 1987 to 1998 and served as an Associate in Surgery at Massachusetts General Hospital from 1995 to 1998. Dr. Kirkman holds an M.D. from Harvard Medical School and received his post-graduate training at Peter Bent Brigham Hospital and Brigham and Women's Hospital.

Corine K. Klingbeil, Ph.D., age 47, has served as the Company's Vice President, Preclinical Development since April 2000. Prior to that time, Dr. Klingbeil served as the Company's Senior Director, Preclinical Development from March 1995 to April 2000, and as Director, Preclinical Development from January 1993 until March 1995. Dr. Klingbeil was previously department head and later Director, Preclinical Sciences and Development at Scios. After receiving her Ph.D. at the University of California at Santa Barbara, Dr. Klingbeil was a postdoctoral fellow at the University of California at San Francisco from 1983 to 1986.

Lyn D. Olson, Ph.D., age 50, has served as the Company's Vice President, Quality and Compliance since April 2001. Prior to that time, Dr. Olson served as Vice President, Quality Operations and Compliance at Mutual Pharmaceutical Company, Inc. From 1998 to 2000, Dr. Olson served as Senior Director, U.S. Quality Operations at Centocor, Incorporated. Dr. Olson directed Quality Operations for the Therapeutics Division of Boehringer Mannheim Corporation from 1995 to 1998 and served as a Senior Research Scientist/Regulatory for the FDA's Center for Biologics Evaluation and Research from 1987 to 1995. Dr. Olson holds a Ph.D. in microbial metabolism and physiology from the University of Maryland, an M.S. degree in molecular genetics from The Ohio State University and is Regulatory Affairs certified.

Jaisim Shah, age 41, has served as the Company's Vice President, Marketing since August 2000. Prior to joining the Company, he served in various marketing management positions at Bristol Myers Squibb, most recently as Vice President, Marketing, for U.S. Pharmaceutical Group, Infectious Diseases. He joined Roche Laboratories in 1991 as Product Director for biotech oncology products for the U.S. market. He then became Global Business Leader for oncology and virology, based in Basel, Switzerland, for Roche in 1993. He received his M.A. in International Economics from the University of Akron and an M.B.A. in Marketing from Oklahoma University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each director, executive officer, and beneficial owner of more than 10% of a registered class of equity securities of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 is required by Section 16(a) of such act to report to the SEC by a specified date his or her transactions in the Company's securities. To the Company's knowledge, all reports relating to stock ownership and such other reports required to be filed during the year ended December 31, 2001, under Section 16(a) by the Company's directors, executive officers and greater than 10% beneficial owners were timely filed, except as identified in the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The following table sets forth information concerning the compensation during the fiscal years ended December 31, 2001, 2000, and 1999, of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE
	Annual Compensation[1]				Long-Term Compensation Awards
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)[2]	All Other Compensation ($)[3]

Laurence Jay Korn Chief Executive Officer	2001 2000 1999	486,262 444,463 421,129	-- -- --	-- -- --	500,000 500,000 400,000	2,000 2,000 --

Daniel J. Levitt President, Research and Development	2001 2000 1999	413,786 336,949 292,130	-- 50,000 --	-- -- 45,667[4]	140,000 164,000 184,000	2,000 2,000 --

Douglas O. Ebersole Senior Vice President, Legal and Licensing	2001 2000 1999	341,156 313,993 289,703	-- 50,000 --	-- -- --	62,000 124,000 259,000	2,000 2,000 --

Cary L. Queen Senior Vice President	2001 2000 1999	269,765 316,262 297,500	-- -- --	-- -- --	100,000 100,000 100,000	-- -- --

Robert L. Kirkman Vice President, Business Development and Corporate Communications	2001 2000 1999	301,408 285,096 273,105	-- -- --	2,272[5] 2,272[5] 2,272[5]	50,000 32,000 --	2,000 1,668 --

1 Compensation deferred at the election of the executive officer under the Company's 401(k) Plan is included in the year earned. Includes life insurance premiums paid by the Company.

2 All numbers of securities underlying options are adjusted to reflect two-for-one stock splits which were effective August 23, 2000 and October 10, 2001.

3 Reflects Company matching 401(k) contributions.

4 Compensation due to forgiveness of a portion of the principal and interest from a relocation and housing loan to Dr. Levitt provided in connection with his joining the Company in 1996.

5 Compensation due to forgiveness of a portion of the interest from a relocation and housing loan to Dr. Kirkman provided in connection with his joining the Company in 1998.

Stock Options Granted in Fiscal 2001

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 2001, to the Named Executive Officers:

OPTION GRANTS IN THE LAST FISCAL YEAR1
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[5]
Name	Number of Securities Underlying Options Granted (#)[2,3]	% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/Sh)[4]	Expiration Date	5% ($)	10% ($)

Laurence Jay Korn	500,000	15.91	27.50	4/26/11	8,647,301	21,913,959
Daniel J. Levitt	140,000	4.46	27.50	4/26/11	2,421,244	6,135,908
Douglas O. Ebersole	62,000	1.97	27.50	4/26/11	1,072,265	2,717,331
Cary L. Queen	100,000	3.18	27.50	4/26/11	1,729,460	4,382,792
Robert L. Kirkman	50,000	1.59	27.50	4/26/11	864,730	2,191,396

1 All numbers of securities underlying options and exercise prices are adjusted to reflect a two-for-one stock split which was effective October 10, 2001.

2 Options granted vest over a four year period at the rate of one fourth one year after the date specified at the time of grant (typically the hire date or an anniversary of the hire date) and 1/48 per month thereafter for each full month of the optionee's continuous employment with the Company. Only vested shares are exercisable. All outstanding options held by employees have terms of ten years. The Company has never granted any Stock Appreciation Rights and references to this security are omitted.

3 Under the 1991 and 1999 Stock Option Plans, the Board retains some discretion to modify the terms of outstanding options; see "Change of Control Arrangements, Termination of Employment Arrangements."

4 All options granted to employees were granted at market value on the date of grant.

5 Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission's rules. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock, overall market conditions and the optionee's continued employment through the vesting period. Any amounts reflected in this table may not necessarily be achieved. As an illustration of the effects such assumed appreciation would have on a stockholder's investment, one share of stock purchased at $32.80 in 2001 (closing price as of December 31, 2001) would yield profits of $20.63 per share at 5% appreciation per year over ten years or $52.27 per share at 10% appreciation per year over the same period. The "potential realizable values" in this table are calculated using the exercise price of the stock options and assuming 5% or 10% appreciation per year from that price over the ten year term of the options granted.

Option Exercises and Fiscal 2001 Year End Values

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended December 31, 2001, and unexercised options held as of December 31, 2001, by the Named Executive Officers:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES1,2
	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at 12/31/01(#)[3]		Value of Unexercised In-the-Money Options at 12/31/01($)[4]
Name	Exercise (#)	Realized ($)	Unexercisable	Exercisable	Unexercisable	Exercisable

Laurence Jay Korn	50,000	1,800,000	872,918	1,233,482	8,908,226	29,742,029
Daniel J. Levitt	6,000	165,405	401,501	201,335	5,528,941	4,443,087
Douglas O. Ebersole	168,000	5,114,510	336,796	12,880	6,070,044	231,942
Cary L. Queen	75,000	2,325,299	193,753	521,247	2,229,707	13,405,105
Robert L. Kirkman	10,000	257,813	88,167	43,833	991,219	1,029,943

1 All numbers of securities underlying options and exercise prices are adjusted to reflect a two-for-one stock split which was effective October 10, 2001.

2 The Company has never granted any Stock Appreciation Rights and references to this security are omitted.

3 See footnote 2 of the "OPTION GRANTS IN THE LAST FISCAL YEAR" table for information concerning the vesting provisions of these stock options.

4 Based on a value of $32.80 which was the closing price of the Company's Common Stock as of December 31, 2001.

Compensation of Directors

As of December 31, 2001, each director who is not an employee of the Company (an "Outside Director") was authorized to receive cash compensation in the amount of $3,000 each fiscal quarter, and an additional $3,000 per year for each committee membership, or such other amount as the Board may approve, and may be reimbursed for expenses incurred in attending each Board and committee meeting.

As of December 31, 2001, the Company's Outside Directors Stock Option Plan (the "1992 Directors Plan") provided for the initial automatic grant of an option to purchase 60,000 shares of the Company's Common Stock to each Outside Director. The 1992 Directors Plan also provides for a subsequent grant to Outside Directors to purchase 60,000 shares of the Company's Common Stock on the date five years from the date of the initial grant and every fifth anniversary thereafter. Options under the 1992 Directors Plan are granted at the fair market value of the Company's Common Stock on the date of grant and vest as to 1/60 of the shares subject to the option per month until such time as the optionee ceases to be a director for any reason. Options granted under the 1992 Directors Plan to date have terms of either 6 or 10 years from the date of grant.

Change of Control Arrangements, Termination of Employment Arrangements

1991 Stock Option Plan, 1999 Stock Option Plan, 1999 Nonstatutory Plan

In the event of a sale of voting securities by the Company's stockholders, a merger or consolidation to which the Company is a party, sale of all or substantially all of the Company's assets, or liquidation or dissolution of the Company, following any of which the stockholders do not retain more than 50% of the total combined voting power of the stock of the Company or the acquiring corporation, the vesting of options held by full-time employees under any of the Company's stock option plans will be accelerated by 25% of the total number of options subject to such options if either (a) the acquiring corporation fails to assume the outstanding option or to substitute a substantially equivalent option for the acquiring corporation's stock, or (b) within one year following such transaction the option holder's employment is either terminated without cause or is constructively terminated.

1992 Directors Plan

Under the terms of the 1992 Directors Plan, in the event that any person becomes the beneficial owner of 40% or more of the Company's outstanding voting securities, the Company is a party to a merger or consolidation following which the stockholders fail to retain more than 50% of the voting securities of the Company or the surviving entity, or a sale of all or substantially all of the assets of the Company, then each option holder then serving as a member of the Board will be credited with an additional 12 months of service for vesting purposes. Further, if the surviving or purchasing corporation does not assume or substitute new options for the outstanding options, the Board may, but is not obligated to, provide that the outstanding options will be immediately exercisable and vested in full.

Executive Retention and Severance Plan

Effective as of October 10, 2001, the Compensation Committee of the Board of Directors adopted the Protein Design Labs, Inc. Executive Retention and Severance Plan (the "ERSP") which provides certain severance and other benefits in connection with a Change in Control (as defined below) to officers and key employees of the Company designated by the Board or the Compensation Committee. If a Change in Control had occurred on December 31, 2001, the ERSP would have covered four officers of the Company, all of whom are Named Executive Officers. The ERSP may not be terminated or amended in any way without a supplemental written agreement between any affected participants and the Company.

Under the ERSP, a Change in Control means the occurrence of any of the following: (i) any person, entity or group becomes the beneficial owner of 40% or more of either the then outstanding Common Stock or the combined voting power of the Company's then outstanding securities entitled to vote generally in the election of directors; or (ii) the Company is party to a merger or consolidation which results in the holders of the voting securities of the Company outstanding immediately prior thereto failing to retain immediately after such merger or consolidation direct or indirect beneficial ownership of more than 50% of the total combined voting power of the securities entitled to vote generally in the election of directors of the Company or the surviving entity outstanding immediately after such merger or consolidation; or (iii) the sale or disposition of all or substantially all of the Company's assets or consummation of any transaction having similar effect (other than a sale or disposition to one or more subsidiaries of the Company); or (iv) a change in the composition of the Board within any consecutive two-year period as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the ERSP).

Upon a Change in Control, the ERSP provides for certain acceleration of the vesting of issued and outstanding stock options and shares of restricted stock held by participants. The extent of such vesting acceleration depends on a participant's position with the Company and, with respect to a participant's outstanding Company stock options, whether the Acquiring Corporation (as defined in the ERSP) assumes such options. Upon any Change in Control, the vesting of options and restricted stock held by the Company's Chief Executive Officer will be accelerated in full, while the vesting of options and restricted stock held by a participant who is a member of the Company's Executive Committee (other than the Chief Executive Officer) will be accelerated to the extent of 50% of the number of shares subject to each future vesting installment called for under the applicable option or restricted stock agreement. If the Acquiring Corporation does not assume a participant's then outstanding Company stock options and if it would provide the participant with a greater benefit than that described in the preceding sentence, a participant with less than two years of employment with the Company will be credited with an additional two years of employment for option vesting purposes, and a participant with two or more years of employment with the Company will become vested in full under his or her outstanding options.

If, during the applicable "Change in Control Period" (as described below), a participant's employment is terminated by the Company other than for Cause (as defined in the ERSP) or by the participant for Good Reason (as defined in the ERSP), or, in the case of a participant who is the Chief Executive Officer, the participant resigns for any reason or no reason (all such terminations of employment are referred to as a "Termination upon a Change in Control"), then, provided that the participant executes a prescribed release of claims against the Company, the participant will be entitled to certain payments and benefits described below, in addition to all compensation and benefits earned by the participant through the date of the participant's termination of employment. The applicable "Change in Control Period" commences on the consummation of a Change in Control and ends on the third anniversary thereof in the case of the Chief Executive Officer, the second anniversary thereof in the case of an officer other than the Chief Executive Officer, or on the first anniversary thereof in the case of all other ERSP participants.

On a Termination upon a Change in Control, an ERSP participant will receive a lump sum cash severance payment in an amount equal to the product of (A) the sum of (x) the participant's annual base salary immediately prior to termination or, if higher, immediately prior to the Change in Control, plus (y) the greatest of (1) the aggregate of all bonuses earned by the participant for the fiscal year immediately preceding the fiscal year of the Change in Control, (2) the aggregate of all bonuses earned by the participant for the fiscal year immediately preceding the fiscal year of the participant's Termination Upon a Change in Control, or (3) the aggregate of all annual bonuses that would be earned by the participant at the targeted annual rate (assuming attainment of 100% of all applicable performance goals) for the fiscal year of the participant's Termination Upon a Change in Control; multiplied by (B) the number of years in the applicable benefit period (as described below) applicable to the participant. The applicable benefit period is three years in the case of the Chief Executive Officer, two years in the case of a member of the Company's Executive Committee (other than the Chief Executive Officer), and one year in the case of all other participants.

Following a participant's Termination upon Change in Control, the ERSP also provides for full acceleration of the vesting of the participant's outstanding Company stock options and shares of restricted stock, and the extension of such options' exercise periods to a date six months following the participant's termination of employment. The Company will provide the participant with continued health and other group insurance benefits for the participant's benefit period after the participant's Termination upon Change in Control. The participant will also be indemnified by the Company to the fullest extent permitted under applicable law and will be provided with directors' and officers' liability insurance (if applicable), each as set forth in the ERSP. In addition, if any payment or benefit received or to be received by any participant pursuant to the ERSP or otherwise ("Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the Company will pay the participant an additional lump sum cash payment (the "Gross-Up Payment"), as set forth in more detail in the ERSP, to compensate for such tax. The Company will not make the Gross-Up Payment to a participant if the Payments do not exceed the greatest amount of Payments that could be paid to the participant without giving rise to such excise tax by more than the lesser of $100,000 or five percent of the Payments. In that event, the aggregate Payments will be reduced to an amount which will not result in such excise tax liability.

The ERSP provides that all participants will continue to abide by the terms of the confidentiality and/or proprietary rights agreement between the participant and the Company. In addition, following a participant's Termination upon a Change in Control, for a period of years equal to a participant's benefit period, the participant may not solicit or offer employment to any of the Company's employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001, by (i) each person who is known by the Company, based on the records of the Company's transfer agent and relevant documents filed with the U.S. Securities and Exchange Commission ("SEC"), to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each member of the Board, (iii) the Named Executive Officers, and (iv) all members of the Board and executive officers of the Company as a group. Unless otherwise specified, the address of each named individual is the address of the Company.
Name of Beneficial Owner or Group and Nature of Beneficial Ownership [1]	Amount of Beneficial Ownership	Percent of Common Stock Outstanding

FMR Corp.[2] 82 Devonshire Street Boston, MA 02109	10,829,884	12.24%
Laurence Jay Korn, Ph.D.[3]	2,368,618	2.63%
Daniel J. Levitt, M.D., Ph.D.[4]	228,363	*
Douglas O. Ebersole[5]	44,398	*
Cary L. Queen, Ph.D.[6]	2,432,500	2.73%
Robert L. Kirkman, M.D.[7]	50,166	*
Jürgen Drews, M.D. [8]	70,000	*
George M. Gould [9]	136,000	*
Max Link, Ph.D.[10]	48,000	*
Jon S. Saxe[11]	349,182	*
All directors and executive officers as a group (17 persons) [3,4,5,6,7,8,9,10,11,12]	5,982,467	6.54%

* Less than 1%

1 Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

2 Based solely on Schedule 13G as filed with the SEC, FMR Corp. has sole dispositive power with respect to 10,829,884 shares, of which it has sole voting power with respect to 611,600 shares.

3 Includes 1,439,732 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001. Also includes 40,000 shares held as separate property by Dr. Korn's spouse with respect to which Dr. Korn disclaims beneficial ownership.

4 Includes 224,835 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

5 Includes 36,964 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

6 Includes 452,500 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001. Also includes 6,750 shares held in trusts for the benefit of certain of Dr. Queen's relatives with respect to which Dr. Queen disclaims beneficial ownership and 2,250 shares held in trust for the benefit of Dr. Queen's daughter with respect to which Dr. Queen disclaims beneficial ownership.

7 Includes 50,166 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

8 Includes 70,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

9 Includes 136,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

10 Includes 2,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

11 Includes 321,502 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2001.

12 Total includes all directors and officers who served in that capacity as of December 31, 2001 and 2,985,285 shares issuable upon the exercise of options beneficially owned by such directors and officers which are currently, or which will become, exercisable within 60 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN DESIGN LABS, INC. (Registrant)

By: /s/ Sergio Garcia-Rodriguez
Sergio Garcia-Rodriguez,
Vice President, Legal, General Counsel and Assistant Secretary

April 30 , 2002
Date