Form 10-Q
period 2002-03-31
PROTEIN DESIGN LABS INC/DE
filed 2002-05-13
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:     0-19756

PROTEIN DESIGN LABS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3023969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

34801 Campus Drive
Fremont, California    94555
(Address of Principal Executive Offices including Zip Code)

(510) 574-1400
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of April 30, 2002, there were 88,759,931 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Statements of Operations for the Three months ended March 31, 2002 and 2001	**

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	**

Consolidated Statements of Cash Flows for the Three months ended March 31, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per share data)
(unaudited)

                                       Three Months Ended
                                           March 31,
                                      --------------------
                                         2002       2001
                                      ---------  ---------
Revenues:

  Revenue under agreements
   with third parties                $  14,326  $  16,710
  Interest and other income              7,139      9,460
                                      ---------  ---------
    Total revenues                      21,465     26,170
                                      ---------  ---------
Costs and expenses:
  Research and development              13,187     13,671
  General and administrative             4,157      3,620
  Interest expense                       2,240      2,248
                                      ---------  ---------
    Total costs and expenses            19,584     19,539
                                      ---------  ---------
Net income                           $   1,881  $   6,631
                                      =========  =========
Net income per share:
  Basic                              $    0.02  $    0.08
                                      =========  =========

  Diluted                            $    0.02  $    0.07
                                      =========  =========
Weighted average number of shares:
  Basic                                 88,645     87,230
                                      =========  =========

  Diluted                               91,750     92,564
                                      =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

                                                       March 31,  December 31,
                                                        2002         2001
                                                     -----------  -----------
                                                     (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                      $   234,262  $   120,268
     Marketable securities                              403,825      530,047
     Other current assets                                 5,417        4,144
                                                     -----------  -----------
      Total current assets                              643,504      654,459
     Property, plant and equipment, net                  47,663       42,111
     Convertible note receivable                         30,000       30,000
     Other assets                                         4,635        3,328
                                                     -----------  -----------
      Total assets                                  $   725,802  $   729,898
                                                     ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                               $     2,095  $     1,249
     Accrued compensation                                 1,627        2,000
     Accrued clinical trials                              1,713        2,588
     Accrued interest                                     1,008        3,071
     Other accrued liabilities                            2,218        3,123
     Deferred revenue                                       100          100
     Current portion of long-term debt                      440          432
                                                     -----------  -----------
      Total current liabilities                           9,201       12,563

  Convertible subordinated notes                        150,000      150,000
  Other long-term debt                                    8,777        8,892
                                                     -----------  -----------
  Total liabilities                                     167,978      171,455

  Stockholders' equity:
     Preferred stock, par value $0.01 per
       share, 10,000 shares authorized;
       no shares issued and outstanding                     --           --
     Common stock, par value $0.01 per share,
       250,000 shares authorized; 88,691
       and 88,499 shares issued and
       outstanding at March 31, 2002
       and December 31, 2001, respectively                  887          885
     Additional paid-in capital                         625,148      624,094
     Accumulated deficit                                (74,042)     (75,923)
     Accumulated other comprehensive income               5,831        9,387
                                                     -----------  -----------
      Total stockholders' equity                        557,824      558,443
                                                     -----------  -----------
      Total liabilities and stockholders' equity    $   725,802  $   729,898
                                                     ===========  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                              $   1,881  $   6,631
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                             1,232      1,024
    Amortization of convertible notes offering costs            180        180
    Change in book value of certain debt securities           2,468     (1,668)
  Changes in assets and liabilities:
    Other current assets                                     (1,273)    (4,773)
    Other assets                                               (246)        50
    Accounts payable                                            846       (349)
    Accrued liabilities                                      (4,214)      (975)
    Deferred revenue                                            --      (1,355)
                                                           ---------  ---------
Total adjustments                                            (1,007)    (7,866)
                                                           ---------  ---------
    Net cash provided by (used in) operating activities         874     (1,235)
                                                           ---------  ---------
Cash flows from investing activities:
  Purchases of marketable securities                        (19,954)  (307,044)
  Maturities of marketable securities                       140,000     89,885
  Purchase of property, plant and equipment                  (7,874)    (1,327)
                                                           ---------  ---------
    Net cash used in investing activities                   112,172   (218,486)
                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock,
     net of issuance costs                                    1,055      1,406
  Payments on other long-term debt                             (107)       (99)
                                                           ---------  ---------
    Net cash provided by financing activities                   948      1,307
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents        113,994   (218,414)

Cash and cash equivalents at beginning of period            120,268    421,541
                                                           ---------  ---------
Cash and cash equivalents at end of period                $ 234,262  $ 203,127
                                                           =========  =========

Non-cash activities:
   Exchange of assets for third party preferred stock     $   1,241  $     --

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (PDL) is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions. PDL currently has antibodies under development for autoimmune and inflammatory conditions, asthma and cancer. PDL holds fundamental patents for its antibody humanization technology.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, for the year ended December 31, 2001. The Consolidated Balance Sheet as of December 31, 2001 is derived from our audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Marketable securities in the Consolidated Balance Sheets includes the interest receivable associated with all marketable securities. We place our cash and marketable debt securities with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument. To date, we have not experienced credit losses on investments in these instruments.

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

                                    Available-for-Sale-Securities
                                  --------------------------------------------
(In thousands)                                 Gross       Gross     Estimated
                                             Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  ----------  ---------
March 31, 2002

Securities of the U.S. Government
  and its agencies maturing:
    Less than 1 year             $  50,537  $    1,128  $      --   $  51,665
    between 1-3 years              200,687       1,825        (732)   201,780
U.S. corporate debt securities
maturing:
    Less than 1 year                35,980         850         --      36,830
    between 1-3 years              110,790       2,916        (156)   113,550
                                  ---------  ----------  ----------  ---------
Total marketable debt securities $ 397,994  $    6,719  $     (888) $ 403,825
                                  =========  ==========  ==========  =========

During the quarters ended March 31, 2002 and 2001, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated prior to date were held to maturity.

Revenue Recognition

Contract revenues from research and development arrangements are recognized based on the performance requirements of the contracts. Revenues from achievement of milestones are recognized when the funding party agrees that the scientific, regulatory or clinical results stipulated in the agreement have been met. Deferred revenue arises principally due to timing of cash payments received under research and development contracts.

Our collaborative, humanization and patent licensing agreements with third parties provide for the payment of royalties to us based on net sales of the licensed product under the agreement. The agreements generally provide for royalty payments to us following completion of each calendar quarter or semi-annual period and royalty revenue is recognized in the quarter in which royalty reports are received by us from the third party. As a result of this policy and the seasonality of certain royalty revenues, our revenues in any period may not be predictive of revenues in any subsequent period. Non-refundable signing and licensing fees under collaborative and humanization agreements are recognized over the period in which performance obligations are achieved. Non-refundable signing and licensing fees under patent rights and patent licensing agreements are recognized when there are no future performance obligations remaining with respect to such fees. Maintenance fees are recognized when received or when collection is assured.

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income per share also includes the effect of outstanding stock options, if dilutive, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented below:

                                         Three Months Ended
                                              March 31,
(In thousands, except basic and          ------------------
diluted net income per share)               2002      2001
                                         --------  --------
Numerator:
 Net income                             $  1,881  $  6,631
                                         ========  ========
Denominator:
 Basic net income per share -
  weighted-average shares                 88,645    87,230
 Dilutive potential common shares:
  Stock options                            3,105     5,334
                                         --------  --------
Denominator for diluted net income
 per share                                91,750    92,564
                                         ========  ========

Basic net income per share              $   0.02  $   0.08
                                         ========  ========

Diluted net income per share            $   0.02  $   0.07
                                         ========  ========

Comprehensive Income

For the three months ended March 31, 2002, total comprehensive loss was $1.7 million as compared to total comprehensive income of $10.8 million for the three months ended March 31, 2001. Total comprehensive income (loss) is comprised of net income and unrealized gains and losses on our available-for-sale securities.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we have a policy of recording expenses for clinical trials based upon pro rating estimated total costs of a clinical trial over the estimated length of the clinical trial and the number of patients anticipated to be enrolled in the trial. Expenses related to each patient are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, we accrue an amount based on an estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial. In addition, funded research and development to third parties is expensed on a straight-line basis over the period of performance. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Sale of Small Molecule Group

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately-held detection-based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily had been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold, which approximated $1.2 million. Accordingly, there was no gain or loss recorded on this transaction.

In conjunction with this sale, 12 of our former employees became employed by Signature. We may be obligated to pay up to a maximum of $320,000 in cash retention bonuses to designated key employees still employed by Signature after one year.

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

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of FAS 142 did not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting FAS 143, which will be effective for the Company's fiscal year ending December 31, 2003.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material effect on our financial condition or results of operations.

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

Subsequent Events

On May 1, 2002, we announced that Laurence Jay Korn, Ph.D., a co-founder of PDL and its Chief Executive Officer since 1987, has relinquished his responsibilities as Chief Executive Officer. Dr. Korn will continue to serve as Chairman of the Board and will continue to be an active employee in the areas of investor relations and business development. In addition, we announced that Daniel J. Levitt, M.D., Ph.D., President, Research and Development, PDL, has resigned to pursue other interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of March 31, 2002, we had an accumulated deficit of approximately $74.0 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. Over the next several years, we expect to incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

In addition, our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include clinical trial expenses as well as payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners.

We receive royalty revenues on sales of the product Synagis. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales could contribute to fluctuation of our revenues from quarter to quarter.

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately-held detection- based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily has been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold, which approximated $1.2 million. Accordingly, there was no gain or loss recorded on this transaction.

In conjunction with this sale, 12 of our former employees became employed by Signature. We may be obligated to pay up to a maximum of $320,000 in cash retention bonuses to designated key employees still employed by Signature after one year.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

The Company's total revenues for the three months ended March 31, 2002 were $21.5 million compared to $26.2 million in the first quarter of 2001. Total revenues recognized under agreements with third parties were $14.3 million in the first quarter of 2002 compared to $16.7 million in the comparable period in 2001. Interest and other income was $7.1 million in the first quarter of 2002 compared to $9.5 million in the comparable period in 2001, reflecting the decreased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates.

Revenues under agreements with third parties of $14.3 million for the three months ended March 31, 2002 consisted principally of royalties, a product license option fee and license maintenance fees. In the first quarter of 2001, revenues of $16.7 million under agreements with third parties consisted principally of royalties, a signing and licensing fee, milestone payments, portions of upfront fees paid to PDL pursuant to humanization agreements and a license maintenance fee.

Total costs and expenses for the three months ended March 31, 2002 were $19.6 million compared with $19.5 million in the comparable period in 2001.

Research and development expenses for the three months ended March 31, 2002 were $13.2 million compared with $13.7 million in the year- earlier quarter. Research and development costs decreased primarily due to lower clinical development expenses and reduced expenses as a result of the sale of the small molecule group.

General and administrative expenses for the three months ended March 31, 2002 increased to $4.2 million from $3.6 million in the comparable period in 2001. This increase was primarily the result of expenses associated with managing and supporting the Company's expanding operations including staff and support for general and administrative functions.

Interest expense for the three months ended March 31, 2002 and 2001 was essentially unchanged at $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At March 31, 2002, we had cash, cash equivalents and marketable securities in the aggregate of $638.1 million, compared to $650.3 million at December 31, 2001.

Net cash provided by our operating activities for the three months ended March 31, 2002 was approximately $0.9 million compared with net cash used in our operating activities of $1.2 million in the 2001 period. The change was primarily due to a decrease in interest receivable, interest payable, accrued clinical trials expense and other accrued liabilities, partially offset by an increase in other current assets for the 2002 period.

Net cash provided by our investing activities for the three months ended March 31, 2002 was $112.2 compared to net cash used in our investing activities of $218.5 million in 2001. The change in 2002 was primarily the result of maturities of marketable securities during the period as compared to our reinvestment activities associated with the purchases of short- and long-term investments in 2001.

Net cash provided by our financing activities for the three months ended March 31, 2002 was $0.9 million compared to $1.3 million in 2001. The change in 2002 from 2001 was primarily the result of a decrease in the exercise of outstanding stock options.

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

In Fremont, California, Somerville, New Jersey, Plymouth, Minnesota and Paris, France, we occupy leased facilities under agreements that expire in 2004, 2005, 2009 and 2003, respectively. We also have leased certain office equipment under operating leases.

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

In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five year note, convertible at our option after the first year of the collaboration into Exelixis common stock. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For certain antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter as of March 31, 2002 are as follows:

                                                      PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------
(In thousands)                       Less Than     1-3        4-5      After 5
CONTRACTUAL OBLIGATIONS (1)           1 Year      Years      Years      Years      Total
                                     ---------  ---------  ---------  ---------  ---------
Operating leases                    $   1,246  $   2,276  $   1,667  $   1,457  $   6,646
Long-term debt                          1,139      2,278      2,278      8,637     14,332
Convertible debentures (2)              8,250     16,500     16,500    150,000    191,250
Research funding                        4,000        --         --         --       4,000
Capital improvements                    7,700        --         --         --       7,700
                                     ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations  $  22,335  $  21,054  $  20,445  $ 160,094  $ 223,928
                                     =========  =========  =========  =========  =========

  This table does not include (a) any milestone payments which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments and / or likelihood of such payments are not known, (c) amounts that may be committed to construct our new manufacturing plant and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

  Our convertible debenture may be converted to common stock prior to the maturity date and therefore may not require use of our capital resources.

We are currently improving our existing manufacturing plant in Plymouth, Minnesota in order to manufacture initial commercial supplies of certain products, including at least Zamyl. We currently estimate this capital project will cost approximately $10 million. In March 2002, we purchased approximately 29 acres in Brooklyn Park, Minnesota and are in negotiations with a developer to build a new commercial manufacturing plant on this property. When we implement these plans we will incur substantial costs. If the project moves forward, we expect to expend approximately $200 million over the next three years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. The Company does not currently hedge interest rate exposure. As of March 31, 2002, there has been no material change in the Company's interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of March 31, 2002, we had an accumulated deficit of approximately $74 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, including clinical trial expenses as well as payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our collaborative partners and agreed to by us or our partners.

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. We recently entered into an agreement with our Chairman of the Board under which his options may accelerate in certain events, and such acceleration would trigger an accounting expense. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.

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

Further, the results seen in the initial review of the preliminary data may differ from the results that will be obtained as additional data are obtained and as the data are further analyzed. Accordingly, we cannot assure you that the complete analysis will confirm the results of the initial review, and the results of the complete analysis could be materially different from those seen in the initial review. Thus, there can be no assurance that the complete data and analysis from the Phase III clinical trial of Zamyl will support the filing of a BLA or approval of the product by the FDA or other regulatory authorities.

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

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Also, three opposition statements were filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We have received a final decision from the Japanese patent examiner supporting one aspect of the position of the opponents, and we are currently preparing a response. If the examiner maintains her decision, we will have the opportunity to appeal to the Japanese Supreme Court. The patent will remain valid and enforceable during this appeal process.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech has appealed that decision. Also, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether Celltech's second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our SMART® antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

We are also aware of issued patents that could apply to one or more of our specific products. For example, a U.S. patent recently issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims, however, do not cover treatment of either Crohn's disease or psoriasis - - the two indications currently being investigated in our SMART Anti-Gamma Interferon Antibody clinical trials. Additional examples include an issued U.S. patent to Schering Corporation that may cover our humanized anti-IL-4 antibody, and issued U.S. and European patents to Genetics Institute (now a wholly-owned subsidiary of Wyeth) that may cover our SMART Anti-IL-12 Antibody. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

Even when a drug candidate shows indications of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects. For example, while Nuvion has shown biological activity in some patients in a Phase I/II trial for psoriasis, it has also caused a level of side effects that would be unacceptable in this patient population. Enrollment in this trial currently is suspended and our current plan is not to continue this trial and not to further develop Nuvion for psoriasis.

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

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. We recently announced that Laurence Jay Korn, Ph.D., a co-founder of PDL and its Chief Executive Officer since 1987, has relinquished his responsibilities as Chief Executive Officer. Dr. Korn will continue to serve as Chairman of the Board and Douglas O. Ebersole has been appointed our Chief Executive Officer on an interim basis. In addition, we announced that Daniel J. Levitt, M.D., Ph.D., President, Research and Development, has resigned. We believe that existing management can operate the Company effectively while we conduct searches to fill key positions; however, if we are unsuccessful in filling these positions or retaining qualified personnel, or if the searches are prolonged, our business could be impaired. In addition, we face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe. In May 2001, Novartis acquired a significant interest in Roche. We cannot predict the impact, if any, that this relationship may have on Roche's efforts to market Zenapax.

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

Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time- consuming and expensive. If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. This is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

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

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective relative to alternative therapies. As a result, adequate third- party reimbursement may not be available to enable us to maintain prices sufficient to realize an appropriate return on our investment in product development. Also, the trend towards managed health care in the U.S. and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our products. These factors will also affect the products that are marketed by our collaborative partners.

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

Potential new accounting pronouncements may impact our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings which may have an impact on our future financial position and results of operations. In particular, there are a number of rule changes and proposed legislative initiatives following the Enron bankruptcy which could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

None
  Reports on Form 8-K filed during the quarter ended March 31, 2002.

The Company filed a Current Report on Form 8-K on March 20, 2002 (SEC File No. 000-19756) announcing the results of a Phase II clinical trial of Zenapax in the treatment of psoriasis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: May 13, 2002

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Douglas O. Ebersole

Douglas O. Ebersole
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Kirkman

Robert Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)