Form 10-Q
period 2002-06-30
PROTEIN DESIGN LABS INC/DE
filed 2002-08-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of July 31, 2002, there were 89,015,493 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Statements of Operations for the Three and Six months ended June 30, 2002 and 2001	**

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	**

Consolidated Statements of Cash Flows for the Six months ended June 30, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

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

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per share data)
(unaudited)

                                         Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Revenues:
  Royalties                          $  13,491  $  10,462  $  27,167  $  20,067
  License and other                      1,300      2,221      1,951      9,347
                                      ---------  ---------  ---------  ---------
    Total revenues                      14,791     12,683     29,118     29,414
                                      ---------  ---------  ---------  ---------
Costs and expenses:
  Research and development              14,774     12,207     27,961     25,879
  General and administrative             4,789      4,052      8,946      7,672
                                      ---------  ---------  ---------  ---------
    Total costs and expenses            19,563     16,259     36,907     33,551
                                      ---------  ---------  ---------  ---------
Operating loss                          (4,772)    (3,576)    (7,789)    (4,137)

Interest income                          6,455      8,966     13,593     18,405
Interest expense                        (2,242)    (2,250)    (4,482)    (4,497)
                                      ---------  ---------  ---------  ---------
Net income (loss)                    $    (559) $   3,140  $   1,322  $   9,771
                                      =========  =========  =========  =========
Net income per share:
  Basic                              $   (0.01) $    0.04  $    0.01  $    0.11
                                      =========  =========  =========  =========

  Diluted                            $   (0.01) $    0.03  $    0.01  $    0.11
                                      =========  =========  =========  =========
Weighted average number of shares:
  Basic                                 88,751     87,444     88,698     87,338
                                      =========  =========  =========  =========

  Diluted                               88,751     93,184     91,382     92,848
                                      =========  =========  =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                       June 30,   December 31,
                                                        2002         2001
                                                     -----------  -----------
                                                     (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                      $   212,786  $   120,268
     Marketable securities                              425,599      530,047
     Other current assets                                 4,196        4,144
                                                     -----------  -----------
      Total current assets                              642,581      654,459
     Property, plant and equipment, net                  54,136       42,111
     Convertible note receivable                         30,000       30,000
     Other assets                                         4,554        3,328
                                                     -----------  -----------
      Total assets                                  $   731,271  $   729,898
                                                     ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                               $       882  $     1,249
     Accrued compensation                                 1,727        2,000
     Accrued clinical trials                              2,968        2,588
     Accrued interest                                     3,071        3,071
     Other accrued liabilities                            2,670        3,123
     Deferred revenue                                       --           100
     Current portion of long-term debt                      449          432
                                                     -----------  -----------
      Total current liabilities                          11,767       12,563

  Convertible subordinated notes                        150,000      150,000
  Other long-term debt                                    8,663        8,892
                                                     -----------  -----------
  Total liabilities                                     170,430      171,455

  Stockholders' equity:
     Preferred stock, par value $0.01 per
       share, 10,000 shares authorized;
       no shares issued and outstanding                     --           --
     Common stock, par value $0.01 per share,
       250,000 shares authorized; 88,859
       and 88,499 shares issued and
       outstanding at June 30, 2002
       and December 31, 2001, respectively                  889          885
     Additional paid-in capital                         626,413      624,094
     Accumulated deficit                                (74,601)     (75,923)
     Accumulated other comprehensive income               8,140        9,387
                                                     -----------  -----------
      Total stockholders' equity                        560,841      558,443
                                                     -----------  -----------
      Total liabilities and stockholders' equity    $   731,271  $   729,898
                                                     ===========  ===========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                              $   1,322  $   9,771
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             2,539      2,277
    Amortization of convertible notes offering costs            360        361
  Changes in assets and liabilities:
    Interest receivable                                       2,873     (5,016)
    Other current assets                                       (100)    (2,542)
    Other assets                                               (296)       (14)
    Accounts payable                                           (367)       121
    Accrued liabilities                                        (346)      (339)
    Deferred revenue                                           (100)    (1,355)
                                                           ---------  ---------
Total adjustments                                             4,563     (6,507)
                                                           ---------  ---------
    Net cash provided by operating activities                 5,885      3,264
                                                           ---------  ---------
Cash flows from investing activities:
  Purchase of convertible note                                  --     (30,000)
  Purchases of marketable securities                        (79,954)  (377,011)
  Maturities of marketable securities                       180,000    117,885
  Purchase of property, plant and equipment                 (15,524)    (2,796)
                                                           ---------  ---------
    Net cash used in investing activities                    84,522   (291,922)
                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock,
     net of issuance costs                                    2,323      5,376
  Payments on other long-term debt                             (212)      (197)
                                                           ---------  ---------
    Net cash provided by financing activities                 2,111      5,179
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents         92,518   (283,479)

Cash and cash equivalents at beginning of period            120,268    421,541
                                                           ---------  ---------
Cash and cash equivalents at end of period                $ 212,786  $ 138,062
                                                           =========  =========

Non-cash activities:
   Exchange of assets for third party preferred stock     $   1,290  $     --

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (PDL) is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions. We currently have antibodies under development for autoimmune and inflammatory conditions, asthma and cancer. We hold fundamental patents for our antibody humanization technology.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, for the year ended December 31, 2001. The Consolidated Balance Sheet as of December 31, 2001 is derived from our audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current presentation, including royalty revenue, license and other revenue and interest income.

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

Revenue Recognition

We currently recognize three types of revenues resulting from the licensing and use of our technology, and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use in drug development and production. Revenues, and their respective treatment for financial reporting purposes, are as follows:

Upfront and License Maintenance Fees

We generally recognize revenue from upfront fees when the agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Revenues recognized from upfront fees typically relate to patent license and patent rights agreements.

  Under patent license agreements, the licensee typically obtains a non-exclusive license to our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents. We have no future performance obligations under these agreements.

  Under patent rights agreements, licensees currently purchase a research patent license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. All of the research is performed by the licensee, and therefore, upon delivery of the patent rights agreements, the earnings process is complete and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses. Subsequent to execution of the agreement, the licensee has the right to purchase patent licenses to certain designated targets, for which the licensee pays separate consideration at a later date. Such consideration is recognized upon exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

  Under our humanization agreements, at times referred to in our previous filings as research and development agreements, the licensee typically pays an upfront fee for us to humanize an antibody. These upfront fees are recognized on a percent completion basis, as the humanization work is performed, which is typically over three to six months.

  Under patent license agreements and humanization agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Milestone Payments

Certain agreements include milestone payments which are recognized as revenue when earned as part of a multi-element arrangement. Each element of the contract represents a separate earnings process and as such we recognize milestone amounts when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement. Generally, there are three types of agreements under which a customer would owe us a milestone payment:

  Humanization agreements provide for the payment of certain milestones to us after the completion of services to perform the humanization process. These milestones include delivery of a humanized antibody meeting a certain binding affinity and, at the customer's election, delivery of a cell line meeting certain criteria described in the original agreement. We recognize these milestones when we have no further performance obligations with respect to that milestone and the funding party confirms that the milestone stipulated in the agreement has been met.

  Patent license agreements and humanization agreements sometimes require our customers to make milestone payments to us when they achieve certain progress, such as FDA approval, with respect to the customer's product. Because we have no obligations with respect to any of this activity, we record these milestone payments as revenue when received and we have confirmed that the milestone has been achieved.

  We may also receive certain milestone payments in connection with licensing technology to or from our partners, such as product licenses. Under these agreements, our partners may make milestone payments to us when we or they achieve certain levels of development with respect to the licensed technology. These fees are recognized when we have no further performance obligations with respect to the applicable milestone and it is confirmed that the milestone stipulated in the agreement has been met.

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees' net sales of products. Generally, we receive royalty reports from such licensees' approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e. a one quarter lag).

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below:

                                           Three Months Ended   Six Months Ended
                                               June 30,            June 30,
(In thousands, except per                 ------------------  ------------------
share data)                                  2002      2001      2002      2001
                                          --------  --------  --------  --------
Numerator:
 Net income (loss)                       $   (559) $  3,140  $  1,322  $  9,771
                                          ========  ========  ========  ========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                  88,751    87,444    88,698    87,338
 Dilutive potential common shares:
  Stock options                               --      5,740     2,684     5,510
                                          --------  --------  --------  --------
Denominator for diluted net income
 (loss) per share                          88,751    93,184    91,382    92,848
                                          ========  ========  ========  ========

Basic net income (loss) per share        $  (0.01) $   0.04  $   0.01  $   0.11
                                          ========  ========  ========  ========

Diluted net income (loss) per share      $  (0.01) $   0.03  $   0.01  $   0.11
                                          ========  ========  ========  ========

For the three months ended June 30, 2002, 2,152,000 shares related to outstanding stock options were excluded from the diluted net loss per share computation because the inclusion of theses shares would be anti-dilutive due to the net loss in the period.

Comprehensive Income

For the three months ended June 30, 2002, total comprehensive income was $1.8 million as compared to total comprehensive income of $3.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, total comprehensive income was $0.1 million as compared to total comprehensive income of $13.9 million for the six months ended June 30, 2001. Total comprehensive income is comprised of net income (loss) and unrealized gains and losses on our available-for-sale securities.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on going development of potential drugs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. In addition, funded research and development to third parties is expensed on a straight-line basis over the period of performance. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Sale of Small Molecule Group

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately-held detection- based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily had been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. Accordingly, there was no gain or loss recorded on this transaction.

In conjunction with this sale, 12 of our former employees became employed by Signature. We may be obligated to pay up to a maximum of $320,000 in cash retention bonuses to designated key employees still employed by Signature after one year. We believe that if such amounts are paid, they will be recorded as an increase in the carrying value of the preferred stock.

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

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting FAS 143, which will be effective for the Company's fiscal year ending December 31, 2003.

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

2. Short and Long-Term Investments

We invest our excess cash balances primarily in short- term and long-term marketable debt securities. These securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method, when applicable.

The following is a summary of all available-for-sale securities. Estimated fair value is based upon quoted market prices for these or similar instruments.

                                    Available-for-Sale-Securities
                                  --------------------------------------------
(In thousands)                              Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  ----------  ---------
June 30, 2002

Securities of the U.S. Government
  and its agencies maturing:
    Less than 1 year             $  50,889  $      881  $      --   $  51,770
    between 1-3 years              220,689       2,810         --     223,499
U.S. corporate debt securities
maturing:
    Less than 1 year                58,535       1,581         --      60,116
    between 1-3 years               87,346       2,868         --      90,214
                                  ---------  ----------  ----------  ---------
Total marketable debt securities $ 417,459  $    8,140  $      --   $ 425,599
                                  =========  ==========  ==========  =========

During the six months ended June 30, 2002 and 2001, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated prior to that date were held to maturity.

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

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of June 30, 2002, we had an accumulated deficit of approximately $74.6 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. Over the next several years, we expect to incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

In the absence of substantial revenues from new corporate collaborations or patent rights or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

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

License and other revenue may also be unpredictable and may fluctuate due to the timing of payments of upfront fees, payments for manufacturing and clinical development services and payments for the achievement of milestones under new and existing collaborative, humanization, and patent licensing agreements. Revenue historically recognized under our prior agreements may not be an indicator of revenue from any future collaborations.

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

We receive royalty revenues on sales of the product Synagis. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters. The seasonality of Synagis sales could contribute to fluctuation of our royalty revenues from quarter to quarter.

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately-held detection- based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily has been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. Accordingly, there was no gain or loss recorded on this transaction.

In conjunction with this sale, 12 of our former employees became employed by Signature. We may be obligated to pay up to a maximum of $320,000 in cash retention bonuses to designated key employees still employed by Signature after one year. We believe that if such amounts are paid, they will be recorded as an increase in the carrying value of the preferred stock.

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

We currently recognize three types of revenues resulting from the licensing and use of our technology, and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use in drug development and production. Revenues, and their respective treatment for financial reporting purposes, are as follows:

Upfront and License Maintenance Fees

We generally recognize revenue from upfront fees when the agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Revenues recognized from upfront fees typically relate to patent license and patent rights agreements.

  Under patent license agreements, the licensee typically obtains a non-exclusive license to our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents. We have no future performance obligations under these agreements.

  Under patent rights agreements, licensees currently purchase a research patent license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. All of the research is performed by the licensee, and therefore, upon delivery of the patent rights agreements, the earnings process is complete and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses. Subsequent to execution of the agreement, the licensee has the right to purchase patent licenses to certain designated targets, for which the licensee pays separate consideration at a later date. Such consideration is recognized upon exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

  Under our humanization agreements, at times referred to in our previous filings as research and development agreements, the licensee typically pays an upfront fee for us to "humanize" an antibody. These upfront fees are recognized on a percent completion basis, as the humanization work is performed, which is typically over three to six months.

  Under patent license agreements and humanization agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Milestone Payments

Certain agreements include milestone payments which are recognized as revenue when earned as part of a multi-element arrangement. Each element of the contract represents a separate earnings process and as such we recognize milestone amounts when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement. Generally, there are three types of agreements under which a customer would owe us a milestone payment:

  Humanization agreements provide for the payment of certain milestones to us after the completion of services to perform the humanization process. These milestones include delivery of a humanized antibody meeting a certain binding affinity and, at the customer's election, delivery of a cell line meeting certain criteria described in the original agreement. We recognize these milestones when we have no further performance obligations with respect to that milestone and the funding party confirms that the milestone stipulated in the agreement has been met.

  Patent license agreements and humanization agreements sometimes require our customers to make milestone payments to us when they achieve certain progress, such as FDA approval, with respect to the customer's product. Because we have no obligations with respect to any of this activity, we record these milestone payments as revenue when received and we have confirmed that the milestone has been achieved.

  We may also receive certain milestone payments in connection with licensing technology to or from our partners, such as product licenses. Under these agreements, our partners may make milestone payments to us when we or they achieve certain levels of development with respect to the licensed technology. These fees are recognized when we have no further performance obligations with respect to the applicable milestone and it is confirmed that the milestone stipulated in the agreement has been met.

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees' net sales of products. Generally, we receive royalty reports from such licensees' approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e. a one quarter lag).

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancellable obligations associated with the winding down of the clinical trial.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Revenues

The Company's total revenues for the three months ended June 30, 2002 were $14.8 million compared to $12.7 million in the second quarter of 2001. Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth were $13.5 million in the second quarter of 2002 compared to $10.5 million in the comparable period in 2001. This $3.0 million increase in royalty revenue was primarily the result of increased net sales of the products Synagis and Herceptin reported by two licensees. Royalty payments from two companies accounted for 62% and 25% of our revenues for the three months ended June 30, 2002 compared to 54% and 25% in the comparable period in 2001. License and other revenue was $1.3 million in the second quarter of 2002 compared to $2.2 million in the comparable period in 2001. License and other revenue recognized primarily consists of upfront patent licensing and patent rights fees, amortization of upfront fees associated with humanization agreements and license maintenance fees. The $0.9 million decrease in license and other revenue was primarily due to the recognition of less revenue in connection with humanization services and the recognition of fewer license maintenance fees in the second quarter of 2002 than in the second quarter of 2001.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2002 increased to $14.8 million compared with $12.2 million in the year-earlier quarter. Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. Research and development costs increased $2.6 million for the three month period ended June 30, 2002 as compared to the 2001 period primarily due to higher clinical development expenses for our major research and development projects which increased by $1.4 million, research and development funding provided to a third party and an increase in research and development personnel headcount and associated costs. We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2002 increased to $4.8 million from $4.1 million in the comparable period in 2001. General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs. General and administrative expenses increased $0.7 million for the three months ended June 30, 2002 as compared to the 2001 period primarily due to increased personnel and recruiting costs and legal costs related to our intellectual property, licensing and other contractual matters. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Interest Income and Expense

Interest income for the three months ended June 30, 2002 decreased to $6.5 million compared to $9.0 million in the 2001 period reflecting the decreased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates.

Interest expense for the three months ended June 30, 2002 and 2001 was essentially unchanged at $2.2 million.

Six Months Ended June 30, 2002 and 2001

Revenues

The Company's total revenues for the six months ended June 30, 2002 were $29.1 million compared to $29.4 million in the 2001 period. Royalty revenues recognized under agreements with Roche, Genentech, Medimmune and Wyeth were $27.2 million in the first six months of 2002 compared to $20.1 million in the comparable period in 2001. This $7.1 million increase in royalty revenue was primarily the result of increased net sales of the products Synagis and Herceptin reported by two licensees. Royalty payments from two companies accounted for 58% and 27% of our revenues for the six months ended June 30, 2002 compared to 45% and 18% in the 2001 period. License and other revenue was $2.0 million for the six months ended June 30, 2002 compared to $9.3 million in the comparable period in 2001. License and other revenue recognized primarily consists of upfront patent licensing and patent rights fees, milestones, amortization of upfront fees associated with humanization agreements and license maintenance fees. The $7.3 million decrease in license and other revenue was primarily due to the recognition of less revenue under patent licensing, patent rights and humanization agreements in the first six months of 2002 as compared to the first six months of 2001.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2002 increased to $28.0 million compared with $25.9 million in the year-earlier period. Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. Research and development costs increased $2.1 million for the six month period ended June 30, 2002 as compared to the 2001 period primarily due to higher research and development funding provided to a third party which increased by $1.7 million and an increase in research and development personnel headcount and associated costs. We expect our research and development expenses will increase further as we advance our product candidates' progress into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product. The information in the column labeled "Estimated Completion of Phase" is only our estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses," "If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products," "Our clinical trial strategy may increase the risk of clinical trial difficulties," "If our collaborations are not successful, we may not be able to effectively develop and market some of our products," "If we do not attract and retain key employees, our business could be impaired," and "We may be unable to obtain or maintain regulatory approval for our products" sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, for the year ended December 31, 2001.

(In thousands)				Estimated	Six Months ended
		Phase of		Completion	June 30,
Product	Description / Indication	Development	Collaborator	of Phase	2002	2001
Humanized Anti-IL-4	...................	...........	GlaxoSmithKline		$ 1,480	$ 1,672
	Asthma	Phase IIa		2003
SMART Anti-IL-12	...................	...........	-		1,537	1,160
	Auto Immune Diseases	Phase I		2002
SMART Anti-Gamma Interferon	...................	...........	-		5,305	3,134
	Crohn's Disease	Phase II		2003
	Psoriasis	Phase I/II		2002
Nuvion	...................	...........	-		1,307	3,461
	Steroid Refractory Graft Vs. Host Disease	Phase II		2004
	Primary Graft Vs. Host Disease	Phase I/II		2004
	Ulcerative Colitis	Phase I		2003
Remitogen	...................	...........	-		1,551	1,572
	Non-Hodgkin's B-Cell Lymphoma	Phase II		2003
	Solid Tumors	Phase I		2003
Zamyl	...................	...........	-		3,409	3,173
	Acute Myloid Leukemia	Phase III		Completed
Daclizumab	...................	...........	Roche		4,022	4,765
	Asthma	Phase II		2003
Other (1)	...................	...........	-		9,350	6,942

	Total Research and development costs				$ 27,961	$ 25,879

(1) No single potential product included in "other" constitutes more than 5% of the total research and development costs.

We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs spans as many as seven to ten years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including intense and changing government regulation, the uncertainty of future preclinical and clinical study results and success and uncertainties associated with process development and manufacturing. These risks and uncertainties make reliably estimating overall completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses" section of our Risk Factors below.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2002 increased to $8.9 million from $7.7 million in the comparable period in 2001. General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs. General and administrative expenses increased $1.2 million for the six months ended June 30, 2002 as compared to the 2001 period primarily due to increased personnel costs and legal costs related to our intellectual property, licensing and other contractual matters. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Interest Income and Expense

Interest income for the six months ended June 30, 2002 decreased to $13.6 as compared to $18.4 million in the 2001 period reflecting the decreased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates.

Interest expense for the six months ended June 30, 2002 and 2001 was essentially unchanged at $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At June 30, 2002, we had cash, cash equivalents and marketable securities in the aggregate of $638.4 million, compared to $650.3 million at December 31, 2001.

Net cash provided by our operating activities for the six months ended June 30, 2002 was approximately $5.9 million compared with $3.3 million in the 2001 period. The change was primarily due to a decrease in interest receivable during the six months ended June 30, 2002 versus an increase in interest receivable for the 2001 period and a smaller increase in other current assets for the six months ended June 30, 2002 compared to the prior year period, partially offset by a decrease in net income.

Net cash provided by our investing activities for the six months ended June 30, 2002 was $84.5 million compared to net cash used in our investing activities of $291.9 million in 2001. The change in 2002 was primarily the result of maturities of marketable securities during the period as compared to our reinvestment activities associated with the purchases of short- and long- term investments in 2001.

Net cash provided by our financing activities for the six months ended June 30, 2002 was $2.1 million compared to $5.2 million in the 2001 period. The change in 2002 from 2001 was primarily the result of a decrease in the exercise of outstanding stock options.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next few years. Our future capital requirements will depend on numerous factors, including, among others, interest income, royalties from sales of products by third party licensees, including Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; resources we devote to manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

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

In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five year note, convertible at our option after the first year of the collaboration into Exelixis common stock. Exelixis will perform certain genetic screens and other research activities intended to identify and validate targets for antibody therapeutics in oncology. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For certain antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter as of June 30, 2002 are as follows:

                                                      PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------
(In thousands)                       Less Than     1-3        4-5      After 5
CONTRACTUAL OBLIGATIONS (1)           1 Year      Years      Years      Years      Total
                                     ---------  ---------  ---------  ---------  ---------
Operating leases                    $   1,240  $   2,189  $   1,629  $   1,269  $   6,327
Long-term debt                          1,139      2,278      2,278      8,353     14,048
Convertible debentures (2)              8,250     16,500    166,375        --     191,125
Research funding                        3,000        --         --         --       3,000
Capital improvements                    4,600        --         --         --       4,600
                                     ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations  $  18,229  $  20,967  $ 170,282  $   9,622  $ 219,100
                                     =========  =========  =========  =========  =========

(1) This table does not include (a) any milestone payments which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments and / or likelihood of such payments are not known, (c) amounts that may be committed to construct our new manufacturing plant and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

(2) Our convertible debenture may be converted to common stock prior to the maturity date and therefore may not require use of our capital resources.

We are currently improving our existing manufacturing plant in Plymouth, Minnesota in order to manufacture initial commercial supplies of certain products. We currently estimate this capital project will cost approximately $10 million. In March 2002, we purchased approximately 29 acres in Brooklyn Park, Minnesota and intend to build a new commercial manufacturing plant on this property. When we implement these plans we will incur substantial costs. We expect to expend approximately $200 million over the next three years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of June 30, 2002, there has been no material change in our interest rate exposure from that described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2002 Annual Meeting of Stockholders was held on June 20, 2002 at the Company's principal offices in Fremont, California. Of the 88,757,688 shares of common stock outstanding as of the record date, 71,925,102 shares were present at the meeting or represented by proxy, representing approximately 81% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect the Class I members of the Company's Board of Directors as follows:

Nominee	For	Withheld
George M. Gould, Esq.	70,830,826	599,631
Jon S. Saxe, Esq.	70,245,409	1,185,048

The stockholders also voted to approve the 2002 Outside Directors Stock Option Plan as follows:

For	Against	Abstentions
50,908,163	20,257,239	265,054

Lastly, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 as follows:

For	Against	Abstentions
69,877,041	1,490,395	63,021

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

Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of June 30, 2002, we had an accumulated deficit of approximately $74.6 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

In the absence of substantial revenues from new agreements with third party business partners, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

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

License and other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing agreements with third party business partners. Revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, including clinical trial expenses as well as payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are reported under our policy during the quarter in which such expenses are reported to us or to our partners and agreed to by us or our partners.

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. In May 2002, we entered into an agreement with our Chairman of the Board under which vesting of his stock options may accelerate in certain events, and such acceleration would trigger an accounting expense. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.

Our humanization patents are being opposed and a successful challenge could limit our future revenues.

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the U.S. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Also, three opposition statements were filed with the Japanese Patent Office with respect to our humanization patent issued in Japan in late 1998. We received a decision from the Japanese Opposition Board in March 2001, supporting one aspect of the position of the opponents, and we filed a response in September 2001. In April 2002, the examiner issued a further Office Action maintaining the earlier decision of the Opposition Board, to which we filed an additional response in May 2002. We now await a final decision from the examiner. If the examiner maintains her earlier decision, we will have the opportunity to appeal to the Tokyo High Court. The patent will remain valid and enforceable during this appeal process. If this appeal is unsuccessful, we will then have an opportunity to appeal to the Japanese Supreme Court.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech has appealed that decision. Also, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether Celltech's second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our humanized antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products, and the majority of our expenses are to support these activities. The completion rate of clinical trials depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of a trial depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be necessary or appropriate at each phase. As a result the expense associated with future phases can not predicted in advance. Further, we may determine to terminate trials in process or suspend trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we can not predict the actual expenses that we will incur with respect to trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

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

We have collaborative agreements, which generally relate to our collaborators' license and use of our technology to develop therapeutic products, with several pharmaceutical and other companies to develop, manufacture and market Zenapax and some of our potential products. In some cases, we are relying on our collaborative partners to manufacture such products, to conduct clinical trials, to compile and analyze the data received from these trials, to obtain regulatory approvals and, if approved, to market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review clinical data prior to or following public announcement.

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

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. In May 2002, we announced that Laurence Jay Korn, Ph.D., a co-founder of PDL and its Chief Executive Officer since 1987, relinquished his responsibilities as Chief Executive Officer. Dr. Korn continues to serve as Chairman of the Board and Douglas O. Ebersole is currently serving as our Chief Executive Officer on an interim basis. In addition, we announced in May 2002 that Daniel J. Levitt, M.D., Ph.D., President, Research and Development, resigned. We believe that existing management can operate the Company effectively while we conduct searches to fill key positions; however, if we are unsuccessful in filling these positions or retaining qualified personnel, or if the searches are prolonged, our business could be impaired. In addition, we face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are currently improving our existing manufacturing plant in order to manufacture initial commercial supplies of certain products. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully improve our existing manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of our products.

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

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes Oxley Act, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes Oxley Act and other rule changes and proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The Securities and Exchange Commission (SEC) staff has commented on our 2001 Form 10-K filing, including commenting on the timing of recognition of a portion of our revenue, and we cannot be certain of the outcome of this review.

In May 2002, we received a letter from the staff of the SEC (the Staff) in which the Staff commented with regard to our 2001 Form 10-K filing with the SEC. We believe this letter was the result of the SEC's efforts to review on a regular basis filings by registered companies. We have discussed the comments with the Staff, and believe we have resolved substantially all of the comments to the Staff's satisfaction. However, in July 2002 we received an additional letter from the Staff regarding what we believe is the only remaining outstanding issue in the review. The comment concerns the timing of recognition of revenue associated with non-refundable upfront fees we receive under patent license and patent rights agreements and maintenance fees we receive under patent license agreements. Such payments are not our primary source of revenue, and accounted for approximately 10% of our revenue in fiscal 2001.

We have no continuing performance obligations relating to these payments. As we believe that the earnings process for these payments is complete when such amounts are received or collection is reasonably assured, we believe our accounting for these as revenue at that time is appropriate under generally accepted accounting principles (GAAP). See "Revenue Recognition" in our footnotes to our consolidated financial statements for a full description of how we account for various types of revenue we receive, including upfront payments.

Of our total revenue of $44.4 million in 2001, $3.7 million was recognized from upfront payments under patent rights agreements; $1.0 million was recognized from an upfront payment under a patent license agreement in that period. None of our revenue for the first six months of 2002 was attributable to such upfront payments.

The SEC's comment letter indicates the Staff questions whether these up-front payments should be recognized over a period of time, or at a future time. We believe the Staff has not had the opportunity to fully review the information we have provided and that when it has done so, they will agree that our method of accounting for these payments is appropriate. However, because the Staff's review process is not yet complete, it is possible that the SEC will come to a different conclusion, and that we may need to agree to use a different method of accounting for these payments going forward, and possibly revise our prior consolidated financial statements to reflect a different method of accounting. We believe this outcome is unlikely. Further, the Staff has not indicated what the alternative timing or period for recognition for such amounts might be.

As a result, we cannot be certain of the outcome of this discussion with the Staff or precisely what the resulting consequence might be, if any. However, as an example of the possible result of this review, if the SEC were to disagree with our accounting, the result as to fiscal 2001 would be to reduce our $44.4 million in revenue by some or all of the $4.7 million in upfront fees we recognized in that period, and to spread that revenue over future periods. If periods prior to 2001 were revised, some of the payments from those prior periods might be recognized in 2001. Our revenue for the first six months of 2002 does not include any upfront fees, so our revenue for that period would not be reduced, but might increase somewhat as a result of recognizing upfront payments from 2001, or prior years, over a period of time.

The Staff also inquired about the timing of recognition of what we refer to as "maintenance" fees. These are annual payments due to us under patent license agreements if our licensees desire to continue to hold the licenses we have granted, and are recognized by us upon receipt. The Staff may believe that these annual payments should be recognized ratably over four quarters, instead of upon receipt. We recognized $1.9 million in maintenance fees in 2001, and $1.3 million in the first half of 2002. If it were determined to recognize these on a quarterly basis, our quarterly results might be different, but we do not believe our annual results would be meaningfully affected.

While we respect the Staff's comments and are working cooperatively with the Staff to resolve this issue, we believe that once the Staff understands that nature of these transactions, they will concur that our accounting is proper, and the issue will be resolved. However, as discussion of the issue is in process we cannot be certain of the outcome. Further, we do not believe the SEC has reached a specific conclusion of what the alternative methods or periods for recognizing these amounts revenue might be.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

10.1	2002 Outside Directors Plan together with Form of Nonqualified Stock Option Agreement
10.2	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan
10.3	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Plan
10.4	Special Compensation and Continued Employment Agreement by and between the Company and Dr. Laurence J. Korn dated May 1, 2002
10.5	Stock Option Agreement by and between the Company and Mr. Douglas O. Ebersole dated April 25, 2002
10.6	Notice of Grant of Stock Option by and between the Company and Mr. Douglas O. Ebersole dated April 25, 2002
99.1	906 Certification for acting Chief Executive Officer
99.2	906 Certification for Principal Accounting Officer

  No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: August 14, 2002

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Douglas O. Ebersole

Douglas O. Ebersole
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Kirkman

Robert Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)