Form 10-Q
period 2002-09-30
PROTEIN DESIGN LABS INC/DE
filed 2002-11-12
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

As of October 31, 2002, there were 89,062,766 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Statements of Operations Three and Nine months ended September 30, 2002 and 2001	**

Consolidated Balance Sheets September 30, 2002 and December 31, 2001	**

Consolidated Statements of Cash Flows Nine months ended September 30, 2002 and 2001	**

Notes to Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 5. Other Information - Risk Factors	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except net income per share data)

                                        Three Months Ended   Nine Months Ended
                                          September 30,         September 30,
                                      --------------------  --------------------
                                         2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Revenues:
  Royalties                          $   5,991  $   4,905  $  33,158  $  24,973
  License and other                        551      3,150      2,502     12,497
                                      ---------  ---------  ---------  ---------
    Total revenues                       6,542      8,055     35,660     37,470
                                      ---------  ---------  ---------  ---------
Costs and expenses:
  Research and development              14,306     12,463     42,268     38,342
  General and administrative             4,735      3,736     13,681     11,408
                                      ---------  ---------  ---------  ---------
    Total costs and expenses            19,041     16,199     55,949     49,750
                                      ---------  ---------  ---------  ---------
Operating loss                         (12,499)    (8,144)   (20,289)   (12,280)

Interest income                          6,542      8,616     20,135     27,020
Interest expense                        (2,034)    (2,248)    (6,516)    (6,745)
                                      ---------  ---------  ---------  ---------
Net income (loss)                    $  (7,991) $  (1,776) $  (6,670) $   7,995
                                      =========  =========  =========  =========
Net income (loss) per share:
  Basic                              $   (0.09) $   (0.02) $   (0.08) $    0.09
                                      =========  =========  =========  =========

  Diluted                            $   (0.09) $   (0.02) $   (0.08) $    0.08
                                      =========  =========  =========  =========
Weighted average number of shares:
  Basic                                 88,999     87,718     88,798     87,464
                                      =========  =========  =========  =========

  Diluted                               88,999     87,718     88,798     94,239
                                      =========  =========  =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     ------------  ------------
                                                     (unaudited)
                     ASSETS
  Current assets:
     Cash and cash equivalents                      $    239,439  $    120,268
     Marketable securities                               384,390       530,047
     Other current assets                                  3,662         4,144
                                                     ------------  ------------
      Total current assets                               627,491       654,459
     Property, plant and equipment, net                   61,340        42,111
     Convertible note receivable                          30,000        30,000
     Other assets                                          4,394         3,328
                                                     ------------  ------------
      Total assets                                  $    723,225  $    729,898
                                                     ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                               $        932  $      1,249
     Accrued compensation                                  1,804         2,000
     Accrued clinical trial costs                          3,311         2,588
     Accrued interest                                      1,008         3,071
     Other accrued liabilities                             3,250         3,123
     Deferred revenue                                        549           100
     Current portion of other long-term debt                 458           432
                                                     ------------  ------------
      Total current liabilities                           11,312        12,563

  Convertible subordinated notes                         150,000       150,000
  Other long-term debt                                     8,544         8,892
                                                     ------------  ------------
  Total liabilities                                      169,856       171,455

  Stockholders' equity:
     Preferred stock, par value $0.01 per
       share, 10,000 shares authorized;
       no shares issued and outstanding                      --            --
     Common stock, par value $0.01 per share,
       250,000 shares authorized; 89,025
       and 88,499 shares issued and
       outstanding at September 30, 2002
       and December 31, 2001, respectively                   890           885
     Additional paid-in capital                          627,390       624,094
     Accumulated deficit                                 (82,593)      (75,923)
     Accumulated other comprehensive income                7,682         9,387
                                                     ------------  ------------
      Total stockholders' equity                         553,369       558,443
                                                     ------------  ------------
      Total liabilities and stockholders' equity    $    723,225  $    729,898
                                                     ============  ============

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                       $  (6,670) $   7,995
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             3,971      3,508
    Amortization of convertible notes offering costs            540        541
  Changes in assets and liabilities:
    Interest receivable                                       3,468     (2,950)
    Other current assets                                        433     (4,339)
    Other assets                                               (316)        74
    Accounts payable                                           (317)       220
    Accrued liabilities                                      (1,409)    (1,611)
    Deferred revenue                                            449     (1,355)
                                                           ---------  ---------
Total adjustments                                             6,819     (5,912)
                                                           ---------  ---------
    Net cash provided by operating activities                   149      2,083
                                                           ---------  ---------
Cash flows from investing activities:
  Purchase of convertible note                                  --     (30,000)
  Purchases of marketable securities                        (79,954)  (437,011)
  Maturities of marketable securities                       220,000    177,885
  Purchase of property, plant and equipment                 (24,003)    (4,546)
                                                           ---------  ---------
    Net cash provided by (used in) investing activities     116,043   (293,672)
                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock,
     net of issuance costs                                    3,301      6,762
  Payments on other long-term debt                             (322)      (296)
                                                           ---------  ---------
    Net cash provided by financing activities                 2,979      6,466
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents        119,171   (285,123)

Cash and cash equivalents at beginning of period            120,268    421,541
                                                           ---------  ---------
Cash and cash equivalents at end of period                $ 239,439  $ 136,418
                                                           =========  =========

Non-cash activities:
   Exchange of assets for third party preferred stock     $   1,290  $     --
                                                           =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2001. The Consolidated Balance Sheet as of December 31, 2001 is derived from our audited financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

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

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees' net sales of products. Generally, we receive royalty reports from such licensees approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e. a one quarter lag).

Net Income (Loss) Per Share

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (FAS 128), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented. Calculation of diluted net income (loss) per share also includes the effect of outstanding stock options, if dilutive, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands, except per share data):

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                             2002      2001      2002      2001
                                          --------  --------  --------  --------
Numerator:
 Net income (loss)                       $ (7,991) $ (1,776) $ (6,670) $  7,995
                                          ========  ========  ========  ========
Denominator:
 Basic net income (loss) per share -
  weighted-average shares                  88,999    87,718    88,798    87,464
 Dilutive potential common shares -
  stock options                               --        --        --      6,775
                                          --------  --------  --------  --------
Denominator for diluted net income
 (loss) per share                          88,999    87,718    88,798    94,239
                                          ========  ========  ========  ========

Basic net income (loss) per share        $  (0.09) $  (0.02) $  (0.08) $   0.09
                                          ========  ========  ========  ========

Diluted net income (loss) per share      $  (0.09) $  (0.02) $  (0.08) $   0.08
                                          ========  ========  ========  ========

For the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002, 1,643,000, 4,784,000 and 2,402,000 shares respectively, related to outstanding stock options were excluded from the diluted net loss per share computation because the inclusion of theses shares would be anti-dilutive due to the net loss in each period.

Comprehensive Income (Loss)

For the three months ended September 30, 2002 total comprehensive loss was $(8.4) million as compared to total comprehensive income of $4.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total comprehensive loss was $(8.4) million as compared to total comprehensive income of $18.7 million for the nine months ended September 30, 2001. Total comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on our available-for-sale securities.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. In addition, funded research and development to third parties is expensed on a straight-line basis over the period of performance. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Sale of Small Molecule Group

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held detection- based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily had been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. Accordingly, there was no gain or loss recorded on this transaction.

In conjunction with this sale, 12 of our former employees became employed by Signature. We may be obligated to pay up to a maximum of $320,000 in cash retention bonuses to designated key employees still employed by Signature after one year. We believe that if such amounts are paid, they will be recorded as an increase in the carrying value of the preferred stock.

Recent Accounting Pronouncements

In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, FAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. FAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The adoption of FAS 142 in January 2002 did not have a material effect on our financial condition or results of operations.

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

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(FAS 121). FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, FAS 144 retains the fundamental provisions of FAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long- lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activities.  FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of FAS 146 is not expected to have a significant impact on our financial position or results of operations.

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

Capitalization of Interest Cost

In the third quarter ended September 30, 2002, we capitalized a portion of our interest on borrowings in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Interest of $0.2 million was capitalized in the period ended September 30, 2002. No interest was capitalized in 2001.

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

                                           Available-for-Sale-Securities
                                  --------------------------------------------
(In thousands)
                                               Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value
                                  ---------  ----------  ----------  ---------
September 30, 2002

Securities of the U.S. Government
  and its agencies maturing:
    Less than 1 year                50,548  $      533  $      --   $  51,081
    between 1-3 years              180,514       2,838         --     183,352
U.S. corporate debt securities
maturing:
    Less than 1 year                85,301       1,795         --      87,096
    between 1-3 years               60,345       2,516         --      62,861
                                  ---------  ----------  ----------  ---------
Total marketable debt securities $ 376,708  $    7,682  $      --   $ 384,390
                                  =========  ==========  ==========  =========

During the nine months ended September 30, 2002 and 2001, there were no realized gains or losses on the sale of available-for-sale securities, as all securities liquidated in those periods were held to maturity.

3. Subsequent Events

In November 2002, we announced that the Company successfully filled two key positions. Specifically, on November 5, we announced that our Board of Directors elected Mark McDade to serve as our new Chief Executive Officer and a director of the Company. In addition, on November 7, we announced that our Board of Directors elected Steven Benner to serve as our new Senior Vice President and Chief Medical Officer.

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

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of September 30, 2002, we had an accumulated deficit of approximately $82.6 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. Over the next several years, we expect to incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we may be unable to achieve sustained profitability.

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

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held detection- based drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The small molecule group primarily has been responsible for our chemistry, high-throughput screening and small-molecule drug discovery research efforts. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. Accordingly, there was no gain or loss recorded on this transaction.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Revenues

The Company's total revenues for the three months ended September 30, 2002 were $6.5 million compared to $8.1 million in the third quarter of 2001. Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth were $6.0 million in the third quarter of 2002 compared to $4.9 million in the comparable period in 2001. This $1.1 million increase in royalty revenue was primarily the result of increased net sales of the product Herceptin partially offset by a change in estimated Zenapax royalties reported by our licensee Roche, related to sales reported to us in earlier periods. Royalty payments from sales of Herceptin accounted for 70% of our revenues for the three months ended September 30, 2002 compared to 39% in the comparable period in 2001. License and other revenue was $0.6 million in the third quarter of 2002 compared to $3.2 million in the comparable period in 2001. License and other revenue recognized primarily consists of upfront patent licensing and patent rights fees, amortization of upfront fees associated with humanization agreements and license maintenance fees. The $2.6 million decrease in license and other revenue was primarily due to the recognition of a milestone associated with a development agreement in the third quarter of 2001, partially offset by an increase in the recognition of license maintenance fees in the third quarter of 2002.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2002 increased to $14.3 million compared with $12.5 million in the year-earlier quarter. Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. Research and development costs increased $1.8 million for the three- month period ended September 30, 2002 as compared to the 2001 period primarily due to higher clinical development expenses for our major research and development projects, which increased by $0.7 million, and an increase in research and development personnel headcount and associated costs. We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2002 increased to $4.7 million from $3.7 million in the comparable period in 2001. General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs. General and administrative expenses increased $1.0 million for the three months ended September 30, 2002 as compared to the 2001 period primarily due to increased personnel and recruiting costs and legal costs related to our intellectual property, licensing and other contractual matters. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Interest Income and Expense

Interest income for the three months ended September 30, 2002 decreased to $6.5 million compared to $8.6 million in the 2001 period reflecting the decreased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates.

Interest expense for the three months ended September 30, 2002 decreased to $2.0 million as compared to $2.2 million in the 2001 period as a result of capitalizing $0.2 million of our interest cost. In September 2002, we capitalized a portion of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Nine Months Ended September 30, 2002 and 2001

Revenues

The Company's total revenues for the nine months ended September 30, 2002 were $35.7 million compared to $37.5 million in the 2001 period. Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth were $33.2 million in the first nine months of 2002 compared to $25.0 million in the comparable period in 2001. This $8.2 million increase in royalty revenue was primarily the result of increased net sales of the products Synagis and Herceptin reported by two licensees. Royalty payments from two companies accounted for 50% and 35% of our revenues for the nine months ended September 30, 2002 compared to 36% and 23% in the 2001 period. License and other revenue was $2.5 million for the nine months ended September 30, 2002 compared to $12.5 million in the comparable period in 2001. License and other revenue recognized primarily consists of upfront patent licensing and patent rights fees, milestones, amortization of upfront fees associated with humanization agreements and license maintenance fees. The $10.0 million decrease in license and other revenue was primarily due to the recognition of less revenue under patent licensing, patent rights, humanization agreements in the first nine months of 2002 as compared to the first nine months of 2001.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2002 increased to $42.3 million compared with $38.3 million in the year-earlier period. Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. Research and development costs increased $4.0 million for the nine-month period ended September 30, 2002 as compared to the 2001 period primarily due to higher research and development funding provided to a third party, which increased by $1.7 million, and an increase in research and development personnel headcount and associated costs. We expect our research and development expenses will increase further as we advance our product candidates' progress into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product. The information in the column labeled "Estimated Completion of Phase" is only our estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses," "If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products," "Our clinical trial strategy may increase the risk of clinical trial difficulties," "If our collaborations are not successful, we may not be able to effectively develop and market some of our products," "If we do not attract and retain key employees, our business could be impaired," and "We may be unable to obtain or maintain regulatory approval for our products" sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2001.

		Phase of		Estimated Completion	Nine Months Ended September 30,
Product	Description/Indication	Development	Collaborator	of Phase	2002	2001
					(In thousands)
Humanized Anti-IL-4	Asthma	Phase IIa	GlaxoSmithKline	2003	$ 2,251	$ 2,106
SMART Anti-IL-12	Autoimmune Diseases	Phase I	--	2002	2,196	2,870
SMART Anti-Gamma Interferon			--		9,069	5,129
	Crohn's Disease Psoriasis	Phase II Phase I/II		2003 2003
Nuvion			--		2,496	4,200
	Steroid Refractory Graft Vs. Host Disease Primary Graft Vs. Host Disease Ulcerative Colitis	Phase II Phase I/II Phase I		2004 2004 2003
Remitogen			--		2,196	2,422
	Non-Hodgkin's B-Cell Lymphoma Solid Tumors	Phase II Phase I		2002 2003
Zamyl	Acute Myeloid Leukemia	Phase III	--	Completed	3,927	4,213
Daclizumab	Asthma	Phase II	Roche	2003	5,946	6,394
Other (1)			--		14,187	11,008
	Total Research and Development Costs				$ 42,268	$ 38,342
(1) No single potential product included in "other" constitutes more than 5% of the total research and development costs.

We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs spans as many as seven to ten years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including intense and changing government regulation, the uncertainty of future preclinical and clinical study results and success and uncertainties associated with process development and manufacturing. These risks and uncertainties make reliably estimating overall completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses" section of our Risk Factors below.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2002 increased to $13.7 million from $11.4 million in the comparable period in 2001. General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs. General and administrative expenses increased $2.3 million for the nine months ended September 30, 2002 as compared to the 2001 period primarily due to increased personnel costs and legal costs related to our intellectual property, licensing and other contractual matters. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Interest Income and Expense

Interest income for the nine months ended September 30, 2002 decreased to $20.1 million as compared to $27.0 million in the 2001 period reflecting the decreased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates.

Interest expense for the nine months ended September 30, 2002 decreased to $6.5 million as compared to $6.7 million in the 2001 period as a result of capitalizing $0.2 million of our interest cost. In September 2002, we capitalized a portion of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At September 30, 2002, we had cash, cash equivalents and marketable securities in the aggregate of $623.8 million, compared to $650.3 million at December 31, 2001.

Net cash provided by our operating activities for the nine months ended September 30, 2002 was approximately $0.1 million compared with $2.1 million in the 2001 period. The change was primarily due to a net loss for the nine months ended September 30, 2002, a decrease in interest receivable during the nine months ended September 30, 2002 versus an increase in interest receivable for the 2001 period and a decrease in other current assets during the nine months ended September 30, 2002 versus an increase in the prior- year period.

Net cash provided by our investing activities for the nine months ended September 30, 2002 was $116.0 million compared to net cash used in our investing activities of $293.7 million in 2001. The change in 2002 was primarily the result of maturities of marketable securities during the period as compared to our reinvestment activities associated with the purchases of short- and long-term investments in 2001.

Net cash provided by our financing activities for the nine months ended September 30, 2002 was $3.0 million compared to $6.5 million in the 2001 period. The change in 2002 from 2001 was primarily the result of a decrease in the exercise of outstanding stock options.

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

In Fremont, California; Menlo Park, California; Somerville, New Jersey; Plymouth, Minnesota and Paris, France, we occupy leased facilities under agreements that expire in 2004, 2005, 2005, 2009 and 2003, respectively. We also have leased certain office equipment under operating leases.

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

In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five-year note, convertible at our option after the first year of the collaboration into Exelixis common stock. Exelixis will perform certain genetic screens and other research activities intended to identify and validate targets for antibody therapeutics in oncology. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For antibody products we develop that Exelixis elects not to co- fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of September 30, 2002 are as follows:

                                                      PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------
(In thousands)                       Less Than     1-3        4-5      After 5
CONTRACTUAL OBLIGATIONS (1)           1 Year      Years      Years      Years      Total
                                     ---------  ---------  ---------  ---------  ---------
Operating leases                    $   1,220  $   2,158  $   1,617  $   1,080  $   6,075
Long-term debt                          1,139      2,278      2,278      8,250     13,945
Convertible debentures (2)              8,250     16,500    161,688        --     186,438
Research funding                        2,000        --         --         --       2,000
Capital improvements                   12,300        --         --         --      12,300
                                     ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations  $  24,909  $  20,936  $ 165,583  $   9,330  $ 220,758
                                     =========  =========  =========  =========  =========

  This table does not include (a) any milestone payments which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments and / or likelihood of such payments are not known, (c) amounts that may be committed in the future to construct our new manufacturing plant and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

  Our convertible debentures may be converted to common stock prior to the maturity date and therefore may not require use of our capital resources.

We are currently improving our existing manufacturing plant in Plymouth, Minnesota in order to manufacture initial commercial supplies of certain products. We currently estimate this capital project will cost approximately $10 million. In March 2002, we purchased approximately 29 acres in Brooklyn Park, Minnesota and we have begun to build a new commercial manufacturing plant on this property. As we implement these plans, we will incur substantial costs. We expect to expend approximately $200 million over the next three years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of September 30, 2002, there has been no material change in our interest rate exposure from that described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

Although we have recorded small profits for the past two years, in general, our expenses have exceeded revenues. As of September 30, 2002, we had an accumulated deficit of approximately $82.6 million. Our expenses may increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

  the seasonality of sales of licensed products

  the existence of competing products

  the marketing efforts of our licensees

  potential reductions in royalties receivable due to credits for prior payments to us the timing of royalty reports, some of which are required quarterly and others semi-annually our ability to successfully defend and enforce our patents.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech has appealed that decision. Also, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether Celltech's second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents. Nevertheless, if our humanized antibodies were covered by Celltech's European or U.S. patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license that may cover a process that we use to produce our potential products. In addition, we do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, Inc., under this patent. If our processes were found to be covered by either of these patents, we might be required to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

We are also aware of issued patents that could apply to one or more of our specific products. For example, a U.S. patent recently issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The currently issued claims, however, do not cover treatment of either Crohn's disease or psoriasis -- the two indications currently being investigated in our SMART Anti-Gamma Interferon Antibody clinical trials. Additional examples include an issued U.S. patent to Schering Corporation that may cover our humanized anti-IL-4 antibody, issued U.S. and European patents to Genetics Institute (now a wholly-owned subsidiary of Wyeth) that may cover our SMART Anti-IL-12 Antibody, and a recently issued U.S. patent to Genentech claiming humanized antibodies with certain framework region substitutions that may cover some of our antibodies in development. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all. ]

Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products, and the majority of our expenses are to support these activities. The completion rate of clinical trials depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of a trial depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be necessary or appropriate at each phase. As a result the expense associated with future phases can not predicted in advance. Further, we may decide to terminate trials in process or suspend trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

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

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. As an example, in a Phase I trial, Remitogen produced partial clinical responses in several B-cell lymphoma patients. Partial, preliminary results in a Phase II trial of Remitogen, however, did not show a similar response rate. Consequently, the dosing regimen was amended in that trial to attempt to determine an effective dosing regimen. However, enrollment with this dosing regimen was progressing slowly. Therefore, in November 2002, we decided to terminate this study and we currently do not intend to conduct further clinical trials in this indication.

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

We have agreements with pharmaceutical and other companies to develop, manufacture and market certain of our potential products. In some cases, we are relying on our partners to manufacture such products, to conduct clinical trials, to compile and analyze the data received from these trials, to obtain regulatory approvals and, if approved, to market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review clinical data prior to or following public announcement.

Our agreements can generally be terminated by our partners on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us or our collaborative effort. Even if a partner continues to contribute to the arrangement, it may nevertheless determine not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

Continued funding and participation by partners will depend on the timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each partner's own financial, competitive, marketing and strategic considerations. Such considerations include:

  the commitment of each partner's management to the continued development of the licensed products or technology the relationships among the individuals responsible for the implementation and maintenance of the development efforts, and the relative advantages of alternative products or technology being marketed or developed by each partner or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

Our ability to enter into new relationships and the willingness of our existing partners to continue development of our potential products depends upon, among other things, our patent position with respect to such products. If we are unable to successfully maintain our patents we may be unable to collect royalties on existing licensed products or enter into additional agreements.

Our lack of experience in sales, marketing and distribution may hamper market introduction and acceptance of our products.

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with partners. To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and dependent on the efforts of third parties. If we were to enter into co-promotion or other marketing arrangements with partners, our revenues would be subject to the payment provisions of these arrangements and could largely depend on these partners' marketing and promotion efforts.

If we do not attract and retain key employees, our business could be impaired.

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. In May 2002, we announced that Laurence Jay Korn, Ph.D., a co-founder of PDL and its Chief Executive Officer since 1987, relinquished his responsibilities as Chief Executive Officer. Dr. Korn continues to serve as Chairman of the Board and Douglas O. Ebersole is currently serving as our Chief Executive Officer on an interim basis. In addition, we announced in May 2002 that Daniel J. Levitt, M.D., Ph.D., President, Research and Development, resigned. We believe that existing management has operated the Company effectively while we conducted searches to fill key positions. In November 2002, we announced that the Company successfully filled two key positions. Specifically, on November 5, we announced that our Board of Directors elected Mark McDade to serve as our new Chief Executive Officer and a director of the Company. In addition, on November 7, we announced that our Board elected Steven Benner to serve as our new Senior Vice President and Chief Medical Officer. If we are unsuccessful in filling other positions or retaining qualified personnel, our business could be impaired. In addition, we face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

In addition, we have begun construction of a new commercial manufacturing plant. As we implement these plans, we will incur substantial costs. Any construction or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

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

All of our products in development are subject to risks associated with applicable government regulations. The manufacturing, testing and marketing of our products are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous FDA regulation. Additionally, other federal, state and local regulations govern the manufacture, testing, clinical and non- clinical studies to assess safety and efficacy, approval, advertising and promotion of pharmaceutical products. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires a number of years and the expenditure of substantial resources. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing process and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the U.S., foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

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

The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third- party payors may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the U.S., pricing approval is required before sales can commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

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

  developments or disputes as to patent or other proprietary rights disappointing sales of approved products

  approval or introduction of competing products and technologies results of clinical trials

  failures or unexpected delays in obtaining regulatory approvals or unfavorable FDA advisory panel recommendations delays in manufacturing or clinical trial plans

  fluctuations in our operating results

  disputes or disagreements with collaborative partners

  market reaction to announcements by other biotechnology or pharmaceutical companies announcements of technological innovations or new commercial therapeutic products by us or our competitors initiation, termination or modification of agreements with our collaborative partners loss of key personnel

  litigation or the threat of litigation

  public concern as to the safety of drugs developed by us

  sales of our common stock held by collaborative partners or insiders comments and expectations of results made by securities analysts, and general market conditions.

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position and results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits

  99.1     906 Certification for acting Chief Executive Officer

  99.2     906 Certification for Principal Accounting Officer

  No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: November 12, 2002

PROTEIN DESIGN LABS, INC.

(Registrant)

By:	/s/ Douglas O. Ebersole

Douglas O. Ebersole
Chief Executive Officer (acting)
(Principal Executive Officer)

By:	/s/ Robert Kirkman

Robert L. Kirkman
Vice President, Business Development and Corporate Communications
(Principal Accounting Officer)

CERTIFICATION BY DOUGLAS O. EBERSOLE PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13a-14

I, Douglas O. Ebersole, certify that:

1. I have reviewed the report being filed;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b. Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Douglas O Ebersole
Douglas O. Ebersole
Chief Executive Officer (acting)

(Principal Executive Officer)

CERTIFICATION BY ROBERT L. KIRKMAN PURSUANT TO
SECURITIES EXCHANGE ACT RULE 13a-14

I, Robert L. Kirkman, certify that:

1. I have reviewed the report being filed;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b. Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

c. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert L. Kirkman
Robert L. Kirkman
Vice President, Business
Development and Corporate
Communications

(Principal Accounting Officer)