Form 10-Q
period 2003-03-31
PROTEIN DESIGN LABS INC/DE
filed 2003-05-15
CIK 882104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes [X]    NO [  ]

As of April 30, 2003 there were 93,345,184 shares of the Registrant's Common Stock outstanding.

PROTEIN DESIGN LABS, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Consolidated Condensed Statements of Operations Three months ended March 31, 2003 and 2002	**

Consolidated Condensed Balance Sheets March 31, 2003 and December 31, 2002	**

Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2003 and 2002	**

Notes to Consolidated Condensed Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

302 Certifications	**

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except net income per share data)

                                         Three Months Ended
                                             March 31,
                                       --------------------
                                          2003       2002
                                       ---------  ---------
Revenues:
  Royalties                           $  17,145  $  13,676
  License and other                       5,602        651
                                       ---------  ---------
    Total revenues                       22,747     14,327
                                       ---------  ---------
Costs and expenses:
  Research and development               16,392     13,178
  General and administrative              5,070      4,155
                                       ---------  ---------
    Total costs and expenses             21,462     17,333
                                       ---------  ---------
Operating income (loss)                   1,285     (3,006)

Interest income                           4,672      7,138
Interest expense                         (1,706)    (2,240)
Impairment loss on investment              (150)        --
                                       ---------  ---------
Income before income taxes                4,101      1,892
Provision for income taxes                   32         11
                                       ---------  ---------

Net income                            $   4,069  $   1,881
                                       =========  =========
Net income per share:
  Basic                               $    0.05  $    0.02
                                       =========  =========

  Diluted                             $    0.05  $    0.02
                                       =========  =========
Weighted average number of shares:
  Basic                                  89,182     88,645
                                       =========  =========

  Diluted                                90,150     91,750
                                       =========  =========

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(In thousands, except per share data)

                                                               March 31,   December 31,
                                                                 2003          2002
                                                             ------------  ------------

                     ASSETS
  Current assets:
     Cash and cash equivalents                              $    356,619  $    287,730
     Marketable securities                                       235,599       318,680
     Other current assets                                          6,784         7,432
                                                             ------------  ------------
      Total current assets                                       599,002       613,842
  Property, plant and equipment, net                              86,988        70,802
  Other assets                                                     2,688         3,174
  Convertible note receivable                                     30,000        30,000
                                                             ------------  ------------
      Total assets                                          $    718,678  $    717,818
                                                             ============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                       $      2,211  $      1,628
     Accrued compensation                                          2,022         2,520
     Accrued clinical trial costs                                  2,055         2,327
     Accrued interest                                              1,008         3,071
     Other accrued liabilities                                     5,292         4,576
     Deferred revenue                                                 --            38
     Current portion of other long-term debt                         474           466
                                                             ------------  ------------
      Total current liabilities                                   13,062        14,626

  Convertible subordinated notes                                 150,000       150,000
  Other long-term debt                                             8,303         8,426
                                                             ------------  ------------
  Total liabilities                                              171,365       173,052

  Stockholders' equity:
     Preferred stock, par value $0.01 per share, 10,000
       shares authorized; no shares issued and outstanding            --            --
     Common stock, par value $0.01 per share, 250,000
       shares authorized; 89,184 and 89,179 shares
       issued and outstanding at March 31, 2003
       and December 31, 2002, respectively                           892           892
     Additional paid-in capital                                  628,319       628,292
     Accumulated deficit                                         (86,408)      (90,477)
     Accumulated other comprehensive income                        4,510         6,059
                                                             ------------  ------------
      Total stockholders' equity                                 547,313       544,766
                                                             ------------  ------------
      Total liabilities and stockholders' equity            $    718,678  $    717,818
                                                             ============  ============

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2003       2002
                                                           ---------  ---------
Cash flows from operating activities:
  Net income                                              $   4,069  $   1,881
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             1,423      1,232
    Amortization of convertible notes offering costs            180        180
    Impairment loss on investment                               150         --
  Changes in assets and liabilities:
    Interest receivable                                       1,549      2,468
    Other current assets                                        648     (1,273)
    Other assets                                                156       (246)
    Accounts payable                                            583        846
    Accrued liabilities                                      (2,117)    (4,214)
    Deferred revenue                                            (38)        --
                                                           ---------  ---------
Total adjustments                                             2,534     (1,007)
                                                           ---------  ---------
    Net cash provided by operating activities                 6,603        874
                                                           ---------  ---------
Cash flows from investing activities:
  Purchases of marketable securities                        (30,084)   (19,954)
  Maturities of marketable securities                       110,000    140,000
  Purchases of land, property, plant and equipment          (17,542)    (7,874)
                                                           ---------  ---------
    Net cash provided by investing activities                62,374    112,172
                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock,
     net of issuance costs                                       27      1,055
  Payments on other long-term debt                             (115)      (107)
                                                           ---------  ---------
    Net cash provided by (used in) financing activities         (88)       948
                                                           ---------  ---------
Net increase in cash and cash equivalents                    68,889    113,994

Cash and cash equivalents at beginning of period            287,730    120,268
                                                           ---------  ---------
Cash and cash equivalents at end of period                $ 356,619  $ 234,262
                                                           =========  =========

Non-cash investing activities:
   Exchange of assets for third party preferred stock     $      --  $   1,241
                                                           =========  =========

Supplemental cash flow data:
   Cash paid during the period for interest               $   4,294  $   4,302
   Cash paid during the period for taxes                  $      22  $      11

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (PDL) is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions. Our key areas of disease focus include oncology, inflammatory and autoimmune diseases.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The Consolidated Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements. Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. For example, we receive royalty revenues on sales of the product Synagis. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation, including royalty revenue, license and other revenue and interest income.

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

The following is a reconciliation of the denominators used in the basic and diluted net income per share computations for the periods presented below:

                                          Three Months Ended
                                               March 31,
(In thousands, except per                 ------------------
share data)                                  2003      2002
                                          --------  --------
Numerator:
 Net income                              $  4,069  $  1,881
                                          ========  ========
Denominator:
 Basic net income per share -
  weighted-average shares                  89,182    88,645
 Dilutive potential common shares -
  stock options                               968     3,105
                                          --------  --------
Denominator for diluted net income
 per share                                 90,150    91,750
                                          ========  ========

The total number of shares excluded from the calculations of diluted net income per share for outstanding convertible notes was 3,974,000 in 2003 and 2002.  The total number of shares excluded from the calculation of diluted net income per share for stock options was 9,991,000 and 5,553,000 for the periods ended March 31, 2003 and 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net income per share.

Comprehensive Income (Loss)

For the three months ended March 31, 2003, total comprehensive income was $2.5 million as compared to total comprehensive loss of $1.7 million for the three months ended March 31, 2002. Total comprehensive income is comprised of net income and unrealized gains and losses on our available-for-sale securities.

Stock-Based Compensation

At March 31, 2003, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

                                          Three Months Ended
                                               March 31,
(In thousands, except per                 ------------------
share data)                                 2003      2002
                                          --------  --------
 Net income, as reported                 $  4,069  $  1,881

Deduct:  Total stock-based employee
  compensation expense determined under
  the fair value method for all awards,
  net of related tax effects               (4,028)     (282)
                                          --------  --------
Pro forma net income                     $     41  $  1,599
                                          ========  ========

Net income per share:
  Basic-as reported                      $   0.05  $   0.02
                                          ========  ========
  Basic-pro forma                        $     --  $   0.02
                                          ========  ========
  Diluted-as reported                    $   0.05  $   0.02
                                          ========  ========
  Diluted-pro forma                      $     --  $   0.02
                                          ========  ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in each of the periods ended March 31, 2003 and 2002, respectively: (a) no dividends; (b) expected volatility of 78% and 87%; (c) weighted-average risk-free interest rates of 2.93% and 4.40%; and (d) expected lives of 5 years.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Impairment Loss on Investment

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. In conjunction with this transaction, in December 2002, we accrued an additional $0.2 million payable to Signature in connection with cash retention bonuses to designated key employees still employed by Signature after one year. Pursuant to the terms of the agreement, in exchange for these bonus payments we received in the first quarter of 2003 an additional 149,701 shares of Signature convertible preferred stock, which was recorded as an increase in the carrying value of the preferred stock. Since the shares we received are not publicly traded, the value of the shares is difficult to estimate. As of December 31, 2002, we estimated that the value of our investment in Signature had declined to $150,000 and that an impairment of our investment had occurred and that such impairment was other than temporary. Accordingly, we recorded an impairment charge of $1.4 million in December 2002. As of March 31, 2003, we estimated that our investment in Signature had become fully impaired and that such impairment was other than temporary. Accordingly, we recorded a further impairment charge of $150,000 in March 2003.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which provides guidance related to accounting for costs associated with disposal activities covered by FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 supersedes EITF Issue No. 94-3 in its entirety. FAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. We adopted FAS 146 on January 1, 2003. Our adoption of FAS 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force  Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material impact on our results of operations or financial position.

2. Subsequent Events

In early April 2003, we announced that we had completed our acquisition of privately held Eos Biotechnology, Inc. (Eos), a South San Francisco antibody discovery company, in exchange for approximately 4.3 million shares of our common stock (approximately 177,000 of such shares were withheld from Eos shareholders to cover the shareholder tax liabilities incurred in connection with receipt of the shares issued in the acquisition). In connection with the acquisition, we currently anticipate recording a charge of approximately $39.0 million related to acquired in-process research and development in the second quarter of 2003.

In May 2003, we announced that, based on our analysis of data from a Phase IIa clinical trial of our humanized anti-IL-4 antibody in steroid-naive, mild/moderate asthma patients, we do not plan to conduct additional clinical studies of the antibody.

Also in May 2003, we announced that Glen Y. Sato was named as our new Senior Vice President and Chief Financial Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

In general, we have a history of operating losses and may not achieve sustained profitability. As of March 31, 2003, we had an accumulated deficit of approximately $86.4 million. Our expenses will increase because of the extensive resource commitments required to identify and develop antibody candidates, achieve regulatory approval and market potential products for commercial success for any individual product. Over the next several years, we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, manufacturing, marketing and sales capabilities.

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

In February 2003, we announced the signing of a definitive merger agreement with Eos Biotechnology, Inc., a privately held South San Francisco-based antibody discovery company, in exchange for 4.3 million shares of our common stock (approximately 177,000 of such shares were withheld from Eos shareholders to cover the shareholder tax liabilities incurred in connection with receipt of the shares issued in the acquisition). The acquisition closed in April 2003. The Eos acquisition expanded our research personnel and added new capabilities in antibody target identification and validation, particularly in oncology. We also obtained two pre-clinical antibody product candidates, one of which is expected to begin clinical development for potential treatment of solid tumors in the first half of 2003, and the second, for potential treatment of certain ocular indications, by mid-2004. In conjunction with the merger, we currently expect to record a charge of approximately $39.0 million related to acquired in-process research and development in the second quarter of 2003.

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

Our revenues, expenses and operating results will likely fluctuate in future periods. Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi-annually, our method of accounting for royalty revenues from our licensees in the period reported to us, and our ability to successfully defend and enforce our patents. We receive royalty revenues on sales of the product Synagis. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters. We expect the seasonality of Synagis sales to contribute to future fluctuation of our royalty revenues from quarter to quarter.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

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

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees' net sales of products. Generally, we receive royalty reports from such licensees' approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e., generally revenue is recognized one quarter following the quarter in which sales occurred). We receive royalty revenues on sales of the product Synagis. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters. The seasonality of Synagis sales could contribute to future fluctuation of our royalty revenues from quarter to quarter.

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the patient's continued participation in the trial. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

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

In determining if and when a decline in market value below amortized cost is other than temporary, we evaluate the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in marketable debt securities. If such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

                                         Three Months Ended
                                             March 31,
                                       --------------------
Revenues:                                 2003       2002    % Change
                                       ---------  ---------  ---------
                                          (In thousands)
  Royalties                           $  17,145  $  13,676         25%
  License and other                       5,602        651        761%
                                       ---------  ---------
    Total revenues                    $  22,747  $  14,327         59%
                                       =========  =========

Royalties

Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth were $17.1 million in the first quarter of 2003, a 25% increase compared to $13.7 million in the comparable period in 2002. The increase in 2003 was primarily due to higher third-party sales of Synagis reported by MedImmune and Herceptin reported by Genentech. Royalty payments from sales of Synagis and Herceptin accounted for 57% and 33% of our revenues for the three months ended March 31, 2003 as compared to 58% and 32% in the comparable period in 2002. We expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis.

License and Other Revenues

License and other revenue was $5.6 million in the first quarter of 2003, a 761% increase compared to $0.7 million in the comparable period in 2002. License and other revenue recognized in the first quarter of 2003 primarily consists of an upfront licensing fee for certain development rights to our SMART M195 antibody conjugated to alpha-emitting radioisotopes, a milestone payment associated with a product licensing agreement and license maintenance fees. License and other revenue in the first quarter of 2002 primarily consisted of license maintenance fees.

                                         Three Months Ended
                                             March 31,
                                       --------------------
Costs and expenses:                       2003       2002    % Change
                                       ---------  ---------  ---------
                                          (In thousands)
  Research and development            $  16,392  $  13,178         24%
  General and administrative              5,070      4,155         22%
                                       ---------  ---------
    Total costs and expenses          $  21,462  $  17,333         24%
                                       =========  =========

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2003 increased to $16.4 million, a 24% increase compared to $13.2 million in the year-earlier quarter. Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. The increase in the first quarter of 2003 was primarily due to an increase in research and development personnel headcount of approximately 59 employees and associated costs of approximately $1.9 million, higher clinical development expenses for our major research and development projects of approximately $1.0 million and an increase in facility-related costs of $0.3 million. We expect our research and development expenses will increase further as we integrate personnel and operations from the Eos acquisition and as we advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product. The information in the column labeled "Estimated Completion of Current Phase" is only our estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses," "If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products," "Our clinical trial strategy may increase the risk of clinical trial difficulties," "If our collaborations are not successful, we may not be able to effectively develop and market some of our products," "If we do not attract and retain key employees, our business could be impaired," and "We may be unable to obtain or maintain regulatory approval for our products" sections of our Risk Factors below. For further information on our products refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

                                                                                                                         Three Months Ended
                                                                                                          Estimated           March 31,
                                                                       Phase of                         Completion of  -------------------
Product                  Description/Indication                       Development      Collaborator     Current Phase    2003      2002
-----------------------  ------------------------------------------ --------------- ------------------- -------------- --------- ---------
Current Product Candidates                                                                                                  (In thousands)
Daclizumab                                                                                                               $2,898    $1,879
                         Asthma                                     Phase II                --               2004
                         Ulcerative Colitis                         Phase II                --               2004

HuZAF                                                                                       --                            4,474     2,301
                         Crohn's Disease                            Phase II                                 2004
                         Psoriasis                                  Phase I/II                               2003

Nuvion                                                                                      --                            1,736       636
                         Steroid Refractory Graft Vs. Host Disease  Phase II                                 2004
                         Ulcerative Colitis                         Phase I                                  2003

Out-license Candidates and Other
Anti-IL-4                Asthma                                     Phase IIa       GlaxoSmithKline     Completed (1)       724       787

Anti-IL-12               Autoimmune Diseases                        Phase I                 --          Completed (2)       118       809

Remitogen                                                                                   --                              144       859
                         Non-Hodgkin's B-Cell Lymphoma              Phase II                            Completed (3)
                         Solid Tumors                               Phase I                                  2003

Zamyl (SMART M195)       Acute Myeloid Leukemia                     Phase III               --          Completed (4)       121     1,506

Other (5)                                                                                   --                            6,177     4,401
                                                                                                                       --------- ---------
                         Total Research and Development Costs                                                           $16,392   $13,178
                                                                                                                       ========= =========

(1) Further development of this product is not currently expected.
(2) Product returned to a preclinical status while further research is conducted.
(3) Further development of this product is not currently expected.
(4) Product candidate is available for out-license. No further internal development of this product is currently expected.
(5) No single potential product included in "other" constitutes more than 5% of the total research and development costs for the specified period.

The overall completion dates or total costs incurred during the period presented for our major research and development programs are estimates based on current information. The clinical development portion of these programs may span as many as 7 to 10 years and any further estimation of completion dates or costs would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. These risks and uncertainties make reliably estimating overall completion dates and total costs incurred during the period presented highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the "Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses" section of our Risk Factors below.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2003 increased to $5.1 million, a 22% increase compared to $4.2 million in the comparable period in 2002. General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs. The $0.9 million increase in general and administrative expenses for the three months ended March 31, 2003 as compared to the 2002 period was primarily due to increased personnel and recruiting costs and legal costs related to our intellectual property, licensing and other contractual matters. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

                                         Three Months Ended
                                             March 31,
Interest Income, Interest Expense      --------------------
and Investment Impairment                 2003       2002    % Change
                                       ---------  ---------  ---------
                                          (In thousands)
Interest income                           4,672      7,138        (35)%
Interest expense                         (1,706)    (2,240)       (24)%
Impairment loss on investment              (150)        --        100%

Interest Income and Expense

Interest income for the three months ended March 31, 2003 decreased due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and to a lesser extent, lower invested balances.

Interest expense for the three months ended March 31, 2003 decreased as a result of capitalizing $0.5 million of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Impairment Loss on Investment

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. In conjunction with this transaction, in December 2002, we accrued an additional $0.2 million payable to Signature in connection with cash retention bonuses to designated key employees still employed by Signature after one year. Pursuant to the terms of the agreement, in exchange for these bonus payments we received in the first quarter of 2003 an additional 149,701 shares of Signature convertible preferred stock, which was recorded as an increase in the carrying value of the preferred stock. Since the shares we received are not publicly traded, the value of the shares is difficult to estimate. As of December 31, 2002, we estimated that the value of our investment in Signature had declined to $150,000 and that an impairment of our investment had occurred and that such impairment was other than temporary. Accordingly, we recorded an impairment charge of $1.4 million in December 2002. As of March 31, 2003, we estimated that our investment in Signature had become fully impaired and that such impairment was other than temporary. Accordingly, we recorded a further impairment charge of $150,000 in March 2003.

Income Taxes

We have recorded a tax provision of approximately $32,000 for the three months ended March 31, 2003 primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee, compared to $11,000 for the comparable period in 2002. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At March 31, 2003, we had cash, cash equivalents and marketable securities in the aggregate of $592.2 million, compared to $606.4 million at December 31, 2002.

Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was approximately $6.6 million and $0.9 million, respectively. The change in the 2003 period was primarily due to an increase in net income for the three months ended March 31, 2003 and a smaller decrease in accrued liabilities.

Net cash provided by investing activities for the three months ended March 31, 2003 was $62.4 million compared to $112.2 million in the comparable period in 2002. The change in the 2003 period was primarily the result of decreased maturities of marketable securities and increased purchases of marketable securities and property, plant and equipment. Capital expenditures in 2003 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota. Capital expenditures in the 2002 period primarily consisted of land and equipment purchases and renovation of our Plymouth, Minnesota manufacturing facility.

Net cash used in financing activities for the three months ended March 31, 2003 was $0.1 million compared to net cash provided by financing activities of $0.9 million in the comparable period in 2002. The change in 2003 from 2002 was primarily the result of a decrease in the exercise of stock options.

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

In May 2001, we signed a collaborative agreement with Exelixis, Inc. to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding through June 1, 2003, and we purchased a $30.0 million five-year note, convertible at our option after the first year of the collaboration into Exelixis common stock. The research funding period will end in June 2003. During the funding period, Exelixis performs certain genetic screens and other research activities intended to identify and validate targets for antibody therapeutics in oncology. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. Therefore, we recognize the expense of research funding ratably over the periods for which it was performed. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

In connection with the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, we have entered into, and will continue to enter into, agreements with third parties for the design and construction of the facility. In July 2002, we engaged Fluor Daniel (a division of Fluor Enterprises) to handle the engineering and certain procurement services for the new facility. Under that agreement, we will owe an aggregate of approximately $13.6 million to be paid in 2003 and 2004. The design and project management work to be completed under this agreement is scheduled for completion in the third quarter of 2003 and the construction support work is scheduled to be completed by the third quarter of 2004. In addition, we have entered into various commitments related to the manufacturing equipment required for the new facility of approximately $21.7 million, which is to be paid in 2003. In May 2003, we signed agreements with McGough Construction for the construction management and certain construction services for the facility. Under those agreements, we will owe an estimated aggregate of approximately $93.0 million to be paid in 2003 and 2004. The facility construction is scheduled to be completed in 2004.

Our material contractual obligations under lease, debt and construction agreements for the next five years, and thereafter, as of March 31, 2003 are as follows:

                                                       PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------
(In thousands)                        Less Than    1-3        4-5     After 5
CONTRACTUAL OBLIGATIONS (1)            1 Year     Years      Years     Years      Total
                                      ---------  --------  ---------  --------  ---------
Operating leases (2)                 $   4,986  $  3,170  $   1,621  $    702  $  10,479
Long-term debt                           1,139     2,278      2,278     7,718     13,413
Convertible debentures                   8,250    16,500    158,250        --    183,000
Construction contracts                  74,450    32,079         --        --    106,529
                                      ---------  --------  ---------  --------  ---------
Total contractual cash obligations   $  88,825  $ 54,027  $ 162,149  $  8,420  $ 313,421
                                      =========  ========  =========  ========  =========

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

  Includes lease obligations associated with the acquisition of Eos Biotechnology, Inc. subsequent to March 31, 2003.

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

In general, our expenses have exceeded revenues. As of March 31, 2003, we had an accumulated deficit of approximately $86.4 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

Most of our current revenues are related to our humanization patents. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division's decision could encourage challenges of our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents. Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Oral hearings are scheduled to take place in October 2003. Also, three opposition statements were filed with the Japanese Patent Office with respect to our Japanese humanization patent. The Japanese Opposition Board's subsequent decision supported one aspect of the position of the opponents, to which we filed two responses. Ultimately, we received a final determination from the Japanese Patent Office examiner affirming the Opposition Board's earlier decision. We have appealed this decision to the Tokyo High Court. The patent will remain valid and enforceable during this appeal process. If this appeal is unsuccessful, we will then have an opportunity to appeal to the Japanese Supreme Court.

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

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents. For example, BTG International Limited (successor in interest to the Medical Research Council) recently has been issued a U.S. patent, to which we have a license, with claims that might be construed to overlap with our issued humanization patents. While the significance of this new U.S. patent is unclear, if it conflicts with our U.S. patents or patent applications, we may become involved in patent office or legal proceedings to determine which company was the first to invent the technology and processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

We are also aware of issued patents that could apply to one or more of our specific products. For example, a U.S. patent recently issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims issued to Advanced Biotherapy, Inc., however, do not cover treatment of either Crohn's disease or psoriasis, the two indications currently being investigated in our HuZAF (Anti-Gamma Interferon Antibody) clinical trials. However, a European patent issued to Genentech in 1998 and a U.S. patent issued in 2003 do have claims to the use of anti-gamma interferon inhibitors, including antibodies, for treatment of inflammatory bowel disease, including Crohn's disease. Additional examples include issued U.S. and European patents to Genetics Institute (now a wholly-owned subsidiary of Wyeth) that may cover our anti-IL-12 antibody, and a recently issued U.S. patent to Genentech claiming humanized antibodies with certain framework region substitutions that may cover some of our antibodies in development. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. If we are unsuccessful in retaining qualified personnel, our business could be impaired.

Manufacturing difficulties could delay commercialization of our products.

Of the products that we currently have in clinical development, Hoffmann-La Roche Inc. and its affiliates (Roche) are responsible for manufacturing Zenapax. We are responsible for manufacturing our other products for our own development. We intend to continue to manufacture potential products for use in preclinical and clinical trials using our manufacturing facility in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays and/or the inability to produce sufficient quantities of such products in a commercially viable manner. We and our collaborative partners have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can even interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share. For example, in December 1999, Roche received a warning letter from the FDA regarding deficiencies in the manufacture of various products. Although the letter primarily related to products other than Zenapax, Roche has also experienced difficulties in the manufacture of Zenapax leading to interruptions in supply. If future manufacturing difficulties arise and are not corrected in a timely manner, Zenapax supplies could be interrupted, which could cause a delay or termination of our clinical trials of Zenapax in autoimmune disease and could force Roche to withdraw Zenapax from the market temporarily or permanently, resulting in loss of revenue to us. These occurrences could impair our competitive position.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the U.S. and Europe. Novartis has acquired a significant interest in Roche. We cannot predict the impact, if any, that this relationship may have on Roche's efforts to market Zenapax.

We may be unable to obtain or maintain regulatory approval for our products.

All of our products in development are subject to risks associated with applicable government regulations. The manufacturing, testing and marketing of our products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous FDA regulation. Additionally, other federal, state and local regulations govern the manufacture, testing, clinical and non-clinical studies to assess safety and efficacy, approval, advertising and promotion of pharmaceutical products. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires a number of years and the expenditure of substantial resources. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing process and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

For the marketing of pharmaceutical products outside the United States, we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

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

The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payors may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales can commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to maintain prices sufficient to realize an appropriate return on our investment in product development. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our products. These factors will also affect the products that are marketed by our collaborative partners.

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

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Prior and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

In April 2003, we completed the acquisition of a privately owned company, Eos Biotechnology, Inc. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In our acquisition of Eos, we issued stock as all of the consideration, and we may be obligated to release additional shares from escrow. The issuance of stock in these and any future transactions will dilute stockholders' percentage ownership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser's financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of March 31, 2003, there has been no material change in our interest rate exposure from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: May 14, 2003

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Kirkman
Robert L. Kirkman
Vice President, Business
Development and Corporate
Communications
(Principal Accounting Officer)

CERTIFICATION

I, Mark McDade, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protein Design Labs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Robert L. Kirkman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protein Design Labs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Robert L. Kirkman
Robert L. Kirkman
Vice President, Business
Development and Corporate
Communications
(Principal Accounting Officer)