Form 10-Q
period 2003-06-30
PROTEIN DESIGN LABS INC/DE
filed 2003-08-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes ☒ No ☐

As of July 31, 2003 there were 93,659,434 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and Zamyl are trademarks of Protein Design Labs, Inc.  Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc.  All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Revenues:
Royalties	$17,905	$13,491	$35,050	$27,167
License and other	3,096	1,300	8,698	1,951
Total revenues	21,001	14,791	43,748	29,118

Costs and expenses:
Research and development	21,058	14,760	37,450	27,938
General and administrative	6,853	4,787	11,923	8,942
Acquired in-process research and development	37,834	—	37,834	—
Total costs and expenses	65,745	19,547	87,207	36,880
Operating loss	(44,744)	(4,756)	(43,459)	(7,762)

Interest income	4,188	6,455	8,861	13,593
Interest expense	(1,575)	(2,242)	(3,281)	(4,482)
Impairment loss on investment	—	—	(150)	—
Income (loss) before income taxes	(42,131)	(543)	(38,029)	1,349
Provision for income taxes	18	16	49	27

Net income (loss)	$(42,149)	$(559)	$(38,078)	$1,322

Net income (loss) per share:
Basic	$(0.45)	$(0.01)	$(0.42)	$0.01

Diluted	$(0.45)	$(0.01)	$(0.42)	$0.01

Weighted average number of shares:
Basic	93,301	88,751	91,242	88,698

Diluted	93,301	88,751	91,242	91,382

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$388,164	$287,730
Marketable securities	191,320	318,680
Other current assets	7,264	7,432
Total current assets	586,748	613,842
Property, plant and equipment, net	105,690	70,802
Other assets	3,107	3,174
Convertible note receivable	30,000	30,000
Total assets	$725,545	$717,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,354	$1,628
Accrued compensation	2,718	2,520
Accrued clinical trial costs	2,331	2,327
Accrued interest	3,071	3,071
Other accrued liabilities	10,085	4,614
Current portion of other long-term debt	483	466
Current portion of capital lease obligations	332	—
Current portion of notes payable	785	—
Total current liabilities	26,159	14,626
Convertible subordinated notes	150,000	150,000
Other long-term debt	8,186	8,426
Notes payable	884	—
Capital lease obligations	75	—
Total liabilities	185,304	173,052

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 93,651 and 89,179 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	937	892
Additional paid-in capital	664,670	628,292
Accumulated deficit	(128,555)	(90,477)
Accumulated other comprehensive income	3,189	6,059
Total stockholders’ equity	540,241	544,766
Total liabilities and stockholders’ equity	$725,545	$717,818

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net income (loss)	$(38,078)	$1,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	37,834	—
Depreciation and amortization	3,298	2,539
Amortization of convertible notes offering costs	360	360
Stock-based compensation expense	199	—
Amortization of assembled workforce	176	—
Impairment loss on investment	150	—
Changes in assets and liabilities:
Interest receivable	2,425	2,873
Other current assets	859	(100)
Other assets	790	(296)
Accounts payable	3,775	(367)
Accrued liabilities	(1,576)	(446)
Total adjustments	48,290	4,563
Net cash provided by operating activities	10,212	5,885

Cash flows from investing activities:
Purchases of marketable securities	(50,084)	(79,954)
Maturities of marketable securities	172,000	180,000
Cash acquired in acquisition of Eos	2,453	—
Purchases of land, property, plant and equipment	(35,762)	(15,524)
Net cash provided by investing activities	88,607	84,522

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,062	2,323
Payments on long-term debt	(447)	(212)
Net cash provided by financing activities	1,615	2,111
Net increase in cash and cash equivalents	100,434	92,518
Cash and cash equivalents at beginning of period	287,730	120,268
Cash and cash equivalents at end of period	$388,164	$212,786

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003
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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying consolidated condensed financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods.  Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated condensed financial statements should be read in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The Consolidated Condensed Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements.  Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. For example, we receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.

Stock-Based Compensation

At June 30, 2003, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (loss) as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation.

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(42,149)	$(559)	$(38,078)	$1,322
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,555)	(2,583)	(8,566)	(2,865)

Pro forma net loss	$(46,704)	$(3,142)	$(46,644)	$(1,543)

Net income (loss) per share:
Basic—as reported	$(0.45)	$(0.01)	$(0.42)	$0.01
Basic—pro forma	$(0.50)	$(0.04)	$(0.51)	$(0.02)

Diluted—as reported	$(0.45)	$(0.01)	$(0.42)	$0.01
Diluted—pro forma	$(0.50)	$(0.04)	$(0.51)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected life in years	5.0	5.0	5.0	5.0
Risk-free interest rate	2.84%	4.50%	2.86%	4.49%
Volatility	72%	87%	73%	87%
Dividend yield	0	0	0	0

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which provides guidance related to accounting for costs associated with disposal activities covered by FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 supersedes EITF Issue No. 94-3 in its entirety. FAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. We adopted FAS 146 on January 1,

2003. Our adoption of FAS 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21\, “Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Issue 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of Issue 00-21 will apply to the Company’s revenue arrangements entered into after June 30, 2003. The Company is currently evaluating the impact that the adoption of Issue 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities after June 30, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Our adoption of FAS 150 did not have a material effect on the Company’s financial condition or results of operations.

2. Net Income (Loss) Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share” (FAS 128), basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented.  Calculation of diluted net income (loss) per share also includes the effect of outstanding stock options, if dilutive, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive for the periods presented.

The following is a reconciliation of the denominators used in the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$(42,149)	$(559)	$(38,078)	$1,322

Denominator:
Basic net income (loss) per share - weighted-average shares	93,301	88,751	91,242	88,698
Dilutive potential common shares - stock options	—	—	—	2,684
Denominator for diluted net income (loss) per share	93,301	88,751	91,242	91,382

The total number of shares excluded from the calculations of diluted net income (loss) per share for outstanding convertible notes was 3,974,000 in all periods presented in 2003 and 2002.  The total number of shares excluded from the calculation of diluted net income (loss) per share for stock options was 1,743,000 and 2,152,000 for the three months ended June 30, 2003 and 2002, respectively. The total number of shares excluded from the calculation of diluted net (loss) income per share for stock options was 1,363,000 for the six months ended June 30, 2003. Such securities, had they been dilutive, would have been included in the computations of diluted net income per share.

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes to stockholders’ equity that are excluded from net income (loss).  Specifically, unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss).  The following table presents the calculation of comprehensive income (loss), in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Net income (loss)	$(42,149)	$(559)	$(38,078)	$1,322
Other comprehensive income (loss):
Increase (decrease) in unrealized gains on marketable securities	(1,321)	2,309	(2,870)	(1,247)
Total comprehensive income (loss)	$(43,470)	$1,750	$(40,948)	$75

4. Acquisition of Eos Biotechnology, Inc.

On April 4, 2003, we completed the acquisition of Eos Biotechnology, Inc. a development stage company. Eos was engaged in drug discovery of therapeutic antibodies based on information from the human genome. By applying a disease-based approach and a suite of proprietary discovery technologies, Eos identified antibodies that selectively and specifically target pathogenic cells.

Eos’ portfolio consists of two drug candidates, including Anti-α5β1 integrin antibody (M200), a function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers and a Fab fragment of the Anti-α5β1 integrin antibody (F200) for ocular indications, including age-related macular degeneration. We have initiated a Phase I clinical trial of M200 in patients with advanced solid tumors for whom there is no standard treatment. This acquisition was completed to expand our development pipeline of potential products in oncology.

In connection with this acquisition, we issued an aggregate of 4,180,375 shares of our common stock (net of approximately 151,000 shares that were withheld from Eos shareholders to provide for the Eos shareholder tax liabilities incurred in connection with receipt of the shares issued in the acquisition) in exchange for all outstanding shares of Eos preferred and common stock. The share issuances were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. Certain shares issued will be held in escrow pursuant to the terms of the Agreement and Plan of Merger and Reorganization, as amended.

The Eos acquisition was accounted for as an acquisition of assets rather than as a business combination as Eos was a development stage company that had not commenced its planned principal operations.  Eos lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers. The Eos operating results have been included in the Company’s consolidated results of operations since April 5, 2003.

The aggregate purchase price was $38.7 million, consisting of the shares issued to the Eos stockholders valued at $35.4 million (including the value of shares withheld to provide for tax liabilities of $1.2 million), estimated transaction costs of $2.2 million and payments of $1.1 million to be made to certain EOS executives under pre-existing change of control agreements. The shares issued in connection with this acquisition were valued at $8.17 per share, which represented the average closing market price of our common stock a few days before and the acquisition announcement date (February 4, 2003).

Based upon an independent third party valuation of the tangible and intangible assets acquired, we have allocated the total purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired	$5,283
Assembled workforce	1,410
Acquired in-process research and development	37,834
Liabilities assumed	(5,848)
$38,679

The $1.4 million value assigned to the assembled workforce will be amortized over 2 years, the estimated useful life of the asset.

Approximately $37.8 million of the purchase price was allocated to acquired in-process research and development due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date.  A summary of these programs follows:

Program	Description	Status of Development at Acquisition Date	Value Assigned (in thousands)
Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers.	IND filed December 2002; Phase 1 clinical trials Initiated in June 2003	$24,067

Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration.	IND mid 2004	$13,767

The value of the acquired in-process research and development was determined by estimating the related future probability-adjusted net cash flows, which were then discounted to present value using a rate of 15%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital taking into account the risks associated with the projects acquired.  The projected cash flows from such projects were based on estimates of revenues and operating profits related to such projects considering the stage of development of each potential product acquired, the time and resources needed to complete each product, the estimated life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.  In determining the value of the acquired in-process research and development, the assumed commercialization dates used for the potential products ranged from 2008 to 2009.

Numerous risks and uncertainties exist with timely completion of development, including the uncertainty and timing of commencing human clinical trials and patient enrollment, as well as and uncertainties related to the results of such studies, including interpretation of the data and obtaining FDA and other regulatory body approvals.  The nature of the remaining efforts for completion of the acquired in-process research and development projects primarily consist of initiating clinical trials and studies, the cost, length and success of which are extremely difficult to determine.  Feedback from regulatory authorities or results from clinical studies might require modifications or delays in later stage clinical trials or additional studies to be performed.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined.  If these programs cannot be completed on a timely basis, then our prospects for future revenue growth would be adversely impacted.

5. Statements of Cash Flows Information

	Six Months Ended June 30,
(In thousands)	2003	2002

Supplemental cash flow data:
Cash paid during the period for interest	$4,517	$4,482
Cash paid during the period for taxes	52	26

Cash flow for acquisition of Eos:
Assembled workforce	1,410	—
Other current assets acquired	691	—
Acquired in-process research and development	37,834	—
Property and equipment acquired	2,274	—
Liabilities assumed	(5,848)	—
Acquisition and transaction costs incurred	(4,652)	—
Common stock issued	(34,162)	—

Non-cash investing activities:
Exchange of assets for third party preferred stock	—	1,290

6. Subsequent Event

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (Convertible Notes). The Convertible Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option. Interest on the Convertible Notes is payable semiannually in arrears on February 16 and August 16 of each year. We pledged a portfolio of U.S. government securities costing approximately $20.7 as security for the Convertible notes in an amount sufficient to pay the first six scheduled interest payments due on the Convertible notes. The Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The Convertible Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. We plan to file a shelf registration statement covering the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes in the third quarter of 2003.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. Our patented platform technology enables us to develop antibodies with high specificity based on murine antibodies, which are relatively easy to generate, but which we modify to be structurally similar to naturally occurring human antibodies. As a result, our antibodies do not have the immunogenicity and half-life limitations associated with murine antibodies. We are utilizing our technology to develop humanized antibodies for the treatment of certain autoimmune and inflammatory diseases, and cancer. We currently have four antibodies in clinical development for ulcerative colitis, Crohn’s disease, psoriasis, asthma and solid tumors.

FINANCIAL RISKS AND RISKS OF OPERATIONS

In general, we have a history of operating losses and may not achieve sustained profitability. As of June 30, 2003, we had an accumulated deficit of approximately $128.6 million.  Our expenses will increase because of the extensive resource commitments required to identify and develop antibody candidates, including the ongoing operating costs associated with our acquisition of Eos, achieve regulatory approval and market potential products for commercial success for any individual product.  Over the next several years, we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations.  The amount of net losses and the time required to reach sustained profitability are highly uncertain.  Although we have had some profitable reporting periods, we do not expect to achieve sustained profitability until we are able to market and sell products.

On April 4, 2003, we completed the acquisition of Eos Biotechnology, Inc., a privately held South San Francisco-based antibody discovery company, in exchange for 4.2 million shares of our common stock (net of approximately 151,000 of such shares that were withheld from Eos shareholders to provide for the Eos shareholder tax liabilities incurred in connection with receipt of the shares issued in the acquisition). The Eos acquisition expanded our research personnel and added new capabilities in antibody target identification and validation, particularly in oncology.  We also obtained two pre-clinical antibody product candidates, one of which began clinical development for potential treatment of solid tumors in June 2003, and the second, for potential treatment of certain ocular indications, is expected to begin clinical development by mid-2004. In conjunction with the merger, we recorded a charge of approximately $37.8 million related to acquired in-process research and development in the second quarter of 2003.

The Eos acquisition was accounted for as an acquisition of assets rather than as a business combination as Eos was a development stage company that had not commenced its planned principal operations.  Eos lacked the necessary elements of a business because it did not have completed products and, therefore, no ability to access customers. The Eos operating results have been included in the Company’s consolidated results of operations since April 5, 2003.

The aggregate purchase price was $38.7 million, consisting of the shares issued to the Eos stockholders valued at $35.4 million (including the value of shares withheld to provide for tax liabilities of $1.2 million), estimated transaction costs of $2.2 million and estimated employee change of control costs of $1.1 million. The shares issued in connection with this acquisition were valued at $8.17 per share, which represented the average closing market price of our common stock a few days before and the acquisition announcement date (February 4, 2003).

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

In the absence of substantial revenues from new corporate collaborations or patent rights or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses. For example, Genentech recently announced that it initiated the market launch of Xolair, a humanized antibody. Based on our evaluation to date of publicly available information, we believe that Xolair is covered under the claims of our humanization patents and therefore subject to our existing patent rights arrangement with Genentech. At this time however, we do not have complete information that we believe sufficient to finally determine whether Xolair is the same or substantially similar to the humanized anti-IgE antibodies for which there is publicly available information.  Genentech has indicated that they do not believe Xolair is covered by our patents but has not identified the basis for that belief and we have requested an initial meeting in order to better understand their position.  Additional discussion and information exchange will be required before this matter is clarified and the parties determine their respective alternatives.  While we continue to believe that our analysis is correct, Genentech may not agree to exercise an option with respect to Xolair, or it may be determined, after adequate information is available, that a license is not required.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

We believe there have been no significant changes in our critical accounting policies during the three and six month periods ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

•                  Under patent license agreements, the licensee typically obtains a non-exclusive license to our patents.  In this arrangement, the licensee is responsible for all of the development work on its product.  The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents.  We have no future performance obligations under these agreements.

•                  Under patent rights agreements, licensees currently purchase a research patent license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement.  All of the research is performed by the licensee, and therefore, upon delivery of the patent rights agreement, the earnings process is complete and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses.  Subsequent to execution of the agreement, the licensee has the right to purchase patent licenses to certain designated targets, for which the licensee pays separate consideration at a later date.  Such consideration is recognized upon exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

•                  Under our humanization agreements, at times referred to in our previous filings as research and development agreements, the licensee typically pays an upfront fee for us to “humanize” an antibody.  These upfront fees are recognized on a percent completion basis, as the humanization work is performed, which is typically over three to six months.

•                  Under patent license agreements and humanization agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect.  We have no performance obligations with respect to such fees.  Maintenance fees are recognized as they are due and when payment is reasonably assured.

Milestone Payments

Certain agreements include milestone payments that are recognized as revenue when earned as part of a multi-element arrangement.  Each element of the contract represents a separate earnings process and as such we recognize milestone amounts when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement and when payment is reasonably assured.  Generally, there are three types of agreements under which a customer would owe us a milestone payment:

•                  Humanization agreements provide for the payment of certain milestones to us after the completion of services to perform the humanization process.  These milestones include delivery of a humanized antibody meeting a certain binding affinity and, at the customer’s election, delivery of a cell line meeting certain criteria described in the original agreement.  We recognize these milestones when we have no further performance obligations with respect to that milestone and the funding party confirms that the milestone stipulated in the agreement has been met.

•                  Patent license agreements and humanization agreements sometimes require our customers to make milestone payments to us when they achieve certain progress, such as FDA approval, with respect to the customer’s product.  Because we have no obligations with respect to any of this activity, we record these milestone payments as revenue when received and we have confirmed that the milestone has been achieved.

•                  We may also receive certain milestone payments in connection with licensing technology to or from our partners, such as product licenses.  Under these agreements, our partners may make milestone payments to us when we or they achieve certain levels of development with respect to the licensed technology.  These fees are recognized when we have no further performance obligations with respect to the applicable milestone and it is confirmed that the milestone stipulated in the agreement has been met.

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees’ net sales of products.  Generally, we receive royalty reports from such licensees’ approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product.  We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured.  Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e., generally revenue is recognized one quarter following the quarter in which sales occurred). We receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.  The seasonality of Synagis sales could contribute to future fluctuation of our royalty revenues from quarter to quarter.

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations.  In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs.  The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows.  Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions.  The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended.  As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the patient’s continued participation in the trial.  In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial. Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Valuation of Financial Instruments

We invest our excess cash balances primarily in short-term and long-term marketable debt securities. These securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. Estimated fair value is based upon quoted market prices for these or similar instruments.  All available-for-sale securities in our portfolio have readily determinable market prices.

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

Cost Method Investments

In determining if and when a cost method investment’s decline in estimated fair value below cost is other-than-temporary, we evaluate the general market conditions, the operating results and business prospects of our investees, and other key considerations.  When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss on the investment in the current period operating results to the extent of the decline.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

	Three Months Ended June 30,
(In thousands)	2003	2002	% Change
Royalties	$17,905	$13,491	33%
License and other	3,096	1,300	138%
Total revenues	$21,001	$14,791	42%

Royalties

Royalty revenues recognized under agreements with Genentech, MedImmune, Roche and Wyeth were $17.9 million in the second quarter of 2003, a 33% increase compared to $13.5 million in the comparable period in 2002.  The increase in 2003 was primarily due to significantly higher third-party sales of Synagis reported by MedImmune and somewhat higher third-party sales of Herceptin reported by Genentech.  Royalty payments from sales of Synagis and Herceptin accounted for 57% and 26% of our revenues for the three months ended June 30, 2003 as compared to 62% and 25% in the comparable period in 2002.  We expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, with first and second quarter royalty revenues significantly higher than the third and fourth quarters as a result of this seasonality.

License and Other Revenue

License and other revenue was $3.1 million in the second quarter of 2003, a 138% increase compared to $1.3 million in the comparable period in 2002. License and other revenue recognized in the second quarter of 2003 primarily consisted of an option license exercise payment from Wyeth, a milestone payment associated with a patent licensing agreement and license maintenance fees.  License and other revenue in the second quarter of 2002 primarily consisted of a patent license fee and license maintenance fees.

	Three Months Ended June 30,
(In thousands)	2003	2002	% Change
Costs and Expenses
Research and development	$21,058	$14,760	43%
General and administrative	6,853	4,787	43%
Acquired in-process research and development	37,834	—	N/A
Total costs and expenses	$65,745	$19,547	236%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2003 increased to $21.1 million, a 43% increase compared to $14.8 million in the year-earlier quarter.  Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and clinical supply costs, research and development funding provided to third parties and an allocation of facility costs.  The increase in the second quarter of 2003 was primarily due to an increase in research and development personnel headcount of approximately 98 employees, in large measure resulting from the acquisition of Eos, with associated costs of approximately $4.2 million, an increase in facility-related costs of $1.2 million, higher clinical development expenses for our major research and development projects of approximately $0.5 million and legal costs related to our intellectual property of $0.3 million. We expect our research and development expenses will increase further as we continue to integrate personnel and operations from the Eos acquisition and as we advance our product candidates into later stages of development and new product candidates advance towards clinical development.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2003 increased to $6.9 million, a 43% increase compared to $4.8 million in the comparable period in 2002.  General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  The $2.1 million increase in general and administrative expenses for the three months ended June 30, 2003 as compared to the 2002 period was primarily due to increased personnel and recruiting costs of $1.5 million to support our expanded operations, higher consulting fees of $0.2 million, stock-based compensation expense related to the issuance of stock options to a consultant of $0.2 million and an increase in facility-related costs of $0.2 million. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Acquired in-process Research and Development

In connection with the acquisition of Eos, completed on April 4, 2003, we recorded a charge for acquired in-process research and development of $37.8 million in the second quarter of 2003. The charge was due to Eos’ incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

A summary of these programs follows:

Program	Description	Status of Development at Acquisition Date	Value Assigned (in thousands)
Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers.	IND filed December 2002; Phase 1 clinical trials Initiated in June 2003	$24,067

Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration.	IND mid 2004	$13,767

The value of the acquired in-process research and development was determined by estimating the related future probability-adjusted net cash flows, which were then discounted to present value using a rate of 15%. This discount rate is a significant assumption and is based on PDL’s estimated weighted average cost of capital taking into account the risks associated with the projects acquired.  The projected cash flows from such projects were based on estimates of revenues and operating profits related to such projects considering the stage of development of each potential product acquired, the time and resources needed to complete each product, the estimated life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.  In determining the value of the acquired in-process research and development, the assumed commercialization dates used for the potential products ranged from 2008 to 2009.

Numerous risks and uncertainties exist with timely completion of development, including the uncertainty and timing of commencing human clinical trials and patient enrollment, as well as uncertainties related to the results of such studies, including interpretation of the data and obtaining FDA and other regulatory body approvals. The nature of the remaining efforts for completion of the acquired in-process research and development projects primarily consist of initiating clinical trials and studies, the cost, length and success of which are extremely difficult to determine.  Feedback from regulatory authorities or results from clinical studies might require modifications or delays in later stage clinical trials or additional studies to be performed.  The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined.  If these programs cannot be completed on a timely basis, then our prospects for future revenue growth would be adversely impacted.

	Three Months Ended June 30,
(In thousands)	2003	2002	% Change
Interest Income and Interest Expense
Interest income	$4,188	$6,455	(35)%
Interest expense	(1,575)	(2,242)	(30)%

Interest Income and Expense

Interest income for the three months ended June 30, 2003 decreased compared to the same period in 2002 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates on invested balances and to a lesser extent, lower invested balances.

Interest expense for the three months ended June 30, 2003 decreased compared to the same period in 2002 as a result of capitalizing $0.7 million of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Income Taxes

We have recorded a tax provision of approximately $18,000 for the three months ended June 30, 2003 related to income earned in our foreign operations, compared to $16,000 for the comparable period in 2002. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for 2003.

Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30,
(In thousands)	2003	2002	% Change
Royalties	$35,050	$27,167	29%
License and other	8,698	1,951	346%
Total revenues	$43,748	$29,118	50%

Royalties

Royalty revenues recognized under agreements with Genentech, MedImmune, Roche and Wyeth were $35.1 million for the six months ended June 30, 2003, a 29% increase compared to $27.2 million in the comparable period in 2002.  The increase in 2003 was primarily due to significantly higher third-party sales of Synagis reported by MedImmune and somewhat higher third-party sales of Herceptin reported by Genentech.  Royalty payments from sales of Synagis and Herceptin accounted for 49% and 26% of our revenues for the six months ended June 30, 2003 as compared to 58% and 27% in the comparable period in 2002.  We expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, with first and second quarter royalty revenues significantly higher than the third and fourth quarters as a result of this seasonality.

License and Other Revenue

License and other revenue was $8.7 million for the six months ended June 30, 2003, a 346% increase compared to $2.0 million in the comparable period in 2002. License and other revenue recognized in the first two quarters of 2003 primarily consists of an upfront licensing fee for certain development rights to our SMART M195 antibody conjugated to alpha-emitting radioisotopes, milestone payments associated with a patent licensing agreement, an option license exercise payment and license maintenance fees.  License and other revenue for the six months ended June 30, 2002 primarily consisted of a patent license fee and license maintenance fees.

	Six Months Ended June 30,
(In thousands)	2003	2002	% Change
Costs and Expenses
Research and development	$37,450	$27,938	34%
General and administrative	11,923	8,942	33%
Acquired in-process research and development	37,834	—	N/A
Total costs and expenses	$87,207	$36,880	136%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2003 increased to $37.5 million, a 34% increase compared to $27.9 million in the year-earlier quarter.  Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and clinical supply costs, research and development funding provided to third parties and an allocation of facility costs.  The increase in the first six months of 2003 was primarily due to an increase in research and development personnel headcount of approximately 98 employees, in large measure resulting from the acquisition of Eos, with associated costs of approximately $6.0 million, higher clinical development expenses for our major research and development projects of approximately $1.6 million, an increase in facility-related costs of $1.6 million and legal costs related to our intellectual property of $0.6 million, partially offset by lower preclinical study costs. We expect our research and development expenses will increase further as we integrate personnel and operations from the Eos acquisition and as we advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.  The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of product development phases.  The actual timing of completion of those phases could differ materially from the estimates provided in the table.  For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses,” “If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products” sections of our Risk Factors below.  For further information on our products refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

				Estimated Completion of Current Phase	Six Months Ended June 30,
		Phase of Development
Product	Description/Indication		Collaborator		2003	2002
					(In thousands)
Current Product Candidates
Daclizumab					$6,579	$4,022
	Asthma	Phase II	—	2004
	Ulcerative Colitis	Phase II	—	2004

HuZAF					10,325	5,304
	Crohn’s Disease	Phase II	—	2004
	Psoriasis	Phase I/II	—	2003

Nuvion					3,943	1,307
	Steroid Refractory Graft Vs. Host Disease	Phase II	—	Completed (1)
	Ulcerative Colitis	Phase I	—	2003

Anti-α5β1 integrin Mab (2)	Solid Tumors	Phase I	—	2004	677	—

Out-license Candidates and Other
Anti-IL-4	Asthma	Phase IIa	GlaxoSmithKline	Completed (3)	1,078	1,481

Anti-IL-12	Autoimmune Diseases	Phase I	—	Completed (4)	241	1,537

Remitogen					249	1,551
	Non-Hodgkin’s B-Cell Lymphoma	Phase II	—	Completed (5)
	Solid Tumors	Phase I	—	2003

Zamyl (SMART M195)	Acute Myeloid Leukemia	Phase III	—	Completed (6)	182	3,409

Other (7)	—	—	—	—	14,176	9,327

	Total Research and Development Costs				$37,450	$27,938

(1)          Product is no longer being developed for this indication.

(2)          Product acquired from Eos in April 2003.

(3)          This product is being returned to GlaxoSmithKline.

(4)          Product returned to a preclinical status while further research is conducted.

(5)          Further development of this product is not currently expected.

(6)          Product candidate is available for out-license. No further internal development of this product is currently expected.

(7)          No single potential product included in “other” constitutes more than 5% of the total research and development costs for the specified period.

The overall completion dates presented for our major research and development programs are current estimates.  The clinical development portion of these programs may span as many as 7 to 10 years and any further estimation of completion dates or costs would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing drugs, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing.  These risks and uncertainties make estimates of overall completion dates and total costs incurred during the period presented highly speculative.  For additional discussion of risk factors affecting overall completion dates and total costs, see the “Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses” section of our Risk Factors below.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2003 increased to $11.9 million, a 33% increase compared to $8.9 million in the comparable period in 2002.  General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  The $3.0 million increase in general and administrative expenses for the six months ended June 30, 2003 as compared to the 2002 period was primarily due to increased personnel and recruiting costs of $2.3 million to support our expanded operations, an increase in facility-related costs of $0.3 million, stock-based compensation expense related to the issuance of stock options to consultants of $0.2 million and higher design and printing costs related to our 2002 annual report of $0.2 million. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Acquired In-process Research and Development

In connection with the April 2003 acquisition of Eos, we recorded a charge for acquired in process research and development of $37.8 million for the six months ended June 30, 2003. The charge was due to Eos’ incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of that date as of the acquisition date.

	Six Months Ended June 30,
(In thousands)	2003	2002	% Change
Interest Income, Interest Expense and Investment Impairment
Interest income	$8,861	$13,593	(35)%
Interest expense	(3,281)	(4,482)	(27)%
Impairment loss on investment	(150)	—	N/A

Interest Income and Expense

Interest income for the six months ended June 30, 2003 decreased compared to the same period in 2002 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and to a lesser extent, lower invested balances.

Interest expense for the six months ended June 30, 2003 decreased compared to the same period in 2002 as a result of capitalizing $1.2 million of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Impairment Loss on Investment

As of March 31, 2003, we estimated that our investment in Signature BioScience, Inc. had become fully impaired and that such impairment was other than temporary.  Accordingly, we recorded an impairment charge of $150,000 in March 2003.

Income Taxes

We have recorded a tax provision of approximately $49,000 for the six months ended June 30, 2003 primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee, compared to $27,000 for the comparable period in

2002. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At June 30, 2003, we had cash, cash equivalents and marketable securities in the aggregate of $579.5 million, compared to $606.4 million at December 31, 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was approximately $10.2 million and $5.9 million, respectively.  The increase in net cash provided by operating activities was primarily due to an increase in accounts payable resulting from the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, partially offset by a decrease in accrued liabilities (other than those assumed in the Eos acquisition) resulting from accrued compensation and third party royalty payments.

Net cash provided by investing activities for the six months ended June 30, 2003 was $88.6 million compared to $84.5 million in the comparable period in 2002.  The change in the 2003 period was primarily the result of fewer maturities of marketable securities and related reduced purchases of marketable securities as well as increased purchases of land, property, plant and equipment.  Purchases of property, plant and equipment in 2003 are primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota. Purchases of land, property, plant and equipment in 2002 primarily consisted of land and equipment purchases and renovation of our existing Plymouth, Minnesota manufacturing facility.

Net cash provided by financing activities for the six months ended June 30, 2003 was $1.6 million compared to $2.1 million in the comparable period in 2002.  The change in 2003 from 2002 was primarily the result of a decrease in the exercise of stock options and an increase in payments on other long-term debt due to the liabilities assumed in the acquisition of Eos.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (the 2.75% Convertible Notes). The 2.75% Convertible Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option. Interest on the 2.75% Convertible Notes is payable semiannually in arrears in February and August of each year. We pledged a portfolio of U.S. government securities costing approximately $20.7 as security for the notes sufficient to pay the first six scheduled interest payments due on the Convertible Notes. The 2.75% Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2.75% Convertible Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at the redemption prices set forth in the 2.75% Convertible Notes indenture.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next five years.  Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products by third-party licensees, including Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology; and interest income.  In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means.  No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

COMMITMENTS

Our commitments consist of leases for real property associated with our operations, commitments to certain collaborators and outstanding debt and construction-related obligations.

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

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the 5.50% Convertible Notes).  The 5.50% Convertible Notes are convertible at the holders’ option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events.  Interest on the 5.50% Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year.  The 5.50% Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness.  The 5.50% Convertible Notes may be redeemed at our option, in whole or in part, beginning on February 15, 2003 at the redemption prices set forth in the 5.50% Convertible Notes indenture.

In May 2001, we signed a collaborative agreement with Exelixis, Inc. to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer.  We agreed to provide Exelixis with $4.0 million in annual research funding through June 1, 2003, and we purchased a $30.0 million five-year note, convertible at our option after the first year of the collaboration into Exelixis common stock. The research funding period ended in June 2003. During the funding period, Exelixis performed certain genetic screens and other research activities intended to identify and validate targets for antibody therapeutics in oncology.  We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation.  Exelixis has the right to co-fund development of antibodies resulting from the collaboration. Therefore, we recognized the expense of research funding ratably over the periods for which the work was performed. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

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

Our material contractual obligations under lease, debt and construction agreements for the next five years, and thereafter, are as follows:

	PAYMENTS DUE BY PERIOD
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases (2)	$4,300	$2,816	$1,561	$513	$9,190
Long-term debt	1,139	2,278	2,278	7,212	12,907
5.50% Convertible debentures	8,250	16,500	158,250	—	183,000
2.75% Convertible debentures (3)	6,875	13,750	13,750	263,750	298,125
Construction contracts	91,404	9,741	—	—	101,145
Total contractual obligations	$111,968	$45,085	$175,839	$271,475	$604,367

(1)          This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and / or likelihood of such payments are not known in any period presented above.

(2)          Includes lease obligations associated with the acquisition of Eos Biotechnology, Inc.

(3)          Includes 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million issued subsequent to June 30, 2003.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and may not achieve sustained profitability.

In general, our expenses have exceeded revenues. As of June 30, 2003, we had an accumulated deficit of approximately $128.6 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

•                  some of our earlier stage potential products move into later stage clinical development;

•                  additional potential products are selected as clinical candidates for further development;

•                  we invest in additional manufacturing capacity;

•                  we defend or prosecute our patents and patent applications; and

•                  we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from new agreements with third party business partners, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses.

As a result of our sale of convertible notes, we have substantial outstanding indebtedness and may have insufficient cash to satisfy our debt service obligations.  In addition, the amount of our debt could impede our operations and flexibility.

As a result of our sale of convertible notes with an aggregate principal amount of $250 million in July 2003 (assuming no exercise by the initial purchasers of the notes of their option to acquire additional notes), we have a significant amount of debt and debt service obligations.  If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes, including from cash and cash equivalents on hand, we will be in default under the terms of the indenture which could, in turn, cause defaults under our other existing and future debt obligations.

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

•                  limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes,

•                  limiting our flexibility in planning for, or reacting to, changes in our business,

•                  placing us at a competitive disadvantage relative to our competitors who have lower levels of debt,

•                  making us more vulnerable to a downturn in our business or the economy generally, and

•                  requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of applying those funds to other purposes such as working capital and capital expenditures.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. Our royalty revenues may be unpredictable and may fluctuate since they depend upon:

•                  the seasonality of sales of licensed products;

•                  the existence of competing products;

•                  the marketing efforts of our licensees;

•                  potential reductions in royalties receivable due to credits for prior payments to us;

•                  the timing of royalty reports, some of which are required quarterly and others semi-annually; and

•                  our ability to successfully defend and enforce our patents.

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

In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.

Our humanization patents are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Most of our current revenues are related to our humanization patents and the related licenses that third parties enter into with us for rights to those patents. If our rights are successfully challenged or third parties decline to take licenses for the patents, our future revenues would be adversely affected.

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision.  We recently received notice that an oral hearing before the Technical Board of Appeal of the European Patent Office has been scheduled to consider this case in November 2003. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation.

Additionally, the Opposition Division’s decision could encourage challenges of our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents.  In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related US and Japanese patents.

Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Oral hearings are scheduled to take place in October 2003.  Also, three opposition statements were filed with the Japanese Patent Office with respect to our Japanese humanization patent. The Japanese Opposition Board’s subsequent decision supported one aspect of the position of the opponents, to which we filed two responses. Ultimately, we received a final determination from the Japanese Patent Office examiner affirming the Opposition Board’s earlier decision. We have appealed this decision to the Tokyo High Court. The patent will remain valid and enforceable during this appeal process. If this appeal is unsuccessful, we will then have an opportunity to appeal to the Japanese Supreme Court.

We intend to vigorously defend the European patents and the Japanese patent in these proceedings; however, we may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If our appeal with respect to our first European patent is unsuccessful or if the outcome of the other European or Japanese opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition.

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, and paying royalties under existing patent licenses with us.

Other antibody-based therapeutics that may be approved by the FDA in the near future, with respect to which we may receive royalties, include Raptiva and Avastin, two Genentech products. There can be no assurance that Genentech will exercise its rights to obtain licenses under our antibody humanization patents or that other licensees or prospective licensees will take licenses, or exercise rights to obtain licenses to these or other products, or that existing licensees will continue to honor the terms, including royalty obligations, of their license agreements with us. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees challenge our antibody humanization patents, our revenues and financial condition could be adversely affected and we could be required to undertake additional actions, including litigation, in order to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

If we are unable to protect our patents and proprietary technology, we may not be able to compete successfully.

Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents. For example, BTG International Limited (successor in interest to the Medical Research Council) recently has been issued a US patent, to which we have a license, with claims that might be construed to overlap with our issued humanization patents. While the significance of this new US patent is unclear, if it conflicts with our US patents or patent applications, we may become involved in patent office or legal proceedings to determine which company was the first to invent the technology and processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed.  At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent.  Celltech has appealed that decision. Also, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech will be able to successfully appeal the decision of the Opposition Division with respect to their first European patent or whether Celltech’s second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies.  Celltech has also been issued a corresponding US patent that contains claims that may be considered broader in scope than their first European patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents. Nevertheless, if our humanized antibodies were covered by Celltech’s European or US patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

In addition, if the Celltech US patent or any related patent applications conflict with our US patents or patent applications, we may become involved in proceedings to determine which company was the first to invent the products or processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

Lonza Biologics, Inc. has a patent issued in Europe to which we do not have a license that may cover a process that we use to produce our potential products. In addition, we do not have a license to an issued US patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, Inc., under this patent. If our processes were found to be covered by either of these patents, we might be required to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

We are also aware of issued patents that could apply to one or more of our specific products. For example, a US patent recently issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims issued to Advanced Biotherapy, Inc., however, do not cover treatment of either Crohn’s disease or psoriasis, the two indications currently being investigated in our HuZAF (anti-gamma interferon antibody) clinical trials.

However, a European patent issued to Genentech in 1998 and a US patent issued in 2003 do have claims to the use of anti-gamma interferon inhibitors, including antibodies, for treatment of inflammatory bowel disease, including Crohn’s disease. Additional examples include issued US and European patents to Genetics Institute (now a wholly-owned subsidiary of Wyeth) that may cover our anti-IL-12 antibody, and a recently issued US patent to Genentech claiming humanized antibodies with certain framework region substitutions that may cover some of our antibodies in development. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses.

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products, and the majority of our expenses are to support these activities.  The completion of clinical trials often depends significantly upon the rate of patient enrollment, and our expense levels will vary depending upon the rate of enrollment. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and is difficult to predict. The expenses associated with each phase of development depend upon the design of the trial. The design of each phase of trials depends in part upon results of prior phases, and additional trials may be needed at each phase. As a result the expense associated with future phases can not predicted in advance. Further, we may decide to terminate or suspend ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future.

If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products.

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have had, and may in the future have, clinical setbacks that prevent us from obtaining regulatory approval for our potential products. We recently announced that we have discontinued additional clinical studies of the humanized anti-IL-4 antibody after data from a Phase IIa clinical trial of the antibody in steroid-naïve, mild/moderate asthma indicated that the anti-IL-4 antibody did not demonstrate clinical benefit compared to placebo at either of the dose levels tested.

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

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. As an example, we recently announced the discontinuance of studies aimed at the treatment of steroid-refractory graft-versus-host-disease following bone marrow transplantation with Nuvion after partial, preliminary results in a Phase II trial showed that Nuvion was not, on average, associated with a significant prolongation of survival relative to historic controls.

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

In addition, we may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise because we have a relatively large number of potential products in clinical development. Additionally, regulatory review of our clinical trial protocols may cause us in some cases to delay or abandon our planned clinical trials. Our potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of our potential products, further adds to the uncertainty of regulatory approval for our potential products.

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

The rate of completion of our clinical trials, and those of our collaborators, is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•                  the size of the patient population

•                  perceived risks and benefits of the drug under study

•                  availability of competing therapies

•                  availability of clinical drug supply

•                  availability of clinical trial sites

•                  design of the protocol

•                  proximity of and access by patients to clinical sites

•                  patient referral practices of physicians

•                  eligibility criteria for the study in question, and

•                  efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

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

Continued funding and participation by partners will depend on the timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each partner’s own financial, competitive, marketing and strategic considerations.  Such considerations include:

•                  the commitment of each partner’s management to the continued development of the licensed;

•                  products or technology;

•                  the relationships among the individuals responsible for the implementation and maintenance of the development efforts; and

•                  the relative advantages of alternative products or technology being marketed or developed by each partner or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

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

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with partners. To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and could largely depend on these partners’ marketing and promotion efforts.

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

Potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers.  In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our SMART antibody technology. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.  Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the United States and Europe. Novartis has acquired a significant interest in Roche. We cannot predict the impact, if any, that this relationship may have on Roche’s efforts to market Zenapax.

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

For the marketing of pharmaceutical products outside the United States, we and our collaborative partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the United States, FDA and other US export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

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

We depend on outside vendors for the supply of raw materials used to produce our product candidates. Once a supplier’s materials have been selected for use in our manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. If the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct preclinical testing and clinical trials of product candidates would be adversely affected. This could impair our competitive position.

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

Changes in the US and international health care industry could adversely affect our revenues.

The US and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payors may challenge the price and cost effectiveness of our products.  In addition, in many major markets outside the United States, pricing approval is required before sales can commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile so that investment in our securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

•                  developments or disputes as to patent or other proprietary rights;

•                  disappointing sales of approved products;

•                  approval or introduction of competing products and technologies;

•                  results of clinical trials;

•                  failures or unexpected delays in obtaining regulatory approvals or unfavorable FDA advisory panel recommendations;

•                  delays in manufacturing or clinical trial plans;

•                  fluctuations in our operating results;

•                  disputes or disagreements with collaborative partners;

•                  market reaction to announcements by other biotechnology or pharmaceutical companies;

•                  announcements of technological innovations or new commercial therapeutic products by us or our competitors;

•                  initiation, termination or modification of agreements with our collaborative partners;

•                  loss of key personnel;

•                  litigation or the threat of litigation;

•                  public concern as to the safety of drugs developed by us;

•                  sales of our common stock held by collaborative partners or insiders;

•                  comments and expectations of results made by securities analysts; and

•                  general market conditions.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly. A significant drop in the price of a company’s common stock often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

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

In April 2003, we completed the acquisition of a privately owned company, Eos Biotechnology, Inc.  We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In our acquisition of Eos, we issued stock as all of the consideration, and we may be obligated to release additional shares from escrow. The issuance of stock in these and any future transactions will dilute stockholders’ percentage ownership.

Other risks associated with acquiring the operations of other companies include:

•                  problems assimilating the purchased operations, technologies or products;

•                  unanticipated costs associated with the acquisition;

•                  diversion of management’s attention from our existing business;

•                  the potential loss of key collaborators of the acquired companies;

•                  lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•                  adverse effects on existing relationships with other third party business partners;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  potential loss of key employees of acquired organizations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument.  We do not use derivative financial instruments for speculative or trading purposes.  We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001.  Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible.  Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements.  However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements.  Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.  The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk.  We do not currently hedge interest rate exposure.  As of June 30, 2003, there has been no material change in our interest rate exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders was held on June 19, 2003 at the Company’s principal offices in Fremont, California. Of the 93,292,557 shares of common stock outstanding as of the record date, 72,176,768 shares were present at the meeting or represented by proxy, representing approximately 77% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect the Class II members of the Company’s Board of Directors as follows:

Nominee	For	Withheld

Mark McDade	70,170,328	2,006,440

Cary L. Queen, Ph.D.	70,564,928	1,611,839

Additionally, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 as follows:

For	Against	Abstentions

69,234,101	2,908,931	33,735

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

31.1                                                                        Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2                                                                        Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1                                                                        Certification by the Chief Executive Officer and the Chief Financial Officer of Protein Design Labs, Inc., as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)       Reports filed on Form 8-K during the quarter ended June 30, 2003.

On April 18, 2003, we filed an 8-K announcing the completion of the acquisition of the net assets of Eos Biotechnology, Inc.  On June 17, 2003, an amendment to the 8-K was filed which included the financial statements of Eos and the pro forma financial information.

On April 29, 2003, we filed an 8-K announcing our financial results for the quarter ended March 31, 2003.

On June 23, 2003, we filed an 8-K updating the status of Genentech, Inc.’s humanization patent license arrangement with us.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: August 14, 2003

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer (Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)