Form 10-Q
period 2003-09-30
PROTEIN DESIGN LABS INC/DE
filed 2003-11-12
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003 there were 93,724,150 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs, Nuvion and SMART are registered U.S. trademarks and the PDL logo and Zamyl are trademarks of Protein Design Labs, Inc.  Zenapax is a registered U.S. trademark of Hoffmann-La Roche Inc.  All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Revenues:
Royalties	$8,758	$5,991	$43,808	$33,158
License and other	567	551	9,265	2,502
Total revenues	9,325	6,542	53,073	35,660

Costs and expenses:
Research and development	22,505	14,306	59,955	42,245
General and administrative	6,696	4,735	18,619	13,677
Acquired in-process research and development	—	—	37,834	—
Total costs and expenses	29,201	19,041	116,408	55,922
Operating loss	(19,876)	(12,499)	(63,335)	(20,262)

Interest income	4,188	6,542	13,049	20,135
Other income	103	—	103	—
Interest expense	(3,279)	(2,034)	(6,560)	(6,516)
Impairment loss on investment	—	—	(150)	—
Loss before income taxes	(18,864)	(7,991)	(56,893)	(6,643)
Provision for income taxes	11	—	60	27

Net loss	$(18,875)	$(7,991)	$(56,953)	$(6,670)

Net loss per share:
Basic	$(0.20)	$(0.09)	$(0.62)	$(0.08)

Diluted	$(0.20)	$(0.09)	$(0.62)	$(0.08)

Weighted average number of shares:
Basic	93,665	88,999	92,049	88,798

Diluted	93,665	88,999	92,049	88,798

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(In thousands, except per share data)	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$543,339	$287,730
Marketable securities, including $7.4 million restricted investments	231,115	318,680
Other current assets	9,675	7,432
Total current assets	784,129	613,842
Property, plant and equipment, net	126,525	70,802
Other assets	9,490	3,174
Convertible note receivable	30,000	30,000
Restricted investments	13,313	—
Total assets	$963,457	$717,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,914	$1,628
Accrued compensation	2,689	2,520
Accrued clinical trial costs	2,768	2,327
Accrued interest	2,493	3,071
Other accrued liabilities	17,264	4,576
Deferred revenue	374	38
Current portion of other long-term debt	492	466
Current portion of capital lease obligations	223	—
Current portion of notes payable	574	—
Total current liabilities	33,791	14,626
5.50% Convertible subordinated notes	150,000	150,000
2.75% Convertible subordinated notes	250,000	—
Other long-term debt	8,060	8,426
Notes payable	741	—
Capital lease obligations	61	—
Total liabilities	442,653	173,052

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 93,715 and 89,179 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	937	892
Additional paid-in capital	665,113	628,292
Accumulated deficit	(147,430)	(90,477)
Accumulated other comprehensive income	2,184	6,059
Total stockholders’ equity	520,804	544,766
Total liabilities and stockholders’ equity	$963,457	$717,818

See accompanying notes

PROTEIN DESIGN LABS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net loss	$(56,953)	$(6,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	37,834	—
Depreciation and amortization	5,759	3,971
Amortization of convertible notes offering costs	786	540
Consultant stock-based compensation expense	255	—
Amortization of assembled workforce	353	—
Impairment loss on investment	150	—
Changes in assets and liabilities:
Interest receivable	2,019	3,468
Other current assets	(1,552)	433
Other assets	(6,195)	(316)
Accounts payable	4,335	(317)
Accrued liabilities	5,432	(1,409)
Deferred revenue	374	449
Total adjustments	49,550	6,819
Net cash provided by (used in) operating activities	(7,403)	149

Cash flows from investing activities:
Purchases of marketable securities	(110,068)	(79,954)
Maturities of marketable securities	199,000	220,000
Change in restricted investments	(20,754)	—
Cash acquired in acquisition of Eos	2,453	—
Purchases of land, property, plant and equipment	(59,027)	(24,003)
Net cash provided by investing activities	11,604	116,043

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,449	3,301
Proceeds from issuance of convertible subordinated notes	250,000	—
Payments on other long-term obligations	(1,041)	(322)
Net cash provided by financing activities	251,408	2,979
Net increase in cash and cash equivalents	255,609	119,171
Cash and cash equivalents at beginning of period	287,730	120,268
Cash and cash equivalents at end of period	$543,339	$239,439

See accompanying notes

PROTEIN DESIGN LABS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (PDL) is a biotechnology company engaged in the development of humanized antibodies to prevent or treat various disease conditions.  Our key areas of disease focus include inflammation, cancer and autoimmune diseases.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying consolidated condensed financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods.  Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated condensed financial statements should be read in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The Consolidated Condensed Balance Sheet as of December 31, 2002 is derived from our audited consolidated financial statements.  Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year. For example, we receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.

Stock-Based Compensation

At September 30, 2003, we had six stock-based employee compensation plans.  We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in our reported net loss as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on reported net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation.

(In thousands, except per	Three Months Ended September 30,		Nine Months Ended September 30,
share data)	2003	2002	2003	2002

Net loss, as reported	$(18,875)	$(7,991)	$(56,953)	$(6,670)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(5,047)	(3,798)	(13,653)	(6,663)

Pro forma net loss	$(23,922)	$(11,789)	$(70,606)	$(13,333)

Net loss per share:
Basic—as reported	$(0.20)	$(0.09)	$(0.62)	$(0.08)
Basic—pro forma	$(0.26)	$(0.13)	$(0.77)	$(0.15)

Diluted—as reported	$(0.20)	$(0.09)	$(0.62)	$(0.08)
Diluted—pro forma	$(0.26)	$(0.13)	$(0.77)	$(0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life in years	5.0	5.0	5.0	5.0
Risk-free interest rate	2.85%	3.54%	2.88%	4.35%
Volatility	70%	87%	72%	87%
Dividend yield	0	0	0	0

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

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. Issue 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of Issue 00-21 will apply to the Company’s revenue arrangements entered into after June 30, 2003.  Our adoption of Issue-00-21 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities for periods ending after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 is not expected to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150).  FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Our adoption of FAS 150 did not have a material impact on our results of operations or financial position.

2.  Net Loss Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share” (FAS 128), basic and diluted net loss per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented.  The calculation of diluted net loss per share includes the effect of outstanding stock options, if dilutive, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive for the periods presented.

The following is a reconciliation of the denominators used in the basic and diluted net income (loss) per share computations for the periods presented below:

(In thousands, except per	Three Months Ended September 30,		Nine Months Ended September 30,
share data)	2003	2002	2003	2002
Numerator:
Net loss	$(18,875)	$(7,991)	$(56,953)	$(6,670)

Denominator:
Basic net loss per share - weighted-average shares	93,665	88,999	92,049	88,798
Dilutive potential common shares - stock options	—	—	—	—
Denominator for diluted net loss per share	93,665	88,999	92,049	88,798

The total number of shares excluded from the calculations of diluted net loss per share for $400 million of outstanding convertible subordinated notes for the three and nine month periods ended September 30, 2003 was 16,389,000. Of the 16,389,000 shares, 12,415,000 shares are related to our July 2003 $250 million convertible subordinated notes.

The total number of shares excluded from the calculations of diluted net loss per share for $150 million of outstanding convertible subordinated notes for the three and nine month periods ended September 30, 2002 was 3,974,000.   The total number of shares excluded from the calculation of diluted net loss per share for stock options was 2,063,000 and 1,643,000 for the three months ended September 30, 2003 and 2002, respectively.  The total number of shares excluded from the calculation of diluted net loss per share for stock options was 1,555,000 and 2,402,000 for the nine months ended September 30, 2003 and 2002, respectively.  Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share.

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss.  Other comprehensive loss includes certain changes to stockholders’ equity that are excluded from net loss.  Specifically, unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive loss.  The following table presents the calculation of comprehensive loss, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net loss	$(18,875)	$(7,991)	$(56,953)	$(6,670)
Other comprehensive loss:
Decrease in unrealized gains on marketable securities	(1,005)	(458)	(3,875)	(1,705)
Total comprehensive loss	$(19,880)	$(8,449)	$(60,828)	$(8,375)

4.  Acquisition of Eos Biotechnology, Inc.

In April 2003, we completed the acquisition of Eos Biotechnology, Inc. (Eos), a development stage company.  Eos was engaged in drug discovery of therapeutic antibodies based on information from the human genome.  By applying a disease-based approach and a suite of proprietary discovery technologies, Eos identified antibodies that selectively and specifically target pathogenic cells.

Eos’ portfolio consisted of two drug candidates, including Anti-α5β1 integrin antibody (M200), a function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers and a Fab fragment of the Anti-α5β1 integrin antibody (F200) for ocular indications, including age-related macular degeneration.  We have initiated a Phase I clinical trial of M200 in patients with advanced solid tumors for whom there is no standard treatment.  This acquisition was completed to expand our development pipeline of potential products in oncology.

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

Approximately $37.8 million of the purchase price was allocated to acquired in-process research and development due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date.  A summary of these programs follows:

Program	Description	Status of Development at Acquisition Date	Value Assigned (in thousands)
Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers.	IND filed December 2002; Phase 1 clinical trials Initiated in June 2003	$24,067

Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration.	IND 2004	$13,767

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

5. Other Accrued Liabilities

At September 30, 2003 and December 31, 2002 other accrued liabilities consisted of the following:

(In thousands)	September 30, 2003	December 31, 2002
Royalty expense	$200	$385
Legal expense	1,039	339
Construction in-process	11,152	1,896
Consulting and service	1,676	1,458
Research funding	422	—
Preclinical expense	346	220
Acquisition costs	1,898	—
Other	531	278
Total other accrued liabilities	$17,264	$4,576

6. Statements of Cash Flows Information

	Nine Months Ended September 30,
(In thousands)	2003	2002

Supplemental cash flow data:
Cash paid during the period for interest	$8,859	$8,784
Cash paid during the period for taxes	58	26

Cash flow for acquisition of Eos:
Assembled workforce	1,410	—
Other current assets acquired	691	—
Acquired in-process research and development	37,834	—
Property and equipment acquired	2,274	—
Liabilities assumed	(5,848)	—
Acquisition and transaction costs incurred	(4,652)	—
Common stock issued	(34,162)	—

Non-cash investing activities:
Exchange of assets for third party preferred stock	—	1,290

7. Convertible Subordinated Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (Convertible Notes).  The Convertible Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option.  Interest on the Convertible Notes is payable semiannually in arrears on February 16 and August 16 of each year.  We pledged a portfolio of U.S. government securities costing approximately $20.7 million as security for the Convertible Notes.  These securities, and the earnings thereon, will be sufficient to pay the first six scheduled interest payments due on the Convertible Notes.  The pledged amount of $20.7 million has been classified as restricted investments on our balance sheet.  The portion related to payments to be made within one year, $7.4 million, is reflected on the balance sheet within marketable securities and the portion related to payments to be made thereafter, $13.3 million, is reflected on the balance sheet as long-term restricted investments. The Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The Convertible Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

8. Subsequent Event

Effective October 1, 2003, we entered into an amendment to our collaboration agreement with Roche, pursuant to which we obtained exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation.  Roche is currently expected to continue to market Zenapax in transplantation indications until 2007, although an earlier transfer to us of rights in transplantation may occur upon six months’ written notice at Roche’s election.

Under the new arrangement, we assumed worldwide responsibility for the development and, if successful, sales and marketing of daclizumab in all indications other than transplantation.  We also have rights to manufacture daclizumab.

In connection with the new arrangement, in October 2003, we paid Roche $80 million in cash for return of exclusive rights in indications other than transplantation and a reversion right, exercisable by us in 2006 but effective in 2007, to repurchase all rights in remaining transplant indications, unless earlier elected by Roche.  To effectuate the transfer of Zenapax in the transplantation indications, we will pay an additional exercise fee to Roche based on the average annual gross sales of Zenapax during the period from January 1, 2004 through the calendar quarter prior to the date of notice of the exercise, or Roche’s notice of its decision to transfer the rights to us prior to our exercise date.  If we do not receive transplantation rights, we would pay modest royalties to Roche on any sales in all diseases other than transplantation, and would continue to receive royalties on sales of Zenapax in transplantation.

We currently estimate that more than half the amount paid to Roche in October 2003 will be expensed in the fourth quarter of 2003 as acquired in-process research and development.  The remaining amounts, which relate primarily to core technology and the reversion right, will be capitalized.

Effective November 3, 2003, we redeemed all of our outstanding 5.50% Convertible Subordinated Notes (the 5.5 % Convertible Notes), with a principal amount of $150 million, due February 15, 2007. The redemption price, set forth in the 5.5% Convertible Notes indenture, is 102.75% of the principal amount, or $1,027.50 per $1,000 of principal amount of the 5.5% Convertible Notes. Approximately $155.9 million in cash was used to redeem the 5.5% Convertible Notes including accrued interest of $1.8 million and we expect to incur a financial charge of approximately $6.5 million in the fourth quarter of 2003 in connection with the redemption.

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

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. Our patented platform technology enables us to develop antibodies with high specificity based on murine antibodies, which are relatively easy to generate, but which we modify to be structurally similar to naturally occurring human antibodies.  As a result, our antibodies do not have the immunogenicity and half-life limitations associated with murine antibodies.  We utilize our technology to develop humanized antibodies for the treatment of certain autoimmune and inflammatory diseases, and cancer. We currently have four antibodies in clinical development for ulcerative colitis, Crohn’s disease, asthma and cancerous solid tumors.

FINANCIAL RISKS AND RISKS OF OPERATIONS

In general, we have a history of operating losses and may not achieve sustained profitability. As of September 30, 2003, we had an accumulated deficit of approximately $147.4 million.  Our expenses will increase because of the extensive resource commitments required to identify and develop antibody candidates, including the ongoing operating costs associated with our acquisition of Eos, achieve regulatory approval and market potential products for commercial success for any individual product.  Over the next several years, we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations.  The amount of net losses and the time required to reach sustained profitability are highly uncertain.  Although we have had some profitable reporting periods, we do not expect to achieve sustained profitability until we are able to market and sell products.

In April 2003, we completed the acquisition of Eos Biotechnology, Inc. (Eos), a privately held South San Francisco-based antibody discovery company, in exchange for 4.2 million shares of our common stock (net of approximately 151,000 of such shares that were withheld from Eos shareholders to provide for the Eos shareholder tax liabilities incurred in connection with receipt of the shares issued in the acquisition). The Eos acquisition expanded our research personnel and added new capabilities in antibody target identification and validation, particularly in oncology.  We also obtained two pre-clinical antibody product candidates, one of which (M200) began clinical development for potential treatment of solid tumors in June 2003, and the second, for potential treatment of certain ocular indications (F200), is expected to begin clinical development by mid-2004.

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

The aggregate purchase price of $38.7 million, consisted of the shares issued to the Eos stockholders valued at $35.4 million (including the value of shares withheld to provide for tax liabilities of $1.2 million), transaction costs of $2.2 million and employee change of control costs of $1.1 million.  The shares issued in connection with this acquisition were valued at $8.17 per share, which represented the average closing market price of our common stock a few days before and the acquisition announcement date (February 4, 2003).

Effective October 1, 2003, we entered into an amendment to our collaboration agreement with Roche, pursuant to which we obtained exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation.  Roche is currently expected to continue to market Zenapax in transplantation indications until 2007, although an earlier transfer to us of rights in transplantation may occur upon six months’ written notice at Roche’s election.

Under the new arrangement, we assumed worldwide responsibility for the development and, if successful, sales and marketing of daclizumab in all indications other than transplantation.  We also have rights to manufacture daclizumab.

In connection with the new arrangement, in October 2003, we paid Roche $80 million in cash for return of exclusive rights in indications other than transplantation and a reversion right, exercisable by us in 2006 but effective in 2007, to repurchase all rights in remaining transplant indications, unless earlier elected by Roche.  To effectuate the transfer of Zenapax in the transplantation indications, we will pay an additional exercise fee to Roche based on the average annual gross sales of Zenapax during the period from January 1, 2004 through the calendar quarter prior to the date of notice of the exercise, or Roche’s notice of its decision to transfer the rights to us prior to our exercise date.  If we do not receive transplantation rights, we would pay modest royalties to Roche on any sales in all diseases other than transplantation, and would continue to receive royalties on sales of Zenapax in transplantation.

We currently estimate that more than half the amount paid to Roche in October 2003 will be expensed in the fourth quarter of 2003 as acquired in-process research and development.  The remaining amounts, which relate primarily to core technology and the reversion right, will be capitalized.

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

In the absence of substantial revenues from new corporate collaborations or patent rights or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will continue to incur substantial operating losses.  For example, Genentech recently initiated the market launch of Xolair, a humanized antibody.  Based on our evaluation to date of publicly available information, we believe that Xolair is covered under the claims of our humanization patents.    Genentech has advised us that they do not believe Xolair is covered by our patents.  We continue to hold discussions between senior management as well as between technical and legal groups to clarify the bases for our disagreement and to reach a mutually acceptable resolution to this disagreement.   While we continue to believe that our analysis is correct, Genentech may not agree to exercise an option under our existing patent rights arrangement with respect to Xolair and we may be placed into a position to consider and elect appropriate legal remedies following completion of discussions between the parties if we are unable to reach agreement.

Our revenues, expenses and operating results will likely fluctuate in future periods.  Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year.  As a result, our revenues in any period may not be predictive of revenues in any subsequent period.  Our royalty revenues may be unpredictable and may fluctuate since they depend upon the seasonality of sales of licensed products, the existence of competing products, the marketing efforts of our licensees, potential reductions in royalties payable to us due to credits for prior payments to us, the timing of royalty reports, some of which are required quarterly and others semi-annually, our method of accounting for royalty revenues from our licensees in the period reported to us, and our ability to successfully defend and enforce our patents. We receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.  We expect the seasonality of Synagis sales to continue to contribute to future fluctuation of our royalty revenues from quarter to quarter.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

There have been no significant changes in our critical accounting policies during the three and nine month periods ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

We currently recognize three types of revenues resulting from the licensing and use of our technology, and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use in drug development and production.  Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items.  The consideration we receive is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.  Revenues, and their respective treatment for financial reporting purposes, are as follows:

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

Royalties

Under some of our agreements, we also receive royalty payments based upon our licensees’ net sales of products.  Generally, we receive royalty reports from such licensees approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product.  We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured.  Accordingly, we have adopted an accounting policy of recording the royalty revenue in the quarter it is reported to us (i.e., generally revenue is recognized one quarter following the quarter in which sales occurred).  We receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.  The seasonality of Synagis sales is expected to continue to contribute to future fluctuation of our royalty revenues from quarter to quarter.

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations.  In the ordinary course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs.  The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows.  Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions.  The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended.  As such, expenses related to each patient enrolled in a clinical trial are recognized ratably beginning upon entry into the trial and over the course of the patient’s continued participation in the trial.  In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial.  Our estimates and assumptions could differ significantly from the amounts which may actually be incurred.

Valuation of Financial Instruments

We invest our excess cash balances primarily in short-term and long-term marketable debt securities.  These securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity.  Estimated fair value is based upon quoted market prices for these or similar instruments.  All available-for-sale securities in our portfolio have readily determinable market prices. Restricted investments are primarily in short-term and long-term marketable debt securities. Short-term restricted investments are reflected on the balance sheet within marketable securities and long-term restricted investments are reflected separately on the balance sheet. Restricted securities are carried at cost plus accrued interest.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Royalties	$8,758	$5,991	46%
License and other	567	551	3%
Total revenues	$9,325	$6,542	43%

Royalties

Royalty revenues recognized under agreements with Genentech, MedImmune, Roche and Wyeth were $8.8 million in the third quarter of 2003, a 46% increase compared to $6.0 million in the comparable period in 2002.  The increase in 2003 was primarily due to significantly higher third-party sales of Herceptin reported by Genentech and somewhat higher third-party sales of Synagis reported by MedImmune.  Royalty payments from sales of Synagis and Herceptin accounted for 16% and 68%, respectively, of our total revenues for the three months ended September 30, 2003 as compared to 14% and 70% of our total revenues, respectively, in the comparable period in 2002.  We expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, with first and second quarter royalty revenues significantly higher than the third and fourth quarters as a result of this seasonality.

License and Other Revenue

License and other revenue was $0.6 million for each of the three months ended September 30, 2003 and 2002.  License and other revenue recognized in the third quarter of 2003 and 2002 primarily consisted of license maintenance fees.

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Costs and Expenses
Research and development	$22,505	$14,306	57%
General and administrative	6,696	4,735	41%
Total costs and expenses	$29,201	$19,041	53%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2003were $22.5 million, a 57% increase compared to $14.3 million in the year-earlier quarter.  Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and clinical supply costs, research and development funding provided to third parties and an allocation of facility costs.  The increase in the third quarter of 2003 was primarily due to an increase in research and development personnel headcount of approximately 120 employees, in large measure resulting from personnel costs of approximately $4.6 million as a result of the acquisition of Eos and additional employees required to pursue our development programs, an increase in facility-related costs of $1.5 million, expanded clinical development activities for our major research and development projects of approximately $1.1 million and legal costs related to our intellectual property of $0.5 million.  We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and new product candidates advance towards clinical development.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2003 were $6.7 million, a 41% increase compared to $4.7 million in the comparable period in 2002.  General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  The $2.0 million increase in general and administrative expenses for the three months ended September 30, 2003 as compared to the 2002 period was primarily due to increased personnel and recruiting costs of $1.4 million to support our expanded operations, increased amortization of costs associated with the issuance of our 2.75% Convertible Subordinated Notes in July 2003 of $0.2 million and an increase in facility-related costs of $0.2 million. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Interest and Other Income and Expense
Interest income	$4,188	$6,542	(36)%
Other income	103	—	N/A

Interest expense	(3,279)	(2,034)	61%

Interest and Other Income and Expense

Interest income for the three months ended September 30, 2003 decreased compared to the same period in 2002 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances as a result of lower interest rates on invested balances, partially offset by increased interest-bearing invested balances.

Other income is related to earn-out payments received on sales of oligonucleotides from the purchaser of the assets of a subsidiary sold by Eos in March 2001.

Interest expense for the three months ended September 30, 2003 increased compared to the same period in 2002 as a result of the issuance, in July 2003, of our 2.75% Convertible Subordinated Notes (Convertible Notes) with a principal amount of $250.0 million.  The Convertible Notes resulted in increased interest expense during the third quarter of $1.4 million, partially offset by capitalization of $0.5 million of our interest cost in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Income Taxes

We have recorded a tax provision of approximately $11,000 for the three months ended September 30, 2003 primarily related to income earned in our foreign operations, compared to none for the comparable period in 2002. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for 2003.

Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30,
(In thousands)	2003	2002	% Change
Royalties	$43,808	$33,158	32%
License and other	9,265	2,502	270%
Total revenues	$53,073	$35,660	49%

Royalties

Royalty revenues recognized under agreements with Genentech, MedImmune, Roche and Wyeth were $43.8 million for the nine months ended September 30, 2003, a 32% increase compared to $33.1 million in the comparable period in 2002.  The increase in 2003 was primarily due to significantly higher third-party sales of Synagis reported by MedImmune and Herceptin reported by Genentech.  Royalty payments from sales of Synagis and Herceptin accounted for 44% and 33%, respectively, of our total revenues for the nine months ended September 30, 2003, as compared to 51% and 35%, respectively, in the comparable period in 2002.  We expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, with first and second quarter royalty revenues significantly higher than the third and fourth quarters as a result of this seasonality.

License and Other Revenue

License and other revenue was $9.3 million for the nine months ended September 30, 2003, a 270% increase compared to $2.5 million in the comparable period in 2002. License and other revenue recognized in the nine months ended September 30, 2003 primarily consists of an upfront licensing fee for certain development rights to our SMART M195 antibody (Zamyl) conjugated to alpha-emitting radioisotopes, milestone payments associated with a patent licensing agreement, an option license exercise payment and license maintenance fees.  License and other revenue for the nine months ended September 30, 2002 primarily consisted of a patent license fee and license maintenance fees.

	Nine Months Ended September 30,
(In thousands)	2003	2002	% Change
Costs and Expenses
Research and development	$59,955	$42,245	42%
General and administrative	18,619	13,677	36%
Acquired in-process research and development	37,834	—	N/A
Total costs and expenses	$116,408	$55,922	108%

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2003 increased to $60.0 million, a 42% increase compared to $42.2 million in the comparable period in 2002.  Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and clinical supply costs, research and development funding provided to third parties and an allocation of facility costs.  The increase for the nine months ended September 30, 2003 was primarily due to an increase in research and development personnel headcount of approximately 120 employees, in large measure resulting from personnel costs of approximately $10.6 million as a result of the acquisition of Eos and additional employees required to pursue our development programs, expanded clinical development activities for our major research and development projects of approximately $2.8 million and increase in facility-related costs of $3.0 million, partially offset by lower preclinical study costs. We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

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

		Phase of		Estimated Completion of	Nine Months Ended September 30,
Product	Description/Indication	Development	Collaborator	Current Phase	2003	2002
					(In thousands)
Current Product Candidates
Daclizumab					$11,325	$5,943
	Asthma	Phase II	—	2004
	Ulcerative Colitis	Phase II	—	2004

HuZAF					17,815	9,067
	Crohn’s Disease	Phase II	—	2004
	Psoriasis	Phase I/II	—	Completed (1)

Nuvion					6,494	2,495
	Steroid Refractory Graft Vs. Host Disease	Phase II	—	Completed (1)
	Ulcerative Colitis	Phase I	—	2003

Anti-α5β1 integrin Mab (2)	Solid Tumors	Phase I	—	2004	1,764	—

Out-license Candidates and Other
Anti-IL-4	Asthma	Phase IIa	GlaxoSmithKline	Completed (3)	1,138	2,250

Anti-IL-12	Autoimmune Diseases	Phase I	—	Completed (4)	266	2,195

Remitogen					390	2,195
	Non-Hodgkin’s B-Cell Lymphoma	Phase II	—	Completed (5)
	Solid Tumors	Phase I	—	2003

Zamyl (SMART M195)	Acute Myeloid Leukemia	Phase III	—	Completed (6)	224	3,925

Other (7)	—	—	—	—	20,539	14,175

	Total Research and Development Costs				$59,955	$42,245

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

(7)          No single potential product included in “other” constitutes more than 5% of the total research and development costs for the period presented.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2003 were $18.6 million, a 36% increase compared to $13.7 million in the comparable period in 2002.  General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  The $4.9 million increase in general and administrative expenses for the nine months ended September 30, 2003 as compared to the 2002 period was primarily due to increased personnel and recruiting costs of $3.5 million to support our expanded operations, an increase in facility-related costs of $0.5 million, stock-based compensation expense related to the issuance of stock options to consultants of $0.2 million, increased amortization of costs associated with the issuance of our 2.75% Convertible Subordinated Notes in July 2003 of $0.2 million and higher costs related to our 2002 annual report of $0.2 million. We expect that general and administrative expenses will continue to increase as we continue to build our organization.

Acquired In-process Research and Development

In connection with the April 2003 acquisition of Eos, we recorded a charge for acquired in process research and development of $37.8 million for the nine months ended September 30, 2003. The charge was due to Eos’ incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of that date as of the acquisition date.

	Nine Months Ended September 30,
(In thousands)	2003	2002	% Change
Interest and Other Income and Expense
Interest income	$13,049	$20,135	(35)%
Other income	103	—	N/A
Interest expense	(6,560)	(6,516)	1%
Impairment loss on investment	(150)	—	N/A

Interest and Other Income and Expense

Interest income for the nine months ended September 30, 2003 decreased compared to the same period in 2002 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and to a lesser extent, average lower invested balances.

Other income is related to earn-out payments received on sales of oligonucleotides from the purchaser of the assets  of a subsidiary sold by Eos in March 2001.

Interest expense for the nine months ended September 30, 2003 increased slightly compared to the same period in 2002, due to increased interest expense resulting from the issuance of the Convertible Notes, partially offset by increased capitalized interest. Capitalized interest for the nine months ended September 30, 2003 and 2002 was $1.7 million and $0.2 million, respectively, in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Impairment Loss on Investment

As of March 31, 2003, we estimated that our investment in Signature BioScience, Inc. had become fully impaired and that such impairment was other than temporary.  Accordingly, we recorded an impairment charge of $150,000 in March 2003.

Income Taxes

We have recorded a tax provision of approximately $60,000 for the nine months ended September 30, 2003 primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee, compared to $27,000 for the comparable period in 2002. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At September 30, 2003, we had cash, cash equivalents and marketable securities (including restricted investments) in the aggregate of $787.8 million, compared to $606.4 million at December 31, 2002.

Net cash used in operating activities for the nine months ended September 30, 2003 was approximately $7.4 million as compared to net cash provided by operating activities of $0.1 million in the comparable period in 2002.  For the nine month period ended September 30, 2003, the change in cash used in operating activities as compared to cash provided by operating activities in the 2002 period related primarily to the funding of greater net losses, increases in other current assets and other assets resulting from the transaction costs associated with the issuance of our Convertible Notes, which will be amortized over 7 years, partially offset by an increase in accounts payable and accrued liabilities resulting from the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by investing activities for the nine months ended September 30, 2003 was $11.6 million compared to $116.0 million in the comparable period in 2002.  The change in the 2003 period was primarily the result of fewer maturities of marketable securities and increased purchases of marketable securities and restricted investments, as well as increased purchases of land, property, plant and equipment.  Purchases of property, plant and equipment in 2003 are primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota.  Purchases of land, property, plant and equipment in 2002 primarily consisted of land and equipment purchases the renovation of our existing Plymouth, Minnesota manufacturing facility as well as construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $251.4 million compared to $3.0 million in the comparable period in 2002.  The change in 2003 from 2002 was primarily the result of the proceeds of our Convertible Notes issued in July 2003, a decrease in the exercise of stock options and an increase in payments on other long-term debt as part of the liabilities assumed in the acquisition of Eos.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (Convertible Notes).  The Convertible Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option.  Interest on the Convertible Notes is payable semiannually in arrears on February 16 and August 16 of each year.  The Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The Convertible Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

Effective October 1, 2003, we entered into an amendment to our collaboration agreement with Roche, pursuant to which we obtained exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation.

In connection with the new arrangement, in October 2003, we paid Roche $80 million in cash for return of exclusive rights in indications other than transplantation and a reversion right, exercisable by us in 2006 but effective in 2007, to repurchase all rights in remaining transplant indications, unless earlier elected by Roche.  To effectuate the transfer of Zenapax in the transplantation indications, we will pay an additional exercise fee to Roche based on the average annual gross sales of Zenapax during the period from January 1, 2004 through the calendar quarter prior to the date of notice of the exercise, or Roche’s notice of its decision to transfer the rights to us prior to our exercise date.  If we do not receive transplantation rights, we would pay modest royalties to Roche on any sales in all diseases other than transplantation, and would continue to receive royalties on sales of Zenapax in transplantation.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next five years.  Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products by third-party licensees, which products currently include Synagis, Herceptin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology; and interest income.  In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means.  No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

COMMITMENTS

Our commitments consist of leases for real property associated with our operations, commitments to certain collaborators and outstanding debt and construction-related obligations.

In Fremont, California; Menlo Park, California; Somerville, New Jersey; Plymouth, Minnesota and Paris, France, we occupy leased facilities under agreements that expire in 2006, 2005, 2005, 2009 and 2004, respectively.  We also have leased certain office equipment under operating leases.  In October 2003, we leased additional general office and research and development space in Fremont, California under an agreement that will expire in December 2006.

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

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the 5.50% Convertible Notes).  The 5.50% Convertible Notes are convertible at the holders’ option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events.  Interest on the 5.50% Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year.  The 5.50% Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness.  The 5.50% Convertible Notes were redeemed by us in November 2003.

In connection with the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, we have entered into, and will continue to enter into, agreements with third parties for the design and construction of the facility.  In July 2002, we engaged Fluor Daniel (a division of Fluor Enterprises) to handle the engineering and certain procurement services for the new facility.  In addition, we have recently engaged Fluor Daniel to perform systems integration and assist in commissioning of the facility.  Under these arrangements, we will owe an aggregate of approximately $27.4 million of which approximately $6.5 million is remaining to be paid in 2003 and 2004.  The design and project management work to be completed under this agreement was substantially completed  in the third quarter of 2003 and the construction support, systems integration and commissioning work is scheduled to be completed by the third quarter of 2004.  In addition, we have entered into various commitments related to the manufacturing equipment and validation services required for the new facility of approximately $31.9 million, of which approximately $24.4 million remains to be paid in 2003 and 2004.  In May 2003, we signed agreements with McGough Construction for the construction management and certain construction services for the facility.  Under those agreements, we will owe an estimated aggregate of approximately $94.0 million of which approximately $72.0 million remains to be paid in 2003 and 2004.  The facility construction is scheduled to be completed in 2004.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (Convertible Notes).  The Convertible Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option.  Interest on the Convertible Notes is payable semiannually in arrears on February 16 and August 16 of each year.  We pledged a portfolio of U.S. government securities costing approximately $20.7 million as security for the Convertible Notes.  These securities, and the earnings thereon, will be sufficient to pay the first six scheduled interest payments due on the Convertible Notes.  The pledged amount of $20.7 million has been classified as restricted investments on our balance sheet.  The portion related to payments to be made within one year, $7.4 million, is reflected on the balance sheet within marketable securities and the portion related to payments to be made thereafter, $13.3 million, is reflected on the balance sheet as long-term restricted investments. The Convertible Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The Convertible Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes.

Our material contractual obligations under lease, debt and construction agreements for the next five years, and thereafter, are as follows:

	PAYMENTS DUE BY PERIOD
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases (2)	$4,265	$4,477	$1,749	$320	$10,881
Long-term debt	1,139	2,278	2,278	6,928	12,623
5.50% Convertible debentures (3)	155,913	—	—	—	155,913
2.75% Convertible debentures	6,875	13,750	13,750	263,750	298,125
Construction contracts	97,083	5,829	—	—	102,912
Total contractual obligations	$265,275	$26,334	$17,777	$270,998	$580,454

(1)          This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and / or likelihood of such payments are not known in any period presented above.

(2)          Includes lease obligations associated with the acquisition of Eos.

(3)          Includes the early redemption and call premium, as of November 2003, of our 5.5% Convertible Subordinated Notes in the principal amount of $150 million due February 2007.

RISK FACTORS

You should carefully consider and evaluate all of the information included and incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factors listed below. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.

Keep these risk factors in mind when you read forward-looking statements contained in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein. These statements relate to our expectations about future events and time periods. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

We have a history of operating losses and may not achieve sustained profitability.

In general, our expenses have exceeded revenues. As of September 30, 2003, we had an accumulated deficit of approximately $147.4 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

In the absence of substantial revenues from new agreements with third party business partners, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will continue to incur substantial operating losses.

We have substantial outstanding indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

In connection with our sale of the notes in July 2003, we incurred $250.0 million of indebtedness, set to mature in August 2023. Our total consolidated long-term debt as of September 30, 2003 was $410.2 million and constituted approximately 44% of our total pro forma capitalization as of such date. On November 3, 2003, we redeemed all of the outstanding 5.50% notes, due February 15, 2007, in the aggregate principal amount of $150.0 million.  On a pro forma basis, taking into account the redemption of our outstanding 5.50% notes, out total consolidated long-term debt as of September 30, 2003 was approximately $260.2 million which constituted approximately 33% of our total pro forma capitalization as of such date.  The indenture relating to the 2003 notes does not restrict our ability to incur additional indebtedness, including debt that is senior to the notes.

The degree to which we are leveraged could have important consequences, because:

•                  it could affect our ability to satisfy our obligations under the July 2003 notes;

•                  a substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisition or general corporate or other purposes;

•                  our ability to obtain additional financing in the future may be impaired;

•                  we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•                  our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•                  it may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general.

Our ability to make payments on and, if necessary, to refinance our debt, including the July 2003 notes, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, business, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our debt, including the July 2003 notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the July 2003 notes, on or before maturity. We cannot assure you that we would be able to refinance any of our debt, including the notes, on commercially reasonable terms or at all.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We have appealed this decision. We have received notice that an oral hearing before the Technical Board of Appeal of the European Patent Office has been scheduled to consider this case in November 2003. Until our appeal is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if our appeal is unsuccessful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division’s decision could encourage challenges of our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the appeals process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the appeal is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related US and

Japanese patents.

Eight notices of opposition have been filed with respect to our second European antibody humanization patent and we have filed our response with the European Patent Office. Oral hearings, originally scheduled to take place in October 2003, have been postponed by the European Patent Office.  No new date has been set for the hearings.

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

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, and paying royalties under existing patent licenses with us. To date, we have been successful in obtaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to be successful in our licensing efforts in the future. For example, Genentech recently announced that it had initiated the market launch of Xolair, a humanized antibody. Based on our evaluation to date of publicly available information, we believe that Xolair is covered under the claims of our humanization patents. Genentech has stated that it does not believe Xolair is covered by our patents and we are having discussions with Genentech in an effort to resolve this issue. Additionally, other antibody-based therapeutics with respect to which we may receive royalties, include Raptiva and Avastin, two Genentech products. Raptiva was approved by the FDA on October 27, 2003 and Avastin may be approved by the FDA in the near future.  There can be no assurance that Genentech will exercise its rights to obtain licenses under our antibody humanization patents or that other licensees or prospective licensees will take licenses, or exercise rights to obtain licenses to these or other products, or that existing licensees will continue to honor the terms, including royalty obligations, of their license agreements with us. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees challenge our antibody humanization patents, our revenues and financial condition could be adversely affected and we could be required to undertake additional actions, including litigation, in order to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal.  As a result, the decision revoking the patent is final; no further appeals are available.  However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech’s second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding US patent that contains claims that may be considered broader in scope than their first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent.  We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents.  This agreement expires in December 2004.  Notwithstanding this agreement,  if our humanized antibodies were covered by Celltech’s European or US patents and if we were to need more than the three licenses under those patents currently available to us under the agreement, or we are unable to negotiate an extension of this agreement beyond December 2004 on terms that are acceptable to us, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

We are also aware of issued patents that could apply to one or more of our specific products. For example, a US patent issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims issued to Advanced Biotherapy, Inc., however, do not cover treatment of either Crohn’s disease or psoriasis, the two indications currently being investigated in our HuZAF (anti-gamma interferon antibody) clinical trials. However, a European patent issued to Genentech in 1998 and a US patent issued in 2003 do have claims to the use of anti-gamma interferon inhibitors, including antibodies, for treatment of inflammatory bowel disease, including Crohn’s disease. Additional examples include an  issued US patent to Genentech claiming humanized antibodies with certain framework region substitutions that may cover some of our antibodies in development. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have had, and may in the future have, clinical setbacks that prevent us from obtaining regulatory approval for our potential products. In May 2003, we announced that we have discontinued additional clinical studies of the humanized anti-IL-4 antibody after data from a Phase IIa clinical trial of the antibody in steroid-naïve, mild/moderate asthma indicated that the anti-IL-4 antibody did not demonstrate clinical benefit compared to placebo at either of the dose levels tested. Earlier clinical trials such as Phase I and II trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed.

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

Continued funding and participation by partners will depend on the timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each partner’s own financial, competitive, marketing and strategic considerations. Such considerations include:

•                  the commitment of each partner’s management to the continued development of the licensed products or technology;

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

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with partners. Pursuant to the terms of our revised collaboration agreement with Roche, we have a right, exercisable in 2006 but effective in 2007, to repurchase all rights relating to Zenapax, including sales and marketing rights, in transplant indications, unless earlier elected by Roche.  If we elect to exercise this right, or Roche elects to transfer such rights to us, we will be responsible for the marketing and commercialization of Zenapax in all indications worldwide. While Roche must notify us at least six months prior to a transfer Zenapax to us, there can be no assurance that we will be able to establish marketing, sales and distribution capabilities for Zenapax in a timely manner.  To market products directly, we must either establish a marketing group and direct sales force or obtain the assistance of another company. We may not be able to establish marketing, sales and distribution capabilities for our other products or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and could largely depend on these partners’ marketing and promotion efforts.

If we do not attract and retain key employees, our business could be impaired.

To be successful we must retain our qualified clinical, manufacturing, scientific and management personnel. If we are unsuccessful in retaining qualified personnel, our business could be impaired.

Manufacturing difficulties could delay commercialization of our products.

Of the products that we currently have in clinical development, Hoffmann-La Roche Inc. and its affiliates (Roche) are responsible for manufacturing Zenapax.  In connection with the restructuring of our collaboration agreement with Roche, we obtained the rights to manufacture Zenapax. We are responsible for manufacturing our other products for our own development, and will begin manufacturing Zenapax following a transition period which we expect will extend to 2005. Our ability to successfully market and develop Zenapax, in particular in transplantation, depends upon our success in manufacturing Zenapax in commerical quantities.  We have not manufactured this product in the past and we will need to show comparability with material manufactured by Roche.  There can be no assurance that we will successfully manufacture Zenapax in commercial quantities and in a timely manner following the transfer of Zenapax to us by Roche.

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

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our existing manufacturing capabilities. We are currently improving our existing manufacturing plant in order to manufacture initial commercial supplies of certain products, including Zenapax. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully improve our existing manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of our products.

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

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, has received approval to market Simulect, a product competitive with Zenapax, in the United States and Europe. Novartis has acquired a significant interest in Roche. We cannot predict the impact, if any, that this relationship may have on Roche’s efforts to market Zenapax in the transplant market.

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

Manufacturing of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Additionally, when we assume responsibility for manufacturing Zenapax, we will be required to demonstrate that the material manufactured by Roche does not differ significantly from the material we produce at our manufacturing facilities.  Showing comparability between the material we produce before and after manufacturing changes, and in the case of Zenapax, between the material produced by Roche and the drug material produced by us, is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, and in the case of Zenapax, between our material and the Roche material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes or an inability to immediately show comparability between the Roche material and our material could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

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

We may not have the ability to raise the funds to repurchase the July 2003 notes on the repurchase date or to finance any repurchase offer required by the indenture.

On each of August 16, 2010, August 16, 2013 and August 16, 2018, holders of the notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For notes to be repurchased on August 16, 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of notes to be repurchased on August 16, 2013 and August 16, 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the notes may require us to repurchase all or a portion of the holder’s notes. We cannot assure you that there will be sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of notes or make our repurchase of notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the notes, we could seek the consent of the lender to purchase the notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other debt. In such circumstances, our financial condition and the value of our securities could be materially harmed.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities which limits the amount of credit exposure to any one issue, issuer, or type of instrument.  We do not use derivative financial instruments for speculative or trading purposes.  We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001.  Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible.  Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements.  However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements.  Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.  The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk.  We do not currently hedge interest rate exposure.  As of September 30, 2003, there has been no material change in our interest rate exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the three and nine months ended September 30, 2003, there was an immaterial currency exchange impact on our Statements of Operations from our intercompany transactions. As of September 30, 2003, we did not engage in foreign currency hedging activities.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Manufacturing Agreement between the Company and ICOS Corporation, a Washington corporation, dated August 29, 2003.

10.2	Amended and Restated Worldwide Agreement between the Company and Hoffmann-La Roche, a New Jersey corporation and F. Hoffmann-La Roche LTD of Basel Switzerland, dated October 1, 2003.

10.3	Lease Agreement between the Company and Abgenix, Inc., a Delaware corporation, dated July 31, 2003.

10.4	Amendment No. 2 to Sublease Agreement between the Company and FibroGen, Inc., a privately-held corporation, dated October 1, 2003.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Protein Design Labs, Inc., as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)         Reports filed on Form 8-K during the quarter ended September 30, 2003.

On July 7, we announced the offering of up to $200 million of convertible subordinated notes due 2023 in a private placement.

On June 27, 2003 we announced we received notice that an oral hearing before the Technical Board of Appeal of the European Patent Office in connection with PDL’s first European humanization patent has been scheduled to consider this case in November 2003.

On July 8, 2003, we announced the pricing of our convertible subordinated notes due 2023.

On July 29, 2003, we announced our financial results for the quarter ended June 30, 2003.

On August 14, 2003, we announced an adjustment to our financial results for the quarter ended June 30, 2003.

On August 15, 2003, we issued a press release regarding the status of our Genentech humanization patent license arrangement.

On September 30, 2003, we issued a press release regarding the restructuring of our commercial alliance with Roche.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: November 3, 2003

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer (Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Sr. Vice President and Chief Financial Officer (Principal Financial Officer)