Form 10-Q
period 2004-03-31
PROTEIN DESIGN LABS INC/DE
filed 2004-05-05
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of March 31, 2004 there were 94,140,950 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs and Nuvion are registered U.S. trademarks and the PDL logo and Zamyl are trademarks of Protein Design Labs, Inc.  Zenapax is a registered trademark of Roche.  All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Royalties	$22,010	$17,145
License and other	5,618	5,602
Total revenues	27,628	22,747

Costs and expenses:
Research and development	33,029	15,973
General and administrative	8,068	5,309
Total costs and expenses	41,097	21,282
Operating income (loss)	(13,469)	1,465

Interest and other income, net	2,284	4,672
Interest expense	(1,385)	(1,886)
Impairment loss on investment	—	(150)
Income (loss) before income taxes	(12,570)	4,101
Provision for income taxes	(48)	(32)

Net income (loss)	$(12,618)	$4,069

Net income (loss) per basic and diluted share	$(0.13)	$0.05

Shares used in computation of net income (loss) per share:
Basic	94,000	89,182

Diluted	94,000	90,150

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$358,593	$341,768
Marketable securities, including $6.8 million and $7.4 million of restricted investments at March 31, 2004 and December 31, 2003, respectively	98,257	149,863
Other current assets	7,837	11,893
Total current assets	464,687	503,524
Land, property and equipment, net	185,724	155,513
Intangible assets, net	31,723	32,311
Restricted investments	10,007	13,362
Other assets	7,911	7,320
Convertible note receivable	30,000	30,000
Total assets	$730,052	$742,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,204	$3,576
Accrued compensation	6,258	5,903
Accrued clinical trial costs	1,386	1,759
Accrued interest	874	3,204
Other accrued liabilities	18,866	19,351
Deferred revenue	—	161
Current portion of long-term obligations	1,163	1,222
Total current liabilities	33,751	35,176

Convertible subordinated notes	250,000	250,000
Notes payable	401	595
Other long-term debt	7,795	7,928

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 94,141 and 93,886 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	941	939
Additional paid-in capital	669,328	666,793
Accumulated deficit	(232,909)	(220,291)
Accumulated other comprehensive income	745	890
Total stockholders’ equity	438,105	448,331
Total liabilities and stockholders’ equity	$730,052	$742,030

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(12,618)	$4,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,611	1,423
Amortization of convertible notes offering costs	304	180
Consultant stock-based compensation expense	45	—
Amortization of intangible assets	588	—
Loss on disposal of fixed assets	397	—
Impairment loss on investment	—	150
Changes in assets and liabilities:
Interest receivable	768	1,549
Other current assets	4,056	648
Other assets	(895)	156
Accounts payable	1,629	583
Accrued liabilities	(2,833)	(2,117)
Deferred revenue	(161)	(38)
Total adjustments	6,509	2,534
Net cash provided by (used in) operating activities	(6,109)	6,603

Cash flows from investing activities:
Purchases of marketable securities	—	(30,084)
Maturities of marketable securities	50,000	110,000
Maturities of restricted investments	4,049	—
Purchases of land, property and equipment	(33,222)	(17,542)
Net cash provided by investing activities	20,827	62,374

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,493	27
Payments on other long-term obligations	(386)	(115)
Net cash provided by (used in) financing activities	2,107	(88)
Net increase in cash and cash equivalents	16,825	68,889
Cash and cash equivalents at beginning of period	341,768	287,730
Cash and cash equivalents at end of period	$358,593	$356,619

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,411	$4,294

See accompanying notes.

PROTEIN DESIGN LABS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The Consolidated Condensed Balance Sheet as of December 31, 2003 is derived from our audited consolidated financial statements.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive royalty revenues on sales of the product Synagis.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Protein Design Labs, Inc. and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as amended by SAB No. 104 (SAB 101). These revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production. Revenues, and their respective treatment for financial reporting purposes, are as follows:

Upfront and License Maintenance Fees

We generally recognize revenue from upfront fees when the agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Revenues recognized from upfront fees typically relate to patent license and patent rights agreements.

•                                          Under patent license agreements, the licensee typically obtains a non-exclusive license to one or more of our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents. We have no future performance obligations under these agreements. Consideration that we receive for patent license agreements is recognized upon execution and delivery of the patent license agreement and when payment is reasonably assured.

•                                          Under patent rights agreements, the licensee purchases a research patent license in exchange for an upfront fee and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research, and therefore, upon delivery of the patent rights agreement, the earnings process is complete and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses.  Subsequent to execution of the agreement, the licensee has the right to purchase patent licenses to certain designated targets, for which the licensee pays separate consideration at a later date. Such consideration is recognized upon exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

•                                          Under our humanization agreements, the licensee typically pays an upfront fee for us to humanize an antibody. These upfront fees are recognized as the humanization work is performed, which is typically over three to six months.

•                                          Under patent license agreements and humanization agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Royalties

Under some of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of products. Generally, we receive royalty reports from such licensees approximately one quarter in arrears; that is, generally at the end of the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenue in the quarter it is reported to us (i.e., generally royalty revenue is recognized one quarter following the quarter in which sales occurred).

Milestones

We enter into patent license and humanization agreements that may contain milestones related to reaching particular stages in product development.  We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved.  Generally, there are three types of agreements under which a customer would owe us a milestone payment:

•                                          Humanization agreements provide for the payment of certain milestones to us after the completion of services to perform the humanization process. These milestones generally include delivery of a humanized antibody meeting a certain binding affinity and, at the customer’s election, delivery of a cell line meeting certain criteria described in the original agreement.

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

Multiple Element Arrangements

If we determine that separate elements exist under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), we recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete, payment is reasonably assured and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement.

Stock-Based Compensation

At March 31, 2004, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation.

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003

Net income (loss), as reported	$(12,618)	$4,069
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(5,755)	(4,028)

Pro forma net income (loss)	$(18,373)	$41

Basic and diluted net income (loss) per share:
As reported	$(0.13)	$0.05
Pro forma	$(0.20)	$0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the periods ended March 31, 2004 and 2003, respectively: (a) no dividends; (b) expected volatility of 69% and 78%; (c) weighted-average risk-free interest rates of 3.0% and 2.9%; and (d) expected lives of 5 years.  These assumptions are subjective, and changes in these assumptions would materially affect the fair value estimates.

On March 31, 2004, the FASB issued the Exposure Draft “Share Based Payment,” which would require all equity-based awards to employees to be recognized in the income statement based on their fair values.  We expect that the final standard will be issued in late 2004, and we would be required to adopt the standard on January 1, 2005. Therefore, we expect that our accounting policy for employee stock-based compensation will change significantly in 2005.

We account for stock options granted to non-employees at fair value using the Black-Scholes Option Valuation Model in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company.

Segment and Concentrations Disclosure

In accordance with FASB Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. We have no product revenue and have only one segment with facilities located primarily within the United States. The majority of our revenues are earned in the United States.

Revenues from Genentech in the first quarters of 2004 and 2003 accounted for 33% and 25% of total revenues, and revenues from MedImmune in the first quarters of 2004 and 2003 accounted for 42%

and 43% of total revenues, respectively.  Revenues from Seattle Genetics, Inc. accounted for 11% of total revenues in the first quarter of 2004. No other revenue from any other source exceeded 10% of total revenues for either period presented.

Capitalized Software

During the first quarter of 2004, we adopted Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). Pursuant to SOP 98-1, we recognize costs incurred in the preliminary planning phase of software development as expense as the costs are incurred.  Software development costs incurred in the application development phase are capitalized and are included in property and equipment. Once the developed software is placed into service, these costs are amortized into expense over the estimated useful life of the software.

2. Net Income (Loss) Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share,” basic and diluted net income (loss) per share amounts have been computed using the weighted average number of shares of common stock outstanding during the periods presented.  For the quarter ended March 31, 2004, we incurred a net loss, and as such, we did not include the effect of outstanding stock options or outstanding convertible notes in the diluted net loss per share calculations, as their effect would be anti-dilutive. For the quarter ended March 31, 2003, the calculation of diluted net income per share also includes the effect of dilutive outstanding stock options, but does not include the effect of outstanding convertible notes because the assumed conversion of these notes would be anti-dilutive.

The following is a reconciliation of the denominators used in the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$(12,618)	$4,069

Denominator:
Basic net income (loss) per share—Weighted-average shares	94,000	89,182
Dilutive potential common shares—Stock options	—	968

Denominator for diluted net income (loss) per share	94,000	90,150

Basic and diluted net income (loss) per share	$(0.13)	$0.05

The total number of shares excluded from the calculations of diluted net income (loss) per share for outstanding convertible notes was 12,415,450 and 3,974,000 for the quarters ended March 31, 2004 and 2003, respectively. The total number of shares excluded from the calculation of diluted net loss per share for outstanding stock options was approximately 4,289,000 for the quarter ended March 31, 2004.

3. Comprehensive Income (Loss)

For the three months ended March 31, 2004, comprehensive loss was $12.8 million as compared to comprehensive income of $2.5 million for the three months ended March 31, 2003.  Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gains and losses on our available-for-sale securities.

4. Other Accrued Liabilities

At March 31, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

(In thousands)	March 31, 2004	December 31, 2003
Construction-in-process	$13,020	$14,568
Consulting and services	2,520	2,409
Other	3,326	2,374
	$18,866	$19,351

5. Collaborations

In January 2004, we entered into certain agreements with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license to SGI under our humanization patents and paid $500,000 in cash in exchange for expanded access to SGI’s drug conjugate and linker technology. Under the patent rights agreement, SGI also has the right to obtain additional patent licenses upon payment of additional fees, and upon the future commercialization of the products, SGI will pay us royalties on product sales.

In accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), we established the value of the drug conjugate and linker technology that we acquired from SGI based on the fair value of the consideration given to SGI, which included the patent rights and patent license granted to SGI and cash consideration of $500,000. Based on the vendor-specific objective evidence of fair value of the patent rights and patent license granted to SGI, which is based on the terms of similar agreements that we have signed with third parties, we deemed the fair value of the patent rights and patent license to be $3.0 million.  Therefore, the fair value of the drug conjugate and linker technology acquired from SGI was $3.5 million. As this early-stage technology has not reached technological feasibility and has no alternative future use in our research and development programs, in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs,” we recognized the $3.5 million as research and development expense in the first quarter of 2004.

In accordance with EITF 00-21, we deemed the fair value of the patent rights and patent license granted to SGI to be $3.0 million.  As we have culminated the earnings process as proscribed under APB 29 and have satisfied revenue recognition criteria under SAB 101, we recognized revenue of $3.0 million in the first quarter of 2004 upon the execution of the agreements.

6. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents.  During the quarter ended March 31, 2004, we recognized net periodic benefit cost of approximately $62,000. This expense includes service cost, interest cost, and amortization of prior service cost.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. All of our revenues are derived from licensing, humanization and royalty arrangements. During the first quarter of 2004, we received royalties on six marketed products, with approximately 86% of our royalty revenues derived from the Herceptin antibody product marketed by Genentech and the Synagis antibody product marketed by MedImmune. We do not currently anticipate having proprietary marketed products prior to 2007. Accordingly, our revenues and related cash flows continue to depend substantially on the success of our licensees and our ability to enter into new licensing and royalty arrangements.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of March 31, 2004, we had an accumulated deficit of approximately $232.9 million.   We expect that our expenses will increase over the next several years because of the extensive resource commitments required to identify and develop antibody candidates, to achieve regulatory approval and to market potential products for commercial success for any individual product.  Over the next several years, we also expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, manufacturing, marketing and sales capabilities. Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we do not expect to achieve sustained profitability until we are able to market and sell products. Since our goal is to launch our first product or products into the North American market by 2007, our ability to achieve this cash-flow positive position would not occur sooner than that, even if we were successful.

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

In the absence of substantial revenues from new corporate collaborations or patent rights or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses and may require additional capital to fully execute our business strategy.

In January 2004, we entered into certain agreements with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license to SGI under our humanization patents and paid $500,000 in cash in exchange for expanded access to SGI’s drug conjugate and linker technology. Under the patent rights agreement, SGI also has the right to obtain additional patent licenses upon payment of additional fees, and upon the future commercialization of the products, SGI will pay us royalties on product sales.  As the drug conjugate and linker technology that we acquired from SGI has not reached technological feasibility and has no alternative future uses in our research and development programs, we recognized the fair value of the technology, or $3.5 million, as research and development expense in the first quarter of 2004.  Additionally, we recognized $3.0 million, the fair value of the patent rights and patent license granted to SGI, as license revenue.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.

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

Under our humanization agreements, the licensee typically pays an upfront fee for us to “humanize” an antibody. These upfront fees are recognized as the humanization work is performed, which is typically over three to six months. We follow this method because we can reliably estimate the progress of each project based on information from our scientists. Due to our extensive experience in humanizing antibodies, coupled with the short-term nature of the humanization contracts, the likelihood that the actual progress is materially different than that reflected in our revenues at the end of any particular reporting period is low. Historically, revenues recognized have approximated actual progress under each humanization agreement.

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

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Revenues

(In thousands)	Three Months Ended March 31,
	2004	2003	% Change
Royalties	$22,010	$17,145	28%
License and other	5,618	5,602	0%
Total revenues	$27,628	$22,747	21%

Royalties

Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth increased during the first quarter of 2004 compared to the comparable period in 2003 due primarily to the increase in reported product sales of MedImmune’s Synagis and Genentech’s Herceptin humanized antibody products.  To a lesser extent, the increase from the prior-year period relates to royalties recognized on sales of two additional products, Genentech’s Xolair and Raptiva products, which were launched in the second half of 2003.  Royalty payments from sales of Synagis and Herceptin accounted for 53% and 33% of our royalty revenues for the three months ended March 31, 2004 as compared to 57% and 33% in the comparable period in 2003.

Beginning in the second quarter of 2004, we will recognize royalty revenue from sales of Genentech’s Avastin humanized antibody product. We expect that royalty revenues will continue to increase as the number of drugs from which we receive royalty revenue has increased from four to seven over the past three quarters.  Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized primarily consisted of upfront patent licensing and patent rights fees, milestones, and license maintenance fees.  License and other revenues were relatively flat from the comparable period in 2003 due to increased patent rights and licensing revenues offset by lower milestone revenues.

License and other revenues recognized in the first quarter of 2004 included an upfront license fee from Genentech for its Avastin product following approval by the US Food and Drug Administration, two milestone payments and license maintenance fees.  In addition, in connection with certain agreements signed with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license as partial consideration for expanded access to SGI’s drug conjugate and linker technology, we recognized license revenue of $3.0 million, which we determined to be the fair value of the patent rights and patent license.

License and other revenues recognized in the first quarter of 2003 primarily consisted of an upfront licensing fee from Actinium Pharmaceuticals, Inc. for certain development rights to our SMART M195 (Zamyl) antibody conjugated to alpha-emitting radioisotopes, a milestone payment associated with a product licensing agreement and license maintenance fees.

Costs and Expenses

(In thousands)	Three Months Ended March 31,
	2004	2003	% Change
Research and development	$33,029	$15,973	107%
General and administrative	8,068	5,309	52%
Total costs and expenses	$41,097	$21,282	93%

Research and Development

Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs.   The increase in the first quarter of 2004 when compared to the comparable prior-year period was primarily due to an increase in research and development personnel headcount of approximately 49 employees and associated costs of approximately $5.6 million, in-licensing fees of $3.5 million for expanded rights to certain drug conjugate and linker technology acquired from SGI, contract manufacturing services of $2.4 million, an increase in facility-related costs of $2.0 million, and higher clinical development expenses for our major research and development projects of approximately $1.5 million.   We expect our research and development expenses will increase further as we continue to advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Three Months Ended March 31,
					2004	2003

Current Product Candidates
Daclizumab					$6,323	$2,898
	Asthma	Phase IIa	—	2004
	Ulcerative colitis	Phase II	—	2004

HuZAF	Crohn’s disease	Phase IIa		2004	3,497	4,474

Nuvion	Severe steroid-refractory Ulcerative colitis	Phase I/II	—	2004	4,602	1,736

Anti-a5b1 integrin Mab (1)	Solid tumors	Phase I	—	2004	5,297	—

Other (2)			—		13,310	6,865
	Total Research and Development Expenses				$33,029	$15,973

(1)                                  Product acquired from Eos in April 2003.

(2)                                  No single clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as seven to ten years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses,” “If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products” sections of our Risk Factors.

Acquired In-Process Research and Development

In connection with the April 2003 acquisition of Eos, we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date.  A summary and the status of these programs follows:

Program	Description	Status of Development	Value Assigned (in thousands)

Anti-angiogenesis (M200, Anti-a5b1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers	Phase I clinical trials initiated in June 2003, and Phase II clinical trials are expected to commence by the end of 2004	$24,067
Ocular Neovascularization (F200, Anti-a5b1 Integrin Antibody)	Fab fragment of Anti-a5b1 Integrin Antibody for ocular indications, including age-related macular degeneration	IND filing expected in 2005*	$13,767

*   Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

In addition, in 2003 we recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that are currently being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.  Significant changes to the acquired in-process research and development daclizumab projects since December 31, 2003 are as follows:

In March 2004, we reported positive results from the initial clinical study of daclizumab in patients with chronic, persistent asthma whose disease is not well controlled with high doses of inhaled corticosteroids.   We currently expect that the next trial of daclizumab in asthma will be a Phase II trial in which daclizumab is administered subcutaneously, expected to commence in late 2004 or early 2005.

General and Administrative Expenses

General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  General and administrative expenses for the three months ended March 31, 2004 increased from the comparable period in 2003 primarily due to increased personnel-related expenses of approximately $1.3 million, increased facilities-related costs of approximately $0.4 million, increased outside services expenses of approximately $0.9 million, and increased legal costs related to our intellectual property, licensing and other contractual matters of approximately $0.2 million.  We expect that general and administrative expenses will continue to increase as we continue to expand our organization to support our efforts to advance and manufacture products in development.

Interest and Other Income, Interest Expense and Impairment Loss on Investment

(In thousands)	Three Months Ended March 31,
	2004	2003	% Change
Interest and other income, net	$2,284	$4,672	(105%)
Interest expense	(1,385)	(1,886)	(27%)
Impairment loss on investment	—	(150)	(100%)

Interest Income and Expense

Interest income for the three months ended March 31, 2004 decreased due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and to a lesser extent, lower invested balances.

Interest expense for the three months ended March 31, 2004 decreased as a result of capitalizing approximately $0.8 million of our interest cost in connection with the development activities for our future manufacturing facilities, compared to capitalization of such costs of $0.5 million in the comparable period of 2003. Further, interest expense decreased slightly from the same period in the prior year due to a lower interest rate on our outstanding 2.75%, $250 million convertible subordinated notes that were issued in July 2003, as compared to our 5.50%, $150 million convertible notes that were outstanding during the first quarter of 2003 but redeemed in the fourth quarter of 2003, offset by the amortization of slightly higher issuance costs associated with our 2.75%, $250 million convertible subordinated notes.

Impairment Loss on Investment

During the first quarter of 2003, we recorded an impairment charge of $150,000 related to a complete write-down of shares of Signature BioScience, Inc. convertible preferred stock that we acquired during 2002 in exchange for the sale of the assets of our small molecule group.

Income Taxes

We have recorded a tax provision of approximately $48,000 for the three months ended March 31, 2004 primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee, compared to $32,000 for the comparable period in 2003. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At March 31, 2004, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $466.9 million, compared to $505.0 million at December 31, 2003.

Net cash used in operating activities for the three months ended March 31, 2004 was $6.1 million compared to net cash provided by operating activities of $6.6 million for the three months ended March 31, 2003.  The change from the 2003 period was primarily due to a net loss position in the 2004 period as compared to a net income position in the 2003 period, which was the result of higher research and development spending, offset by higher non-cash expenses, including depreciation and amortization, amortization of debt issuance costs from the issuance of our 2.75%, $250 million convertible notes in July 2003, and the amortization of intangible assets acquired in the second and fourth quarters of 2003.  In addition, we had higher amortization of prepaid and other current assets during the first quarter of 2004.

Net cash provided by investing activities for the three months ended March 31, 2004 was $20.8 million compared to $62.4 million in the comparable period in 2003.  The change from the 2003 period was primarily the result of fewer maturities of our marketable securities and higher capital expenditures in the first quarter of 2004.  Capital expenditures in the first quarters of 2004 and 2003 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities for the three months ended March 31, 2004 was $2.1 million compared to net cash used in financing activities of $0.1 million in the comparable period in 2003.  In both periods, financing activities primarily related to the exercise of employee stock options offset by payments on our long-term obligations.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next four years.  Our future capital requirements will depend on numerous factors, including, among others, interest income, royalties from sales of products by third party licensees, including Synagis, Herceptin, Xolair, Raptiva, Avastin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.  In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means.  No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt and construction agreements have not changed significantly from those at December 31, 2003, as disclosed in our Annual Report on Form 10-K filed on March 8, 2004.

In addition, as of March 31, 2004, we have made payments totaling $1.6 million to ICOS Corporation pursuant to a manufacturing agreement for the manufacture of supplies of clinical trial materials for one of our products.  The aggregate amount of all potential future payments that we may make under that agreement is $4.8 million.

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

In general, our expenses have exceeded revenues. As of March 31, 2004, we had an accumulated deficit of approximately $232.9 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

In the absence of substantial revenues from new agreements with third-party business partners, significant royalties on sales of products licensed under our intellectual property rights, product sales or other uncertain sources of revenue, we will incur substantial operating losses and may require additional capital to fully execute our business strategy.

We have substantial outstanding indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our 2.75% $250 million convertible notes.

In connection with our sale of the 2.75% convertible notes, referred to as the Notes, in July 2003, we incurred $250.0 million of indebtedness, set to mature in August 2023, although callable as early as 2010. Our total consolidated long-term debt as of March 31, 2004 was $258.2 million and constituted approximately 37% of our total pro forma capitalization as of such date. The indenture relating to the Notes does not restrict our ability to incur additional indebtedness, including debt that is senior to the Notes.

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

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, if we are required to recognize expense for stock options, we will incur significantly higher losses. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: the scope and validity of our second European patent; and, whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents, and if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

With respect to our second European antibody humanization patent, eight notices of opposition were filed.  We have filed a response with the European Patent Office. Oral hearings, originally scheduled to take place in October 2003, were postponed by the European Patent Office. The European Patent Office recently notified us that the new oral hearing dates are scheduled for the end of June and early July 2004.

In Japan, three opposition statements were filed with the Japanese Patent Office with respect to our Japanese humanization patent. The Japanese Opposition Board’s subsequent decision supported one aspect of the position of the opponents, to which we filed two responses. Ultimately, we received a final determination from the Japanese Patent Office examiner affirming the Opposition Board’s earlier decision. We have appealed this decision to the Tokyo High Court. A hearing was held in April 2003.  We expect that the Tokyo High Court will render a decision within one to two years.  The patent remains valid and enforceable during the appeal process. If this appeal is unsuccessful, we will then have an opportunity to appeal to the Japanese Supreme Court.

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

Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents. For example, BTG International Limited (successor in interest to the Medical Research Council) recently has been issued a U.S. patent, to which we have a license, with claims that might be construed to overlap with our issued humanization patents. While the significance of this new U.S. patent is unclear, if it is determined to conflict with our U.S. patents or patent applications, we may become involved in patent office or legal proceedings to determine which company was the first to invent the technology and processes contained in each of the respective patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech’s second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents. This agreement expires in December 2004. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, or we are unable to negotiate an extension of this agreement beyond December 2004 on terms that are acceptable to us, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

We are also aware of issued patents that could apply to one or more of our specific products. For example, a U.S. patent issued to Advanced Biotherapy, Inc. has claims to the use of anti-gamma interferon antibodies to treat certain autoimmune diseases. The claims issued to Advanced Biotherapy, Inc., however, do not cover treatment of Crohn’s disease, the indication currently being investigated in our HuZAF (fontolizumab, anti-gamma interferon antibody) clinical trials. However, a European patent issued to Genentech in 1998 and a U.S. patent issued in 2003 do have claims to the use of anti-gamma interferon inhibitors, including antibodies, for treatment of inflammatory bowel disease, including Crohn’s disease. As a result, we might be required to obtain licenses from others. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

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

To be successful we must attract additional and retain qualified clinical, manufacturing, scientific and management personnel. If we are unsuccessful in attracting and retaining qualified personnel, our business could be impaired.

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

In addition, during 2003 the FDA completed the transfer of regulatory responsibility, review and continuing oversight for many biologic therapeutic products, including antibody therapeutics, from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). This transfer of responsibility could result in new regulatory standards, which could result in delays in development or regulatory approvals for our potential products. In addition, when we assume responsibility for manufacturing Zenapax, we will be required to demonstrate that the material manufactured by Roche is comparable to the material we produce at our manufacturing facilities. New regulations resulting from the transfer of regulatory responsibility from CBER to CDER could make it more difficult for us to show comparability which could delay development and regulatory approval of Zenapax in new indications or reduce or interrupt commercial sales of Zenapax for the prevention of acute kidney transplant rejection.

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

Future changes in financial accounting standards, including proposed changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument.  We do not use derivative financial instruments for speculative or trading purposes.  We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001.  Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible.  Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements.  However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements.  Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.  The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk.  We do not currently hedge interest rate exposure.  As of March 31, 2004, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the three months ended March 31, 2004 and 2003, there was no material currency exchange impact on our Consolidated Condensed Statements of Operations from our intercompany transactions. As of March 31, 2004, we did not engage in foreign currency hedging activities.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2003.  No significant changes in the status of disclosed items have occurred since December 31, 2003.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Amendment No. 1 to Special Compensation and Employment Agreement Dated May 1, 2002 Between Laurence Jay Korn and Protein Design Labs, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Protein Design Labs, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)         Reports filed on Form 8-K during the quarter ended March 31, 2004.

On February 26, 2004, we announced our financial results for the year and quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: April 30, 2004

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)