Form 10-Q
period 2004-06-30
PROTEIN DESIGN LABS INC/DE
filed 2004-08-09
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 19, 2004 there were 95,122,446 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs and Nuvion are registered U.S. trademarks and the PDL logo, HuZAF and Zamyl are trademarks of Protein Design Labs, Inc.  Zenapax is a registered trademark of Roche.  All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Royalties	$24,731	$17,905	$46,741	$35,050
License and other	1,052	3,096	6,670	8,698
Total revenues	25,783	21,001	53,411	43,748

Costs and expenses:
Research and development	32,009	20,538	65,038	36,511
General and administrative	7,450	7,193	15,518	12,502
Acquired in-process research and development	—	37,834	—	37,834
Total costs and expenses	39,459	65,565	80,556	86,847
Operating loss	(13,676)	(44,564)	(27,145)	(43,099)

Interest and other income, net	2,583	4,188	4,867	8,861
Interest expense	(1,351)	(1,755)	(2,736)	(3,641)
Impairment loss on investment	—	—	—	(150)
Loss before income taxes	(12,444)	(42,131)	(25,014)	(38,029)
Provision for income taxes	8	18	56	49

Net loss	$(12,452)	$(42,149)	$(25,070)	$(38,078)

Net loss per basic and diluted share	$(0.13)	$(0.45)	$(0.27)	$(0.42)

Shares used in computation of net loss per basic and diluted share:	94,587	93,301	94,294	91,242

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$137,087	$341,768
Marketable securities, including $6.8 million and $7.4 million of restricted investments at June 30, 2004 and December 31, 2003, respectively	291,880	149,863
Other current assets	6,445	11,893
Total current assets	435,412	503,524
Land, property and equipment, net	208,412	155,513
Intangible assets, net	31,135	32,311
Restricted investments	10,046	13,362
Other assets	6,804	7,320
Convertible note receivable	30,000	30,000
Total assets	$721,809	$742,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,998	$3,576
Accrued compensation	6,486	5,903
Accrued clinical trial costs	1,734	1,759
Accrued interest	2,593	3,204
Other accrued liabilities	12,552	19,351
Deferred revenue	—	161
Current portion of long-term obligations	1,089	1,222
Total current liabilities	30,452	35,176

Convertible subordinated notes	250,000	250,000
Notes payable	245	595
Other long-term debt	7,658	7,928

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 95,118 and 93,886 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	951	939
Additional paid-in capital	679,241	666,793
Accumulated deficit	(245,361)	(220,291)
Accumulated other comprehensive income (loss)	(1,377)	890
Total stockholders’ equity	433,454	448,331
Total liabilities and stockholders’ equity	$721,809	$742,030

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(25,070)	$(38,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	37,834
Depreciation and amortization	5,528	3,298
Amortization of convertible notes offering costs	605	360
Stock-based compensation expense	560	199
Amortization of intangible assets	1,176	176
Loss on disposal of fixed assets	514	—
Impairment loss on investment	—	150
Changes in assets and liabilities:
Interest receivable	407	2,425
Other current assets	5,448	859
Other assets	(88)	790
Accounts payable	2,422	3,775
Accrued liabilities	(6,852)	(1,576)
Deferred revenue	(161)	—
Total adjustments	9,559	48,290
Net cash provided by (used in) operating activities	(15,511)	10,212

Cash flows from investing activities:
Purchases of marketable securities	(235,353)	(50,084)
Maturities of marketable securities	90,000	172,000
Cash acquired in acquisition of Eos	—	2,453
Maturities of restricted investments	3,913	—
Purchases of land, property and equipment	(58,877)	(35,762)
Net cash provided by (used in) investing activities	(200,317)	88,607

Cash flows from financing activities:
Proceeds from issuance of capital stock	11,900	2,062
Payments on other long-term obligations	(753)	(447)
Net cash provided by financing activities	11,147	1,615
Net increase (decrease) in cash and cash equivalents	(204,681)	100,434
Cash and cash equivalents at beginning of period	341,768	287,730
Cash and cash equivalents at end of period	$137,087	$388,164

See accompanying notes.

PROTEIN DESIGN LABS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2004

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis® marketed by MedImmune.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Protein Design Labs, Inc. and its wholly owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

Certain reclassifications of prior-year amounts have been made to conform to the current-year presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” These revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production. Revenues, and their respective treatment for financial reporting purposes, are as follows:

Upfront and License Maintenance Fees

We generally recognize revenue from upfront fees when the agreement is signed, we have completed the earnings process and we have no ongoing performance obligation with respect to the arrangement. Revenues recognized from upfront fees typically relate to patent license and patent rights agreements. Generally there are three types of collaboration arrangements PDL enters into under which we provide access to our proprietary patent portfolio covering the humanization of antibodies.

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

•                                          Under Patent Rights Agreements, the licensee purchases a research patent license in exchange for an upfront fee.  In addition, the licensee has the right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research, and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses; therefore, upon delivery of the patent rights agreement, the earnings process is complete.  When a licensee exercises its right to obtain patent licenses to certain designated drug targets for commercial purposes, we recognize the related consideration as revenue upon the licensee’s exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

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

•                                          Patent License Agreements and Humanization Agreements sometimes require our licensees to make milestone payments to us when they achieve certain progress, such as FDA approval, with respect to the licensee’s product.

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

Stock-Based Compensation

As of June 30, 2004, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  During the quarter ended June 30, 2004, we recognized approximately $363,000 in stock-based compensation expense with respect to modifications to certain employee stock option awards.  The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to our stock-based employee compensation plans.

During the preparation of the notes to the consolidated condensed financial statements for the quarter ended June 30, 2004, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the years ended December 31, 2001, 2002 and 2003, as previously reported, was understated primarily as a result of our having inadvertently excluded the fair value of (and, therefore, the amortization expense related to) options granted during 1998 through 2001.  In addition, we found that amortization expense was incorrectly calculated in 2001, 2002 and 2003 due primarily to inaccuracies in the computation of the weighted-average expected life used to calculate the fair value of stock options granted during 2000 through 2003.  Accordingly, pro forma net loss reported under SFAS 123 for the years ended December 31, 2001, 2002 and 2003, for the three months ended March 31, 2003 and 2004 and for the three and six months ended June 30, 2003, presented in the tables below, has been revised.  These revisions had no effect on our previously reported consolidated results of operations or financial condition.

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Revised)		(Revised)

Net loss, as reported	$(12,452)	$(42,149)	$(25,070)	$(38,078)
Add: Stock-based employee compensation expense included in reported net loss	363	—	363	—
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards	(4,216)	(7,139)	(9,504)	(14,290)

Pro forma net loss	$(16,305)	$(49,288)	$(34,211)	$(52,368)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.45)	$(0.27)	$(0.42)
Pro forma	$(0.17)	$(0.53)	$(0.36)	$(0.57)

Impact of revision on previously reported:
Pro forma net loss		$(2,584)		$(5,724)
Pro forma net loss per share		$(0.03)		$(0.06)

	Three Months Ended March 31,		Year Ended December 31,
(In thousands, except per share data)	2004	2003	2003	2002	2001
	(Revised)		(Revised)

Net income (loss), as reported	$(12,618)	$4,069	$(129,814)	$(14,554)	$2,647
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards	(5,289)	(7,152)	(25,220)	(31,462)	(40,867)

Pro forma net loss	$(17,907)	$(3,083)	$(155,034)	$(46,016)	$(38,220)

Basic and diluted net income (loss) per share:
As reported	$(0.13)	$0.05	$(1.40)	$(0.16)	$0.03
Pro forma	$(0.19)	$(0.03)	$(1.68)	$(0.52)	$(0.44)

Impact of revision on previously reported:
Pro forma net loss	$466	$(3,124)	$(5,965)	$(19,620)	$(1,928)
Pro forma net loss per share	$0.01	$(0.04)	$(0.06)	$(0.22)	$(0.02)

For the periods presented in the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2004	2003	2004	2003	2003	2002	2001

Expected life, in years (revised, except 2004 periods)	2.7	2.8	2.7	2.8	2.8	2.7	3.0
Risk-free interest rate	3.0%	2.8%	2.4%	2.9%	2.9%	3.9%	4.2%
Volatility	67%	72%	70%	73%	72%	87%	98%
Dividend yield	0	0	0	0	0	0	0

On March 31, 2004, the FASB issued the Exposure Draft “Share Based Payment,” which would require all equity-based awards to employees to be recognized in the statement of operations based on their fair values.  We will adopt the final standard upon its issuance from the FASB.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company.

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

Revenues from Genentech in the second quarters of 2004 and 2003 accounted for 38% and 26% of total revenues, respectively, and revenues from Genentech in the first half of 2004 and 2003 accounted for 33% and 26% of total revenues, respectively.  Revenues from MedImmune in the second quarters of 2004 and 2003 accounted for 52% and 56% of total revenues, respectively, and revenues from MedImmune in the first half of 2004 and 2003 accounted for 47% and 50% of total revenues, respectively.  No other revenue from any other source exceeded 10% of total revenues for either period presented.

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

2. Net Income (Loss) Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share,” basic and diluted net loss per share amounts have been computed using the weighted-average number of shares of common stock outstanding during the periods presented.  For all periods presented, we incurred a net loss, and as such, we did not include the effect of outstanding stock options or outstanding convertible notes in the diluted net loss per share calculations, as their effect would be anti-dilutive.

The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes was 12,415,450 for the three and six months ended June 30, 2004 and 3,974,000 for the three and six months ended June 30, 2003.  The total number of shares excluded from the calculation of diluted net loss per share for stock options was 4,251,000 and 1,743,000 for the three months ended June 30, 2004 and 2003 and 4,335,000 and 1,363,000 for the six months ended June 30, 2004 and 2003, respectively.

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gains and losses on our available-for-sale securities. The following table presents the calculation of our comprehensive loss, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Net loss	$(12,452)	$(42,149)	$(25,070)	$(38,078)
Other comprehensive income (loss):
Increase (decrease) in unrealized gains on marketable securities	(2,122)	(1,321)	(2,267)	(2,870)
Total comprehensive loss	$(14,574)	$(43,470)	$(27,337)	$(40,948)

4. Other Accrued Liabilities

At June 30, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

(In thousands)	June 30, 2004	December 31, 2003
Construction-in-process	$6,417	$14,568
Consulting and services	3,679	2,409
Other	2,456	2,374
	$12,552	$19,351

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

In accordance with EITF 00-21, we deemed the fair value of the patent rights and patent license granted to SGI to be $3.0 million.  As we have culminated the earnings process as proscribed under APB 29 and have satisfied revenue recognition criteria under SAB 101, we recognized revenue of $3.0 million in the first quarter or 2004 upon the execution of the agreements.

6. Restructuring and Other Charges

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials, in June 2004 management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased office facility. As a result of the restructuring plan and in accordance FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we incurred a charge of approximately $288,000, included in research and development expenses in the Statement of Operations, in the quarter ended June 30, 2004. The restructuring charge included approximately $97,000 of severance-related amounts, $169,000 of committed cost for our New Jersey leased facility, primarily related to lease expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005. The workforce reductions were completed by the end of the second quarter of 2004.

 As of June 30, 2004, we had made payments totaling approximately $31,000 for severance-related restructuring charges. We expect to pay the balance of the severance costs during the third quarter of 2004, and we currently expect to pay the facility-related costs through October 2005. Actual future cash requirements may differ materially from the accrual at June 30, 2004, particularly if we sublease the facility.

Also in the second quarter of 2004, we completed the first phase of a physical inventory of substantially all of our laboratory equipment at our Fremont facilities. As a result, we recorded a charge to research and development expenses of $300,000, which represents the estimated amount of net book value of assets that are no longer in use.  We plan to complete the physical inventory of these assets by the end of 2004.

7. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents.  During the three and six months ended June 30, 2004, we recognized net periodic benefit cost of approximately $62,000 and $124,000, respectively. This expense includes service cost, interest cost, and amortization of prior service cost.

8. Related-Party Transaction

Pursuant to an agreement with Dr. Laurence Korn regarding his resignation as an officer of the Company, Dr. Korn resigned on June 30, 2004 as Chairman of the Company’s Board and as an employee of the Company.   Dr. Korn remains a member of the Board. Under the agreement, Dr. Korn received a severance payment of $515,000 in addition to the acceleration of an additional 12 months’ of vesting of certain stock options previously granted to him.  During the second quarter of 2004, we recognized $515,000 for his severance payment, which was paid in July 2004, and approximately $40,000 in stock-based compensation expense in connection with the accelerated vesting of stock options.  Additionally, Dr. Korn will continue to receive certain fringe benefits for a period of one year from his resignation date and 112,500 of his unvested, outstanding stock options as of June 30, 2004 will continue to vest under the terms of the original stock option agreements. As this represents a change in the status in grantee status under FASB Statement No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we expect to recognize stock-based compensation expense over the next two years as these stock options vest under the fair value method of accounting as proscribed by SFAS 123.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. All of our revenues are derived from licensing, humanization and royalty arrangements. During the second quarter of 2004, we received royalties on seven marketed products, with approximately 85% of our royalty revenues derived from the Herceptin® antibody product marketed by Genentech and the Synagis® antibody product marketed by MedImmune. We do not currently anticipate having proprietary marketed products prior to 2007. Accordingly, our revenues and related cash flows continue to depend substantially on the success of our licensees and our ability to enter into new licensing and royalty arrangements.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of June 30, 2004, we had an accumulated deficit of approximately $245.4 million.   We expect that our expenses will increase over the next several years because of the extensive resource commitments required to identify, develop and manufacture antibody candidates, to achieve regulatory approval and to market potential products for commercial success.  Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we do not expect to achieve sustained profitability until we are able to market and sell products. Since our goal is to launch our first product or products into the North American market by 2007, our ability to achieve profitability or a cash-flow positive position would not occur sooner than that, even if we were successful.

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

Significant Events

In January 2004, we entered into certain agreements with Seattle Genetics, Inc. (SGI) in which we granted patent rights and patent licenses to SGI under our humanization patents and paid $500,000 in cash in exchange for expanded access to SGI’s drug conjugate and linker technology. Under the patent rights agreement, SGI also has the right to obtain additional patent licenses upon payment of additional fees, and upon the future commercialization of the products, SGI will pay us royalties on product sales.  As the drug conjugate and linker technology that we acquired from SGI has not reached technological feasibility and has no alternative future uses in our research and development programs, we recognized the fair value of the technology, or $3.5 million, as research and development expense in the first quarter of 2004.  Additionally, we recognized $3.0 million, the fair value of the patent rights and patent license granted to SGI, as license revenue.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

We believe there have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.

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

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, direct expenses related to each patient enrolled in a clinical trial are recognized on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from contract research organizations (CROs), such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirm directly with the CRO. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred; however, our experience has been that our estimates at the end of any particular reporting period have been materially accurate.

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

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Royalties	$24,731	$17,905	38%	$46,741	$35,050	33%
License and other	1,052	3,096	(58)%	6,670	8,698	(20)%
Total revenues	$25,783	$21,001	24%	$53,411	$43,748	23%

Royalties

Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth increased during the first and second quarters of 2004 compared to the comparable periods in 2003 due primarily to the increase in reported product sales of MedImmune’s Synagis and Genentech’s Herceptin humanized antibody products.  To a lesser extent, the increase from the prior-year periods relates to royalties recognized on sales of three additional products, Genentech’s Xolair, Raptiva and Avastin products, which were launched in the second half of 2003 and the first quarter of 2004.  Royalty payments from sales of Synagis and Herceptin accounted for 54% and 31% of our royalty revenues for the three months ended June 30, 2004 as compared to 66% and 31% in the comparable period in 2003. Royalty payments from sales of Synagis and Herceptin accounted for 54% and 32% of our royalty revenues for the six months ended June 30, 2004 as compared to 62% and 32% in the comparable period in 2003.

We expect that royalty revenues will continue to increase as the number of drugs from which we receive royalty revenues has increased from four to seven over the past year.  Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized primarily consisted of upfront patent licensing and patent rights fees, milestones, and license maintenance fees.  License and other revenues decreased from the comparable periods in 2003 due to fewer license fees and milestone payments received during the first and second quarters of 2004.  During the second quarter of 2003, we recognized revenue related to the exercise of an option by Wyeth to acquire a patent license and a milestone payment associated with a patent license agreement, with no such comparable revenue in the second quarter of 2004.

License and other revenues recognized in the first quarter of 2004 included an upfront license fee from Genentech for its Avastin product following approval by the FDA, two milestone payments and license maintenance fees.  In addition, in connection with certain agreements signed with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license as partial consideration for expanded access to SGI’s drug conjugate and linker technology, we recognized license revenue of $3.0 million, which we determined to be the fair value of the patent rights and patent license.

License and other revenues recognized in the first quarter of 2003 primarily consisted of an upfront licensing fee from Actinium Pharmaceuticals, Inc. for certain development rights to our SMART M195 (Zamyl) antibody conjugated to alpha-emitting radioisotopes, a milestone payment associated with a product licensing agreement and license maintenance fees.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Research and development	$32,009	$20,538	56%	$65,038	$36,511	78%
General and administrative	7,450	7,193	4%	15,518	12,502	24%
Acquired in-process research and development	—	37,834	—	—	37,834	—
Total costs and expenses	$39,459	$65,565	(40)%	$80,556	$86,847	(7)%

Research and Development

Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs.   The increase in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to an increase in research and development personnel headcount of approximately 97 employees from June 30, 2003 to June 30, 2004 and associated costs of approximately $4.2 million, contract manufacturing services of $3.2 million, and an increase in facility-related costs of $2.1 million. In addition, during the second quarter of 2004 we incurred approximately $0.3 million in restructuring charges related to the closure of our New Jersey facility and $0.3 million for the write-off of certain assets (see Restructuring and Other Charges below), and approximately $0.5 million related to stock-based compensation for non-employees and modifications to certain employee stock options, all of which was included in research and development expenses.

The increase in research and development costs during the first six months of 2004 compared to the same period in 2003 was primarily due to an increase in research and development personnel headcount with associated costs of approximately $10.4 million, contract manufacturing services of $5.6 million, an increase in in-licensing costs of $4.5 million, an increase in facility-related costs of $4.1 million, and higher clinical development expenses for our major research and development projects of approximately $1.7 million.  We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Six Months Ended June 30,
					2004	2003

Current Product Candidates
Daclizumab					$15,612	$6,579
	Asthma	Phase IIa	—	2004
	Ulcerative colitis (1)	Phase II	—	2004

HuZAF	Crohn’s disease	Phase IIa		2004	5,523	10,325

Nuvion	Severe steroid-refractory ulcerative colitis	Phase I/II	—	2004	10,611	3,943

M200 (2)	Solid tumors	Phase I	—	2004	11,400	677

Other (3)			—		21,892	14,987
	Total Research and Development Expenses				$65,038	$36,511

(1)                                  Clinical trial for daclizumab in ulcerative colitis was discontinued during the second quarter of 2004.

(2)                                  Anti-α5β1 integrin product acquired as part of Eos acquisition in April 2003.

(3)                                  No single clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as 7 to 10 years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses,” “If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products” sections of our Risk Factors.

Restructuring and Other Charges included in Research and Development Expenses

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, we incurred a charge of approximately $288,000, included in research and development expenses in the Statement of Operations, in the quarter ended June 30, 2004. The restructuring charge included approximately $97,000 of severance-related amounts, $169,000 of committed cost for our New Jersey leased facility, primarily related to lease expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005. The workforce reductions were completed by the end of the second quarter of 2004. We expect to pay the balance of the severance costs during the third quarter of 2004, and we expect to pay the facility-related costs through October 2005. Actual future cash requirements may differ materially from the accrual at June 30, 2004, particularly if we sublease the facility.

Also in the second quarter of 2004, we completed the first phase of a physical inventory of substantially all of our laboratory equipment at our Fremont facilities. As a result, we recorded a charge to research and development expenses of $300,000, which represents the estimated amount of net book value of assets that are no longer in use.  We plan to complete the physical inventory of these assets by the end of 2004.

General and Administrative Expenses

General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  General and administrative expenses for the three months ended June 30, 2004 increased slightly from the comparable period in 2003 primarily due to increased personnel-related expenses of approximately $0.6 million, primarily resulting from the resignation of Dr. Laurence Jay Korn as Chairman of the Board and an employee of the Company (see below). We expect that general and administrative expenses will increase slightly for the second half of 2004, as compared to the first six months of 2004.

The increase in general and administrative expenses for the six months ended June 30, 2004 as compared to the 2003 period was primarily due to increased personnel-related expenses of approximately $1.8 million, increased facilities-related costs of approximately $0.5 million, increased outside services expenses of approximately $0.8 million, and increased legal costs related to our intellectual property, licensing and other contractual matters of approximately $0.3 million.

In connection with Dr. Laurence Korn’s resignation as Chairman of the Board and an employee of the Company, Dr. Korn received a severance payment of $515,000 in addition to the acceleration of an additional 12 months’ of vesting of certain stock options previously granted to him.  During the second quarter of 2004, we recognized $515,000 for his severance payment, which was paid in July 2004, and approximately $40,000 in stock-based compensation expense in connection with the accelerated vesting of stock options as provided under the amended Agreement.  Additionally, Dr. Korn will continue to receive certain fringe benefits for a period of one year from his resignation date and 112,500 of his unvested, outstanding stock options as of June 30, 2004 will continue to vest under the terms of the original stock option agreements. As this represents a change in the status in grantee status under FASB Statement No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we expect to recognize stock-based compensation expense over the next two years as the stock options vest under the fair value method of accounting as proscribed by SFAS 123.

Acquired In-Process Research and Development

In connection with the April 2003 acquisition of Eos, we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date.  A summary and the status of these programs follows:

Program	Description	Status of Development	Value Assigned (in thousands)

Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers	Phase I clinical trials initiated in June 2003, and Phase II clinical trials are expected to commence by the end of 2004	$24,067

Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration	IND filing expected in 2005*	$13,767

*   Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

In addition, in 2003 we recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.  Significant changes to the acquired in-process research and development daclizumab projects since December 31, 2003 are as follows:

•                  In March 2004, we reported positive results from the initial clinical study of daclizumab in patients with chronic, persistent asthma whose disease is not well controlled with high doses of inhaled corticosteroids.   We currently expect that the next trial of daclizumab in asthma will be a follow-on trial in which daclizumab is administered subcutaneously, expected to commence by the first quarter of 2005.

•                  In May 2004, we reported results from a Phase II clinical study of daclizumab in patients with moderate-to-severe ulcerative colitis. Daclizumab did not meet primary or secondary endpoints in the trial, and we do not intend to develop it further for this indication.

Interest and Other Income, Interest Expense and Impairment Loss on Investment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Interest and other income, net	$2,583	$4,188	(44)%	$4,867	$8,861	(48)%
Interest expense	(1,351)	(1,755)	(23)%	(2,736)	(3,641)	(25)%
Impairment loss on investment	—	—	—	—	(150)	—

Interest and Other Income and Expense

Interest income for the three and six months ended June 30, 2004 decreased from the comparable periods in 2003 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and lower invested balances.

Interest expense for the three and six months ended June 30, 2004 decreased from the comparable periods in 2003 as a result of capitalizing more interest costs in connection with the development activities for our future manufacturing facilities. We capitalized approximately $0.9 million and $1.7 million of our interest cost in the three and six months ended June 30, 2004, compared to $0.7 million and $1.2 million in the three and six months ended June 30, 2003, respectively.  Further, interest expense decreased slightly from the same periods in the prior year due to a lower interest rate on our outstanding 2.75%, $250 million convertible subordinated notes that were issued in July 2003, as compared to our 5.50%, $150 million convertible notes that were outstanding during the first quarter of 2003 but redeemed in the fourth quarter of 2003, partially offset by the amortization of slightly higher issuance costs associated with our 2.75%, $250 million convertible subordinated notes.

Impairment Loss on Investment

During the second quarter of 2003, we recorded an impairment charge of $150,000 related to a complete write-down of shares of Signature BioScience, Inc. convertible preferred stock that we acquired during 2002 in exchange for the sale of the assets of our small molecule research group.

Income Taxes

We have recorded a tax provision of approximately $56,000 for the six months ended June 30, 2004, compared to $49,000 for the comparable period in 2003. Taxes during both periods primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At June 30, 2004, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $439.0 million, compared to $505.0 million at December 31, 2003.

Net cash used in operating activities for the six months ended June 30, 2004 was approximately $15.5 million, compared to net cash provided by operating activities of $10.2 million in the comparable 2003 period.  The change from the 2003 period was primarily due to a higher research and development expenses in the 2004 period as compared to the 2003 period, which was primarily the result of higher spending to support our ongoing preclinical and clinical efforts, including an approximate 25% increase in research and development personnel from June 30, 2003 to June 30, 2004.

Net cash used in investing activities was $200.3 million for the six months ended June 30, 2004, compared to net cash provided by investing activities of $88.6 million in the comparable period in 2003.  The change from the 2003 period was primarily the result of fewer maturities of our marketable securities, a larger number of purchases of marketable securities, and higher capital expenditures in the first two quarters of 2004.  Capital expenditures in the first six months of 2004 and 2003 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities for the six months ended June 30, 2004 was $11.1million compared to $1.6 million in the comparable period in 2003.  In both periods, financing activities primarily related to the exercise of employee stock options offset by payments on our long-term debt obligations.

We estimate that our existing capital resources will be sufficient to fund our current level of operations for at least the next four years.  Our future capital requirements will depend on numerous factors, including, among others, interest income, royalties from sales of products by third-party licensees, including Synagis, Herceptin, Xolair, Raptiva, Avastin, Zenapax and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; our continued development of internal marketing and sales capabilities; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology.  In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means.  No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt and construction agreements have not changed significantly from those at December 31, 2003, as disclosed in our Annual Report on Form 10-K filed on March 8, 2004.

In addition, as of June 30, 2004, we have made payments totaling $2.4 million to ICOS Corporation pursuant to a manufacturing agreement for the manufacture of supplies of clinical trial materials for one of our products.  The aggregate amount of all potential future payments that we may make under that agreement is $4.0 million, payable in 2004.

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

In general, our expenses have exceeded revenues. As of June 30, 2004, we had an accumulated deficit of approximately $245.4 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

In connection with our sale of the 2.75% convertible notes, referred to as the Notes, in July 2003, we incurred $250.0 million of indebtedness, set to mature in August 2023, although callable as early as 2010. Our total consolidated long-term debt as of June 30, 2004 was $257.9 million. The indenture relating to the Notes does not restrict our ability to incur additional indebtedness, including debt that is senior to the Notes.

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

With respect to our second European antibody humanization patent, eight notices of opposition were filed.  We have filed a response with the European Patent Office. The European Patent Office has scheduled oral hearings for February 2005.

In Japan, three opposition statements were filed with the Japanese Patent Office with respect to our Japanese humanization patent. The Japanese Opposition Board’s subsequent decision supported one aspect of the position of the opponents, to which we filed two responses. Ultimately, we received a final determination from the Japanese Patent Office affirming the Opposition Board’s earlier decision. We appealed this decision to the Tokyo High Court. A hearing was held in April 2003, and the Tokyo High Court recently notified us that the Opposition Board’s decision was upheld.  We have appealed this decision to the Japanese Supreme Court.

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

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. An Oral Hearing is scheduled to take place in January 2005. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech’s second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents. This agreement expires in December 2004. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, or we are unable to negotiate an extension of this agreement beyond December 2004 on terms that are acceptable to us, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have had, and may in the future have, clinical setbacks that prevent us from obtaining regulatory approval for our potential products. Most recently, in May 2004, we announced that daclizumab, our humanized antibody that binds to the interleukin-2 (IL-2) receptor, did not meet the primary endpoint in a Phase II clinical trial in patients with moderate-to-severe ulcerative colitis. As a result, we terminated further development of daclizumab in this indication. Further development of daclizumab in asthma is ongoing.

Early clinical trials such as Phase I and II trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed.

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. As an example, the daclizumab Phase II clinical trials in moderate-to-severe ulcerative colitis, which did not meet the primary endpoint in May 2004, were based on earlier Phase I physician-sponsored clinical trials that indicated safety and biological activity for a small number of patients in this indication.

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

Research, preclinical testing and clinical trials may take many years to complete and the time required can vary depending on the indication being pursued and the nature of the product. We may at times elect to use aggressive clinical strategies in order to advance potential products through clinical development as rapidly as possible. For example, we may commence clinical trials without conducting preclinical animal efficacy testing where an appropriate animal efficacy-testing model does not exist, or we may conduct later stage trials based on limited early stage data. We anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

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

We may have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we may need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

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

Of the products that we currently have in clinical development, Roche and its affiliates are responsible for manufacturing Zenapax (daclizumab). In connection with the restructuring of our collaboration agreement with Roche, we obtained the rights to manufacture Zenapax. We are responsible for manufacturing our other products for our own development, and will begin manufacturing clinical supplies of Zenapax following a transition period that we expect will extend to 2005. Our ability to successfully market and develop Zenapax, in particular in transplantation, depends upon our success in manufacturing Zenapax at commercial scale. We have not manufactured this product in the past and we will need to show comparability with material used by Roche. There can be no assurance that we will successfully and in a timely manner be capable of manufacturing Zenapax following the transfer of Zenapax to us by Roche.

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

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our manufacturing capabilities. Our current plans are to validate and use our new manufacturing plant in Brooklyn Park, Minnesota in order to manufacture initial commercial supplies of Nuvion and daclizumab. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully operate our existing manufacturing plant. We may be unable to do so, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis. Failure to do so could delay commercialization of our products.

In addition, as we implement construction and validation of our new Brooklyn Park, Minnesota manufacturing facility, we are implementing an enterprise resource management software platform to support the operations of the Company, including our new manufacturing facility. These efforts will involve substantial costs and resource commitments. Any construction, validation or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

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

In April 2003, we completed the acquisition of a privately owned company, Eos Biotechnology, Inc. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In our acquisition of Eos, we issued stock as all of the consideration. The issuance of stock in these and any future transactions will dilute stockholders’ percentage ownership.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument.  We do not use derivative financial instruments for speculative or trading purposes.  We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001.  Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible.  Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements.  However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements.  Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.  The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk.  We do not currently hedge interest rate exposure.  As of June 30, 2004, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the six months ended June 30, 2004 and 2003, there was no material currency exchange impact on our Consolidated Condensed Statements of Operations from our intercompany transactions. As of June 30, 2004, we did not engage in foreign currency hedging activities.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Stockholders was held on June 30, 2004 at the Company’s principal offices in Fremont, California. Of the 94,472,181 shares of common stock outstanding as of the record date, 81,289,398 shares were present at the meeting or represented by proxy, representing approximately 86% of the total votes eligible to be cast.

At the meeting, the stockholders voted to re-elect the Class II members of the Company’s Board of Directors as follows:

Nominee	For	Withheld

Laurence Jay Korn, Ph.D.	77,486,040	3,803,358

Max Link, Ph.D.	74,299,494	6,989,904

Additionally, the stockholders did not approve a proposal for the 2004 Equity Incentive Plan, as follows:

For	Against

13,055,874	53,089,681

Finally, the stockholders voted to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 as follows:

For	Against

80,692,767	596,631

ITEM 5.          OTHER INFORMATION

Our Trading Compliance Policy allows stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934 (“Rule 10b5-1).  Rule 10b5-1 trading plans specify the trading period, the number of shares of common stock to be sold, and prices and conditions under which shares held by directors, officers and employees may be sold.   Under the trading plan, an independent broker will execute the trades pursuant to specific selling instruction provided by the relevant individual at the time the plan was established. During the quarter ended June 30, 2004, all of our executive officers and two directors adopted trading plans ranging in duration from a minimum of one year up to three years.

Under his trading plan, Mark McDade, Chief Executive Officer and director, may sell up to an aggregate of 400,000 shares, but in any event no more than 100,000 shares per year, which are acquirable under stock option grants, through December 2007. Dr. Laurence Jay Korn, a director, may sell up to an aggregate of 540,000 shares, which shares principally are acquirable under stock option grants, through the period ending on April 2005. Dr. Cary Queen, a director, may sell up to an aggregate of 95,000 shares, which shares principally are acquirable under stock option grants, through December 2007.

We believe that additional directors and officers may establish trading plans under Rule 10b5-1.  We do not undertake any obligation to update or revise our disclosure regarding plans currently in effect or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.

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

(b)         Reports filed or furnished on Form 8-K during the quarter ended June 30, 2004.

On May 6, 2004, Protein Design Labs, Inc. (the “Company”) announced its financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: August 9, 2004

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)