Form 10-Q
period 2004-09-30
PROTEIN DESIGN LABS INC/DE
filed 2004-11-05
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, there were 95,506,327 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs, the PDL logo and Nuvion are registered U.S. trademarks and HuZAF and Zamyl are trademarks of Protein Design Labs, Inc.  Zenapax is a registered trademark of Roche.  MORPHODOMA is a registered trademark of Morphotek, Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Royalties	$17,131	$8,758	$63,872	$43,808
License and other	2,653	567	9,323	9,265
Total revenues	19,784	9,325	73,195	53,073

Costs and expenses:
Research and development	27,326	21,812	92,364	58,323
General and administrative	7,664	6,963	23,182	19,465
Acquired in-process research and development	—	—	—	37,834
Total costs and expenses	34,990	28,775	115,546	115,622
Operating loss	(15,206)	(19,450)	(42,351)	(62,549)

Interest and other income, net	2,822	4,291	7,689	13,151
Interest expense	(1,193)	(3,705)	(3,929)	(7,346)
Impairment loss on investment	—	—	—	(150)
Loss before income taxes	(13,577)	(18,864)	(38,591)	(56,894)
Provision for income taxes	12	11	68	60

Net loss	$(13,589)	$(18,875)	$(38,659)	$(56,954)

Net loss per basic and diluted share	$(0.14)	$(0.20)	$(0.41)	$(0.62)

Shares used in computation of net loss per basic and diluted share:	95,196	93,665	94,771	92,049

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)

	September 30, 2004	December31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$130,900	$341,768
Marketable securities, including $6.8 million and $7.4 million of restricted investments at September 30, 2004 and December 31, 2003, respectively	288,209	149,863
Other current assets	5,911	11,893
Total current assets	425,020	503,524
Land, property and equipment, net	227,027	155,513
Intangible assets, net	31,972	32,311
Restricted investments	6,688	13,362
Other assets	7,073	7,320
Convertible note receivable	30,000	30,000
Total assets	$727,780	$742,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,444	$3,576
Accrued compensation	7,245	5,903
Accrued clinical trial costs	850	1,759
Accrued interest	874	3,204
Other accrued liabilities	14,169	19,351
Deferred revenue	17,760	161
Current portion of long-term obligations	1,048	1,222
Total current liabilities	46,390	35,176

Convertible subordinated notes	249,998	250,000
Notes payable	154	595
Other long-term debt	7,521	7,928

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 95,402 and 93,886 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	954	939
Additional paid-in capital	682,110	666,793
Accumulated deficit	(258,950)	(220,291)
Accumulated other comprehensive income (loss)	(397)	890
Total stockholders’ equity	423,717	448,331
Total liabilities and stockholders’ equity	$727,780	$742,030

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(38,659)	$(56,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	37,834
Depreciation and amortization	8,613	5,759
Amortization of convertible notes offering costs	905	786
Stock-based compensation expense	878	255
Amortization of intangible assets	1,839	353
Loss on disposal of fixed assets	515	—
Impairment loss on investment	—	150
Non-cash license and other revenue	(4,000)	—
Non-cash in-licensing research and development expenses	3,000	—
Changes in assets and liabilities:
Interest receivable	(844)	2,019
Other current assets	5,982	(1,552)
Other assets	(657)	(6,195)
Accounts payable	868	4,335
Accrued liabilities	(7,079)	5,432
Deferred revenue	17,099	374
Total adjustments	27,119	49,550
Net cash used in operating activities	(11,540)	(7,403)

Cash flows from investing activities:
Purchases of marketable securities	(312,228)	(110,068)
Maturities of marketable securities	172,849	199,000
Cash acquired in acquisition of Eos	—	2,453
Maturities (purchases) of restricted investments	7,313	(20,754)
Purchases of land, property and equipment	(80,693)	(59,027)
Net cash provided by (used in) investing activities	(212,759)	11,604

Cash flows from financing activities:
Proceeds from issuance of capital stock	14,453	2,449
Proceeds from issuance of convertible subordinated notes	—	250,000
Payments on other long-term obligations	(1,022)	(1,041)
Net cash provided by financing activities	13,431	251,408
Net increase (decrease) in cash and cash equivalents	(210,868)	255,609
Cash and cash equivalents at beginning of period	341,768	287,730
Cash and cash equivalents at end of period	$130,900	$543,339

See accompanying notes.

PROTEIN DESIGN LABS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2004

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The Consolidated Condensed Balance Sheet as of December 31, 2003 included herein is derived from our audited consolidated financial statements.

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

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Royalties

Under some of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of products. Generally, we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenue in the quarter reported to us by our licensees (i.e., generally royalty revenue is recognized one quarter following the quarter in which sales by our licensees occurred).

License and Other

We include revenue recognized from upfront licensing and license maintenance fees, milestone payments and reimbursement of development expenses in License and Other revenues.

Upfront License and License Maintenance Fees

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

•              Under Patent License Agreements, the licensee typically obtains a non-exclusive license to one or more of our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents. We have no future performance obligations under these agreements. Consideration that we receive for patent license agreements is recognized upon execution and delivery of the patent license agreement and when payment is reasonably assured. Nonrefundable upfront licensing fees, including certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue either (a) ratably over the development period if development risk is significant, or (b)

ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated.

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

•              Under Humanization Agreements, the licensee typically pays an upfront fee for us to humanize an antibody. These upfront fees are recognized as the humanization work is performed, which is typically over three to six months.

Under Patent License Agreements and Humanization Agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Milestones

We enter into patent license and humanization agreements that may contain milestones related to reaching particular stages in product development.  We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved.  Where we have continuing involvement obligations in the form of development, manufacturing or other commercialization efforts, we recognize revenues from milestones either (a) ratably over the development period if development risk is significant, or (b) ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated. Generally, there are three types of agreements under which a customer would owe us a milestone payment:

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

Reimbursement of Development Costs

Reimbursement of development costs from our collaborators is recognized as revenue as the related costs are incurred.

Stock-Based Compensation

As of September 30, 2004, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  During the three and nine months ended September 30, 2004, we recognized approximately $17,000 and $380,000, respectively, in stock-based compensation expense with respect to modifications to certain employee stock option awards.  The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to our stock-based employee compensation plans.

During the preparation of the notes to the consolidated condensed financial statements for the quarter ended June 30, 2004, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the years ended December 31, 2001, 2002 and 2003, as previously reported, was understated primarily as a result of our having inadvertently excluded the fair value of (and, therefore, the amortization expense related to) options granted during 1998 through 2001.  In addition, we found that amortization expense was incorrectly calculated in 2001, 2002 and 2003 due primarily to inaccuracies in the computation of the weighted-average expected life used to calculate the fair value of stock options granted during 2000 through 2003.  Accordingly, pro forma net loss reported under SFAS 123 for the three and nine months ended September 30, 2003, presented in the tables below, has been revised.  These revisions had no effect on our previously reported consolidated results of operations or financial condition.

(In thousands, except per share data)	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(Revised)		(Revised)

Net loss, as reported	$(13,589)	$(18,875)	$(38,659)	$(56,954)
Add: Stock-based employee compensation expense included in reported net loss	17	—	380	—
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards	(4,427)	(6,016)	(13,931)	(20,307)

Pro forma net loss	$(17,999)	$(24,891)	$(52,210)	$(77,261)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.20)	$(0.41)	$(0.62)
Pro forma	$(0.19)	$(0.27)	$(0.55)	$(0.84)

Impact of revision on previously reported:
Pro forma net loss		$(969)		$(6,655)
Pro forma net loss per share		$(0.01)		$(0.07)

For the periods presented in the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected life, in years (revised, except 2004 periods)	2.2	2.7	2.4	2.7
Risk-free interest rate	2.6%	2.9%	2.6%	2.9%
Volatility	61%	70%	64%	72%
Dividend yield	0	0	0	0

On March 31, 2004, the FASB issued the Exposure Draft “Share Based Payment,” which will require all equity-based awards to employees to be recognized in the statement of operations based on their fair values.  We will be required to adopt the final standard on July 1, 2005, and we expect that the FASB will issue the final standard by the end of 2004.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company. We recognized stock-based compensation expense related to stock options issued to non-employees of approximately $301,000 and $498,000 for the three and nine months ended September 30, 2004, and approximately $56,000 and $255,000 for the three and nine months ended September 30, 2003, respectively.

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

Revenues from Genentech in the third quarters of 2004 and 2003 accounted for 70% and 68% of total revenues, respectively, and revenues from Genentech in the first three quarters of 2004 and 2003 accounted for 45% and 33% of total revenues, respectively.  Revenues from MedImmune in the third quarters of 2004 and 2003 accounted for 8% and 16% of total revenues, respectively, and revenues from MedImmune in the first three quarters of 2004 and 2003 accounted for 37% and 44% of total revenues, respectively.  No other revenue from any other source exceeded 10% of total revenues for all periods presented.

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

The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes was 12,415,450 for the three and nine months ended September 30, 2004 and 16,389,000 for the three and nine months ended September 30, 2003.  The total number of shares excluded from the calculation of diluted net loss per share for stock options was 2,599,253 and 2,063,000 for the three months ended September 30, 2004 and 2003 and 3,103,716 and 1,555,000 for the nine months ended September 30, 2004 and 2003, respectively.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our available-for-sale securities. The following table presents the calculation of our comprehensive loss, in thousands:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Net loss	$(13,589)	$(18,875)	$(38,659)	(56,954)
Other comprehensive income (loss):
Increase (decrease) in unrealized gains on marketable securities	980	(1,005)	(1,287)	(3,875)
Total comprehensive loss	$(12,609)	$(19,880)	$(39,946)	(60,829)

4. Other Accrued Liabilities

At September 30, 2004 and December 31, 2003, other accrued liabilities consisted of the following:

(In thousands)	September 30, 2004	December 31, 2003
Construction-in-process	$7,976	$14,568
Consulting and services	4,871	2,409
Other	1,322	2,374
	$14,169	$19,351

5. Collaborations

In July 2004, we entered into an agreement with Morphotek, Inc. in which we granted patent rights and a commercial license under our humanization patents in exchange for broad access to Morphotek’s MORPHODOMA® and Suppressor of Immunoglobulin Production technology. Under the agreement, Morphotek has the right to obtain additional patent licenses upon payment of additional fees. Upon the future commercialization of the products, Morphotek will pay us royalties on product sales.

In accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), we established the value of the technology that we acquired from Morphotek based on the fair value of the patent rights and commercial license granted to Morphotek. We deemed the fair value of the patent rights granted to Morphotek to be $1.0 million and the fair value of the commercial license to be $0.5 million, which is based on the terms of similar agreements that we have signed with third parties.  As this technology has broad application across multiple preclinical and clinical programs, in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs,” we have capitalized the $1.5 million in Intangible Assets on the Consolidated Condensed Balance Sheet and we will amortize it over five years, the term of the agreement. During the third quarter of 2004, we recognized $75,000 in amortization expense related to this asset.

As we have culminated the earnings process as proscribed under APB 29 and have satisfied revenue recognition criteria under SAB 104 and EITF 00-21 for the patent rights, we recognized revenue of $1.0 million in the third quarter of 2004 upon the execution of the agreement. The remaining $500,000 has been recorded as deferred revenue, and we will recognize this amount once the commercial license is delivered to Morphotek.

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Hoffman-La Roche (Roche) for the joint development and commercialization of daclizumab (Zenapax®) for the treatment of asthma and other respiratory diseases. Under the terms of the Collaboration Agreement, we and Roche will globally co-develop daclizumab in asthma, share development expenses and co-promote the product in the United States.  Outside the United States, we will receive royalties on net sales by Roche or its licensees of the product in asthma.

Under the terms of the Collaboration Agreement, we received a $17.5 million upfront payment from Roche in the third quarter of 2004, and we may receive up to $187.5 million in development and commercialization milestones in the future for successful further development of daclizumab. As we have continuing obligations under the Collaboration Agreement, we recorded the $17.5 million as deferred revenue, of which we recognized approximately $240,000 in License and Other revenue during the third quarter of 2004. We will amortize the remaining amount over a period of approximately six years, which is the expected development period. We also recognized approximately $960,000 as reimbursable research and development expenses during the third quarter of 2004.

6. Restructuring and Other Charges

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials, in June 2004 management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased office facility. As a result of the restructuring plan and in accordance FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we incurred a charge of approximately $288,000, included in research and development expenses in the Statement of Operations, in the nine months ended September 30, 2004. The restructuring charge included approximately $97,000 of severance-related amounts, $169,000 of committed cost for our New Jersey leased facility, primarily related to lease expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005. The workforce reductions were completed by the end of the second quarter of 2004.

During the third quarter of 2004, we recognized an additional $42,000 in restructuring charges, which related to $67,000 in additional severance, authorized and paid in August 2004, in connection with the workforce reductions at the end of the second quarter of 2004 offset against $25,000 in proceeds expected to be received from a short-term sublease of our New Jersey facility. As of September 30, 2004, we had made payments totaling approximately $164,000 for severance-related restructuring charges and $31,000 for facility-related charges. We expect to pay the balance of the facility-related costs of approximately $113,000 through October 2005. Actual future cash requirements may differ materially from the accrual at September 30, 2004.

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

7. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents.  During the three and nine months ended September 30, 2004, we recognized net periodic benefit cost of approximately $77,000 and $177,000, respectively. During the three months ended September 30, 2003, we recognized net periodic benefit cost of approximately $62,000. This expense includes service cost, interest cost, and amortization of prior service cost.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. All of our revenues are derived from licensing, humanization and royalty arrangements. During the third quarter of 2004, we received royalties on seven marketed products, with approximately 57% of our royalty revenues derived from the Herceptin® antibody product marketed by Genentech and the Synagis® antibody product marketed by MedImmune. We do not currently anticipate having proprietary marketed products prior to 2007. Accordingly, our revenues and related cash flows continue to depend substantially on the success of our licensees and our ability to enter into new licensing and royalty arrangements.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of September 30, 2004, we had an accumulated deficit of approximately $259.0 million.   We expect that our expenses will increase over the next several years because of the extensive resource commitments required to identify, develop and manufacture antibody candidates, to achieve regulatory approval and to market potential products for commercial success.  Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. Although we have had some profitable reporting periods, we do not expect to achieve sustained profitability until we are able to market and sell products. Since our goal is to launch our first product or products into the North American market by 2007, our ability to achieve profitability or a cash-flow positive position would not occur sooner than that, even if we were successful.

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

Significant Events

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Roche for the joint development and commercialization of daclizumab (Zenapax®) for the treatment of asthma and other respiratory diseases. Under the terms of the Collaboration Agreement, we, together with Roche, will globally co-develop daclizumab in asthma, share development expenses and co-promote the product in the United States.  Outside the United States, we will receive royalties on net sales by Roche or its licensees of the product in asthma.

Under the terms of the Collaboration Agreement, we received a $17.5 million upfront payment from Roche in the third quarter of 2004, and we may receive up to $187.5 million in development and commercialization milestones in the future for successful further development of daclizumab. As we have continuing obligations under the Collaboration Agreement, we recorded the $17.5 million as deferred revenue, of which we recognized approximately $240,000 in License and Other revenue during the third quarter of 2004. We will amortize the remaining amount over a period of approximately six years, which is the expected development period. We also recognized approximately $960,000 as reimbursable research and development expenses during the third quarter of 2004.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.

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

We enter into patent license and humanization agreements that may contain other elements, such as royalties and milestones related to the achievement of particular stages in product development. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement and when payment is reasonably assured.  In addition, we may enter into nonmonetary transactions in connection with our patent licensing arrangements, and management must use estimates and judgments when considering the fair value of the technology rights acquired and the patent licenses granted under these arrangements. When available, the fair value of the nonmonetary transaction is based on vendor-specific objective evidence of fair value of each significant element of the patent license agreement. Otherwise, management uses other methods of calculating the fair value, such as current pricing information within the Company. Therefore, the fair value of the technology right(s) acquired from the licensee is typically based on the fair value of the patent license and other consideration granted to the licensee.

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

Intangible Assets

The valuation in connection with the initial acquisition and the ongoing evaluation for impairment of intangible assets requires significant management estimates and judgment. The value ascribed to each asset requires management estimates and judgment as to expectations for various products and business strategies. For example, we estimate future probability-adjusted cash flows and certain discount rates as well as assumed commercialization dates for future potential products. These estimations affect the allocation between charges to acquired in-process research and development and capitalization of intangible assets. If any of the significant assumptions differ from the estimates and judgments used by management, this could result in different valuations for intangible assets.

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

RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2004 and 2003

Revenues

	Three Months Ended September 30,			Nine months ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Royalties	$17,131	$8,758	96%	$63,872	$43,808	46%
License and other	2,653	567	368%	9,323	9,265	1%
Total revenues	$19,784	$9,325	112%	$73,195	$53,073	38%

Royalties

Royalty revenues recognized under agreements with Genentech, MedImmune, Roche and Wyeth increased during the first three quarters of 2004 compared to the comparable period in 2003 due primarily to royalties recognized on sales of three additional products that were launched in the second half of 2003 and the first quarter of 2004: Genentech’s Xolair, Raptiva and Avastin products.  Royalty payments from sales of Genentech’s products accounted for 81% and 49% of total royalty revenues in the three and nine months ended September 30, 2004, up from 73% and 40% in the comparable periods of 2003.

To a lesser extent, the increase in royalty revenues is attributable to higher reported product sales for all products in our royalty portfolio during the first three quarters of 2004 as compared to the first three quarters of 2003. The largest portion of this increase relates to Genentech’s Herceptin and MedImmune’s Synagis humanized antibody products.  Royalty payments from sales of Herceptin and Synagis accounted for 48% and 9% of our royalty revenues for the three months ended September 30, 2004 as compared to 73% and 17% in the comparable period in 2003. Royalty payments from sales of Herceptin and Synagis accounted for 36% and 42% of our royalty revenues for the nine months ended September 30, 2004 as compared to 40% and 53% in the comparable periods in 2003.

We expect that royalty revenues will continue to increase as the number of drugs from which we receive royalty revenues has increased from four to seven over the past five quarters and sales of these products continue to increase.  Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized during the third quarters of 2004 and 2003 primarily consisted of upfront licensing and patent rights fees and license maintenance fees.  License and other revenues increased during the third quarter of 2004 primarily due to the timing of the execution of a patent licensing agreement and the execution of the Collaboration Agreement with Roche in September 2004, with no such comparable agreements in the third quarter of 2003.  In connection with an agreement signed with Morphotek, Inc. in which we granted patent rights in exchange for broad access to Morphotek’s MORPHODOMA and Suppressor of Immunoglobulin Production technology, we recognized $1.0 million of license revenue, which we determined to be the fair value of the patent rights provided to Morphotek.  With respect to the Collaboration Agreement signed with Roche, we recognized approximately $1.2 million, which consists of approximately (a) $240,000 as the amortized portion of the $17.5 million upfront fee we received during the third quarter of 2004 and (b) $960,000 as reimbursable research and development expenses.

License and other revenues recognized during the first three quarters of 2004 and 2003 primarily consisted of upfront licensing and patent rights fees, milestone payments and license maintenance fees. License and other revenues were relatively flat from the prior-year period due to significant licensing activity during the first and third quarters of 2004 and the first two quarters of 2003.

License and other revenues recognized in the first quarter of 2004 included an upfront license fee from Genentech for its Avastin product following approval by the FDA and a milestone payment.  In addition, in connection with certain agreements signed with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license as partial consideration for expanded access to SGI’s drug conjugate and linker technology, we recognized license revenue of $3.0 million, which we determined to be the fair value of the patent rights and patent license.

License and other revenues recognized in the first quarter of 2003 primarily consisted of an upfront licensing fee from Actinium Pharmaceuticals, Inc. for certain development rights to our SMART M195 (Zamyl™) antibody conjugated to alpha-emitting radioisotopes and a milestone payment associated with a product licensing agreement. During the second quarter of 2003, we recognized revenue related to the exercise of an option by Wyeth to acquire a patent license and a milestone payment associated with a patent license agreement.

Costs and Expenses

	Three Months Ended September 30,			Nine months ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Research and development	$27,326	$21,812	25%	$92,364	$58,323	58%
General and administrative	7,664	6,963	10%	23,182	19,465	19%
Acquired in-process research and development	—	—	—	—	37,834	—
Total costs and expenses	$34,990	$28,775	22%	$115,546	$115,622	—

Research and Development

Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs.   The increase in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to an increase in research and development personnel headcount of approximately 90 employees from September 30, 2003 to September 30, 2004 and associated costs of approximately $3.3 million, contract manufacturing services of $2.2 million, and an increase in facility-related costs of $1.6 million, partially offset by a decrease of approximately 2.0 million of direct clinical trial expenses due to the winding down of certain clinical trials during the third quarter of 2004.

The increase in research and development costs during the first nine months of 2004 compared to the comparable period in 2003 was primarily due to an increase in research and development personnel headcount with associated costs of approximately $14.0 million, contract manufacturing services of $7.8 million, an increase in in-licensing costs of $4.1 million, and an increase in facility-related costs of $5.7 million.  We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

In addition, during the second and third quarters of 2004 we incurred approximately $0.3 million in restructuring charges related to the closure of our New Jersey facility and $0.3 million for the write-off of certain assets (see Restructuring and Other Charges below), and approximately $0.6 million related to stock-based compensation for non-employees and modifications to certain employee stock options, all of which were included in research and development expenses.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

		Phase of		Estimated Completion of	Research and Development Expenses for the Nine months ended September 30,
Product	Description/Indication	Development	Collaborator	Phase	2004	2003

Current Product Candidates
Daclizumab					$22,907	$11,325
	Asthma	Phase IIa	Roche	2004 (1)
	Ulcerative colitis (2)	Phase II	—	2004

HuZAF	Crohn’s disease	Phase IIa		2004	6,441	17,815

Nuvion	Severe steroid-refractory ulcerative colitis	Phase I/II	—	2005	15,902	6,494

M200 (3)	Solid tumors	Phase I	—	2004	15,834	1,764

Other (4)			—		31,280	20,925
	Total Research and Development Expenses				$92,364	$58,323

(1)           Study completed during the third quarter of 2004.

(2)           Clinical trial for daclizumab in ulcerative colitis was discontinued during the second quarter of 2004.

(3)           Anti-α5β1 integrin product acquired as part of Eos acquisition in April 2003.

(4)                                  No single clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented.

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

Restructuring and Other Charges included in Research and Development Expenses

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, we incurred charges of approximately $330,000, included in research and development expenses in the Statement of Operations, in the quarters ended June 30, 2004 and September 30, 2004. The restructuring charge included approximately $164,000 of severance-related amounts, $144,000 of committed cost for our New Jersey leased facility, primarily related to lease expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005, offset against expected proceeds from a short-term sublease entered into during October 2004. The workforce reductions were completed by the end of the second quarter of 2004. We expect to pay the balance of the facility-related costs of approximately $113,000 through October 2005. Actual future cash requirements may differ materially from the accrual at September 30, 2004, particularly if we sublease the facility.

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

General and Administrative Expenses

General and administrative costs include costs of personnel, professional services, consulting and other expenses related to our administrative functions and an allocation of facility costs.  General and administrative expenses for the three months ended September 30, 2004 increased slightly from the comparable period in 2003 primarily due to increased outside services expenses of $0.9 million and higher facility-related costs of $0.3 million, partially offset by lower legal costs related to our intellectual property, licensing and other matters of $0.4 million.

The increase in general and administrative expenses for the nine months ended September 30, 2004 as compared to the 2003 period was primarily due to increased personnel-related expenses of approximately $1.9 million, primarily resulting from the resignation of Dr. Laurence Jay Korn as Chairman of the Board and an employee of the Company (see below), increased outside services expenses of approximately $1.7 million and increased facilities-related costs of approximately $0.7 million, partially offset by lower legal costs related to our intellectual property, licensing and other matters of approximately $0.3 million.  We expect that general and administrative expenses will increase slightly for the last quarter of 2004, as compared to the third quarter of 2004.

In connection with Dr. Korn’s resignation as Chairman of the Board and an employee of the Company, Dr. Korn received a severance payment of $515,000 in addition to the acceleration of an additional 12 months’ of vesting of certain stock options previously granted to him.  During the second quarter of 2004, we recognized $515,000 for his severance payment, which was paid in July 2004, and approximately $40,000 in stock-based compensation expense in connection with the accelerated vesting of stock options as provided under the amended Agreement.  Additionally, Dr. Korn will continue to receive certain fringe benefits for a period of one year from his resignation date and 112,500 of his unvested, outstanding stock options as of September 30, 2004 will continue to vest under the terms of the original stock option agreements. As this represents a change in the status in grantee status under FASB Statement No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we expect to recognize stock-based compensation expense over the next two years as the stock options vest under the fair value method of accounting as proscribed by SFAS 123.

Acquired In-Process Research and Development

In connection with the April 2003 acquisition of Eos, we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date.  A summary and the status of these programs at the end of the third quarter of 2004 follows:

Program	Description	Status of Development	Value Assigned (in thousands)

Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic, non-small lung and renal cell cancers	Phase I clinical trials initiated in June 2003, and Phase II clinical trials are expected to commence by the end of 2004	$24,067

Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration	Phase I clinical trial expected in 2005*	$13,767

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

In addition, in 2003 we recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.  Significant changes to the acquired in-process research and development daclizumab projects since December 31, 2003 are as follows:

•                  In March 2004, we reported positive results from the initial clinical study of daclizumab in patients with chronic, persistent asthma whose disease is not well controlled with high doses of inhaled corticosteroids.   We currently expect that the next trial of daclizumab in asthma will be a Phase I trial in which daclizumab is administered subcutaneously, expected to commence by the first quarter of 2005.

•                  In May 2004, we reported results from a Phase II clinical study of daclizumab in patients with moderate-to-severe ulcerative colitis. Daclizumab did not meet primary or secondary endpoints in the trial, and we do not intend to develop it further for this indication.

Interest and Other Income, Interest Expense and Impairment Loss on Investment

	Three Months Ended September 30,			Nine months ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Interest and other income, net	$2,822	$4,291	(34)%	$7,689	$13,151	(42)%
Interest expense	(1,193)	(3,705)	(67)%	(3,929)	(7,346)	(47)%
Impairment loss on investment	—	—	—	(150)	—

Interest and Other Income and Expense

Interest income for the three and nine months ended September 30, 2004 decreased from the comparable periods in 2003 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and lower invested balances.

Interest expense for the three months ended September 30, 2004 decreased from the comparable period in 2003 primarily due to both our 2.75%, $250 million convertible subordinated notes and our 5.50%, $150 million convertible subordinated notes being outstanding during the third quarter of 2003, compared to just our 2.75%, $250 million convertible subordinated notes being outstanding in the third quarter of 2004.

In addition to the above, interest expense further decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 because we capitalized more interest costs in connection with the development activities for our future manufacturing facilities during the 2004 period; we capitalized approximately $1.0 million and $2.7 million of our interest cost in the three and nine months ended September 30, 2004, compared to $0.6 million and $1.7 million in the three and nine months ended September 30, 2003, respectively.  Further, interest expense decreased slightly from the same period in the prior year due to a lower interest rate on our outstanding 2.75%, $250 million convertible subordinated notes that were issued in July 2003, as compared to our 5.50%, $150 million convertible notes that were outstanding during the first quarter of 2003 but redeemed in the fourth quarter of 2003, partially offset by the amortization of slightly higher issuance costs associated with our 2.75%, $250 million convertible subordinated notes.

Impairment Loss on Investment

During the second quarter of 2003, we recorded an impairment charge of $150,000 related to a complete write-down of shares of Signature BioScience, Inc. convertible preferred stock that we acquired during 2002 in exchange for the sale of the assets of our small molecule research group.

Income Taxes

We have recorded a tax provision of approximately $68,000 for the nine months ended September 30, 2004, compared to $60,000 for the comparable period in 2003. Taxes during both periods primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee. We do not expect to record any tax provision for federal income taxes based upon our projected tax loss for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At September 30, 2004, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $425.8 million, compared to $505.0 million at December 31, 2003.

Net cash used in operating activities for the nine months ended September 30, 2004 was approximately $11.5 million, compared to net cash used in operating activities of $7.4 million in the comparable 2003 period.  The change from the 2003 period was primarily due to a higher research and development expenses in the 2004 period as compared to the 2003 period, which was primarily the result of higher spending to support our ongoing preclinical and clinical efforts, including an approximate 20% increase in research and development personnel from September 30, 2003 to September 30, 2004. This higher spending was partially offset by a $17.5 million upfront payment received from Roche in the third quarter of 2004 in connection with the Collaboration Agreement.

Net cash used in investing activities was $212.8 million for the nine months ended September 30, 2004, compared to net cash provided by investing activities of $11.6 million in the comparable period in 2003.  The change from the 2003 period was primarily the result of higher investment of our cash by way of larger purchases of our marketable securities, fewer maturities of our marketable securities, and higher capital expenditures in the first three quarters of 2004.  Capital expenditures in the first nine months of 2004 and 2003 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $13.4 million compared to $251.4 million in the comparable period in 2003.  In July 2003, we issued our $2.75%, $250 million convertible subordinated notes. In both periods, other financing activities related to the exercise of employee stock options offset by payments on our long-term debt obligations.

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

In addition, as of September 30, 2004, we have made payments totaling $4.0 million to ICOS Corporation pursuant to a manufacturing agreement for the manufacture of supplies of clinical trial materials for one of our products.  The aggregate amount of all committed future payments that we may make under that agreement is $3.4 million, payable in the remainder of 2004 and the first quarter of 2005.

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

In general, our expenses have exceeded revenues. As of September 30, 2004, we had an accumulated deficit of approximately $259.0 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain. We may be unable to achieve sustained profitability.

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

In connection with our sale of the 2.75% convertible notes, referred to as the Notes, in July 2003, we incurred $250.0 million of indebtedness, set to mature in August 2023, although callable by the holders as early as 2010. Our total consolidated long-term debt as of September 30, 2004 was $257.7 million. The indenture relating to the Notes does not restrict our ability to incur additional indebtedness, including debt that is senior to the Notes.

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

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, we expect to recognize expense for employee stock options beginning in the third quarter of 2005, and as a result, we will incur significantly higher losses. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

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

Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of our patents or result in a significant reduction in the scope of our issued patents.

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.  Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

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

Celltech has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. An Oral Hearing is scheduled to take place in January 2005. In addition, Celltech has a third divisional application currently drafted with broad claims directed towards humanized antibodies. We cannot predict whether Celltech’s second European patent will be modified or revoked in any future opposition proceedings, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than their first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents. While this agreement expires in December 2004, we currently are negotiating an extension that, if agreed, would extend the term of the current agreement to December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Research, preclinical testing and clinical trials may take many years to complete and the time required can vary depending on the indication being pursued and the nature of the product. We may at times elect to use aggressive clinical strategies in order to advance potential products through clinical development as rapidly as possible. For example, our current projection for regulatory approval of Nuvion in the United States in 2007 depends upon regulatory approval to initiate potential registration studies in 2005. We anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

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

We may have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we may need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication. For example, our current expectations for registrational studies and regulatory approval for Nuvion are dependent on our ability to timely enroll a worldwide clinical program.

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

Of the products that we currently have in clinical development, Roche and its affiliates are responsible for manufacturing Zenapax (daclizumab). In connection with the restructuring of our collaboration agreement with Roche, we have a reversion right, exercisable in 2006, but effective in 2007, to repurchase all rights, including the rights to manufacture Zenapax, unless earlier elected by Roche. Our ability to successfully market and develop Zenapax, in particular in transplantation, depends upon our success in manufacturing Zenapax at commercial scale. We have not manufactured this product in the past and we will need to show comparability with material used by Roche. There can be no assurance that we will successfully and in a timely manner be capable of manufacturing Zenapax following the transfer of Zenapax to us by Roche.

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

We may not have the ability to repurchase the 2.75% $250 million convertible notes on the repurchase date or to finance any repurchase offer required by the indenture.

In August 2010, August 2013 and August 2018, holders of our $250 million convertible notes (the Notes) may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the Notes may require us to repurchase all or a portion of the holder’s notes. We cannot assure you that there will be sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of notes or make our repurchase of notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the Notes, we could seek the consent of the lender to purchase the Notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not purchase the Notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other debt. In such circumstances, our financial condition and the value of our securities could be materially harmed.

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

•                                          unanticipated costs and liabilities associated with the acquisition;

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

If we are unable to favorably assess the effectiveness of internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess the effectiveness of our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and may continue to result in increased expenses and the devotion of significant management resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument.  We do not use derivative financial instruments for speculative or trading purposes.  We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001.  Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible.  Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements.  However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements.  Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter.  The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk.  We do not currently hedge interest rate exposure.  As of September 30, 2004, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the nine months ended September 30, 2004 and 2003, there was no material currency exchange impact on our Consolidated Condensed Statements of Operations from our intercompany transactions. As of September 30, 2004, we did not engage in foreign currency hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 30, 2004, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2003.  No significant changes in the status of disclosed items have occurred since December 31, 2003.

ITEM 6.  EXHIBITS

10.1

Co-Development and Commercialization Agreement between the Company and Hoffman-La Roche, dated September 14, 2004 (with certain confidential portions deleted and marked by notation indicating such deletion).

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

Dated: November 3, 2004

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)