Form 10-K
period 2004-12-31
PROTEIN DESIGN LABS INC/DE
filed 2005-03-16
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Common Stock, Par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of Act). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask price of the common stock on June 30, 2004, as reported on the NASDAQ National Market System, was approximately $1,754,800,000.

As of February 28, 2005, the registrant had outstanding 96,070,471 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

This Annual Report (including all of its Parts) for Protein Design Labs, Inc. includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including the proposed acquisition of ESP Pharma Holding Company, Inc. and the proposed acquisition of certain rights to the Retavase ® product, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “PDL” mean Protein Design Labs, Inc. and its subsidiaries (unless the context indicates a different meaning).

Protein Design Labs, the PDL logo and Nuvion are registered U.S. trademarks, and HuZAF and Zamyl are trademarks of Protein Design Labs, Inc. Zenapax is a registered trademark of Roche.  Cardene IV, IV Busulfex, Tenex, Sectral, and Ismo are registered trademarks of ESP Pharma, Inc.  Retavase is a registered U.S. trademark of Centocor, Inc.  All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.               BUSINESS

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. Our patented antibody humanization technology is applied to promising mouse antibodies. By making certain modifications to the mouse antibody that make it more like a human antibody, our technology enhances the utility of such antibodies, while retaining their biological activity, for human therapeutic use. We believe our technology for the creation of humanized therapeutic monoclonal antibodies is the most widely validated in our industry. As of December 31, 2004, a total of eight marketed products were licensed under our humanization patents, and of these, seven generated royalties to us. We are aware of more than 40 humanized antibodies in clinical stage development worldwide by various pharmaceutical and biotechnology companies, of which a large number may be covered under our patent agreements. Based on the strength of our proprietary platform, the number of antibody programs we have in development and the flexibility provided by our current financial position, our goal for our existing pipeline is to launch our first PDL-developed proprietary antibody product into the North American market by the end of 2007.

We license our patents covering numerous humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. Eight of the nine humanized antibodies currently approved by the U.S. Food and Drug Administration (FDA) are licensed under our patents and seven of these licensed products generated royalties to PDL that were recognized in 2004: Genentech Inc.’s Herceptin®, Xolair®; Raptiva® and Avastin™; MedImmune, Inc.’s Synagis®; Wyeth Pharmaceuticals’ Mylotarg®; and Hoffmann-La Roche’s Zenapax®. Combined annual worldwide sales of these products exceeded $2.9 billion in 2004. For 2004, we received approximately $83.8 million in product royalties. Additionally, Elan Corporation, plc entered into a license under our patents for the Tysabri® antibody product, which was approved by the FDA in late November 2004 and was marketed until the end of February 2005, when Tysabri was voluntarily withdrawn from the market by Elan and Biogen-Idec and is currently pending review for further clinical trial use as well as marketing and commercial sale.

In January 2005, we announced the acquisition of ESP Pharma, and approximately one week later ESP Pharma announced the acquisition of commercialization rights to Retavase from Centocor.  By adding such marketed products through ESP Pharma’s sales and distribution capabilities to our antibody development and humanization technology platform, these ESP acquisitions should establish PDL as a fully integrated, commercial biopharmaceutical company with proprietary marketed products, a growing and diverse high-margin operating revenue base and a broad, proprietary pipeline. The transaction is expected to close late in the first or early in the second quarter of 2005. Assuming the closing of the acquisition by this anticipated date, we believe that we will achieve positive cash flow from operations on a quarterly basis, beginning in the second half of 2006 based upon revenues consisting of royalties, license and other income and product sales.

RECENT DEVELOPMENTS

AGREEMENT TO ACQUIRE ESP PHARMA AND RETAVASE®

In January 2005, we entered into a definitive agreement with ESP Pharma, a privately held, hospital-focused pharmaceutical company, under which PDL will acquire ESP Pharma for $300 million in cash and approximately $175 million in PDL common stock, or an aggregate value of approximately $475 million. Subject to regulatory approvals, this acquisition is expected to close late in the first or early in the second quarter of 2005.

On February 1, 2005, PDL and ESP Pharma agreed to increase the purchase price by $25 million in cash in connection with ESP Pharma’s agreement to acquire Retavase from Centocor for $110 million plus up to $45 million in certain milestones.  The ESP Pharma-Retavase acquisition is expected to close by the end of March 2005.

ESP Pharma has a hospital-focused sales force committed to the acute-care setting. ESP Pharma has grown its sales force from 22 as of September 2002 to 66 field representatives as of January 2005 and intends to employ at least 85 representatives by the end of 2005. If the Retavase acquisition is completed, ESP Pharma intends to further expand its sale force to more than 100 representatives. The existing sales team allows ESP Pharma to market to approximately 800 hospitals in the United States. In the hospitals, the ESP Pharma sales force focuses on the cardiac, neurological and intensive care unit, or ICU, sections.

ESP Pharma has actively pursued a strategy for identifying, acquiring and maximizing the revenue potential of approved and late-stage development specialty therapeutics. ESP Pharma began operations in May 2002 when it acquired the U.S. rights to four cardiovascular products from Wyeth Pharmaceuticals (Wyeth): Cardene® IV, Sectral®, Tenex® and Ismo®. ESP Pharma acquired worldwide rights to IV Busalfex from Orphan Medical, Inc. in June 2003. ESP Pharma’s sales force focuses its efforts on Cardene IV and IV Busulfex®:

•         Cardene IV.  Cardene IV is the only branded, U.S.-approved dihydropyridine class calcium channel blocker delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. The product is patent protected through November 2009. This patent covers a process for producing the pharmaceutical composition as well as the pharmaceutical composition, being used in injectable form.

Many surgical patients develop hypertension during or following surgery. Patients receive Cardene IV to reduce high blood pressure during or after surgery. Competing products also reduce blood pressure, but are either not as effective in stabilizing blood pressure predictably, are only available orally, or are more toxic than Cardene IV. The primary driver in future growth of Cardene IV will be the effective marketing to approximately 800 currently targeted hospitals in the United States plus potential new specialty dosing formulations and indications.

•         Cardene IV is currently manufactured by Baxter Healthcare under a long-term toll manufacturing agreement. Nicardipine, the active pharmaceutical ingredient (API) for Cardene IV, is purchased from Roche Palo Alto, LLC (formerly Syntex Pharmaceuticals, a subsidiary of Roche Pharmaceuticals) under a Sublicense and Supply Agreement.

•         IV Busulfex.  IV Busulfex, an IV formulation of busulfan, is a chemotherapeutic agent used as part of a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia. IV Busulfex provides antitumor effect to eradicate residual malignancy, ablation of the bone marrow to make space for the new source of stem cells and to provide immunosuppression to prevent graft rejection. Its U.S. patent expires in 2015. IV Busulfex competes with other unapproved conditioning regimens including oral busulfan tablets, which are cumbersome in their dosing and have a more variable or slower onset of action compared to IV Busulfex.

For the year ended December 31, 2004, approximately 82% of sales were in the United States and Canada. ESP Pharma launched IV Busulfex in Europe in the fourth quarter of 2003 through its marketing partner, Pierre Fabre. In Japan and the remainder of Asia, IV Busulfex is in the approval process and is expected to be launched via Kirin Pharmaceuticals in early 2005.

•         Retavase.  ESP Pharma and PDL have amended the definitive merger agreement to increase the purchase price by $25 million in connection with ESP Pharma’s agreement to acquire from Centocor certain rights to Retavase. Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of ventricular function following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. The acquisition price for the product from Centocor is $110 million, representing approximately two times net 2004 product sales. Milestone payments of up to $45 million will be paid to Centocor if additional conditions relating to ongoing clinical trials and manufacturing arrangements are satisfied. ESP Pharma’s agreement to acquire Retavase includes U.S. and Canadian distribution, manufacturing and marketing rights, all relevant intellectual property and approximately two years supply of inventory plus certain manufacturing equipment.

Off-Patent Brands

In May 2002, along with the acquisition of Cardene IV, ESP Pharma acquired three off-patent branded orally delivered drugs: Tenex, Sectral and Ismo. These have a 90% substitution rate, which means for every 10 prescriptions written for the brand, nine are filled with generics. However, 38 states have “Dispense as Written” laws which preclude pharmacists from substituting generics for brands if the prescribing doctor specifies a brand name. Average prices for these three products are approximately 6 to 7 times greater than their generic competitors. A summary description of these products and their approved indications is as follows:

•         Tenex is a centrally-acting alpha-blocking agent for use in the treatment of hypertension.

•         Sectral is a cardioselective beta-blocker for the treatment of hypertension and ventricular arrhythmia.

•         Ismo is a long-acting nitrate for the treatment of angina pectoris due to coronary artery disease.

PDL expects that unit volumes and overall sales of these off-patent brands will continue to decline.

Declomycin.  Declomycin is an antibiotic that was approved in the late 1970s and, since the late 1990s, has been indicated for treatment of Rocky Mountain spotted fever, certain types of pneumonia, anthrax, and other bacterial based infections; however, it also suppresses a hormone that prevents urination. Currently, lithium is the only other drug that has shown efficacy in treating this, but has numerous side effects severely limiting its use. During the second quarter of 2004, Impax Laboratories, Inc.’s (Impax) Abbreviated New Drug Application, or ANDA, to manufacture and distribute a generic form of declomycin was approved by the FDA. Impax began selling this generic product in the third quarter of 2004. ESP Pharma also is aware that Barr Laboratories has submitted an ANDA also to begin manufacturing and distributing another generic form of declomycin.

As part of ESP Pharma’s strategic response, an agreement was finalized in June 2004 with Stiefel Laboratories, Inc. to sell a generic version of declomycin through its Glades Pharmaceutical division (Glades). As part of the arrangement, ESP Pharma will realize profit in the sale of brand product to this authorized generic distributor (AGD), plus share in the gross profit of generic Demeclocycline sold through Glades’ distribution channel. In September 2004, Glades ordered declomycin from ESP Pharma under this arrangement. Nevertheless, PDL expects overall sales of declomycin to decline.

ESP Pharma’s Operations

Customers.  ESP Pharma’s products are sold through wholesale distributors to roughly 800 hospitals in the United States. Currently, ESP Pharma’s sales force consists of 8 sales managers and 66 representatives in the field.

Facilities.  ESP Pharma maintains leased offices consisting of approximately 23,000 square feet for administrative and sales purposes in Edison, New Jersey. Specialty Pharmaceutical Services (formerly Cord), a subsidiary of Cardinal Health (Specialty Pharmaceutical), handles a number of tasks for ESP Pharma including: warehousing, distribution, receiving orders from customers, invoicing and collection of receivables. All ESP Pharma product inventory is shipped directly from Specialty Pharmaceutical’s third-party warehouse located in Tennessee.

ESP Pharma’s Clinical-stage Pipeline

Although the ESP acquisition is not expected to close until late March 2005, ESP holds U.S. and certain other territory license rights to certain compounds in later stage clinical development.  These products include two products that are new formulation versions of off-patent agents approved in the U.S, and two in-licensed products in Phase II and Phase III respectively.  These latter agents are under development for congestive heart failure and hepatorenal syndrome respectively.  Following the close of the ESP transaction by PDL, we intend to provide additional detailed information as to PDL’s future development plans for these programs.  Certain of these programs may in fact be either terminated or out-licensed.

PDL PRODUCTS IN CLINICAL STAGE DEVELOPMENT

We currently have four antibodies in clinical development for various disease indications, with a near-term emphasis on autoimmune and inflammatory diseases and cancer, specifically inflammatory bowel disease, asthma and solid tumors.

The following table summarizes the potential therapeutic applications and development status for our antibody-based clinical development programs. Not all clinical trials for each program are listed. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors.”

Antibody Product	Indication(s)	Status
Nuvion (visilizumab, anti-CD3)	Intravenous steroid-refractory ulcerative colitis	Phase I / II
Zenapax (daclizumab, anti-IL-2 receptor)	Prevention of acute kidney transplant rejection	Marketed/Roche
	Asthma	Phase II
M200 (volociximab, anti-α5β1 integrin)	Advanced solid tumors	Phase II
HuZAF (fontolizumab, anti-gamma-interferon)	Crohn’s disease	Phase II

Nuvion (visilizumab, anti-CD3).  Nuvion is in a Phase I/II clinical study in patients with intravenous steroid-refractory ulcerative colitis. This humanized non-FcR binding monoclonal antibody is directed at the CD3 antigen on activated T cells. Increasing evidence implicates T lymphocytes as the primary immune cells mediating the induction and progression of inflammatory bowel disease. While the mechanism of action of Nuvion in ulcerative colitis is still being characterized in ongoing studies, early research has demonstrated that Nuvion induces selective programmed cell death of activated, but not resting T cells in vitro, which may provide therapeutic benefit in ulcerative colitis.

Nuvion is being evaluated in patients with ulcerative colitis that is refractory to treatment with intravenous steroids. This refractory patient population has no approved medical alternatives and generally requires surgery. We have completed a 32-patient Phase I clinical trial in which patients received one intravenous injection of Nuvion on two consecutive days. The two dose cohorts tested were at 15 and 10 μg/kg. In the 15 μg/kg dose cohort, all 8 patients had achieved a response and 7 of the 8 patients had achieved a remission at day 30. At the 10 μg/kg dose level, 19 of 24 (79%) patients had responded and 8 (33%) patients had achieved a remission at day 30. The antibody has demonstrated an acceptable safety profile for these patients for whom there are no approved medical treatments.

Because we saw a strong signal of activity in the Phase I study, PDL initiated a Phase I/II trial of Nuvion in this patient population to more fully explore lower doses. In the Phase I dose-ranging portion of this Phase I/II study, we are exploring four dose levels, from 5 μg/kg to 12.5 μg/kg given intravenously on days 1 and 2 as a bolus injection. This study has enrolled patients with Epstein-Barr virus levels up to 5,000 copies/ml and has an exploratory provision for re-treatment of patients who have an initial response, but relapse within one year.

Interim findings from the Phase I portion of this study were presented at the United European Gastroenterology Week meeting in Prague in September 2004. We have now seen clinical responses at all dose levels tested to date.

In each of the studies reported to date, the most common adverse events have been associated with the cytokine release syndrome, which generally consists of flu-like symptoms and is typically characterized by fatigue, nausea, chills and headache. The symptoms were generally transient in nature, were seen less frequently following the second day of treatment and were typically resolved within 24 hours following the second treatment. In addition, Nuvion administration results in transient depletion of T-cells and frequently a corresponding transient rise in EBV titers. To date, there have not been obvious clinical signs or symptoms associated with these laboratory abnormalities in ulcerative colitis patients, although an increased rate of infection and/or lymphproliferative disease is a theoretical possibility. Nuvion administration also results in the generation of antibodies, including neutralizing antibodies in some patients. Rare allergic reactions have also been associated with Nuvion administration.

We plan to conduct a Nuvion end-of-Phase I meeting with the FDA late in the first quarter of 2005. We anticipate that the future registration pathway will be based on the Special Protocol Assessment process. If our March discussions with the FDA are successful, we expect to seek approval to initiate Phase III studies by the fourth quarter of 2005 in the intravenous steroid-refractory ulcerative colitis setting. We have received “Fast Track” status from the FDA for the investigation of Nuvion in patients with intravenous steroid-refractory ulcerative colitis, which is the first PDL program to receive such designation.  The FDA grants fast track status under the Food and Drug Administration Modernization Act of 1997 to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address an unmet medical need. The fast track process includes the potential for more frequent meetings with the FDA to receive their input into the development plan, the option of be considered for the submission of a Biologic License Application (BLA) serially in sections rather than submitting all components simultaneously, and the potential to be considered for priority review and/or accelerated approval.  The fast track designation does not guarantee that the Nuvion program will qualify for or be able to take advantage of the expedited review process and/or accelerated approval process and it does not increase the likelihood that Nuvion will receive regulatory approval.

Daclizumab (Zenapax, anti-IL-2 receptor).  The FDA approved daclizumab in December 1997 for the prevention of acute kidney transplant rejection, making it the first humanized antibody to be approved anywhere in the world. It has since been approved in Europe and a number of other countries. Our licensee, Hoffmann-La Roche (Roche), sells daclizumab under the brand name Zenapax in the United States, Europe and other territories for the kidney transplant indication and we receive royalties on Zenapax sales.

Effective October 2003, we paid $80 million in cash for return of exclusive rights to daclizumab in indications other than transplantation. Under the terms of this arrangement, Roche has the right to put the transplant indications as early as 2005 upon six months prior written notice to us. If Roche does not exercise its put right, we have the right to acquire these transplant indications, which right is exercisable beginning in the second quarter of 2006 and effective no earlier than six months following the date of notice of the exercise but no later than July 1, 2007. To effectuate the transfer of Zenapax in the transplantation indications, we will pay an additional exercise fee to Roche based on the average annual gross sales of Zenapax during the period from January 1, 2004, through either the calendar quarter prior to the date we exercise our option, or Roche’s notice of its decision to transfer the rights to us prior to our exercise date. If we do not receive transplantation rights, we would pay royalties to Roche on any sales in all diseases other than transplantation, and we would continue to receive royalties on sales of Zenapax in transplantation.

In September 2004, we entered into an agreement with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and related respiratory diseases. Under the terms of this agreement, we received a $17.5 million upfront payment and may receive up to $187.5 million in milestone payments for successful further development and commercialization of daclizumab. This agreement provides that Roche and PDL will globally co-develop daclizumab in asthma, equally share development expenses and co-promote the product in the United States. Outside the United States, PDL will receive royalties on net sales of the product in asthma and related respiratory diseases.

Daclizumab binds to the IL-2 receptor on immune system cells known as T cells. IL-2 is a cytokine, one of the substances released by cells as part of the normal immune response as well as in certain autoimmune diseases and often following organ transplants. IL-2 stimulates T cells to divide and participate in an immune response. Daclizumab blocks the binding of IL-2 to its receptor on T cells, suppressing an immune response by inhibiting the proliferation of activated T cells.

Positive results from a Phase II trial of daclizumab in moderate-to-severe persistent asthma were reported in March 2004 at the American Academy of Allergy, Asthma & Immunology meeting. This Phase II randomized, double blind, placebo controlled clinical trial treated 115 patients who suffer from chronic, persistent asthma and whose disease is not well controlled with high doses of inhaled corticosteroids. We reported that statistically significant treatment differences (p=0.05) were observed in treatment period one for the primary endpoint, which was the percent change in FEV1 (Forced Expiratory Volume in one second) from baseline to 12 weeks, or day 84. Secondary clinical endpoints also supported these findings. Treatment with daclizumab was generally well tolerated. We expect that the next trial of daclizumab in asthma will be a single-dose, Phase I clinical trial in healthy volunteers, intended to gather additional experience with the PDL-manufactured subcutaneous formulation of daclizumab. This single-dose subcutaneous study should begin in the first quarter of 2005. This single-dose trial is expected to be followed by a multiple-dose Phase I study. We anticipate that a subsequent Phase IIb clinical trial in moderate-to-severe persistent asthma could begin in the first quarter of 2006.

In a pilot study conducted in 2002 and 2003 through the National Institutes of Health, daclizumab was evaluated in combination with interferon-beta therapy in patients with relapsing remitting multiple sclerosis (MS) who had partially or completely failed to respond to interferon-beta therapy. In that study, daclizumab was well tolerated and led to a greater than 75% reduction in inflammatory activity in the majority of patients, as measured by reduction in contrast enhanced MRI-scanned lesions. We believe that the resources and market expertise of a collaborative partner experienced in MS could facilitate the late-stage development and marketing of daclizumab in this indication. Consequently, we are seeking to establish a collaboration with such a partner for development of daclizumab in MS. A PDL-sponsored Phase II study of daclizumab in MS is expected to be initiated late in the first quarter or early in the second quarter of 2005.

We evaluated daclizumab in a Phase II clinical study in patients with moderate-to-severe ulcerative colitis. This randomized, placebo controlled Phase II clinical trial enrolled approximately 159 patients. In May 2004, we reported that daclizumab did not meet primary or secondary endpoints in the study, and that we do not plan further development of daclizumab in ulcerative colitis.

M200 (volociximab, anti-α5β1 integrin antibody).  Our anti-α5β1 integrin chimeric antibody program, M200, is in Phase II clinical studies for advanced solid tumors. M200 is a direct anti-endothelial cell antibody that inhibits angiogenesis. Agents that inhibit angiogenesis are intended to block formation of blood vessels in tumors, thereby leading to slower tumor growth, cell death or inhibition of metastasis. M200 targets the activated subset of endothelial cells. These activated cells are found in the lining of blood vessels undergoing angiogenesis, and by inhibiting the binding of fibronectin to α5β1 integrin receptors, angiogenesis is inhibited. In vitro studies have shown that the antibody inhibits angiogenesis, including vessel formation induced by vascular endothelial growth factor (VEGF), basic fibroblast growth factor (bFGF), as well as other pro-angiogenic growth factors. As a result, the antibody may prove effective in treating tumors in which one or more growth factors contribute to angiogenesis.

In September 2004, we presented interim clinical data from the Phase I study of M200. In the Phase I trial, 16 men and women between the ages of 29 and 81 (mean 58 years) with various solid tumor types refractory to standard therapy had been enrolled. Tumor types included colorectal, melanoma, hepatic, pancreatic and non-small cell lung cancers. The study data showed that adverse events were generally mild to moderate in intensity and included fatigue, nausea, constipation, headache, and anorexia. There were no severe or serious adverse events that were dose limiting or considered by investigators to be related to M200. In addition, 10 of 15 evaluable patients had stable disease as their best response, and five of six patients treated at the highest dose level reported, 10 mg/kg, achieved stable disease. Four patients with stable disease after 5 doses of M200 in the Phase I study continued treatment with M200 in a Phase I extension study. Three of these patients maintained stable disease for greater than 16 weeks over the two studies.

We have initiated a series of open-label, Phase II clinical trials which are planned to study M200 in the treatment of renal, melanoma, pancreatic, and non-small cell lung cancers. The renal cell carcinoma study initiated in January 2005 is a single-agent trial, while the studies in the other three malignancies will be combination studies with standard therapy.

HuZAFTM (fontolizumab, anti-gamma interferon).  Fontolizumab targets gamma interferon, a protein that stimulates several types of white blood cells and that has been shown by academic researchers to play a role in certain autoimmune diseases.

This humanized antibody has completed two Phase II studies in a total of approximately 329 patients with Crohn’s disease, a form of inflammatory bowel disease. These two randomized, placebo controlled, double blind Phase II trials were designed to better define the activity of this antibody in Crohn’s disease. The first trial explored an initial intravenous dose of fontolizumab given as 1 mg/kg or 4 mg/kg, followed by additional lower subcutaneous doses. In the second trial, patients received up to two intravenous doses of fontolizumab given at 4 mg/kg or 10 mg/kg. In March 2004, we reported results of these two trials of HuZAF in Crohn’s disease. The primary endpoint for both trials was the response to the initial intravenous dose. HuZAF did not meet the primary endpoint in either trial following administration of a single intravenous dose. We did, however, in subset analysis of C-Reactive Protein (CRP)-elevated patients, identify very strong signals of activity. Based on the recent success of our pipeline and the allocation of resources to higher priority programs, we currently are seeking to partner HuZAF before initiating additional development in Crohn’s disease or other autoimmune indications, such as systemic lupus and rheumatoid arthritis. Current efforts with HuZAF are limited to completion of an ongoing Phase II chronic dosing study in moderate to severe Crohn’s Disease patients.

PDL PRODUCTS IN PRECLINICAL STAGE DEVELOPMENT

We are evaluating a number of additional therapeutic antibody candidates, at earlier stages of development, that may be useful for the treatment of autoimmune diseases and cancer.

BUSINESS AND COMMERCIALIZATION STRATEGY

Our current business and commercialization strategy is to transition from a company dependent on licensing activities, development arrangements, humanization services and royalties as the primary sources of revenues to a commercial enterprise that derives the majority of its revenues from sales of its proprietary products. Key elements of our strategy include the following:

•         Fully-integrated commercial organization.  We believe that our current clinical development programs address areas of significant unmet medical need that could, at least in North America, effectively be serviced with a modest-sized sales force of between 80 to 125 representatives. If our programs are successful in later stage trials, and subsequently gain regulatory approval for therapeutic use in the United States and Canada, our goal is to create a North American hospital-focused sales and marketing operation related to our core therapeutic focus in inflammatory diseases by 2007. Prior to that time, we expect to develop a small PDL sales and marketing capability in transplantation in connection with the anticipated reversion of rights to manufacture and market Zenapax, and we believe such infrastructure would be complementary to our potential marketing needs as they relate to Nuvion for ulcerative colitis. In the event the ESP Pharma acquisition is completed, we believe the integration of this sales and marketing capability with ESP Pharma’s in-line marketing and sales team will help to enable successful commercialization following the reversion of Zenapax transplant rights to PDL.

•         Development of proprietary drugs.  Our most advanced clinical-stage programs are Nuvion antibody product for potential treatment of intravenous steroid-refractory ulcerative colitis (IVSR-UC), and daclizumab for the potential treatment of moderate-to-severe asthma. Additionally, in 2003, we repurchased rights from Roche to market and manufacture daclizumab in indications other than transplantation, and we obtained an option to acquire rights to daclizumab in transplant indications, marketed as Zenapax, by no later than 2007. We believe that the market potential for daclizumab could be expanded beyond the current approved indication in renal transplantation through potential development of this already-marketed antibody in other autoimmune or inflammatory disease indications, such as asthma and multiple sclerosis (MS). In September 2004, we completed an agreement with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and related respiratory diseases.  Following the ESP Pharma acquisition, we plan to develop certain programs in-licensed by ESP Pharma.

•         Licensing arrangements.  While our goal is to market our products in North America, for all our products in development, we may out-license rights, even within the United States, to other biotechnology or pharmaceutical companies with respect to certain indications requiring specific expertise or large development and marketing efforts, such as MS or some oncology indications. For example, we have partnered with Roche for the joint development and commercialization of daclizumab in asthma. We retain worldwide rights to each of the other products we are currently developing. We may receive upfront fees, milestone payments or other types of funding under these arrangements, in addition to possible royalties or other profit-sharing rights on any product sales by such marketing partners.

CURRENT SOURCES OF REVENUES

Royalties.  We license our patents covering numerous humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. Eight of the nine humanized antibodies currently approved by the U.S. Food and Drug Administration (FDA) are licensed under our patents and seven of these licensed products generated royalties to PDL that were recognized in 2004: Genentech Inc.’s Herceptin®, Xolair®; Raptiva® and Avastin™; MedImmune, Inc.’s Synagis®; Wyeth Pharmaceuticals’ Mylotarg®; and Hoffmann-La Roche’s Zenapax®. Combined annual worldwide sales of these products exceeded $2.9 billion in 2004. In 2004, we received $83.8 million in product royalties.  Additionally, Elan Corporation, plc entered into a license under our patents for the Tysabri® antibody product, which was approved by the FDA in late November 2004 and was marketed until the end of February 2005, when Tysabri was voluntarily withdrawn from the market by Elan and Biogen-Idec and is currently pending review for further clinical trial use as well as marketing and commercial sale.  We recognize royalty revenues in the quarter reported to us by our licensees (i.e., generally one quarter following the quarter in which sales by our licensees occurred).

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

Also, we recognize revenues related to our agreement with Hoffmann-La Roche for the joint development and commercialization of daclizumab for the treatment of asthma and related respiratory diseases, which includes an upfront fee, milestone payments and partial funding of our research and development costs in addition to royalties and profit-sharing on future product sales.

In addition, we are seeking to out-license marketing rights for other certain antibodies in some geographical areas to other biotechnology or pharmaceutical companies, and may receive upfront fees, milestone payments and/or other types of funding, in addition to possible royalties or other profit sharing arrangements on any product sales by our licensees.

OUR TECHNOLOGY

Antibody Background Information

Antibodies are protective proteins released by the immune system’s B cells, a type of white blood cell, in response to the presence of a foreign substance in the body, such as a virus, or due to an irregular autoimmune response. B cells produce millions of different kinds of antibodies, which have slightly different shapes that enable them to bind and, as a result, inactivate different targets. Antibodies that have identical molecular structure that bind to a specific target are called monoclonal antibodies.

Typically, mice have been used to produce monoclonal antibodies to a wide range of targets, including targets to which the human body does not normally produce antibodies. Specifically, many mouse antibodies have been developed as potential therapeutics to inhibit immune function, destroy cancer cells or neutralize viruses.

Although mouse monoclonal antibodies are relatively easy to generate, they have significant drawbacks as therapeutics. Mouse antibodies have a relatively short half-life in human patients, requiring them to be administered frequently. In addition, mouse antibodies are not adapted to work effectively with the human immune system and therefore often have limited ability to destroy the target, such as cancer cells. Most importantly, when injected into humans, a mouse antibody is usually recognized by the body’s immune system as foreign. The immune system therefore responds with a human anti-mouse antibody, or HAMA, response, which rapidly neutralizes the mouse antibody and renders it ineffective for further therapy. These problems have largely prevented mouse antibodies from fulfilling their promise as therapeutics.

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with mouse antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In particular, we are aware of approximately 40 humanized antibodies in clinical trials, including several antibodies addressing large markets. Fifteen human, humanized or chimeric antibodies have already been approved for marketing by the FDA, of which eight are humanized and licensed under our patents.

Our Antibody Technology Platform

Our proprietary antibody technology platform has positioned us as a leader in the development of therapeutic antibodies that overcome many of the problems associated with mouse antibodies. Using our patented approach, “humanized” antibodies are designed to retain biological activity of mouse antibodies while incorporating human-like traits, which enhance the utility of such antibodies for human therapeutic use. Clinical trials and preclinical studies have shown that our humanized antibodies have the desired human-like antibody characteristics, low immunogenicity and a usefully long half-life, coupled with the important target binding activity of a mouse derived antibody.

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

OUR ANTIBODY MANUFACTURING

Antibodies for use as human therapeutics are generally manufactured through the culture of mammalian cell lines, which produce the antibodies. We maintain facilities and personnel in California and Minnesota for the production and characterization of such cell lines. We also engage in process development activities intended to improve the productivity and other characteristics of such cell lines. We believe our knowledge and capabilities in this area provide a significant degree of competitive advantage over those companies that currently lack such fully integrated operations. In particular, we have more than a decade of manufacturing experience based upon a serum-free and protein-free production process, and we believe that this approach is a significant competitive advantage.

We manufacture antibodies for use as clinical trial material in an approximately 45,000 square-foot manufacturing facility in Plymouth, Minnesota, which we have leased since 1992. We currently manufacture Nuvion, daclizumab, fontolizumab and other preclinical antibodies in that facility. We renovated this facility in 2002 and early 2003 to make it potentially licensable by regulatory agencies in the United States and other countries for supply of commercial antibodies. We resumed manufacturing of antibodies in the first half of 2003. Based on our current capacity in our Brooklyn Park manufacturing facility, our current plans are to reduce or close operations in this facility in 2006.

We are validating a new commercial manufacturing facility in Brooklyn Park, Minnesota, approximately nine miles from our Plymouth location. Physical construction of our approximately 22,000-liter capacity manufacturing facility was completed in December 2004. We currently expect to be able to produce antibodies for clinical use from this facility by 2006 and for commercial sale in 2007. Antibodies currently in our clinical stage pipeline that may be made in this facility include Nuvion, fontolizumab, daclizumab and volociximab, the anti-α5β1 integrin antibody.

HUMANIZATION AND PATENT LICENSING RIGHTS AGREEMENTS

We have entered into patent license agreements with numerous companies that are independently developing humanized antibodies, including Abbott Laboratories, Biogen Idec, Celltech, Chugai, Elan, Genentech, Medarex, MedImmune, Merck KGaA, Millenium Pharmaceuticals, Morphotek, Sankyo, Seattle Genetics, and Wyeth. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for antibodies to a specific target antigen. In general, we received an upfront licensing fee, and rights to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition, we have entered into patent rights agreements with Celltech, Genentech, GlaxoSmithKline, MedImmune, Millennium Pharmaceuticals and Tanox. Under these agreements, licensees currently purchase a research license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of target antigens. Our patent rights agreements with Celltech, Genentech, Morphotek and Seattle Genetics also give us rights to purchase licenses under certain of their patents. We have also entered into agreements to use our technology to humanize antibodies for other companies, including Ajinomoto, Fujisawa Pharmaceuticals, Eli Lilly, InterMune Pharmaceuticals, Mochida Pharmaceutical, Progenics Pharmaceuticals, Teijin, Wyeth and Yamanouchi Pharmaceutical. In general, we received an upfront licensing fee, and rights to receive additional payments upon the achievement of certain milestones and royalties on any product sales.

We continue to pursue discussions with companies involved in antibody research and development and may enter into additional patent license, patent rights and humanization agreements from time to time.

MANUFACTURING AND FACILITIES

We manufacture our products for clinical development, other than M200. M200 is currently supplied by ICOS Corporation as part of a manufacturing agreement related to our 2003 acquisition of Eos Biotechnology, Inc. We have initiated efforts to change over from ICOS supply to our own supply as soon as is reasonably practicable, subject to regulatory and physical constraints.

We intend to continue to manufacture our potential products for use in preclinical and clinical trials, and to manufacture products for commercial use by 2007. We expect to use our manufacturing facilities in accordance with standard procedures that comply with appropriate regulatory standards.

We own two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. We have an approximately $7.9 million mortgage on these facilities. In addition, we lease approximately 100,000 square feet of adjacent research and development and general office space in Fremont, California. Our lease terms for these facilities will expire on December 31, 2006 and February 28, 2007.

In Plymouth, Minnesota, we lease a total of approximately 75,000 square feet of manufacturing, laboratory and office space in three separate buildings. The lease terms will expire on February 28, 2009, subject to our option to extend the lease for an additional five-year term. In March 2002, we purchased approximately 29 acres in Brooklyn Park, Minnesota and have built a new commercial manufacturing plant on this property that is currently being validated. In January 2005, we entered into an agreement to purchase approximately 6 acres adjacent to our existing Brooklyn Park facility to permit further expansion of our existing site if we deem this necessary in the future.

•         In Somerville, New Jersey, we lease approximately 6,000 square feet of general office space. The lease term will expire on October 31, 2005. We no longer occupy this facility and currently sublease a portion of the space.

•         In Paris, France, we lease approximately 600 square feet of general office space. The lease term will expire on August 12, 2013.

•         In Menlo Park, California, we lease approximately 1,600 square feet of general office space. The lease term will expire on March 31, 2005. We no longer occupy this facility.

We may obtain additional research and development and general office space in the future and may lease or acquire additional space as required.

PATENTS AND PROPRIETARY TECHNOLOGY

We have been issued patents in the United States, Europe and Japan, which we believe cover many humanized antibodies. Some of these patents also cover other aspects of our antibody technology platform. We have filed similar patent applications in other countries. Our U.S. humanization patents, known generally as the Queen, et. al. patents, expire in 2014.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims in our first European patent. We subsequently appealed the Opposition Division’s decision to the Technical Board of Appeal at the European Patent Office. In November 2003, the Technical Board of Appeal upheld our appeal and set aside the Opposition Division’s initial decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. We believe that such claims, if upheld by the Opposition Division, would cover the production of many humanized antibodies.

At an oral hearing in February 2005, the Opposition Division of the European Patent Office decided to revoke the claims in our second European antibody humanization patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal at the European Patent Office. The appeal suspends the legal effect of the decision of the Opposition Division during the appeal process, which is likely to take several years.

In regard to our Japanese humanization patent, in December 2004, the Japanese Supreme Court denied our petition for review of the Tokyo High Court decision upholding revocation of the patent by the Japanese Patent Office. The Japanese Supreme Court decision concludes the proceedings in the matter and the Japanese Patent Office decision to revoke our patent is final.

In October 2004, the Japanese Patent Office issued a patent to our first divisional humanization patent application. The Japanese Patent No. 3604058 claims a method of producing a humanized immunoglobulin specifically reactive with the human IL-2 receptor and the composition of matter directed to Zenapax (daclizumab).

There are two additional divisional patent applications pending before the Japanese Patent Office with respect to our humanization technology.

We intend to vigorously defend our patents in these proceedings. We may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed.

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

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA-approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.  Before we are able to manufacture commercial products in our new Brooklyn Park, Minn. facility, we must meet the FDA guidelines.  We will need to manufacture Zenapax and demonstrate comparability with the material currently manufactured by Roche in order to manufacture and sell this product for ourselves.  In addition, all of our products produced by a different manufacturing process will be subject to confirmation and testing that the material from our new site represents a similar product for further development and, ultimately, commercial sale.

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

Also, if we complete our pending acquisition of ESP Pharma, you should consider certain additional risks related to the business of ESP Pharma. Potential competitors of ESP Pharma in the U.S. and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. For example, we are aware that The Medicines Company has a product currently in Phase III development, Clevelox, which is an intravenous, short-acting calcium channel antagonist being developed in late-stage clinical trials for the short-term control of high blood pressure in the hospital setting. While we believe that Cardene IV has advantages over Clevelox, there can be no assurance that the ongoing or future clinical studies will not show superior benefits than those obtained with Cardene IV, or that The Medicines Company’s sales and marketing efforts will not negatively impact Cardene IV.

In addition, ESP Pharma product sales face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of its products. ESP Pharma has several marketed products that are generic versions of brand-name products. Additionally, ESP Pharma has brand-name products that are subject to competition from generic products. ESP Pharma faces competition in its marketed products from brand-name pharmaceutical companies and from companies focused on generic pharmaceutical markets. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than the ESP Pharma products, or that would render the ESP Pharma products obsolete or noncompetitive.

You should closely review the risk factors contained under the subheading “Risks Related to the ESP Business” for additional information regarding competitive factors and other risks relating specifically to the ESP Pharma business and products.

Other competitive factors affecting our business generally include:

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

•         price of our products; and

•         patent protection of our products.

HUMAN RESOURCES

As of December 31, 2004, we had 660 full-time employees. Of the total, 171 employees were engaged in research and process development, 113 in clinical and regulatory, 165 in manufacturing, 103 in general and administrative functions, and 108 in quality assurance and compliance. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ENVIRONMENT

We seek to comply with environmental statutes and the regulations of federal, state and local governmental agencies. We have put into place processes and procedures and maintain records in order to monitor environmental compliance. We may invest additional resources, if required, to comply with applicable regulations, and the cost of such compliance may increase significantly.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:/ /www.sec.gov.

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

In general, our expenses have exceeded revenues. As of December 31, 2004, we had an accumulated deficit of approximately $273.5 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

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

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At December 31, 2004, we would have had approximately $507.5 million of outstanding debt as adjusted for the offering of the 2.00% Convertible Senior Notes due February 15, 2012 in the aggregate principal amount of $250 million issued in February 2005 (the 2005 Notes). In addition to the 2005 Notes, approximately $250 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2003 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•         we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•         increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•         depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•         to seek additional financing in the debt or equity markets;

•         to refinance or restructure all or a portion of our indebtedness, including the 2005 Notes or the 2003 Notes;

•         to sell selected assets;

•         to reduce or delay planned capital expenditures; or

•         to reduce or delay planned operating expenditures, such as clinical trials.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

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

•         the continued safety of approved products;

•         the marketing efforts of our licensees;

•         potential reductions in royalties receivable due to credits for prior payments to us;

•         the timing of royalty reports, some of which are required quarterly and others semi-annually; and

•         our ability to successfully defend and enforce our patents.

We receive royalty revenues on sales of the product Synagis, which product is marketed by MedImmune, Inc. (MedImmune). This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales will contribute to fluctuation of our revenues from quarter to quarter.

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

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, we expect to recognize expense for employee stock options beginning in the third quarter of 2005, and as a result, we will incur significantly higher losses. In addition, we hold a $30 million five-year convertible note receivable we purchased from Exelixis, Inc. in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European antibody humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our second European patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents, and if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

At an oral hearing in February 2005, the Opposition Division of the European Patent Office decided to revoke the claims in our second European antibody humanization patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We plan to appeal the decision to the Technical Board of Appeal at the European Patent Office. The appeal will suspend the legal effect of the decision of the Opposition Division during the appeal process, which is likely to take several years.

We intend to vigorously defend the European patents in these proceedings. We may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the European opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition.

In regard to our Japanese humanization patent, in December 2004, the Japanese Supreme Court denied our petition for review of the Tokyo High Court decision upholding revocation of the patent by the Japanese Patent Office. The Japanese Supreme Court decision concludes the proceedings in the matter and the Japanese Patent Office decision to revoke our patent is final.

In October 2004, the Japanese Patent Office issued a patent to our first divisional humanization patent application. This patent claims a method of producing a humanized antibody specifically reactive with the human IL-2 receptor and the composition of matter directed to Zenapax (daclizumab). Although we have additional divisional patent applications pending in Japan, there can be no assurance that any patents will issue from such divisional applications or that the scope of such patents, if any, would be sufficient to cover third party antibody products.

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, and paying royalties under existing patent licenses with us. To date, we have been successful in obtaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, we have experienced challenges in our licensing efforts, including the disagreement we had with Genentech, Inc. (Genentech) in 2003 over whether its Xolair antibody product was covered under our humanization patents. There can be no assurance that we will continue to be successful in our licensing efforts in the future. Additionally, although we have reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future, seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

Celltech, for example, has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. At an oral hearing in January 2005, the Opposition Division decided to revoke this patent. Celltech has filed a notice of appeal. We cannot predict whether Celltech’s appeal will be successful, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents. We recently negotiated an extension that has extended the term of the current agreement to December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

We do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, under this patent. If our processes were found to be covered by either of these patents, we might be required to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

If our research efforts are not successful, we may not be able to effectively develop new products.

We have not commercialized any antibody products. We are engaged in research activities intended to identify antibody product candidates that we may enter into clinical development. These research activities include efforts to discover and validate new targets for antibodies in our areas of therapeutic focus. We obtain new targets through our own drug discovery efforts and through in-licensing targets from institutions or other biotechnology or pharmaceutical companies. Our success in identifying new antibody product candidates depends upon our ability to discover and validate new targets, either through our own research efforts, or through in-licensing or collaborative arrangements. In order to increase the possibilities of identifying antibodies with a reasonable chance for success in clinical studies, part of our business strategy is to identify a number of potential targets. Our antibody product candidates are in various stages of development and many are in an early development stage. If we are unsuccessful in our research efforts to identify and obtain rights to new targets and generate antibody product candidates that lead to the required regulatory approvals and the successful commercialization of products, our ability to develop new products could be harmed.

If we are unable to develop new products, our ability to grow may depend on our success in acquiring or licensing new porducts and integrating them successfully.

If we are unable to develop new products, we may depend on acquisitions of rights to products from others as our primary source of new products. Risks in acquiring new products include the following:

•         we may not be able to locate new products that we find attractive and complementary to our business;

•         the price to acquire or obtain a license for these products may be too costly to justify the acquisition;

•         we may be unable to efficiently and economically integrate the research, development and commercialization of these products.

Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly.

Our development of current and future product candidates, either alone or in conjunction with collaborators, is subject to the risks of failure inherent in the development of new pharmaceutical products. Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials. Despite the time and expense incurred, there can be no assurance that our clinical trials will adequately demonstrate the safety and effectiveness of our product candidates.

Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or failures of our clinical trials as a result of many factors, all of which may increase the costs and expense associated with the trial, including:

•         Changes in regulatory policy during the period of product development;

•         Delays in obtaining regulatory approvals to commence a study;

•         Delays in identifying and reach agreement on acceptable terms with prospective clinical trial sites;

•         Delays in the enrollment of patients;

•         Lack of efficacy during clinical trials; or

•         Unforeseen safety issues.

Completion of clinical trials may take several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity, novelty and intended use of the product candidate and is difficult to predict. Further, we, the FDA, Investigational Review Boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

We are subject to extensive government regulation, which requires us to spend significant amounts of money, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products.

Our product candidates under development are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. Neither the FDA nor any other regulatory agency has approved any of our product candidates for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. To obtain regulatory approval for the commercial sale of any of our potential products or to promote these products for expanded indications, we must demonstrate through preclinical testing and clinical trials that each product is safe and effective for use in indications for which approval is requested. We have had, and may in the future have, clinical setbacks that prevent us from obtaining regulatory approval for our potential products. Most recently, in May 2004, we announced that daclizumab, our humanized antibody that binds to the interleukin-2 (IL-2) receptor, did not meet the primary endpoint in a Phase II clinical trial in patients with moderate-to-severe ulcerative colitis. As a result, we terminated further development of daclizumab in this indication.

Early clinical trials such as Phase I and II trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed. We may decide, or the FDA may require us, to make changes in our plans and protocols. Such changes may relate, for example, to changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of materials where a change in materials is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.

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

In addition, we may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise because we have a relatively large number of potential products in clinical development. The approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies. The approval of a product candidate may depend on the acceptability to the FDA of data from our clinical trials. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

•         adversely affect the successful commercialization of any drugs that we develop;

•         impose costly procedures on us;

•         diminish any competitive advantages that we may attain; and

•         adversely affect our receipt of revenues or royalties.

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

The “fast track” designation for development of Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the Nuvion will receive regulatory approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis, we may not experience a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion will receive regulatory approval for the treatment of intravenous steroid-refractory ulcerative colitis.

Our clinical trial strategy may increase the risk of clinical trial difficulties.

Research, preclinical testing and clinical trials may take many years to complete, and the time required can vary depending on the indication being pursued and the nature of the product. We may at times elect to use clinical strategies that seek to advance potential products through clinical development as rapidly as possible. For example, our current projection for regulatory approval of Nuvion in the United States in 2007 depends upon regulatory approval to initiate Phase III studies in 2005. We anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies that are marketed by the licensees or others. In February 2005, Biogen Idec, Inc. and Elan Corp. announced that they had voluntarily suspended supplying, marketing and sale of Tysabri, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents.  Financial analyst and investor expectations, as well as our own financial plans beginning in 2005, included potential royalties from the sale of Tysabri.  There can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri.

If our collaborations are not successful, we may not be able to effectively develop and market some of our products.

We have agreements with pharmaceutical and other companies to develop, manufacture and market certain of our potential products. In some cases, we are relying on our partners to manufacture such products, to conduct clinical trials, to compile and analyze the data received from these trials, to obtain regulatory approvals and, if approved, to market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement.

We do not currently have the ability to independently conduct pre-clinical and clinical trials for any of our product candidates, and we must rely on third parties, such as medical institutions and clinical investigators, including physician sponsors, to conduct our clinical trials, including recruiting and enrolling patients in the trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our preclinical or clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, and need to be replaced, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by medical institutions and clinical investigators, including physician sponsors, is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates. If our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

Our development, manufacturing and marketing agreements can generally be terminated by our partners on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us or our collaborative effort. Even if a partner continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

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

We intend to market and sell a number of our products either directly or through sales and marketing partnership arrangements with partners. To market products directly, we must establish an internal marketing and sales group, contract for these services, or obtain the assistance of another company. Pursuant to the terms of our revised collaboration agreement with Roche, we have a reversion right, exercisable in 2006, but effective in 2007, to repurchase all rights, including marketing rights, in transplant indications, unless earlier elected by Roche. If we elect to exercise this right, or Roche elects to transfer such rights to us, we will be responsible for the marketing and commercialization of Zenapax in all indications worldwide. While Roche must notify us at least six months prior to a transfer of Zenapax to us, there can be no assurance that we will be able to establish marketing, sales and distribution capabilities for Zenapax in a timely manner, especially in the event the ESP transaction does not close as scheduled. Further, we may not be able to establish such capabilities for our other products or succeed in gaining market acceptance for our products. If we were to enter into co-promotion or other marketing arrangements with pharmaceutical or biotechnology companies, our revenues would be subject to the payment provisions of these arrangements and could largely depend on these partners’ marketing and promotion efforts.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, scientific and management personnel. If we are unsuccessful in attracting and retaining qualified personnel, our business could be impaired.

Our own ability to manufacture our products on a commercial scale is uncertain, which may make it more difficult to sell our products.

The manufacture of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. We will need to manufacture such antibody therapeutic products in a facility and by an appropriately validated process that comply with FDA, European, and other regulations. Our manufacturing operations will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices. If we are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices, we may not be able to obtain regulatory approval for our products.

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

Manufacturing difficulties can also interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share.

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our manufacturing capabilities. Our current plans are to validate and use our new manufacturing plant in Brooklyn Park, Minnesota in order to manufacture initial commercial supplies of Nuvion and daclizumab. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully operate our manufacturing plant. We may encounter problems with the following:

•         production yields;

•         quality control and assurance;

•         availability of qualified personnel;

•         availability of raw materials;

•         adequate training of new and existing personnel;

•         on-going compliance with our standard operating procedures;

•         on-going compliance with FDA regulations;

•         production costs; and

•         development of advanced manufacturing techniques and process controls.

Failure to successfully operate our manufacturing plant, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis could delay commercialization of our products.

In addition, as we implement validation of our Brooklyn Park, Minnesota manufacturing facility, we are implementing an enterprise resource management software platform to support our operations, including our new manufacturing facility. These efforts will involve substantial costs and resource commitments. Any construction, validation, or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly form the drug material previously produced. Changing the manufacturing site is considered to be a change in the manufacturing process, therefore moving production to our Brooklyn Park manufacturing facility from our Plymouth facility or from third parties will entail manufacturing changes. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

With respect to our M200 antibody product, ICOS Corporation (ICOS) has manufactured all of the drug material contemplated for use in our planned Phase II clinical studies. We plan to assume responsibility for manufacturing M200 for use in Phase III clinical studies and commercial supply, if required. We will need to show that the M200 drug material we produce will be sufficiently similar to the ICOS-produced drug material to use in future clinical studies in order to avoid delays in development or regulatory approval for this antibody product.

Additionally, when we assume responsibility for manufacturing Zenapax, we may be required to demonstrate that the material manufactured by Roche does not differ significantly from the material we produce at our manufacturing facilities. Showing comparability between the material we produce before and after manufacturing changes, and in the case of Zenapax, between the material produced by Roche and the drug material produced by us, is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, and in the case of Zenapax, between our material and Roche material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material. Our ability to successfully market and develop Zenapax, in particular in transplantation, depends upon our success in manufacturing Zenapax at commercial scale. There can be no assurance that we will successfully and in a timely manner be capable of manufacturing Zenapax following the transfer of Zenapax to us by Roche.

We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes or an inability to immediately show comparability between the older material and the newer material after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

Our revenue may be adversely affected by competition and rapid technological change.

Potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed, are developing, or may develop technologies that may compete with our antibody technology platform. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that our collaborative partners or we succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis, which has a significant marketing and sales force directed to the transplantation market, markets Simulect® (basiliximab), a product competitive with Zenapax, in the United States and Europe. Novartis has acquired a significant interest in Roche. As a result of Novartis’ relationship with Roche, Roche may not devote significant resources to the marketing and sales of Zenapax, which could harm our business.

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

Even if marketing approval from the FDA is received, the FDA may impose post-marketing requirements, such as:

•         labeling and advertising requirements, restrictions or limitations, such as the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

•         adverse event reporting;

•         testing and surveillance to monitor our product candidates and their continued compliance with regulatory requirements; and

•         inspection of products and manufacturing operations and, if any inspection reveals that the product or operation is not in compliance, prohibiting the sale of all products, suspending manufacturing or withdrawing market clearance.

The discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, may result in restrictions of the products, including withdrawal from manufacture. Additionally, certain material changes affecting an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may revisit and change its prior determination with regard to the safety or efficacy of our products and withdraw any required approvals after we obtain them. Even prior to any formal regulatory action requiring labeling changes or affecting manufacturing, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety and efficacy develop.

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA current good manufacturing practice (cGMP) regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities, including our facility, must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission (FTC) and the Department of Health and Human Services (HHS) may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, if the ESP Pharma acquisition is completed, there may be a similar risk with respect to the products currently developed and marketed by ESP Pharma, including Cardene IV and IV Busulfex.

Further, regulatory approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

•         delays;

•         warning letters;

•         fines;

•         clinical holds;

•         product recalls or seizures;

•         changes to advertising;

•         injunctions;

•         refusal of the FDA to review pending market approval applications or supplements to approval applications;

•         total or partial suspension of product manufacturing, distribution, marketing and sales;

•         civil penalties;

•         withdrawals of previously approved marketing applications; and

•         criminal prosecutions.

If our products do not gain market acceptance among the medical community, our revenues would be adversely affected and might not be sufficient to support our operations.

Our product candidates may not gain market acceptance among physicians, patients, third-party payors and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy, and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

•         establishment and demonstration of clinical efficacy and safety;

•         cost-effectiveness of our product candidates;

•         their potential advantage over alternative treatment methods;

•         reimbursement policies of government and third-party payors; and

•         marketing and distribution support for our product candidates, including the efforts of our collaborators where they have marketing and distribution responsibilities.

Physicians will not recommend therapies using our products until such time as clinical data or other factors demonstrate the safety and efficacy of such procedures as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of therapies using our antibody product candidates, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our antibody products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payers and the medical community may not accept or utilize any product candidates that we or our customers develop. The failure of our products to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

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

The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The FDA and other health care policies may change, and additional government regulations may be enacted, which could prevent or delay regulatory approval of our product candidates. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payors may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales can commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to maintain prices sufficient to realize an appropriate return on our investment in product development. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our products. These factors will also affect the products that are marketed by our collaborative partners. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Our common stock price is highly volatile and an investment in our company could decline in value.

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2004 to February 28, 2005, our common stock closed as high as $27.14 per share and as low as $14.98 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

•         our financial results;

•         developments or disputes as to patent or other proprietary rights;

•         disappointing sales of approved products;

•         approval or introduction of competing products and technologies;

•         withdrawal from the market of an approved product from which we receive royalties;

•         results of clinical trials;

•         failures or unexpected delays in obtaining regulatory approvals or unfavorable FDA advisory panel recommendations;

•         changes in reimbursement policies;

•         delays in manufacturing or clinical trial plans;

•         fluctuations in our operating results;

•         disputes or disagreements with collaborative partners;

•         developments in our relationships with customers;

•         market reaction to announcements by other biotechnology or pharmaceutical companies, including market reaction to various announcements regarding products licensed under our technology;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with this annual report on Form 10-K for the year ended December 31, 2004, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess the effectiveness of our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal controls over financial reporting. This process has and may continue to result in increased expenses and the devotion of significant management resources. If we cannot continue to favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

We may not have the ability to raise the funds to repurchase the 2003 2.75% Notes on the repurchase date or to finance any repurchase offer required by the indenture.

In August 2010, August 2013 and August 2018, respectively, holders of our 2003 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the 2003 Notes may require us to repurchase all or a portion of the holder’s notes. We cannot assure you that there will be sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of notes or make our repurchase of notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the 2003 Notes, we could seek the consent of the lender to purchase the 2003 Notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not purchase the 2003 Notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other debt. In such circumstances, our financial condition and the value of our securities could be materially harmed.

We may not have sufficient cash to purchase the 2005 Notes, if required, upon a fundamental change.

Holders of the 2005 Notes may require us to purchase all or any portion of your 2005 Notes upon a fundamental change, which generally is defined as the occurrence of any of the following: (1) our common stock is not traded on a national securities exchange or listed on The Nasdaq Stock Market; (2) any person acquires more than 50% of the total voting power of all shares of our capital stock; (3) certain mergers, consolidations, sales or transfers involving us occur; or (4) our board of directors does not consist of continuing directors. In certain situations, holders of the 2005 Notes will not have a repurchase right even if a fundamental change has occurred. In addition, we may not have sufficient cash funds to repurchase the 2005 Notes upon such a fundamental change. Although there are currently no restrictions on our ability to pay the purchase price, future debt agreements may prohibit us from repaying the purchase price. If we are prohibited from repurchasing the 2005 Notes, we could seek consent from our lenders at the time to repurchase the 2005 Notes. If we are unable to obtain their consent, we could attempt to refinance their debt. If we were unable to obtain a consent or refinance the debt, we would be prohibited from repurchasing the 2005 Notes upon a fundamental change. If we were unable to purchase the 2005 Notes upon a fundamental change, it would result in an event of default under the indenture. An event of default under the indenture could result in a further event of default under our other then-existing debt. In addition, the occurrence of the fundamental change may be an event of default under our other debt, which could have a significant adverse affect on our financial condition.

If any or all of our outstanding 2005 Notes are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our 2003 Notes and 2005 Notes are convertible, at the option of the holder, into shares of our common stock at varying conversion prices. We have reserved shares of our authorized common stock for issuance upon conversion of our 2003 Notes and the 2005 Notes. If any or all of our 2003 Notes or the 2005 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our 2003 Notes or 2005 Notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the notes then outstanding. Any such payment would have a material adverse effect on our cash position.

RISKS RELATED TO THE ACQUISITION OF ESP PHARMA

The following risks may arise as a result of the completion of or failure to complete our pending acquisition of ESP Pharma.

Failure to complete the merger with ESP Pharma or the Retavase acquisition could harm our business and operations.

Our acquisition of ESP Pharma is subject to various closing conditions, including regulatory approval, the effectiveness of a registration statement for the resale of PDL common shares issued in the transaction and other customary approvals. Similarly, ESP Pharma’s agreement with Centocor to acquire Retavase is subject to certain closing conditions. If any of these conditions are not met, our acquisition of either ESP Pharma or Retavase or both might not occur. If either of these transactions is not completed, we could suffer a number of consequences that could adversely affect our business, including:

•         the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that these transactions will be completed;

•         the diversion of management’s attention from day-to-day business and the disruption to our employees as a result of efforts and uncertainties relating to these transactions may detract from our ability to grow our business; and

•         costs related to these transactions must be paid even if these transactions are not completed.

PDL and ESP Pharma may not successfully integrate their businesses and may not realize the anticipated benefits of the merger.

If the acquisition of ESP Pharma is completed, achieving the benefits of the merger will depend in substantial part on the successful integration of the two companies’ technologies, operations and personnel. Prior to the merger, PDL and ESP Pharma have operated independently, each with its own operations, corporate culture, locations, employees and systems. PDL and ESP Pharma now have to operate as a combined organization and begin utilizing common business, information and communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. PDL and ESP Pharma will face significant challenges in integrating their organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

•         demonstrating to the customers of PDL and ESP Pharma that the merger will not result in adverse changes in client service standards or business focus and helping customers conduct business successfully with the combined company;

•         coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•         coordinating and rationalizing commercialization and development activities to enhance introduction of new products and technologies;

•         preserving important relationships of both PDL and ESP Pharma and resolving potential conflicts that may arise;

•         management distraction from the business of the combined company;

•         incompatibility of corporate cultures;

•         costs and delays in implementing common systems and procedures;

•         consolidating and rationalizing corporate, IT and administrative infrastructures;

•         integrating and documenting processes and controls in conformance with the requirements of the Sarbanes-Oxley Act of 2002; and

•         operating the combined company at multiple sites in the U.S.

Any one or all of these factors, many of which are outside of our control, may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose distributors, suppliers, manufacturers and employees. Achieving anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on successful integration of the two companies.

In addition, the integration of PDL and ESP Pharma will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP Pharma into PDL could have a material adverse effect on the operating results of the combined company after the merger and the value of PDL shares, and could result in the combined company not achieving the anticipated benefits of the merger. It is not certain that PDL and ESP Pharma can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the business and operating results of the combined company.

The issuance of shares of PDL common stock in the merger will substantially reduce the percentage interests of holders of PDL common stock and securities convertible into PDL common stock, and the registered sale of these shares could decrease the market value of our common stock.

Upon completion of the merger, the shares of ESP Pharma preferred stock, common stock and options therefor will be converted into the right to receive up to $325 million in cash and up to approximately 9,855,000 shares of PDL common stock. Based on this estimated number of PDL shares to be issued in the acquisition of ESP Pharma, former ESP Pharma stockholders will own approximately 9% of the combined company’s outstanding common stock following the completion of the merger. We have granted registration rights covering the PDL shares to be issued in the acquisition of ESP Pharma, which could result in the registered sale of a substantial number of shares of our common stock and which could lead to a decrease in the market price of our common stock. The issuance of these shares in connection with the merger will cause a significant reduction in the relative percentage interests in earnings, voting power, liquidation value and book and market value of all holders of common stock and securities convertible into common stock, including without limitation the 2003 Notes, the 2005 Notes and the PDL common stock issuable thereunder.

The market price of PDL common stock has historically been highly volatile and may continue to be so in the future. In addition to conditions that affect the market for stocks of biotechnology companies generally, factors such as new product announcements by PDL or its competitors, quarterly fluctuations in PDL’s operating results and challenges associated with the integration of ESP Pharma’s business may have a significant impact on the market price of PDL shares. These conditions could cause the price of PDL shares to fluctuate substantially over short periods.

Delays or problems with our integration of sales, marketing and distribution capabilities with the acquisition of ESP Pharma may hamper continued growth projections for products acquired in the merger.

We intend to continue to market and sell aggressively the products acquired as part of the ESP Pharma merger, including in particular Cardene IV, Retavase and IV Busulfex. In order to successfully achieve the planned results from the merger, we will need to transition existing relationships with distributors, third party vendors, manufacturers and customers of ESP Pharma. Although we plan to retain most of the hospital-focused sales force and related sales infrastructure, we have never sold, marketed or distributed products, and we may not be able to successfully integrate such capabilities from ESP Pharma necessary to continue to successfully promote the ESP products.

To be successful, the combined company must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company.

To be successful, the combined company must retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and information technology support positions. Employees of PDL or ESP Pharma may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This potential uncertainty may adversely affect the combined company’s ability to attract and retain key personnel. The combined company must also continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger or the loss of key employees due to such uncertainties.

If customers delay or defer purchasing decisions as a result of the merger, the operating results and prospects of the combined company could be adversely affected.

We cannot assure you that our customers will continue their current buying patterns; our customers may delay or defer purchasing decisions in response to the announcement of the proposed merger. Any such delay or deferral in purchasing decisions by such customers could have a material adverse effect on the business or operating results of PDL or ESP Pharma, regardless of whether the merger is ultimately completed.

As a result of the merger, the combined company will be a larger and more geographically diverse organization, and if the combined company’s management is unable to manage the combined organization efficiently, its operating results will suffer.

Following the merger, the combined company will have approximately 800 full-time employees. As a result, the combined company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger combined organization could have a material adverse effect on the operating results of the combined company after the merger and, as a result, on the market price of PDL’s common stock.

Charges to earnings resulting from the merger may adversely affect the market value of PDL’s common stock following the merger.

In accordance with U.S. generally accepted accounting principles, the combined company will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of PDL’s common stock following completion of the merger. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the merger is completed. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of goodwill. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations.

PDL expects to incur significant costs associated with the merger which could adversely affect future liquidity and operating results.

PDL estimates that it will incur transaction costs of approximately $5.3 million associated with the merger, which will be included as a part of the total purchase costs for accounting purposes. These amounts are estimates and could increase. In addition, we believe that the combined entity may incur charges to operations, in amounts that are not currently reasonably estimable, in the quarter in which the merger is completed or in subsequent quarters, to reflect costs associated with integrating the two companies. The combined company may incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. These significant costs associated with the merger could adversely affect the future liquidity and operating results of the combined company.

RISKS RELATED TO THE BUSINESS OF ESP PHARMA

The following risks assume that we complete our pending acquisition of ESP Pharma and that ESP Pharma completes its acquisition of certain rights to Retavase®.

If Cardene IV sales do not continue to grow, our results of operations will suffer.

Cardene IV accounts for a significant portion of the operating income and growth in sales for ESP Pharma. Cardene IV faces a competitive marketplace with branded and generic intravenous anti-hypertensive products being marketed in the United States and it may be harder to continue to penetrate this market at the current rate of growth. While we expect to maintain and increase committed sales and marketing presence in order to ensure the continued growth of Cardene IV, there can be no assurance that we can continue the rapid growth rate that ESP Pharma has achieved. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing hypertensive drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for Cardene IV to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Retavase is marketed in a declining market and if our planned sales and promotional efforts do not increase or at least maintain market acceptance, our results of operations will suffer.

Retavase is expected to account for a significant portion of our operating income and growth in cash flow from operations. Retavase is sold into the thrombolytic market that has recently been declining due to the more widespread use of stents and the introduction of gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase™ and Activase from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we currently have available. While we believe our planned investment in additional sales and promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the anti-thrombolytic market will not decline significantly regardless of our efforts. In addition, the product currently is marketed on behalf of Centocor by Scios, Inc. (Scios), a Johnson & Johnson company. We will require the cooperation of Centocor and Scios to successfully transfer the product to us and there can be no assurance that our sales and marketing efforts will be implemented in a timely manner or that we will be successful in achieving our projected sales levels.

We will be required to undertake the complex manufacturing of Retavase through use of a number of third parties, and the transition may result in delays in obtaining regulatory approval or marketing for Retavase.

As part of the acquisition of Retavase, we will be required to manufacture this product for sale and distribution no later than 2011. Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth Biotechnology and Roche. While ESP Pharma’s agreement to purchase the rights to Retavase includes the acquisition of approximately 24 months of inventory, the manufacturing of this product for use as therapeutics in compliance with regulatory requirements will be complex, time-consuming and expensive. The eventual transfer of manufacturing could result in delays in regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

ESP Pharma relies on third party suppliers to provide for each of the products for sale. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

We have not manufactured any of the ESP Pharma products and are not familiar with the manufacturing process for these products. ESP Pharma has existing long-term agreements with various third parties to supply its products. If there are supply problems with the third party manufacturers for the ESP Pharma products, in particular Cardene IV, there may not be sufficient supplies of Cardene IV to meet commercial demand, in which case our future results could suffer.

In addition, reliance on a third-party manufacturer entails risks, including reliance on the third party for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices, or cGMP requirements, the possible breach of the manufacturing agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient to us. Failure of the third party manufacturers or us to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Our profitability will depend in significant part upon ESP Pharma’s continued successful operations.

ESP Pharma was founded in April 2002. While ESP Pharma was profitable in 2003 and 2004, it has a short operating history and there can be no assurance that it will continue to achieve profitable results as part of the combined companies. PDL has incurred losses since inception and expects to continue to incur losses until, at the earliest, 2008, the currently anticipated date in which PDL could complete its first full year of sales of its antibody products. In order for the combined companies to achieve a cash flow positive rate by 2007, ESP Pharma’s products must continue to grow in accordance with the internal projections of the companies.

ESP Pharma revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners.

ESP Pharma sells its products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the year ended December 31, 2004, revenues from the sales of ESP Pharma products to its three largest U.S. wholesalers totaled approximately 87% of its net revenues. ESP Pharma’s reliance on a small number of wholesalers and distribution partners could cause its revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners. In addition, as of December 31, 2004, these three U.S. wholesalers represented approximately 91% of ESP Pharma’s outstanding accounts receivable. If any of these wholesalers or international partners fails to pay ESP Pharma on a timely basis or at all, ESP Pharma’s financial position and results of operations could be materially adversely affected.

Failure to achieve revenue targets or raise additional funds in the future may require the combined company to delay, reduce the scope of or eliminate one or more of its planned activities.

The acquisition of ESP Pharma and certain rights to Retavase will require cash payments of approximately $435 million. While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of PDL’s and ESP Pharma’s product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•         the extent to which Cardene IV is commercially successful;

•         the extent to which Retavase sales can be maintained or increased from recent historical levels;

•         the progress, level and timing of our research and development activities related to our clinical trials, in particular with respect to daclizumab, Nuvion and M200;

•         the cost and outcomes of regulatory submissions and reviews;

•         the continuation or termination of third party manufacturing or sales and marketing arrangements;

•         the cost and effectiveness of our sales and marketing programs;

•         the status of competitive products;

•         our ability to defend and enforce our intellectual property rights;

•         our ability to extend the patent protection of our currently marketed products; and

•         the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

ESP Pharma faces substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for PDL’s and ESP Pharma’s products. Potential competitors of PDL and ESP Pharma in the U.S. and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. For example, we are aware that The Medicines Company has a product currently in Phase III development, Clevelox™, which is an intravenous, short-acting calcium channel antagonist being developed in late-stage clinical trials for the short-term control of high blood pressure in the hospital setting. While we believe that Cardene IV has advantages over Clevelox, there can be no assurance that the ongoing or future clinical studies will not show superior benefits than those obtained with Cardene IV, or that The Medicines Company’s sales and marketing efforts will not negatively impact Cardene IV.

In addition, ESP Pharma product sales face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of its products. ESP Pharma has several marketed products that are generic versions of brand-name products. Additionally, ESP Pharma has brand-name products that are subject to competition from generic products. ESP Pharma faces competition in its marketed products from brand-name pharmaceutical companies and from companies focused on generic pharmaceutical markets. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than the ESP Pharma products, or that would render the ESP Pharma products obsolete or noncompetitive.

ESP Pharma’s ability to generate future revenue from products will be affected by reimbursement and drug pricing.

Acceptable levels of reimbursement of drug treatments by government authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, ESP Pharma product candidates. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any products that we may develop or, if already available, will not be decreased in the future. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize ESP Pharma’s products, and may not be able to obtain a satisfactory financial return on ESP Pharma’s products.

Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including products that ESP Pharma sells. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by PDL or ESP Pharma and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the ESP Pharma business.

A significant portion of ESP Pharma product sales result from off-patent products. If we are unable to maintain the cash flow returns from these products, our ability to achieve a cash flow positive position would be impacted.

For the year ended December 31, 2004, approximately 34% of the ESP Pharma net product sales resulted from the sale of the off-patent products Tenex, Sectral, Ismo and Declomycin. These products have accounted for a majority of the cash flow from operations of ESP Pharma. If sales of Cardene IV do not perform as planned and we are unable to maintain the cash flow returns from these off-patent products, our ability to achieve positive cash flow from operations by 2007 could be delayed.

We will spend considerable time and money complying with federal and state regulations and, if we are unable to fully comply with such regulations, we could face substantial penalties.

We may be subject, directly or through our customers, to extensive regulation by both the federal government, and the states and foreign countries in which we conduct our business. Laws that may directly or indirectly affect our ability to operate our business include, but are not limited, to the following:

•         the federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•         the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•         the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

•         state law equivalents to the Anti-Kickback Law and False Claims Act, which may not be limited to government reimbursed items.

If our operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the hospitals, physicians or other providers or entities with whom we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

ITEM 2.               PROPERTIES

We own two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. In addition, we lease approximately 72,000 square feet of research and development and general office space in Fremont, California. Our lease terms will expire on February 28, 2007 and December 31, 2006.

•         In Plymouth, Minnesota, we lease approximately 75,000 square feet of manufacturing, laboratory and office space. Our lease terms will expire on February 28, 2009, subject to our option to extend the leases for an additional five-year term. In March 2002, we purchased approximately 29 acres in Brooklyn Park, Minnesota and have built a new commercial manufacturing plant on this property that is currently being validated. In January 2005, we entered into an agreement to purchase approximately 6 acres adjacent to our existing Brooklyn Park facility to permit further expansion of our existing site if we deem this necessary in the future.

•         In Somerville, New Jersey, we lease approximately 6,000 square feet of general office space. Our lease term will expire on October 31, 2005. We no longer occupy this facility and currently sublease a portion of the space.

•         In Paris, France, we lease approximately 600 square feet of general office space. Our lease term will expire on August 12, 2013.

•         In Menlo Park, California, we lease approximately 1,600 square feet of general office space. Our lease term will expire on March 31, 2005. We no longer occupy this facility.

•         We plan to obtain additional research and development and general office space in the future and may lease or acquire additional space as required.

We own substantially all of the equipment used in our facilities. (See Note 9 to the consolidated financial statements.)

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

At an oral hearing in February 2005, the Opposition Division of the European Patent Office decided to revoke the claims in our second European antibody humanization patent.  The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability.  We plan to appeal the decision to the Technical Board of Appeal at the European Patent Office.  The appeal will suspend the legal effect of the decision of the Opposition Division during the appeal process, which is likely to take several years.

We intend to vigorously defend the European patents in these proceedings. We may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed.  In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition.

In regard to our Japanese humanization patent, in December 2004, the Japanese Supreme Court denied our petition for review of the Tokyo High Court decision upholding revocation of the patent by the Japanese Patent Office. The Japanese Supreme Court decision concludes the proceedings in the matter and the Japanese Patent Office decision to revoke our patent is final.

In October 2004, the Japanese Patent Office issued a patent to our first divisional humanization patent application. This patent claims a method of producing a humanized antibody specifically reactive with the human IL-2 receptor and the composition of matter directed to Zenapax (daclizumab).  We have two additional divisional patent applications pending before the Japanese Patent Office with respect to our humanization technology.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
2003
First Quarter	$9.90	$6.98
Second Quarter	18.91	7.49
Third Quarter	15.77	10.81
Fourth Quarter	18.10	12.53
2004
First Quarter	$25.08	$17.37
Second Quarter	27.23	16.47
Third Quarter	20.51	15.02
Fourth Quarter	20.76	17.49

Our common stock trades on the Nasdaq National Market under the symbol “PDLI.” Prices indicated above are the high and low closing bid prices as reported by the Nasdaq National Market System for the periods indicated. We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 2004, we had approximately 217 common stockholders of record. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders but we believe that there are in excess of 300 holders.

ITEM 6.               SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Years Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Revenues:
Royalties	$83,807	$52,704	$40,421	$30,604	$19,189
License and other	12,217	13,982	5,952	13,796	21,220
Total revenues	96,024	66,686	46,373	44,400	40,409
Costs and expenses:
Research and development	122,563	82,732	57,978	52,163	42,330
General and administrative	31,806	27,613	18,373	15,004	11,481
Acquired in-process research and development(1)	—	85,993	—	—	—
Total costs and expenses	154,369	196,338	76,351	67,167	53,811
Operating loss	(58,345)	(129,652)	(29,978)	(22,767)	(13,402)
Interest and other income, net(2)	10,212	9,831	25,978	35,135	22,647
Interest expense	(5,028)	(9,770)	(9,146)	(9,709)	(8,593)
Impairment loss on investment(3)	—	(150)	(1,366)	—	—
Income (loss) before income taxes	(53,161)	(129,741)	(14,512)	2,659	652
Provision for income taxes	80	73	42	12	5
Net income (loss)	$(53,241)	$(129,814)	$(14,554)	$2,647	$647
Basic and diluted net income (loss) per share:	$(0.56)	$(1.40)	$(0.16)	$0.03	$0.01
Shares used in computation of net income (loss) per share:
Basic	94,982	92,478	88,865	87,624	80,904
Diluted	94,982	92,478	88,865	92,889	88,562

CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2004	2003	2002	2001	2000
Cash, cash equivalents, marketable securities and restricted investments	$397,080	$504,993	$606,410	$650,315	$661,173
Working capital	356,660	467,248	599,215	641,896	651,641
Total assets	713,732	742,030	717,818	729,898	704,980
Long-term obligations, less current portion	257,768	258,627	158,426	158,892	159,324
Accumulated deficit	(273,532)	(220,291)	(90,477)	(75,923)	(78,570)
Total stockholders’ equity	412,510	448,331	544,766	558,443	534,144

Certain reclassifications of previously reported amounts have been made to conform to the presentation in the Consolidated Statement of Operations and Consolidated Balance Sheets for the year ended December 31, 2003 and 2004.

(1)          Represents acquired in-process research and development, which relates to the Eos acquisition and the purchase of certain technology from Roche that had not yet achieved technological feasibility. For a description of these charges, see Note 4 to the Consolidated Financial Statements.

(2)          Includes charges associated with the early extinguishment of certain of our debt. For a description of these charges, see Note 15 to the Consolidated Financial Statements.

(3)          Represents non-cash charges related to the impairment of an equity investment. For a description of these charges, see Note 7  to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including our pending acquisition of ESP Pharma and ESP Pharma’s pending acquisition of certain rights to the Retavase product, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a recognized leader in the discovery and development of humanized monoclonal antibodies for the treatment of disease. All of our revenues are derived from licensing, humanization and royalty arrangements. During the year ended December 31, 2004, we received royalties on seven marketed products, with approximately 84% of our royalty revenues derived from the Herceptin and Avastin antibody products marketed by Genentech and the Synagis antibody product marketed by MedImmune.

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Hoffmann-La Roche (Roche) for the joint development and commercialization of daclizumab (in transplantation, marketed as Zenapax®) for the treatment of asthma and other respiratory diseases. Under the terms of the Collaboration Agreement, we and Roche will globally co-develop daclizumab in asthma, share development expenses and co-promote the product in the United States.  Outside the United States, we will receive royalties on net sales by Roche or its licensees of the product in asthma.

Under the terms of the Collaboration Agreement, we received a $17.5 million upfront payment from Roche in the third quarter of 2004, and we may receive up to $187.5 million in development and commercialization milestones in the future for successful further development of daclizumab. In addition, we receive partial reimbursement from Roche related to ongoing research and development efforts under the Collaboration Agreement. We determined that all of the elements under the Collaboration Agreement should be accounted for as a single unit of accounting under EITF 00-21. As such, and as we have continuing obligations under the Collaboration Agreement, we recorded the $17.5 million as deferred revenue and will recognize this amount over the approximately six years that research and development expenses are expected to be performed for Roche. During 2004, we recognized approximately $3.7 million in License and Other revenue related to the amortization of the upfront license fee and the reimbursement of certain research and development expenses.

In January 2005, we entered into a definitive agreement with ESP Pharma Holding Company, Inc. (ESP), a privately held, hospital-focused pharmaceutical company, under which PDL will acquire ESP for $300 million in cash and approximately $175 million in PDL common stock, or an aggregate value of approximately $475 million. In February 2005, this agreement was amended to reflect ESP’s agreement to acquire from Centocor, Inc. (Centocor), a biopharmaceutical operating company of Johnson & Johnson, rights to manufacture, develop, market and distribute Retavase® (reteplase) in the United States and Canada, including an increase in the purchase price by $25 million in cash payable to the ESP stockholders at the closing of the ESP acquisition. The acquisition price to be paid to Centocor for the rights to Retavase is $110 million. Milestone payments of up to $45 million may be made if additional conditions relating to ongoing clinical trials and manufacturing arrangements are satisfied. In February 2005, we entered into a loan commitment agreement with ESP to ensure that the $110 million purchase price payable to Centocor would be available to complete the purchase of Retavase by ESP. No amount has been drawn under this commitment as of March 11, 2005.

The aggregate preliminary purchase price is expected to be approximately $503.0 million, including the cash to be paid to ESP stockholders of $325.0 million, the fair market value of PDL’s common stock to be issued to ESP stockholders totaling approximately $172.5 million, and estimated direct transaction costs of approximately $5.3 million. In the event that there is a significant change in our stock price from the announcement of the acquisition to the closing date, we may be required to issue up to an additional 9.8 million shares of our common stock to ESP, which could increase the purchase price by an amount up to $19.2 million. We expect this transaction to close during late during the first quarter or early during the second quarter of 2005. We currently estimate between 80% and 85% of the aggregate purchase price will be allocated to capitalizable intangible assets and goodwill, with a smaller portion, or approximately 10%-15%, allocated to acquired in-process research and development expense.

By adding marketed products and sales and distribution capabilities to our antibody development and humanization technology platform, the ESP acquisition is intended to establish PDL as a fully integrated, commercial biopharmaceutical company with novel marketed products, a growing and diverse revenue base and a broad, proprietary pipeline. The transaction is expected to close late in the first or early in the second quarter of 2005. Assuming the closing of the acquisition by this anticipated date, we believe that we will achieve positive cash flow from operations on a quarterly basis beginning in the second half of 2006 based upon revenues consisting of royalties, license and other income and product sales.

In order to help fund the acquisition of ESP, in February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (the 2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the 2005 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of December 31, 2004, we had an accumulated deficit of approximately $273.5 million.  Our expenses will continue to increase over the next several years because of the extensive resource commitments required to identify and develop antibody candidates to achieve regulatory approval and to market potential products for commercial success for any individual product. Also, over the next several years we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development and manufacturing capabilities.

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

In January 2005, we entered into an agreement to acquire ESP for an estimated purchase price of approximately $503 million. In the event that there is a significant change in our stock price from the announcement of the acquisition to the closing date, we may be required to issue additional shares to ESP, which could increase the purchase price by an amount up to $19.2 million. If the pending transaction closes, the integration of the two companies’ product rights, technologies, operations and personnel will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP into our organization could have a material adverse effect on the operating results of the combined company after the merger and could result in the combined company not achieving the anticipated benefits of the merger.

In order to reach our goal to be cash flow positive on a quarterly basis beginning in 2006, we will have to continue to increase sales levels for the key ESP products from historical levels, in particular Cardene IV, Retavase and IV Busulfex. Accordingly, we will need to effectively transition existing relationships with distributors, third party vendors, manufacturers and customers of ESP. Although we plan to retain the hospital-focused sales force and related sales infrastructure, we have never sold, marketed or distributed products, and we may not be able to successfully integrate such capabilities from ESP necessary to continue to successfully promote the ESP products. In addition, the markets for Cardene IV and Retavase are highly competitive, and we will be marketing against pharmaceutical, biopharmaceutical and specialty pharmaceutical companies with substantially greater revenues and experience in marketing products than we have.

Since we or our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market our proprietary products or maintain desired margins for products sold, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach a sustainable cash flow positive position and profitability are highly uncertain.

In the absence of substantial revenues from increased product sales, new corporate collaborations or patent rights or patent licensing or humanization agreements, significant royalties on sales of products licensed under our intellectual property rights or other sources of revenue, we will continue to incur substantial operating losses.

In addition, as of February 28, 2005 we have approximately $500 million in convertible debt outstanding, approximately $250 million of which are callable in each of 2008 and 2010. In order to be able to service our debt in the future, we will need to generate positive cash flows from our operations.

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

Revenue Recognition

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies.

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract.  For example, as we did not establish fair value for all undelivered elements of the Roche Collaboration Agreement, including milestones and the reimbursement of research and development expenses, we are recognizing the $17.5 million upfront license fee that we received from Roche over the term of the Collaboration Agreement as services are provided.

In addition, we enter into nonmonetary transactions in connection with our patent licensing arrangements, and management must use estimates and judgments when considering the fair value of the technology rights acquired and the patent licenses granted under these arrangements. When available, the fair value of the nonmonetary transaction is based on vendor-specific objective evidence of fair value of each significant element of the patent license agreement. Otherwise, management uses other methods of estimating fair value, such as current pricing information within the Company. Therefore, the fair value of the technology right(s) acquired from the licensee is typically based on the fair value of the patent license and other consideration we exchange with the licensee.

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

RESULTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

	Years Ended December 31,			Annual Percent Change
(In thousands)	2004	2003	2002	2004 / 2003	2003 / 2002
Revenues
Royalties	$83,807	$52,704	$40,421	59%	30%
License and other	12,217	13,982	5,952	(13)%	135%
Total Revenues	$96,024	$66,686	$46,373	44%	44%

Our total revenues increased in 2004 from 2003 due to higher royalties and license fees when compared to 2003. Total revenues increased in 2003 from 2002 due to higher royalties and license fees when compared to 2002. These revenue changes are further discussed below.

Royalties

Royalty revenues recognized under agreements with Roche, Genentech, MedImmune and Wyeth have been steadily increasing in 2004 and 2003. In 2004, the increase was primarily due to increased Herceptin sales reported by Genentech, higher Synagis sales reported by MedImmune, and the commercialization of Genentech’s Avastin antibody product during the first quarter of 2004, for which we received royalty payments beginning in the second quarter of 2004. Royalty payments from MedImmune and Genentech accounted for 34% and 57%, respectively, of our royalty revenues during 2004. In 2003, the increase was primarily due to increased Herceptin sales reported by Genentech and higher Synagis sales reported by MedImmune. Royalty payments from MedImmune and Genentech accounted for 47% and 46%, respectively, of our royalty revenues during 2003.

We expect that in 2005, based on the continued growth in product sales underlying our royalty revenues, we will continue to experience royalty revenue growth. We note that in February 2005, Biogen Idec, Inc. and Elan Corp. announced that they had voluntarily suspended supplying, marketing and selling Tysabri, which was approved to treat multiple sclerosis and which is licensed under our humanization patents. Financial analyst and investor expectations previously included potential royalties from the sale of Tysabri. There can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri. We also continue to expect quarterly fluctuations in royalty revenues due primarily to the seasonality of sales of Synagis.

License and Other Revenues

	Years Ended December 31,
(in thousands)	2004	2003	2002
License and Other Revenues
Patent rights and licensing	$5,126	$8,450	$3,650
Humanization and other	7,091	5,532	2,302
Total License and Other Revenues	$12,217	$13,982	$5,952

The decrease in license and other revenues in 2004 was primarily due to the timing of milestone achievement from our licensees and entering into fewer patent licensing agreements in 2004 as compared with 2003, partially offset by collaboration revenues of approximately $3.7 million from Roche pursuant to the Collaboration Agreement signed in the third quarter of 2004. In 2004, we entered into three patent licensing agreements, compared to six patent licensing agreements in 2003. In addition, in 2004, we recognized $0.5 million in milestone revenues, compared to $2.5 million in 2003.

The increase in license and other revenues in 2003 was primarily due to entering into more patent licensing agreements in 2003 as compared with 2002 as well as higher milestone revenue in 2003 as compared with 2002. In 2003, we entered into six patent licensing agreements, compared to one patent rights and one patent licensing agreement in 2002. In addition, in 2003, we recognized $2.5 million in milestone revenues, with no such comparable revenues in 2002.

We expect quarterly fluctuations in license and other revenues depending on the number of new contract arrangements we enter into and milestones achieved by our licensees. We also expect our license and other revenues to increase in 2005 due to a full year of revenue under our Roche Collaboration Agreement.

Costs and Expenses

	Years Ended December 31			Annual Percent Change
(In thousands)	2004	2003	2002	2004 / 2003	2003 / 2002
Costs and Expenses
Research and development	$122,563	$82,732	$57,978	48%	43%
General and administrative	31,806	27,613	18,373	15%	50%
Acquired in-process research and development	—	85,993	—	—	—
Total costs and expenses	$154,369	$196,338	$76,351	(21)%	157%

Research and Development Expenses

Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. The increase in 2004 was primarily due to an increase in personnel costs of approximately $16.1 million related to the hiring of additional employees to pursue our expanding research and development programs. Also contributing to the increase were contract manufacturing costs of $8.9 million, an increase in facility-related expenses of $7.5 million resulting from the expansion of our facilities in 2004, increased in-licensing of research and development technology of $3.9 million, increased outside services of $2.1 million related primarily to the validation, expansion and upgrade of our information systems infrastructure, and increased amortization of intangible assets of $1.4 million due to a full-year of amortization of assets acquired related to our acquisition of Eos Biotechnology and technology rights from Roche in 2003. These increases in costs were partially offset by lower direct clinical and preclinical studies’ costs for our major research and development projects of approximately $2.0 million.

The increase in 2003 was primarily due to an increase in personnel costs of approximately $16.3 million, in large part resulting from an increase of research and development personnel of approximately 143 employees as a result of the acquisition of Eos Biotechnology, Inc., and the hiring of additional employees to pursue our expanding research and development programs. Also contributing to the increase were additional clinical development activities for our major research and development projects of approximately $3.9 million and an increase in facility-related expenses of $5.0 million, resulting from the expansion of our facilities in 2003. These increases in costs were partially offset by lower research and development funding provided to Exelixis of $1.1 million.

We expect our research and development expenses will continue to increase as we invest in manufacturing, advance our product candidates into later stages of development and add new product candidates, including those to be obtained from the acquisition of ESP. More specifically, the increase is expected to relate primarily to expanded clinical trial activity, including associated direct scale-up and manufacturing expenses, and the additional headcount required to execute our clinical trial programs as well as the further expansion of our research, preclinical, manufacturing and process development infrastructure.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Year Ended December 31,
					2004	2003	2002
					(In thousands)
Current Product Candidates
Daclizumab	Asthma	Phase II	Roche	Completed	$30,444	$17,737	$7,778
HuZAF	Crohn’s disease	Phase II	—	2005	7,266	22,888	14,047
Nuvion	Severe steroid-refractory ulcerative colitis	Phase I/II		2005	21,407	9,134	4,001
M200(1)	Solid tumors	Phase II	—	Unknown	20,574	3,528	—

Out-license Candidates(4)
Anti-IL-4	Asthma	Phase IIa	GlaxoSmithKline	Completed(2)	332	1,123	2,791
Anti-IL-12	Autoimmune diseases	Phase I	—	Completed(3)	—	286	2,526
Remitogen			—		233	474	2,766
	Non-Hodgkin’s B-Cell lymphoma	Phase II		Completed
	Solid tumors	Phase I		Completed
Zamyl	Acute myeloid leukemia	Phase III	—	Completed	148	327	3,981
Other(5)			—		42,159	27,235	20,088
	Total Research and Development Expenses				$122,563	$82,732	$57,978

(1)          Product acquired from Eos in April 2003.

(2)          Product was returned to GlaxoSmithKline.

(3)          Target-related intellectual property outlicensed in December 2003.

(4)          Further development of these products by PDL is not currently expected; some of these candidates are available for out-license.

(5)          No single potential clinical product included in “other” constitutes more than 5% of the total research and development expenses for the period presented.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as seven to ten years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “If our research efforts are not successful, we may not be able to effectively develop new products,” “Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly,” “We are subject to extensive government regulation, which requires us to spend significant amounts of money, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “We may be unable to enroll sufficient patients in a timely manner in order to complete our clinical trials,” “If our collaborations are not successful, we may not be able to effectively develop and market some of our products,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products” sections of our Risk Factors.

Restructuring and Other Charges included in Research and Development Expenses

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, in 2004 we incurred charges of approximately $305,000, including adjustments in the fourth quarter of 2004 related to the extension of a sublease of the facilities, included in research and development expenses in the Consolidated Statement of Operations. The restructuring charge included approximately $164,000 of severance-related amounts, $119,000 of committed cost for our New Jersey leased facility, primarily related to rent expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005, partially offset by expected proceeds from a short-term sublease entered into during October 2004. The workforce reductions were completed by June 30, 2004. We expect to pay the balance of the accrued facility-related costs of approximately $58,000 at December 31, 2004 through October 2005.

During 2004, we completed a physical inventory of substantially all of our laboratory equipment at our Fremont, California facilities. As a result, we recorded a charge to research and development expense in the Consolidated Statement of Operations of approximately $277,000, primarily in the second quarter of 2004 with minor adjustments in the fourth quarter of 2004, which represents the estimated amount of net book value of assets that are no longer in use.

General and Administrative Expenses

General and administrative costs include costs of personnel, professional services, patent, consulting and other expenses related to our administrative functions and an allocation of facility costs. The increase in 2004 was primarily related to increased personnel and recruiting costs of $1.4 million, increased facility-related costs of $1.0 million, costs related to compliance efforts surrounding Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $0.9 million, and higher stock-based compensation expense associated with the continued vesting of certain stock options that had been granted to consultants and former employees of the Company of approximately $0.4 million. These increases were partially offset by lower legal costs related to our intellectual property, licensing and other contractual matters of $1.0 million.

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

Assuming that the acquisition of ESP is completed, we would expect increases in our general and administrative expenses, in addition to sales and marketing expenses, related to the retention of ESP’s sales force and supportive personnel.

Acquired In-Process Research and Development

Eos Acquisition

In connection with the April 2003 acquisition of Eos, we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date. A summary and the status of these programs at December 31, 2004 follows:

Program	Description	Status of Development	Value Assigned
			(in thousands)
Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic, non-small lung and renal cell cancers	Phase II clinical trials initiated in December 2004	$24,067
Ocular Neovascularization (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration	No further development expected	$13,767

*Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

Acquisition of Zenapax® Rights from Roche

We recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.  Significant changes to the acquired in-process research and development daclizumab projects since December 31, 2003 are as follows:

•         In March 2004, we reported positive results from the initial clinical study of daclizumab in patients with chronic, persistent asthma whose disease is not well controlled with high doses of inhaled corticosteroids. We currently expect that the next trial of daclizumab to support development in asthma to be a single-dose, phase I study in healthy volunteers using PDL manufactured daclizumab administered subcutaneously.  We expect this trial to begin enrollment in the first quarter of 2005. This single-dose trial is expected to be followed by a multiple-dose Phase I study. We anticipate that a subsequent Phase IIb clinical trial in moderate-to-severe persistent asthma could begin in the first quarter of 2006.

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

Interest and Other Income, Interest Expense and Impairment Loss on Investment

	Years Ended December 31			Annual Percent Change
(In thousands)	2004	2003	2002	2004 / 2003	2003 / 2002
Interest and Other Income, Interest Expense and Investment Impairment
Interest and other income, net	$10,212	$9,831	$25,978	4%	(62)%
Interest expense	(5,028)	(9,770)	(9,146)	(49)%	7%
Impairment loss on investment	—	(150)	(1,366)	—	(89)%

In 2004, interest and other income, net included interest income of $9.7 million. In 2003, interest and other income, net consisted of interest income of $16.3 million, partially offset by early debt extinguishment charges of approximately $6.5 million. Interest income decreased by $6.6 million in 2004 when compared to 2003 primarily due to lower invested cash and marketable securities’ balances, and to a lesser extent, declining interest rates on our marketable securities. Interest income decreased by $9.7 million in 2003 when compared to 2002 primarily due to declining interest rates on our marketable securities.

Interest expense in 2004, net of amounts capitalized, related to our 2.75% convertible notes issued in 2003, a 7.64% term loan associated with the purchase our Fremont, California facilities, and notes payable assumed in our acquisition of Eos in the second quarter of 2003. Interest expense in 2003, net of amounts capitalized, related to our 5.50% convertible subordinated notes that were redeemed in November 2003, our 2003 Notes, a 7.64% term loan associated with the purchase our Fremont, California facilities, and notes payable assumed in our acquisition of Eos in the second quarter of 2003. Interest expense in 2002 related to our 5.50% convertible subordinated notes and a 7.64% term loan associated with the purchase our Fremont, California facilities.

Interest expense for 2004 decreased slightly compared 2003, due primarily to the redemption of our 5.50% convertible subordinated notes in November 2003 and increased capitalized interest during the year. Capitalized interest was $3.8 million and $2.2 million in 2004 and 2003, respectively, primarily in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

Interest expense for 2003 increased slightly compared to the same period in 2002, due to increased interest expense resulting from the issuance of the 2003 Notes in July 2003, including higher amortization of associated debt issuance costs, and the notes payable assumed from the Eos acquisition, partially offset by increased capitalized interest. Capitalized interest was $2.2 million and $0.5 million in 2003 and 2002, respectively, in connection with the renovation of our existing manufacturing facilities and the development activities for our future manufacturing facilities.

We expect that interest expense in 2005 will increase from the issuance of our 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250 million.

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. In conjunction with this transaction, in December 2002, we accrued an additional $0.2 million payable to Signature in connection with cash retention bonuses to designated key employees still employed by Signature after one year. Pursuant to the terms of the agreement, in exchange for these bonus payments we received in early 2003 an additional 149,701 shares of Signature convertible preferred stock, which was recorded as an increase in the carrying value of the preferred stock. As of December 31, 2002, we estimated that the value of our investment in Signature had declined to $150,000 and that the impairment was other then temporary. Accordingly, we recorded an impairment charge of $1.4 million in December 2002. The amount of the charge was based on the difference between the estimated fair value as determined by our management and our original cost basis in the shares of approximately $1.6 million. As of March 31, 2003, we determined that our investment in Signature had become fully and permanently impaired. Accordingly, we recorded an impairment charge of $150,000 in March 2003 to write off the remaining book value of our investment.

Income Taxes

We have recorded a tax provision of approximately $80,000 for 2004 primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee, compared to $73,000 for 2003. We do not expect to record any tax provision for federal income taxes during 2005 based upon our projected U.S. tax loss for 2005.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At December 31, 2004, we had cash and cash equivalents, marketable securities and restricted investments in the aggregate of $397.1 million, compared to $505.0 million at December 31, 2003.

Net cash used in our operating activities in 2004 was approximately $27.2 million compared with net cash used in operating activities of $23.6 million in 2003. In 2004, the change in cash used in operating activities as compared to the prior year related primarily to the funding of greater operating expenses partially offset by an increase in deferred revenue resulting from the Collaboration Agreement signed with Roche in September 2004. Net cash used in our operating activities in 2003 was approximately $23.6 million compared with net cash used in operating activities of $5.1 million in 2002. In 2003, the change in cash used in operating activities as compared to 2002 related primarily to the funding of greater operating expenses and increases in other current assets and other assets resulting from the transaction costs associated with the issuance of our 2003 Notes, partially offset by an increase in accounts payable and accrued liabilities resulting from the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota.

In 2004, net cash used in our investing activities was $240.2 million, compared to cash used in investing activities in 2003 of $20.9 million. The change in 2004 was primarily the result of the timing of purchases of marketable securities, as well as the purchase of intangible assets with cash in 2003. The purchase of intangible assets in 2003 primarily related to an amendment to our collaboration agreement with Roche, pursuant to which we paid Roche $80 million in cash in return for exclusive worldwide rights to market, manufacture and sell daclizumab in all disease indications other than transplantation, resulting in a charge to in-process research and development of $48.2 million and intangible assets of $31.8 million. Purchases of property and equipment in 2004 and 2003 were primarily related to the development, construction and validation activities for our manufacturing facility in Brooklyn Park, Minnesota.

In 2003, net cash used in our investing activities was $20.9 million, compared to cash provided by investing activities in 2002 of $168.8 million. The change in 2003 was primarily the result of purchases of marketable securities associated with the issuance of our 2.75% $250 million convertible notes, as well as the purchase of intangible assets and increased purchases of property and equipment. Purchases of property and equipment in 2003 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota. In 2002, purchases of land, property and equipment primarily consisted of land and equipment purchases in connection with the renovation of our existing Plymouth, Minnesota manufacturing facility as well as construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by our financing activities in 2004 was $17.0 million compared to $98.5 million in 2003 and $3.8 million in 2002. Cash provided by financing activities in 2004 primarily related to the proceeds from the exercise of stock options. The increased levels in 2003 was primarily the result of proceeds totaling $250 million in 2003 from the issuance of our 2.75% convertible notes in July 2003, partially offset by the redemption of our 5.50% convertible notes in November 2003 in the aggregate of approximately $154.1 million.

In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value. We plan to use the proceeds from the 2005 Notes to help fund the acquisition of ESP Pharma (ESP) pursuant to an agreement signed in January 2005, as amended, as well as the purchase by ESP of the Retavase product (see Overview section above).

We estimate that our existing capital resources, including the cash proceeds from the 2005 Notes, will be sufficient to fund our current and future level of operations. Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products by third-party licensees, including Synagis, Herceptin, Xolair, Raptiva, Zenapax, Mylotarg, and Avastin; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to PDL existing relationships with partners, distributors, third party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

In November 2003, we paid approximately $155.9 million in cash to redeem our 5.5% convertible notes due February 15, 2007, including accrued interest of $1.8 million and prepayment obligations of approximately $4.1 million in connection with the redemption. In addition to the $4.1 million in prepayment obligations for early extinguishment of these notes, we recorded a charge to write-off the unamortized balance of the original debt issuance costs of approximately $2.4 million; these charges, totaling $6.5 million, are included in interest and other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2003.

In July 2003, we issued 2.75% convertible subordinated notes due August 16, 2023 with a principal amount of $250.0 million (2003 Notes). The 2003 Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option. Interest on the 2003 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2003 Notes are unsecured and are subordinated to all our existing and future senior indebtedness and may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2003 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For 2003 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission covering the resale of the 2003 Notes and the common stock issuable upon conversion of the notes.

We pledged a portfolio of U.S. government securities originally costing approximately $20.8 million as security for the 2003 Notes. These securities, and the earnings thereon, are sufficient to pay the first six scheduled interest payments due on the 2003 Notes. As of December 31, 2004, the portion of the $13.6 million balance related to payments to be made within one year, $6.9 million, is reflected on the Consolidated Balance Sheet within marketable securities, and the portion related to payments to be made thereafter, $6.7 million, is reflected on the balance sheet as long-term restricted investments.

In May 2001, we signed a collaborative agreement with Exelixis, Inc. to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding through June 1, 2003, and we purchased a $30.0 million five-year note, convertible at our option after the first year of the collaboration into Exelixis common stock. During the funding period, which ended in June 2003, Exelixis performed certain genetic screens and other research activities intended to identify and validate targets for antibody therapeutics in oncology. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. Therefore, we recognized the expense of research funding ratably over the periods for which it was performed. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales.

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

In connection with the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, we have entered into, and will continue to enter into, agreements with third parties for the construction and design of the facility. We have engaged Fluor Daniel (a division of Fluor Enterprises) to handle the engineering and certain procurement services for the new facility. In addition, we engaged Fluor Daniel to perform systems integration and assist in commissioning of the facility. As of December 31, 2004, under these arrangements, the aggregate contractual costs totaled approximately $37.3 million, of which approximately $4.3 million is remaining to be paid in 2005. The design and project management work under this agreement was substantially completed in 2003, the construction support and systems integration is scheduled to be completed in early 2005, and the commissioning work is scheduled to be completed by mid-2005. In addition, we have entered into various commitments related to the manufacturing equipment and validation services required for the new facility with aggregate contractual costs of approximately $42.1 million as of December 31, 2004, of which approximately $5.3 million and $1.7 million is remaining to be paid in 2005 and 2006, respectively. We have also signed agreements with McGough Construction for the construction management and certain construction services for the facility. Under those agreements as of December 31, 2004, the aggregate contractual costs totaled approximately $96.5 million, of which approximately $4.4 million remains to be paid in 2005. The facility construction is scheduled to be completed in early 2005.

In addition, as of December 31, 2004, we have made payments totaling $5.6 million to ICOS Corporation pursuant to a manufacturing agreement for the manufacture of supplies of clinical trial materials for one of our products.  The aggregate amount of all committed future payments that we may make under that agreement is $1.8 million, payable in the first quarter of 2005.

Our contractual obligations under lease, debt, contract manufacturing, and construction agreements for the next five years and thereafter as of December 31, 2004 are as follows:

	Payments Due By Period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Obligations(1)
Operating leases	$2,879	$3,980	$1,088	$330	$8,277
Long-term debt	1,583	2,382	2,278	5,505	11,748
Convertible notes	6,875	13,750	13,750	256,875	291,250
Contract manufacturing	1,800	—	—	—	1,800
Construction contracts	15,225	1,660	—	—	16,885
Total contractual cash obligations	$28,362	$21,772	$17,116	$262,710	$329,960

(1)          This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and / or likelihood of such payments are not known in any period presented above.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

Off-Balance Sheet Arrangements

None.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. If market interest rates were to increase by 100 basis points from December 31, 2004 levels, the fair value of the portfolio would decline by approximately $3.0 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

As of December 31, 2004, the aggregate fair values of our long-term debt and convertible subordinated notes were approximately $7.9 million and $319.3 million, respectively, based on available pricing information. The long-term debt bears interest at a fixed rate of 7.64% and the convertible subordinated notes bear interest at a fixed rate of 2.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted average interest rates by year of expected maturity for our debt obligations. Our convertible notes may be converted to common stock prior to the maturity date.

Liabilties (000’s)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt, including current portion
Fixed Rate	$544	$588	$635	$685	$741	$4,731	$7,924	$7,900	*
Avg. Interest Rate	7.64%	7.64%	7.64%	7.64%	7.64%	7.64%	7.64%

Convertible subordinated notes
Fixed Rate	$—	$—	$—	$—	$—	$250,000	$250,000	$319,300	*
Avg. Interest Rate	2.75%	2.75%	2.75%	2.75%	2.75%	2.75%	2.75%

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$91,395	$341,768
Marketable securities, including $6.9 million and $7.4 million of restricted investments at December 31, 2004 and 2003, respectively	298,969	149,863
Prepaid and other current assets	9,750	10,689
Total current assets	400,114	502,320
Land, property and equipment, net	238,077	154,913
Intangible assets, net	31,309	32,311
Restricted investments	6,716	13,362
Other assets	7,516	9,124
Covertible note receivable	30,000	30,000
Total assets	$713,732	$742,030

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,921	$3,644
Accrued compensation	6,977	5,940
Accrued clinical trial costs	1,324	1,759
Accrued interest	2,593	3,204
Other accrued liabilities	9,327	19,142
Deferred revenue	17,389	161
Current portion of notes payable	379	537
Capital lease obligations	0	183
Current portion of other long-term debt	544	502
Total current liabilities	43,454	35,072
Convertible subordinated notes	249,998	250,000
Notes payable	89	595
Other long-term debt	7,380	7,928
Other long-term liabilities	301	104
Total liabilities	301,222	293,699
Commitments and contingencies (Notes 2 and 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 95,857 and 93,886 issued and outstanding at December 31, 2004 and 2003, respectively	959	939
Additional paid-in capital	686,302	666,793
Accumulated deficit	(273,532)	(220,291)
Accumulated other comprehensive income (loss)	(1,219)	890
Total stockholders’ equity	412,510	448,331
Total liabilities and stockolders’ equity	$713,732	$742,030

See accompanying notes.

Consolidated Statements of Operations

	Years ended December 31,
(In thousands, except per share data)	2004	2003	2002
Revenues:
Royalties	$83,807	$52,704	$40,421
License and other	12,217	13,982	5,952
Total revenues	96,024	66,686	46,373
Costs and expenses:
Research and development	122,563	82,732	57,978
General and administrative	31,806	27,613	18,373
Acquired in-process reasearch and development	—	85,993	—
Total costs and expenses	154,369	196,338	76,351
Operating loss	(58,345)	(129,652)	(29,978)
Interest and other income, net	10,212	9,831	25,978
Interest expense	(5,028)	(9,770)	(9,146)
Impairment loss on investment	—	(150)	(1,366)
Loss before income taxes	(53,161)	(129,741)	(14,512)
Provision for income taxes	80	73	42
Net loss	$(53,241)	$(129,814)	$(14,554)

Basic and diluted net loss per share	$(0.56)	$(1.40)	$(0.16)

Shares used in computation of basic and diluted net loss per share	94,982	92,478	88,865

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net loss	$(53,241)	$(129,814)	$(14,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	85,993	—
Depreciation and amortization	11,361	8,407	5,441
Amortization of convertible notes offering costs	1,205	1,147	721
Amortization of intangible assets	2,502	941	—
Stock-based compensation expense	1,214	276	—
Impairment loss on investment	—	150	1,366
Loss on early extinguishment of debt	—	6,538	—
Loss on disposal of fixed assets	741	455	—
Other non-cash research and development expenses	3,000	—	—
Non-cash license revenue	(4,000)	—	—
Changes in assets and liabilities:
Interest receivable	340	2,975	3,904
Other current assets	939	(3,286)	(3,336)
Other assets	405	(8,941)	(643)
Accounts payable	1,277	1,064	379
Accrued liabilities	(9,627)	10,407	1,713
Deferred revenue	16,728	123	(62)
Total adjustments	26,085	106,249	9,483
Net cash used in operating activities	(27,156)	(23,565)	(5,071)
Cash flows from investing activities:
Purchases of marketable securities	(291,271)	(110,049)	(79,954)
Maturities of marketable securities	139,290	278,000	283,500
Maturities (purchases) of restricted securities	7,487	(20,822)	—
Cash acquired in acquisition of Eos	—	2,453	—
Purchase of intangible assets	—	(80,000)	—
Purchase of land, property and equipment	(95,683)	(90,518)	(34,786)
Net cash provided by (used in) investing activities	(240,177)	(20,936)	168,760
Cash flows from financing activities:
Proceeds from issuance of common stock	18,313	4,110	4,205
Proceeds from issuance of convertible notes	—	250,000	—
Extinguishment of long-term convertible debentures	—	(154,125)	—
Payments on other long-term obligations	(1,353)	(1,446)	(432)
Net cash provided by financing activities	16,960	98,539	3,773
Net increase (decrease) in cash and cash equivalents	(250,373)	54,038	167,462
Cash and cash equivalents at beginning of year	341,768	287,730	120,268
Cash and cash equivalents at end of year	$91,395	$341,768	$287,730
Supplemental Disclosure of Noncash Financing and Investing Activities
Exchange of assets for third party preferred stock	—	—	$1,290
Cash Flow for Acquisition of Eos:
Assembled workforce	—	$1,410	—
Other current assets acquired	—	691	—
Acquired in-process research and developemnt	—	37,834	—
Property and equipment acquired	—	2,274	—
Liabilities assumed	—	(5,848)	—
Acquisition and transaction costs incurred	—	(4,652)	—
Common stock issued	—	(34,162)	—
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$8,220	$10,736	$8,957

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares of common stock data)	Common Stock		Additional Paid-In Capital
	Shares	Amount
Balance at December 31, 2001	88,499,301	$885	$624,094
Issuance of common stock under employee benefit plans	679,566	7	4,198
Balance at December 31, 2002	89,178,867	$892	$628,292
Issuance of common stock under employee benefit plans	526,662	5	4,105
Issuance of common stock in connection with Eos acquisition	4,180,375	42	34,120
Issuance of common stock options to consultants for services			276
Balance at December 31, 2003	93,885,904	$939	$666,793
Issuance of common stock under employee benefit plans	1,971,233	20	18,293
Issuance of common stock options to consultants for services	0		1,214
Issuance of common stock upon conversion of convertible notes	99		2
Balance at December 31, 2004	95,857,236	$959	$686,302

	Accumulated Deficit	Accumulated Other Comnprehenbsive Income (Loss)	Total Stock Holders’ Equity
Balance at December 31, 2001	$(75,923)	$9,387	$558,443
Issuance of common stock under employee benefit plans			4,205
Comprehensive loss:
Net loss	(14,554)		(14,554)
Change in unrealized gains on securities		(3,328)	(3,328)
Total comprehensive loss			(17,882)
Balance at December 31, 2002	$(90,477)	$6,059	$544,766
Issuance of common stock under employee benefit plans			4,110
Issuance of common stock in connection with Eos acquisition			34,162
Stock-based compensation expense			276
Comprehensive loss:
Net loss	(129,814)		(129,814)
Change in unrealized gains on securities		(5,169)	(5,169)
Total comprehensive loss			(134,983)
Balance at December 31, 2003	$(220,291)	$890	$448,331
Issuance of common stock under employee benefit plans			18,313
Stock-based compensation expense			1,214
Issuance of common stock upon conversion of convertible notes			2
Comprehensive loss:
Net loss	(53,241)		(53,241)
Change in unrealized gains and losses on securities		(2,109)	(2,109)
Total comprehensive loss			(55,350)
Balance at December 31, 2004	$(273,532)	$(1,219)	$412,510

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

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

If we determine that any of our revenue arrangements contain separate elements pursuant to Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), we recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete, payment is reasonably assured and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement.

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

License and Other

We include revenue recognized from upfront licensing and license maintenance fees, milestone payments and reimbursement of development costs in License and other revenues.

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

•         Under Patent Rights Agreements, the licensee purchases a research patent license in exchange for an upfront fee.  In addition, the licensee has the right to obtain at a later date, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research, and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses; therefore, upon delivery of the patent rights agreement, the earnings process is complete.  When a licensee exercises its right to obtain patent licenses to certain designated drug targets for commercial purposes, we recognize the related consideration as revenue upon the licensee’s exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

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

Milestones

We enter into patent license and humanization agreements that may contain milestone payments related to reaching particular stages in product development.  We recognize revenues from milestones when we have no further obligation with respect to the activities under the agreement and when we have confirmed that the milestone has been achieved.  Where we have continuing obligations in the form of development, manufacturing or other commercialization efforts, we recognize revenues from milestones either (a) ratably over the development period if development risk is significant, or (b) ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated. Generally, there are three types of agreements under which a customer would owe us a milestone payment:

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

Research and Development

Major components of research and development expenses consist of personnel costs, including salaries and benefits, clinical development performed by us and contract research organizations, preclinical work, pharmaceutical development, materials and supplies, payments related to work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All research and development costs are charged to expense as incurred.

Interest and Other Income, Net

Interest and other income, net, includes interest income earned on our marketable securities and other non-operating income and expenses. For the years ended December 31, 2004 and 2002, interest and other income, net, primarily related to interest income of $9.7 million and $26.0 million, respectively, on our marketable securities. For the year ended December 31, 2003, the components of interest and other income, net, primarily included interest income on our marketable securities of $16.3 million, partially offset by a $6.5 million charge associated with the early extinguishment of our $150 million 5.50% Convertible Notes in the fourth quarter of 2003.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from our net income (loss), specifically, the changes in unrealized gains and losses on our holdings of available-for-sale securities. Our comprehensive loss for the years ended December 31, 2004, 2003 and 2002 is reflected in the Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation

At December 31, 2004, we had six stock-based employee compensation plans, which are described more fully in Note 16. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related Interpretations. During the year ended December 31, 2004, we recognized approximately $411,000 in stock-based compensation expense with respect to modifications to certain employee stock option awards.  The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to our stock-based employee compensation plans.

During the preparation of the notes to the consolidated condensed financial statements for the quarter ended June 30, 2004, we determined that the calculation of our pro forma net loss reported under FAS 123 for the years ended December 31, 2001, 2002 and 2003, as previously reported, was understated primarily as a result of our having inadvertently excluded the fair value of (and, therefore, the amortization expense related to) options granted during 1998 through 2001.  In addition, we found that amortization expense was incorrectly calculated in 2001, 2002 and 2003 due primarily to inaccuracies in the computation of the weighted-average expected life used to calculate the fair value of stock options granted during 2000 through 2003.  Accordingly, pro forma net loss reported under FAS 123 for the years ended December 31, 2002 and 2003, presented in the tables below, has been revised.  These revisions had no effect on our previously reported consolidated results of operations or financial condition.

	Year Ended December 31
(In thousands, except per share data)	2004	2003	2002
		(revised)	(revised)
Net loss, as reported	$(53,241)	$(129,814)	(14,554)
Add: Total stock-based employee compensation expense included in net loss	411	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(19,594)	(25,220)	(31,462)
Pro forma net loss	$(72,424)	$(155,034)	$(46,016)
Basic and diluted net loss per share:
As reported	$(0.56)	$(1.40)	$(0.16)
Pro forma	$(0.76)	$(1.68)	$(0.52)
Impact of revision on previously reported:
Pro forma net loss		$(5,965)	$(19,620)
Basic and diluted net loss per share – pro forma		$(0.06)	$(0.22)

For the periods presented in the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31
(In thousands, except per share data)	2004	2003	2002
Expected life, in years (revised, except 2004)	2.4	2.8	2.7
Risk-free interest rate	2.6%	2.9%	3.9%
Volatility	64%	72%	87%
Dividend yield	0	0	0

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company. We recognized stock-based compensation expense related to stock options issued to non-employees of approximately $803,000, $276,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Revenues from Genentech in 2004, 2003 and 2002 accounted for 51%, 40% and 38% of total revenues, and revenues from MedImmune in 2004, 2003 and 2002 accounted for 30%, 37% and 48% of total revenues, respectively. Revenues from Hoffmann-La Roche accounted for 11% of total revenues in 2004. No other revenue from any other source exceeded 10% of total revenues for all periods presented.

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

Derivative Instruments

In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we are required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not use or hold derivatives and therefore there is no effect on the results of our operations or on our financial position.

Foreign Currency Translation

The U.S. dollar is the functional currency for our French subsidiary. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Statements of Operations and have not been material.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimates and assumptions could differ significantly from the amounts that may actually be incurred.

Land, Property and Equipment

Land, property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 30 years
Leasehold improvements	Shorter of asset life or term of lease
Laboratory and manufacturing equipment	7 years
Computer and office equipment	3 years
Furniture and fixtures	7 years

Capitalization of Interest Cost

We capitalize a portion of our interest on borrowings in connection with the renovation of our existing manufacturing facilities, the development and construction activities for our future manufacturing facility and the development costs underlying significant software development projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Of total interest cost incurred of $8.8 million, $12.0 million and $9.6 million during the years ended December 31, 2004, 2003 and 2002, we capitalized interest of $3.8 million, $2.2 million and $0.5 million, respectively.

Intangible and Other Long-Lived Assets

Intangible assets consist of assembled workforce, purchased core technology, a reversion right to purchase certain technology from Roche and licensed research technology. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” we are amortizing our intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the assembled workforce, core technology and licensed research technology assets on a straight-line basis over their estimated useful lives, 2, 10 and 5 years, respectively. We will reclassify the reversion right asset into core technology at that time when the rights to the technology revert back to us (see Note 2). Upon reclassifying the reversion right asset to core technology, we will amortize the asset over the remaining term of the patents underlying the acquired technology. Amortization of intangible assets is included primarily in research and development expenses in the Consolidated Statement of Operations. (See Note 10 for further details on intangible assets.)

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to our long-lived assets, which consist primarily of property and equipment and the intangible assets discussed above.

Postretirement Benefits

In June 2003, we established a postretirement health care plan to offer medical benefits to certain of our former officers and their dependents. We account for these postretirement benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123.

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

Of the $80 million that we paid to Roche in October 2003, we recorded a charge to acquired in-process research and development totaling approximately $48.2 million, representing technology that had not yet reached technological feasibility and that had no known future alternative uses. In particular, this amount relates to the rights to autoimmune indications for daclizumab that we were developing and testing in clinical studies, specifically to treat asthma and ulcerative colitis.

•         In March 2004, we reported positive results from the initial clinical study of daclizumab in patients with chronic, persistent asthma whose disease is not well controlled with high doses of inhaled corticosteroids. We currently expect that the next trial of daclizumab to support development in asthma to be a single-dose, phase I study in healthy volunteers using PDL manufactured daclizumab administered subcutaneously.  We expect this trial to begin enrollment in the first quarter of 2005. This single-dose trial is expected to be followed by a multiple-dose Phase I study. We anticipate that a subsequent Phase IIb clinical trial in moderate-to-severe persistent asthma could begin in the first quarter of 2006.

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

Under the terms of the Collaboration Agreement, we received a $17.5 million upfront payment from Roche in the third quarter of 2004, and we may receive up to $187.5 million in development and commercialization milestones in the future for successful further development of daclizumab. In addition, we receive partial reimbursement from Roche related to ongoing research and development efforts under the Collaboration Agreement. We determined that all of theconsider that all elements under the Collaboration Agreement should be accounted for as a single unit of accounting under EITF 00-21. As such, and as we have continuing obligations under the Collaboration Agreement, and as significant development risk remains we recorded the $17.5 million as deferred revenue and will recognize this amount over the approximately six years that research, development expenses are expected to be performed for Roche. During 2004, we recognized approximately $3.7 million in License and Other revenue related to the amortization of the upfront license fee and the reimbursement of certain research and development expenses.

Exelixis, Inc.  In May 2001, we signed a collaborative agreement with Exelixis to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five-year note (the Note) convertible after the first year of the collaboration into Exelixis common stock. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. We recognized the expense associated with our research funding ratably over the periods it was performed by Exelixis. We have provided a total of $8.0 million in research funding to Exelixis of which we expensed $1.7 million in 2003, $4.0 million in 2002 and $2.3 million in 2001. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales. We did not extend the research funding beyond the original two years, and as such, we did not fund any research expense to Exelixis beyond the second quarter of 2003. We continue to hold the Note, which is included in our Consolidated Balance Sheet. We accrue interest income on the Note, and during each of the years ended December 31, 2004, 2003 and 2002, we recognized approximately $1.7 million of interest income.

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

In December 2003, we signed a definitive agreement with Genentech, which resolved a dispute relating to our existing patent licensing master agreement, in particular with respect to our antibody humanization patents and certain of Genentech’s humanized antibodies. In connection with this agreement, we agreed to certain royalty reductions for significant levels of annual aggregate sales of Genentech products licensed under the master agreement. The revised royalty rate structure would apply reciprocally to any of our products licensed under the master agreement. We also obtained additional rights for non-exclusive, royalty-bearing licenses under certain of Genentech’s antibody patents. Under terms of the agreement, Genentech exercised licenses under the patent licensing master agreement for its Xolair and Raptiva antibody products, which were approved by the FDA in the second and fourth quarters of 2003, respectively. These exercises resulted in payment of license exercise fees of $2.2 million to us, which we recognized as license revenue in the fourth quarter of 2003. We recognized royalty revenue from third quarter 2003 sales of Xolair beginning in the fourth quarter of 2003, and we commenced recognition of royalty revenue from Raptiva product sales in the first quarter of 2004.

In February 2004, in consideration for approximately $1.1 million, Genentech exercised a license for its Avastin antibody product, which was approved by the FDA in February 2004. As a result, we recognized license exercise fees of approximately $1.1 million in the first quarter of 2004 and commenced recognition of royalty revenue from Avastin product sales in the second quarter of 2004.

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

Seattle Genetics. In January 2004, we entered into certain agreements with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license to SGI under our humanization patents and paid $500,000 in cash in exchange for expanded access to SGI’s drug conjugate and linker technology. Under the patent rights agreement, SGI also has the right to obtain additional patent licenses upon payment of additional fees, and upon the future commercialization of the products, SGI will pay us royalties on product sales.  See Note 6.

Morphotek. In July 2004, we entered into an agreement with Morphotek, Inc. in which we granted patent rights and a commercial license under our humanization patents in exchange for broad access to Morphotek’s MORPHODOMA® and Suppressor of Immunoglobulin Production technology. Under the agreement, Morphotek has the right to obtain additional patent licenses upon payment of additional fees. Upon the future commercialization of the products, Morphotek will pay us royalties on product sales. See Note 6.

Other Patent License and Humanization Agreements.  We have entered into patent license and humanization agreements with numerous other companies that are independently developing humanized antibodies, including Biogen Idec, Celltech Group plc, Chugai, Elan Pharmaceuticals, Eli Lilly and Company, Fujisawa Pharmaceuticals Co., Intermune Pharmaceuticals, Medarex, Merck KgaA, Progenics, Sankyo and Tanox. In each agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for antibodies to a specific target antigen. In general, we received a licensing and signing fee and the right to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. We have also entered into agreements to use our technology to humanize antibodies for other companies, including Ajinomoto, Mochida Pharmaceutical, Teijin, and Yamanouchi Pharmaceutical. In general, we received a licensing and signing fee and the right to receive additional payments upon the achievement of certain milestones and royalties on any product sales.

3.                                                NET LOSS PER SHARE

In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share,” basic and diluted net loss per share amounts have been computed using the weighted average number of shares of common stock outstanding during each period presented. For all periods presented, we incurred a net loss, and as such, we did not include the effect of any outstanding stock options or outstanding convertible notes in the diluted net loss per share calculations, as they were anti-dilutive.

The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes was 12,415,350, 16,389,450 and 3,974,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  The total number of shares excluded from the calculation of diluted net loss per share for outstanding stock options was approximately 3,169,000, 1,843,000 and 1,587,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

This acquisition was completed to expand our development pipeline of potential products in oncology. Eos’ portfolio consisted of two drug candidates, including Anti-51 integrin antibody (M200), a function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers and a Fab fragment of the Anti-51 integrin antibody (F200) for ocular indications, including age-related macular degeneration. In December 2004, we initiated Phase II clinical trials for M200, and no further development of F200 is expected.

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

Approximately $37.8 million of the purchase price was allocated to acquired in-process research and development due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date. A summary and status of these programs at December 31, 2004 follows:

Program	Description	Status of Development	Value Assigned
			(in thousands)
Anti-angiogenesis (M200, Anti-α5β1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic, non-small lung and renal cancers	Phase II clinical trials initiated in December 2004	$24,067
Ocular Neovasculariz ation (F200, Anti-α5β1 Integrin Antibody)	Fab fragment of Anti-α5β1 Integrin Antibody for ocular indications, including age-related macular degeneration.	No further development expected	$13,767

*Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

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

5.                                                RESTRUCTURING AND OTHER CHARGES

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, in 2004 we incurred charges of approximately $305,000, including adjustments in the fourth quarter of 2004 related to the extension of a sublease of the facilities, included in research and development expense in the Consolidated Statement of Operations. The restructuring charge included approximately $164,000 of severance-related amounts, $119,000 of committed cost for our New Jersey leased facility, primarily related to rent expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005, partially offset by expected proceeds from a short-term sublease entered into during October 2004. The workforce reductions were completed by June 30, 2004. We expect to pay the balance of the accrued facility-related costs of approximately $58,000 at December 31, 2004 through October 2005.

During 2004, we completed a physical inventory of substantially all of our laboratory equipment at our Fremont, California, facilities. As a result, we recorded a charge to research and development expense in the Consolidated Statement of Operations of approximately $277,000, primarily in the second quarter of 2004 with minor adjustments in the fourth quarter of 2004, which represents the estimated amount of net book value of assets that are no longer in use.

6.                                                NONMONETARY TRANSACTIONS

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

In accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29), we established the value of the drug conjugate and linker technology that we acquired from SGI based on the fair value of the consideration given to SGI, which included the patent rights and patent license granted to SGI and cash consideration of $500,000. Based on the vendor-specific objective evidence of fair value of the patent rights and patent license granted to SGI, which is based on the terms of similar agreements that we have signed with third parties, we deemed the fair value of the patent rights and patent license to be $3.0 million.  Therefore, the fair value of the drug conjugate and linker technology acquired from SGI was $3.5 million. As this early-stage technology has not reached technological feasibility and has no alternative future use in our research and development programs, in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs,” (FAS 2) we recognized the $3.5 million as research and development expense in the first quarter of 2004.

In accordance with EITF 00-21, we estimated the fair value of the patent rights and patent license granted to SGI to be $3.0 million.  As we have completed the earnings process under this agreement and had no ongoing performance obligations, we recognized revenue of $3.0 million in the first quarter of 2004 upon the execution of the agreements.

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

In accordance with APB 29, we established the value of the technology that we acquired from Morphotek based on the fair value of the patent rights and commercial license granted to Morphotek. We deemed the fair value of the patent rights granted to Morphotek to be $1.0 million and the fair value of the commercial license to be $0.5 million, which is based on the terms of similar agreements that we have signed with third parties.  As this technology has broad application across multiple preclinical and clinical programs, in accordance with FAS 2, we have capitalized the $1.5 million in Intangible Assets on the Consolidated Condensed Balance Sheet and we will amortize it over five years, the term of the agreement. During the third and fourth quarters of 2004, we recognized $150,000 in amortization expense related to this asset.

In accordance with EITF 00-21, we estimated the fair value of the patent rights and commercial license granted to Morphotek to be $1.0 million and $0.5 million, respectively. As we have completed the earnings process under this agreement and had no ongoing performance obligations, we recognized revenue of $1.0 million in the third quarter of 2004 upon the execution of the agreement. The remaining $500,000 has been recorded as deferred revenue and will be recognized once the commercial license is delivered to Morphotek.

7.                                                IMPAIRMENT LOSS ON INVESTMENT

In January 2002, we sold the assets of our small molecule group to Signature BioScience, Inc. (Signature), a privately held drug discovery company, in exchange for 523,952 shares of Signature convertible preferred stock. The stock received was recorded at the net book value of the assets sold plus transaction costs incurred, which approximated $1.3 million. In conjunction with this transaction, in December 2002, we accrued an additional $0.2 million payable to Signature in connection with cash retention bonuses to designated key employees still employed by Signature after one year. Pursuant to the terms of the agreement, in exchange for these bonus payments we received in early 2003 an additional 149,701 shares of Signature convertible preferred stock, which was recorded as an increase in the carrying value of the preferred stock. As of December 31, 2002, we estimated that the fair value of our investment in Signature had declined to $150,000 and that the impairment was other then temporary. Accordingly, we recorded an impairment charge of $1.4 million in December 2002. The amount of the charge was based on the difference between the estimated fair value as determined by our management and our original cost basis in the shares of approximately $1.6 million.

As of March 31, 2003, we determined that our investment in Signature had become fully and permanently impaired. Accordingly, in the first quarter of 2003 we recorded an impairment charge of $150,000 to write off the remaining book value of our investment.

8.                                                MARKETABLE SECURITIES AND RESTRICTED INVESTMENTS

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

	Available-for-Sale-Securities
(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Securities of the U.S. Government and its agencies maturing:
within 1 year	$44,964	$—	$(79)	$44,885
between 1-3 years	149,494	9	(1,032)	148,471
U.S. corporate debt securities maturing:
within 1 year	87,777	3	(39)	87,741
between 1-3 years	10,000	—	(81)	9,919
Total marketable debt securities	$292,235	$12	$(1,231)	$291,016
December 31, 2003
Securities of the U.S. Government and its agencies maturing:
within 1 year	$28,909	$50	$—	$28,959
between 1-3 years	80,000	280	(25)	80,255
U.S. corporate debt securities maturing:
within 1 year	29,994	504	—	30,498
between 1-3 years	10,070	81	—	10,151
Total marketable debt securities	$148,973	$915	$(25)	$149,863

During 2004, 2003 and 2002, there were no realized gains or losses on the sale of available-for-sale securities.  In addition to our available-for-sale portfolio, at December 31, 2004 and 2003 we had $13.6 million and $20.7 million, respectively, of U.S. government securities classified as held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of December 31, 2004, all of our investments in unrealized loss positions had been in such positions for less than 12 months due to the changes in market interest rates. Further, we do not believe that any of our marketable securities have suffered any other-than-temporary declines in value as of December 31, 2004 since we do not expect to sell any securities in significant unrealized loss positions prior to their maturities.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (see Note 15 for further details). In connection with the issuance of these convertible notes, we pledged a portfolio of U.S. government securities as security, which, including the interest earned thereon, will be sufficient to pay the first six scheduled interest payments for the notes. The pledged amount, which approximated $13.6 million at December 31, 2004 and $20.8 million at December 31, 2003, consists of securities of the U.S. Government and its agencies. As of December 31, 2004, the portion related to payments to be made within one year, $6.9 million, is reflected on the Consolidated Balance Sheet within marketable securities, and the portion related to payments to be made thereafter, $6.7 million, is reflected on the balance sheet as long-term restricted investments. The basis for the carrying value of these restricted investments is the amortized cost of the investments, which approximates the fair market value at December 31, 2004.

9.                                                LAND, PROPERTY AND EQUIPMENT

Land, property, and equipment consisted of the following:

	December 31,
(In thousands)	2004	2003
Land	$10,743	$10,743
Buildings and improvements	41,001	23,766
Leasehold improvements	19,846	18,887
Laboratory and manufacturing equipment	28,787	27,225
Construction-in-process	157,073	93,097
Computer and office equipment	17,493	11,278
Furniture and fixtures	3,627	2,540
	278,570	187,536
Less accumulated depreciation and amortization	(40,493)	(32,623)
	$238,077	$154,913

Depreciation and amortization expense for 2004, 2003 and 2002 was $11.8 million, $8.2 million, and $4.9 million, respectively.

10.                                         INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Assembled workforce	$1,410	$(1,234)	$176	$1,410	$(528)	$882
Core technology	16,053	(2,058)	13,995	16,053	(412)	15,641
Roche reversion right	15,788	—	15,788	15,788	—	15,788
Licensed research technology	1,500	150	1,350	—	—	—
Net intangible assets	$34,751	$(3,442)	$31,309	$33,251	$(940)	$32,311

Amortization expense for our intangible assets during the years ended December 31, 2004, 2003 and 2002 was approximately $2.5 million, $940,000 and $0, respectively. The reversion right asset relates to our option to repurchase from Roche exclusive rights in remaining transplant indications of Zenapax. We will reclassify the reversion right asset into core technology at the time when the rights to the technology revert back to us (see Note 2). Upon reclassifying the reversion right asset to core technology, we will amortize the asset over the remaining term of the patents underlying the acquired technology.

During 2004, we entered into an agreement with Morphotek in which we obtained broad access to certain of Morphotek’s technology for which we recorded intangible assets of $1.5 million. See Note 6 for details of the agreement.

For our assembled workforce, core technology and licensed research technology intangible assets, the expected future annual amortization expense is as follows (in thousands):

	Assembled Workforce	Core Technology	Licensed Research Technology
For the year ending December 31,
2005	176	1,646	300
2006	—	1,646	300
2007	—	1,646	300
2008	—	1,646	300
2009	—	1,646	150
Thereafter	—	5,765	—
Total amortization expense	$176	$13,995	$1,350

11.                                         ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Construction-in-process	$3,810	$14,568
Consulting and services	5,229	3,832
Other	288	742
Total	$9,327	$19,142

12.                                         POSTRETIREMENT BENEFIT PLAN

In June 2003, we established a postretirement health care plan (the Plan), which covers medical, dental and vision coverage for certain of our former officers and their dependents. Coverage for eligible retirees is noncontributory, but retirees are required to contribute 25% of dependent premium cost. In addition, coverage under the Plan ceases when participants become eligible for Medicare benefits. For the years ended December 31, 2004 and for the period from the inception of the Plan (June 1, 2003) through December 31, 2003, we have recognized net periodic postretirement benefit cost of approximately $243,000 and $118,000, respectively, using a measurement date of June 30, 2003.

The following table sets forth the change in benefit obligation for the Plan (in thousands):

	December 31,
	2004	2003
Accumulated postretirement benefit obligation at beginning of year	$1,039	$816
Service cost	98	44
Interest cost	67	31
Actuarial loss	115	148
Plan participants’ contributions	4	—
Benefits paid	(27)	—
Accumulated postretirement benefit obligation at end of year	$1,296	$1,039

We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 5.75% and 6.50% for the years ended December 31, 2004 and 2003, respectively. In 2004, we assumed the rate of increase in per capita costs of covered health care benefits to be 9%, decreasing gradually to 5.5% by the year 2009, and in 2003, we assumed the rate of increase in per capita costs of covered health care benefits to be 10%, decreasing gradually to 5.5% by the year 2009. The benefit amounts recognized in our balance sheets in accrued compensation and other long-term liabilities are as follows (in thousands):

	December 31,
	2004	2003
Funded status	$(1,296)	$(1,039)
Unrecognized net actuarial loss	258	148
Unrecognized prior service cost	699	773
Net liability recognized	$(339)	$(118)

Net periodic benefit cost for the Plan consists of the following (in thousands):

	December 31,
	2004	2003
Service cost	$98	$44
Interest cost	67	31
Amortization of prior service cost	74	43
Other	4	—
Net periodic benefit cost	$243	$118

Assumed health care trend rates could have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed health care cost trend rate would have the following effects (in thousands):

	One percentage point increase	One percentage point decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2004	$25	$(22)
Effect on total of service and interest cost in 2004	138	(122)

In connection with the Plan, we expect to pay health care net premiums aggregating approximately $164,000 and $316,000 during the years 2005 through 2009, and during the years 2010 through 2014, respectively.

13.                                         COMMITMENTS

We occupy leased facilities under agreements that have expiration dates between 2005 and 2013. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $2.5 million, $2.3 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Future payments under non-cancelable operating leases at December 31, 2004, are as follows:

Year Ending December 31,
2005	$2,879
2006	2,848
2007	1,132
2008	865
2009	223
Thereafter	330
$8,277

Moreover, in connection with the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, we have entered into, and will continue to enter into, agreements with third parties for the construction and design of the facility. Total commitments under these construction agreements total approximately $15.2 million and $1.7 million for the years ending December 31, 2005 and 2006, respectively.

In addition, as of December 31, 2004, we have made payments totaling $5.6 million to ICOS Corporation pursuant to a manufacturing agreement for the manufacture of supplies of clinical trial materials for one of our products.  The aggregate amount of all committed future payments that we may make under that agreement is $1.8 million, payable in the first quarter of 2005.

14.                                         LONG-TERM DEBT AND NOTES PAYABLE

In September 1999, Fremont Holding L.L.C. (a wholly-owned subsidiary of Protein Design Labs, Inc.) obtained a $10.2 million term loan to purchase our Fremont, California facilities. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. The loan is secured by our Fremont, California facilities, which have an approximate carrying amount of $7.9 million at December 31, 2004, and is subject to the terms and covenants of the loan agreement.

In connection with our acquisition of Eos in the second quarter of 2003, we assumed notes payable of $2.3 million related to equipment and software purchases. The equipment loans bear interest at a weighted average rate of 10.2%, which payments are due in equal installments of interest and principal over a term of generally 4 years. The loans are secured by the equipment and software purchases made under the terms of the loans.

Future minimum payments under the facility and equipment loans at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$1,583
2006	1,243
2007	1,139
2008	1,139
2009	1,139
Thereafter	5,505
Total	11,748
Less amount representing interest	(3,356)
Present value of future payments	8,392
Less current portion	(923)
Non-current portion	$7,469

We believe that the fair values of the facility and equipment loans at December 31, 2004 approximated their carrying values as of this date. The fair values of the remaining payments under the loans are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

15.                                         CONVERTIBLE NOTES

In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (see Note 20).

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2003 Notes). The 2003 Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders’ option. Interest on the 2003 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2003 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2003 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2003 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For any 2003 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2003 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In the third quarter of 2003, we filed a shelf registration statement with the Securities and Exchange Commission covering the resale of the 2003 Notes and the common stock issuable upon conversion of the 2003 Notes.

Issuance costs associated with the 2003 Notes aggregating $8.4 million are included in other assets and are being amortized to interest expense over the term of the earliest redemption of the debt, or approximately seven years. The accumulated amortization at December 31, 2004 was $1.8 million. The estimated fair value of the 2003 Notes at December 31, 2004 was approximately $319.3 million based upon publicly available pricing information.

We pledged a portfolio of U.S. government securities as security for certain interest payable on the 2003 Notes (see Note 8).

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (the 5.50% Convertible Notes). The 5.50% Convertible Notes were convertible at the holders’ option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events. Interest on these notes was payable semiannually in arrears on February 15 and August 15 of each year. The redemption price, set forth in the 5.5% Convertible Notes indenture, was 102.75% of the principal amount, or $1,027.50 per $1,000 of principal amount of the 5.5% Convertible Notes.

In November 2003, we paid approximately $155.9 million in cash to redeem the 5.5% Convertible Notes, including accrued interest of $1.8 million and prepayment obligations of approximately $4.1 million in connection with the redemption. In addition to the $4.1 million in prepayment obligations for early extinguishment of these notes, we recorded a charge to write-off the unamortized balance of the original debt issuance costs of approximately $2.4 million; these charges, totaling $6.5 million, are included in interest and other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2003.

16.                                         STOCKHOLDERS’ EQUITY

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance at December 31, 2004 were as follows (in thousands):

All stock option plans	21,526
Employee stock purchase plan	815
Convertible debt	12,415
Total	34,756

Stock Option Plans

At December 31, 2004, we had six stock-based employee compensation plans, which are described more fully below. The exercise price of all stock options granted under our plans has been equal to the fair value of our common stock on the grant date and generally, the option term is ten years. In the past, we have granted stock options to a limited number of non-employees (other than non-employee members of the Board of Directors). The compensation expense associated with these options was approximately $1.2 million in 2004, $276,000 in 2003, and immaterial in 2002.

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

At the 1999 Annual Meeting of Stockholders, stockholders approved the 1999 Stock Option Plan, including a provision whereby upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, are added automatically to the 1999 Stock Option Plan. During 2002, 1,717,694 shares, the remaining shares available for grant under the 1991 Plan, were transferred to the 1999 Stock Option Plan. As a result of stock options that subsequently terminated under the 1991 Plan, 601,484 additional shares have been transferred to and are available for grant under the 1999 Stock Option Plan as of December 31, 2004.

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

In April and June 2001, respectively, the Board of Directors and stockholders approved an amendment to our 1999 Option Plan to increase the number of shares reserved for issuance by a total of 4,000,000 shares. Upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, are added automatically to the 1999 Option Plan. During 2002, 1,717,694 shares, the remaining shares available for grant under the 1991 Plan, were transferred to 1999 Stock Option Plan. As a result of stock options that subsequently terminated under the 1991 Plan, 601,484 additional shares have been transferred to and are available for grant under the 1999 Stock Option Plan as of December 31, 2004.

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

A summary of the status of our stock option plans at December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented below.

	2004		2003		2002
(In thousands, except exercise price data)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,537	$15.69	12,310	$17.18	10,528	$18.40
Granted	3,367	17.59	3,228	10.37	3,427	13.46
Exercised	(1,807)	8.69	(317)	6.75	(516)	5.63
Forfeited	(882)	25.73	(684)	21.65	(1,129)	22.45
Outstanding at end of year	15,215	16.36	14,537	15.69	12,310	17.18
Exercisable at end of year	9,377		8,230		5,975
Weighted average fair value of options granted during the year		$6.93		$7.27		$10.72

The following information applies to all stock options outstanding under our stock option plans at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	In thousands, except exercise prices and remaining contractual life data)
$ 3.88 - $10.94	5,514	5.84	$7.56	3,757	$7.28
$11.22 - $20.51	5349	8.67	16.20	1,946	16.07
$21.02 - $30.00	3,449	6.33	24.36	2,817	24.23
$30.11 - $40.08	504	6.17	36.16	463	36.12
$41.69 - $56.84	399	5.67	45.97	394	45.99
Totals	15,215		$16.36	9,377	$17.25

To date, an aggregate of approximately 35,740,000 shares have been authorized for grant under our stock option plans and as of December 31, 2004, approximately 6,311,000 are available for future grant.

1993 Employee Stock Purchase Plan

In February 1993, the Board of Directors adopted the 1993 Employee Stock Purchase Plan (Employee Purchase Plan). We reserved 2,400,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan. At December 31, 2004, 814,806 shares remain available for future purchase. Eligibility to participate in the Employee Purchase Plan is essentially limited to full-time employees who own less than 5% of the outstanding shares. Under the Employee Purchase Plan, eligible employees can purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 2004, an aggregate of 165,393 shares were purchased by employees under the Employee Purchase Plan at prices of $15.66 or $15.86 per share. During 2003, an aggregate of 210,074 shares were purchased by employees under the Employee Purchase Plan at prices of $7.65 or $11.87 per share. During 2002, an aggregate of 163,369 shares were purchased by employees under the Employee Purchase Plan at prices of $9.23 or $7.23 per share.

17.                                         INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Current:
Federal	$—	$—	$—
State	20	18	12
Foreign	60	55	30
Total Current	$80	$73	$42

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Computed at U.S. statutory rate
At statutory rate	$(18,074)	$(44,107)	$(5,079)
Unutilized net operating losses	18,074	31,243	5,079
Nondeductible acquired in-process research and development	—	12,864	—
State taxes	20	18	12
Foreign taxes	60	55	30
Total	$80	$73	$42

As of December 31, 2004, we have federal and California state net operating loss carryforwards of approximately $407.0 million and $158.7 million, respectively. We also have federal and California state research and other tax credit carryforwards of approximately $12.6 million and $11.6 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2005 through 2024, if not utilized. The California state net operating losses will expire at various dates beginning in 2005 through 2014, if not utilized. The majority of the state tax credits do not expire.

Utilization of the federal and California net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets are as follows:

	December 31,
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$147,909	$117,210
Research and other tax credits	20,237	15,940
Intangible assets	17,481	18,770
Capitalized research and development costs	9,145	10,610
Other	1,974	1,220
Total deferred tax assets	196,746	163,750
Valuation allowance	(196,746)	(163,400)
Total deferred tax assets	—	350
Deferred tax liabilities:
Unrealized gains on investments	—	350
Total deferred tax liabilities	—	350
Net deferred tax assets	$—	$—

Because of our lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $33.3 million, $55.7 million and $4.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Approximately $78.3 million of the deferred tax assets at December 31, 2004 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

18.                                         LEGAL PROCEEDINGS

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

At an oral hearing in February 2005, the Opposition Division of the European Patent Office decided to revoke the claims in our second European antibody humanization patent.  The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability.  We appealed the decision to the Technical Board of Appeal at the European Patent Office.  The appeal suspends the legal effect of the decision of the Opposition Division during the appeal process, which is likely to take several years.

We intend to vigorously defend the European patents in these proceedings. We may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed.  In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition. As the outcome of these matters can not be predicted, we have no amounts accrued at December 31, 2004.

In regard to our Japanese humanization patent, in December 2004, the Japanese Supreme Court denied our petition for review of the Tokyo High Court decision upholding revocation of the patent by the Japanese Patent Office. The Japanese Supreme Court decision concludes the proceedings in the matter and the Japanese Patent Office decision to revoke our patent is final.

19.                                         RELATED-PARTY TRANSACTION

Pursuant to an agreement with Dr. Laurence Korn regarding his resignation as an officer of the Company, Dr. Korn resigned on June 30, 2004 as Chairman of the Board of Directors and as an employee of the Company.  Dr. Korn remains a member of the Board. Under the agreement, Dr. Korn received a cash severance payment of $515,000 in addition to the acceleration of an additional 12 months’ of vesting of certain stock options previously granted to him. During the year ended December 31, 2004, in connection with the agreement, we recognized $515,000 in compensation expense for his severance payment and approximately $58,000 in stock-based compensation expense in connection with the accelerated vesting of stock options.  Additionally, Dr. Korn will continue to receive certain fringe benefits for a period of one year from his resignation date and 51,668 of his unvested, outstanding stock options as of June 30, 2004 will continue to vest under the terms of the original stock option agreements. As this represents a change in grantee status under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25,” we expect to recognize additional stock-based compensation expense over the next two years as these stock options vest under the fair value method of accounting.

20.                                         SUBSEQUENT EVENTS

In January 2005, we entered into a definitive agreement with ESP Pharma Holding Company, Inc. (ESP), a privately held, hospital-focused pharmaceutical company, under which PDL will acquire ESP for $300 million in cash and approximately $175 million in PDL common stock, or an aggregate value of approximately $475 million. In February 2005, this agreement was amended to reflect ESP’s agreement to acquire from Centocor, Inc. (Centocor), a biopharmaceutical operating company of Johnson & Johnson, rights to manufacture, develop, market and distribute Retavase® (reteplase) in the United States and Canada, including an increase in the purchase price by $25 million in cash payable to the ESP stockholders at the closing of the ESP acquisition. The acquisition price to be paid to Centocor for the rights to Retavase is $110 million. Milestone payments of up to $45 million may be made if additional conditions relating to ongoing clinical trials and manufacturing arrangements are satisfied. In February 2005, we entered into a loan commitment agreement with ESP to ensure that the $110 million purchase price payable to Centocor would be available to complete the purchase of Retavase by ESP. No amount has been drawn under this commitment as of March 11, 2005.

The aggregate preliminary purchase price is expected to be approximately $503.0 million, including the cash to be paid to ESP stockholders of $325.0 million, the fair market value of PDL’s common stock to be issued to ESP stockholders totaling approximately $172.5 million, and estimated direct transaction costs of approximately $5.3 million. In the event that there is a significant change in our stock price from the announcement of the acquisition to the closing date, we may be required to issue additional shares to ESP, which could increase the purchase price by an amount up to $19.2 million. We expect this transaction to close late during the first quarter or early during the second quarter of 2005. We currently estimate between 80% and 85% of the aggregate purchase price will be allocated to capitalizable intangible assets and goodwill, with a smaller portion, or approximately 10%-15%, allocated to acquired in-process research and development expense.

In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the 2005 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value.

We plan to use the proceeds from the 2005 Notes to acquire ESP pursuant to the agreement described above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

Protein Design Labs, Inc.

We have audited the accompanying consolidated balance sheets of Protein Design Labs, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protein Design Labs, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Protein Design Labs, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 11, 2005

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004 Quarter Ended
(in thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues:
Royalties	$19,935	$17,131	$24,731	$22,010
License and other	2,894	2,653	1,052	5,618
Total revenues	22,829	19,784	25,783	27,628
Costs and expenses:
Research and development	30,199	27,326	32,009	33,029
General and administrative	8,624	7,664	7,450	8,068
Total costs and expenses	38,823	34,990	39,459	41,097
Operating loss	(15,994)	(15,206)	(13,676)	(13,469)
Interest and other income, net	2,523	2,822	2,583	2,284
Interest expense	(1,099)	(1,193)	(1,351)	(1,385)
Loss before income taxes	(14,570)	(13,577)	(12,444)	(12,570)
Provision for income taxes	(12)	(12)	(8)	(48)
Net loss	(14,582)	(13,589)	(12,452)	(12,618)

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.13)	$(0.13)

Shares used in computation of basic and diluted net loss per share	95,613	95,196	94,587	94,000

	2003 Quarter Ended
(in thousands, except per share data)	December 31		September 30	June 30	March 31
Revenues:
Royalties	$8,896		$8,758	$17,905	$17,145
License and other	4,717		567	3,096	5,602
Total revenues	13,613		9,325	21,001	22,747
Costs and expenses:
Research and development	24,409		21,812	20,538	15,973
General and administrative	8,148		6,963	7,193	5,309
Acquired in-process research and development	48,159	(1)	—	37,834 (2)	—
Total costs and expenses	80,716		28,775	65,565	21,282
Operating loss	(67,103)		(19,450)	(44,564)	1,465
Interest and other income, net	(3,320	)(3)	4,291	4,188	4,672
Interest expense	(2,424)		(3,705)	(1,755)	(1,886)
Impairment loss on investment	—		—	—	(150)
Income (loss) before income taxes	(72,847)		(18,864)	(42,131)	4,101
Provision for income taxes	12		11	18	32
Net income (loss)	$(72,859)		$(18,875)	$(42,149)	$4,069
Net income (loss) per share:
Basic	$(0.78)		$(0.20)	$(0.45)	$0.05
Diluted	$(0.78)		$(0.20)	$(0.45)	$0.05
Shares used in computation of net income (loss) per share:
Basic	93,764		93,665	93,301	89,182
Diluted	93,764		93,665	93,301	90,150

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

(3)                        Amount includes charges of $6.5 million incurred in connection with the early extinguishment of our $150 million 5.50% Convertible Subordinated Notes due February 15, 2007. For a description of these charges, see Note 15 to the Consolidated Financial Statements.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures:  Under the supervision and with the participation of PDL’s management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by PDL in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting: PDL, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for PDL and all related information appearing in this Annual Report. The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2004.

The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appearing below and the report on the audit of the consolidated financial statements appears on or about page 86 of this Annual Report on Form 10-K.

(c)  Changes in Internal Control Over Financial Reporting: The Chief Executive Officer and Chief Financial Officer also conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in internal control occurred during the quarter ended December 31, 2004, that have materially effected or which are reasonable likely to materially affect internal control.  Based on that evaluation, there has been no such change during such period.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Protein Design Labs, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Protein Design Labs, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Protein Design Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Protein Design Labs, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Protein Design Labs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Protein Design Labs, Inc, as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 11, 2005

PART III

ITEM 10.                                              EXECUTIVE OFFICERS AND DIRECTORS

Certain information concerning our current directors as of December 31, 2004, except as otherwise noted, is set forth below.

Director	Positions with the Company	Age	Director Since
Karen A. Dawes	Director	53	2003
L. Patrick Gage, Ph.D.	Director	62	2003
George M. Gould, Esq.	Director	67	1989
Laurence Jay Korn, Ph.D.	Director	55	1986
Max Link, Ph.D.	Director, Chairman of the Board	64	1993
Mark McDade	Chief Executive Officer, Director	49	2002
Cary L. Queen, Ph.D.	Director	54	1987
Jon S. Saxe, Esq.	Director	68	1989

Karen A. Dawes has been a director of the Company since June 2003. She is currently Principal, Knowledgeable Decisions, LLC, a pharmaceutical consulting firm. She served from 1999 to 2003 as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she was Senior Vice President, Global Strategic Marketing, Wyeth, where she held responsibility for worldwide strategic marketing. She also served as Vice President, Commercial Operations for Genetics Institute, Inc., designing and implementing that company’s initial commercialization strategy to launch BeneFIX and Neumega. Ms. Dawes began her pharmaceuticals industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of positions in Marketing, serving most recently as Vice President, Marketing of the Pratt Division. There she directed launches of Glucotrol/Glucotrol XL, Zoloft, and Cardura. Ms. Dawes is also a director of Genaissance Pharmaceuticals, Inc.

L. Patrick Gage, Ph.D., has been a director of the Company since March 2003. From January 1997 until June 2002, Dr. Gage held various positions at Wyeth (formerly known as American Home Products). From March 1998 through June 2002, he served as President of Wyeth Research, a division of Wyeth, and from 2000 through June 2002 Dr. Gage also served as Senior Vice President, Science and Technology of Wyeth. From November 1989 through March 1998, Dr. Gage served as the head of Research and Development, then Chief Operating Officer and finally President of Genetics Institute, which was acquired by Wyeth in January 1997. Prior to that time, Dr. Gage held various positions in research management at Hoffmann-La Roche Inc. (Roche) over an 18-year period. Dr. Gage is also a Director of Neose Technologies and Serono SA, and retired as Chairman of the Dublin Molecular Medicine Centre in Ireland in June 2004.  Dr. Gage is a part-time venture partner with Flagship Ventures in Cambridge, Massachusetts. He serves as the Executive Chairman of Compound Therapeutics, and as Chairman of Acceleron Pharma, both private biotechnology companies. Dr. Gage also serves as the Chair of the Science Advisory Board of Perkin Elmer Life and Analytical Sciences Company, and is a member of the Life Sciences Advisory Board of Warburg Pincus, a private equity investment company.

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

Laurence Jay Korn, Ph.D., has been a director of the Company since July 1986. From July 1986 until June 2004, Dr. Korn served as Chairman of the Board and from January 1987 until April 2002, Dr. Korn served as Chief Executive Officer. Dr. Korn continued to serve as an executive officer of the Company until June 2004. Previously, Dr. Korn headed a research laboratory and served on the faculty of the Department of Genetics at the Stanford University School of Medicine from March 1981 to December 1986. Dr. Korn received his Ph.D. from Stanford University and was a Helen Hay Whitney Postdoctoral Fellow at the Carnegie Institution of Washington and a Staff Scientist at the MRC Laboratory of Molecular Biology in Cambridge, England, before becoming an Assistant Professor at Stanford.

Max Link, Ph.D., has been a director of the Company since June 1993 and became Chairman of the Board of the Company in June 2004. Dr. Link served as Chairman and Chief Executive Officer of Centerpulse Ltd. from March 2001 until its acquisition by Zimmer Holdings, Inc. in August 2003. He served as the Chief Executive Officer of Corange Ltd. from May 1993 to May 1994 and as the Chief Executive Officer of Boehringer Mannheim-Therapeutics, the worldwide pharmaceutical division of Corange (Boehringer Mannheim-Therapeutics), from October 1993 to May 1994. Dr. Link served as the Chairman of Sandoz Pharma Ltd. from April 1992 to April 1993. Dr. Link served in various management positions at Sandoz Ltd. and Sandoz Pharmaceuticals Corporation from October 1971 to April 1992. Dr. Link also serves both as a director and an audit committee member of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., Cell Therapeutics, Inc., Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Celsion Corporation.

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

Jon S. Saxe, Esq., has been a director of the Company since March 1989. Mr. Saxe served as a consultant to the Company from June 1993 to December 1994 and again from May 2000 until January 2002. From May 1999 to April 2000, Mr. Saxe served as Senior Advisor to our Chief Executive Officer. From January 1995 to April 1999, Mr. Saxe served as President of the Company. He has also served as President of Saxe Associates since May 1993. Mr. Saxe is also a director of Questcor Pharmaceuticals, Inc., First Horizon Pharmaceuticals, Inc., InSite Vision, Inc., SciClone Pharmaceuticals, Inc., ID Biomedical Corporation, Durect Corporation and several private companies.

Executive Officers

Certain information with respect to our executive officers as of December 31, 2004, except as otherwise noted, is set forth below. See “DIRECTORS” for information regarding Mr. McDade, our chief executive officer.

Name	Age	Position
Steven E. Benner, M.D., M.H.S.	45	Senior Vice President and Chief Medical Officer
Douglas O. Ebersole	49	Senior Vice President, Legal and Corporate Development and Secretary
Brett L. Schmidli	53	Senior Vice President, Technical Operations
Glen Y. Sato	45	Senior Vice President and Chief Financial Officer
Richard Murray, Ph.D.	46	Senior Vice President and Chief Scientific Officer
Sergio Garcia-Rodriguez	43	Vice President, Legal, General Counsel and Assistant Secretary
Jaisim Shah	44	Vice President, Marketing
Laurie Torres	44	Vice President, Human Resources

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

Brett L. Schmidli has served as our Senior Vice President, Technical Operations since February 2002. Mr. Schmidli served as Director of Manufacturing Strategy at Eli Lilly & Company from 2000 to 2002 and was Chief Operating Officer and Director of Commercial Development—New Antidepressants there from 1998 to 2000. He served as a Director of Manufacturing and Product Development and a Director of Marketing within the Neuroscience Business Unit at Lilly from 1995 to 1998, and Director of Bioproducts Purification Development and Technical Services from 1992 to 1995. Mr. Schmidli previously was associated with Genetics Institute, Inc., serving in a number of management positions from 1982 to 1987 and as a senior consultant from 1987 to 1989. He received a bachelor’s degree in Chemical Engineering from the Rose-Hulman Institute of Technology and an MBA from Indiana University.

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

Richard Murray, Ph.D., served as our Vice President, Research since April 2003 and was promoted to Senior Vice President and Chief Scientific Officer in March 2004. Prior to joining the Company, Dr. Murray served as Vice President of Research at Eos Biotechnology, where he was also a co-founder of the company. He served in that role at Eos from February 1998 to April 2003, and was responsible for the discovery and transition of antibody-based therapeutic candidates from research to development. Prior to Eos, Dr. Murray was a staff scientist, then senior staff scientist at DNAX Research Institute. Dr. Murray received his Ph.D. from the University of North Carolina in Chapel Hill, with his work in the area of immuno-genetics.

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

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct and Policy Regarding Reporting of Potential Violations (the “Code of Conduct”). The Code of Conduct is available on our website at http://www.pdl.com/documents/code_of_conduct.pdf.

Additionally, stockholders may request a free copy of the Code of Conduct from:

Protein Design Labs, Inc.

Attention: Investor Relations

34801 Campus Drive

Fremont, CA 94555

(510) 574-1400

SECTION 16(a)          BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each director, executive officer, and beneficial owner of more than 10% of a registered class of equity securities of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 is required by Section 16(a) of such act to report to the SEC by a specified date his or her transactions in our securities. To our knowledge, all reports relating to stock ownership and such other reports required to be filed during the year ended December 31, 2004, under Section 16(a) by our directors, executive officers and greater than 10% beneficial owners were timely filed.

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation during the fiscal years ended December 31, 2004, 2003, and 2002, of our Chief Executive Officer, our four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004 and Laurence Jay Korn, an individual for whom disclosure would have been required but for the fact that he was not serving as an executive officer of the Company at December 31, 2004 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)							Long-Term Compensation Awards
Name and Principal Positions	Year	Salary ($)		Bonus ($)		Other Annual Compensation(2) ($)		Securities Underlying Options (#)	All Other Compensation(3) ($)
Mark McDade	2004	517,477		250,000	(4)	—		140,000	2,000
Chief Executive Officer	2003	500,844		500,000	(5)	129,262		140,000	2,000
	2002	62,601		100,000	(6)	—		900,000	—
Brett Schmidli	2004	348,689		80,000	(4)	26,390		60,000	—
Senior Vice President,	2003	338,169	(8)	—		47,336		72,500	—
Technical Operations(7)	2002	246,709		132,786	(5)	15,772		162,500	—
Richard Murray	2004	298,085		151,000	(10)	—		105,000	2,000
Senior Vice President and	2003	202,600		—		—		105,000	2,000
Chief Scientific Officer(9)	2002	—		—		—		—	—
Steven E. Benner	2004	367,605		80,000	(4)	—		70,000	—
Senior Vice President and	2003	355,874		400,000	(5)	15,139		60,000	—
Chief Medical Officer(11)	2002	50,578		125,000	(5)	9,007		150,000	—
Laurie Torres	2004	216,787		209,110	(13)	—		37,500	2,000
Vice President, Human	2003	94,067		—		—		205,000	—
Resources(12)	2002	—		—		—		—	—
Laurence Jay Korn	2004	361,657	(15)	—		515,000	(16)	—	—
Director(14)	2003	516,242		—		—		20,000	2,000
	2002	512,075		—		—		300,000	2,000

(1)                        Compensation deferred at the election of the executive officer under our 401(k) Plan is included in the year earned. Includes life insurance premiums paid by the Company.

(2)                        Represents relocation costs reimbursed by the Company.

(3)                        Reflects Company matching 401(k) contributions.

(4)                        Represents a management bonus paid by the Company.

(5)                        Represents a relocation bonus paid by the Company.

(6)                        Represents a hiring bonus paid by the Company.

(7)                        Brett Schmidli has served as our Senior Vice President, Technical Operations since January 2002.

(8)                        Includes forgiveness of $2,260 of interest from a relocation and housing loan to Mr. Schmidli provided in connection with his joining the Company in January of 2002, as provided in the promissory note that was entered into at the time the loan was made.

(9)                        Richard Murray has been our Senior Vice President and Chief Scientific Officer since March 2004, and served as our Vice President, Research from April 2003 through February 2004.

(10)                  Includes $91,000 as retention bonus and $60,000 as management bonus.

(11)                  Steve E. Benner has been our Senior Vice President and Chief Medical Officer since November 2002.

(12)                  Laurie Torres has been our Vice President, Human Resources since November 2003.

(13)                  Includes $204,110 relocation bonus and $5,000 management bonus.

(14)                  Dr. Korn resigned as an executive officer of the Company and as Chairman of the Board of Directors in June 2004, but remains a member of the Board of Directors.

(15)                  Includes approximately $100,000 in accrued, but unused, vacation time.

(16)                  Represents a severance payment to Dr. Korn upon his resignation as an executive officer of the Company in June 2004.

Stock Options Granted in Fiscal 2004

The following table provides the specified information concerning grants of options to purchase our Common Stock made during the fiscal year ended December 31, 2004, to the Named Executive Officers:

OPTION GRANTS IN THE LAST FISCAL YEAR

Individual Grants		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Name	Number of Securities Underlying Options Granted(1),(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(3)	Expiration Date	5% ($)	10% ($)
Mark McDade	140,000	4.31	15.25	7/23/2014	1,342,690	3,402,640
Brett Schmidli	60,000	1.85	15.25	7/23/2014	575,439	1,458,274
Richard Murray	105,000	3.23	15.25	7/23/2014	1,007,018	2,551,980
Steven E. Benner	70,000	2.15	15.25	7/23/2014	671,345	1701,320
Laurie Torres	37,500	1.15	15.25	7/23/2014	359,649	911,421
Laurence Jay Korn	—	—	—	—	—	—

(1)                        Options granted vest over a four year period at the rate of one fourth one year after the date specified at the time of grant (typically the hire date or an anniversary of the hire date) and 1/48 per month thereafter for each full month of the optionee’s continuous employment with the Company. Only vested shares are exercisable. All outstanding options held by employees have terms of ten years.

(2)                        Under the 1991 and 1999 Stock Option Plans, the Board retains some discretion to modify the terms of outstanding options; see “Change of Control Arrangements, Termination of Employment Arrangements.”

(3)                        All options granted to employees were granted at market value on the date of grant.

(4)                        Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission’s rules. Actual gains, if any, on option exercises are dependent on the future performance of our Common Stock, overall market conditions and the optionee’s continued employment through the vesting period. Any amounts reflected in this table may not necessarily be achieved. As an illustration of the effects such assumed appreciation would have on a stockholder’s investment, one share of stock purchased at $20.66 in 2004 (closing price as of December 31, 2004) would yield profits of $12.99 per share at 5% appreciation per year over ten years or $32.93 per share at 10% appreciation per year over the same period. The “potential realizable values” in this table are calculated using the exercise price of the stock options and assuming 5% or 10% appreciation per year from that price over the ten-year term of the options granted.

Option Exercises and Fiscal 2004 Year End Values

The following table provides the specified information concerning exercises of options to purchase our Common Stock in the fiscal year ended December 31, 2004, and unexercised options held as of December 31, 2004, by the Named Executive Officers:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/31/04		Value of Unexercised In-the-Money Options at 12/31/04(1)
Name	(#)	($)	Unexercisable	Exercisable	Unexercisable	Exercisable
Mark McDade	100,000	1,072,370	641,251	438,749	6,910,931	5,101,569
Brett Schmidli	—	—	136,042	158,958	728,522	479,103
Richard Murray	17,500	213,123	142,188	50,312	1,222,487	466,438
Steven E. Benner	56,250	607,114	169,584	54,166	1,570,856	504,682
Laurie Torres	—	—	105,470	37,030	720,656	256,069
Laurence Jay Korn	306,400	4,946,605	11,668	2,108,332	63,907	12,231,143

(1)                        Based on a value of $20.66, which was the closing price of our Common Stock as of December 31, 2004.

Compensation of Directors

Each director who is not an employee of the Company (an “Outside Director”) is authorized to receive cash compensation in the amount of $4,500 each fiscal quarter and may be reimbursed for expenses incurred in attending each Board and committee meeting. Each Outside Director is also authorized to receive an additional fee of $1,000 for each Board meeting at which the director is present in person and $500 for each Board meeting at which the director is present by telephone.  In addition to the fees described for attendance at Board meetings, each member of the Audit Committee will also receive an annual retainer of $7,000, the Chair of the Audit Committee will receive an annual retainer of $9,000, members of the Compensation, Nominating and Governance and Scientific Review Committees will receive an annual retainer of $6,000 and the Chair of each of these latter committees will receive an annual retainer of $8,000.  The Chairman of the Board is also authorized to receive cash compensation in the amount of $25,000 each fiscal quarter.  In addition, in 2004, each member of each Board committee (other than the Stock Option Committee) was authorized to receive, for each committee on which he or she serves, an option under our 1999 Stock Option Plan to purchase 3,000 shares, vesting monthly over 12 months (subject to the optionee’s continued service on the committee), at an exercise price equal to the fair market value of our Common Stock on the date of grant.

The Company’s 2002 Outside Directors Stock Option Plan (the “2002 Directors Plan”) provides for automatic initial grants of options to purchase 12,000 shares (the “Initial Option”) of the Company’s Common Stock to each person who first becomes an Outside Director (whether upon initial election or appointment to the Board or upon ceasing to be an employee while remaining or simultaneously becoming a director) and automatic annual grants to each Outside Director of options to purchase 12,000 shares of the Company’s Common Stock. Options under the 2002 Directors Plan are granted at the fair market value of the Company’s Common Stock on the date of grant and vest monthly over 12 months, as long as the optionee continues to be a director. Vesting of options granted under the 2002 Directors Plan will not overlap with vesting of options previously granted by the Company to the Outside Directors. As such, an Outside Director who holds one or more options previously granted to him or her by the Company at the time he or she was an employee of the Company (“Prior Employee Options”) that will continue to vest based upon the director’s continued service to the Company as an Outside Director, will be granted an Initial Option only upon the date that such Prior Employee Options cease to vest. Such directors receive an Annual Option on the date of the annual meeting immediately following the date on which they received an Initial Option. Additionally, all Annual Options are subject to downward adjustment to insure that vesting of the Annual Options does not overlap with the vesting of any options previously granted by the Company to the Outside Directors.

Under the terms of the 2002 Directors Plan, in the event that (i) any person, entity or group becomes the beneficial owner of 40% or more of either the then outstanding Common Stock or the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors; or (ii) the Company is party to a merger or consolidation which results in the holders of the voting securities of the Company outstanding immediately prior thereto failing to retain immediately after such merger or consolidation direct or indirect beneficial ownership of more than 50% of the total combined voting power of the securities entitled to vote generally in the election of directors of the Company or the surviving entity outstanding immediately after such merger or consolidation; or (iii) the sale or disposition of all or substantially all of the Company’s assets or consummation of any transaction having similar effect (other than a sale or disposition to one or more subsidiaries of the Company), then options outstanding under the 2002 Directors Plan will become immediately exercisable and vested in full. The surviving, continuing, successor or purchasing corporation or parent corporation thereof may either assume the Company’s rights and obligations under the outstanding options or substitute substantially equivalent options for such corporation’s stock. Options that are not assumed, replaced or exercised will terminate.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, George M. Gould and Max Link served as members of the Compensation Committee of our Board of Directors. Neither of such Compensation Committee members was, during the fiscal year ended December 31, 2004, an officer or employee of PDL or any of its subsidiaries, was formerly an officer of PDL or its subsidiaries, or had any relationship requiring disclosure by PDL under any paragraph of Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

Change of Control Arrangements, Termination of Employment Arrangements

Stock Option Plans

In the event of a sale of voting securities by our stockholders, a merger or consolidation to which we are a party, sale of all or substantially all of our assets, or liquidation or dissolution of the Company, following any of which the stockholders do not retain more than 50% of the total combined voting power of the stock of the Company or the acquiring corporation, the vesting of options held by full-time employees under our 1991 Stock Option Plan, 1999 Stock Option Plan and 1999 Nonstatutory Stock Option Plan will be accelerated by 25% of the total number of shares subject to such options if either (a) the acquiring corporation fails to assume the outstanding option or to substitute a substantially equivalent option for the acquiring corporation’s stock, or (b) within one year following such transaction the option holder’s employment is either terminated without cause or is constructively terminated.

Executive Retention and Severance Plan

We maintain the Executive Retention and Severance Plan (the “ERSP”), which provides certain severance and other benefits in connection with a change in control (as defined below) to our officers and key employees as designated by the Board or the Compensation Committee. At present, the ERSP covers all of our officers.

Under the ERSP, a change in control is deemed to have occurred in the event of (i) any acquisition of 40% or more of the Company’s outstanding voting securities, (ii) any merger or consolidation involving the Company in which the Company’s stockholders do not retain at least a majority of the total combined voting power of the Company or the combined entity, (iii) a sale or disposition of all or substantially all of the Company’s assets to a third party or (iv) 50% or greater turnover among the members of the Company’s Board over a period of two years or less. Upon a change in control, the ERSP provides for certain acceleration of the vesting of issued and outstanding stock options and shares of restricted stock held by participants. The extent of such vesting acceleration depends on a participant’s position with the Company, and, with respect to a participant’s outstanding Company stock options, whether such options are assumed in connection with the change in control. Upon a change in control, the vesting of all options and restricted stock held by each officer that serves on the Executive Team will be subject to acceleration. The Executive Team currently consists of Mr. McDade, Dr. Benner, Mr. Ebersole, Mr. Schmidli, Dr. Murray, Mr. Shah, Mr. Sato and Ms. Torres. Options and restricted stock held by the CEO, Mr. McDade, will become fully vested. Options and restricted stock held by other officers on the Executive Team will generally become vested as to 50% of the shares subject to all future vesting installments, with the remaining unvested portion to continue vesting over the same period. If any participant’s stock options are not assumed in connection with the change in control, and if it would provide the participant with a greater benefit than that described in the preceding sentence, a participant with less than two years of employment with the Company will be credited with an additional two years of employment for option vesting purposes, and a participant with two or more years of employment with the Company will become vested in full under his or her outstanding options.

The ERSP provides for severance benefits in the event of a participant’s involuntary termination other than for “cause” or voluntary termination for “good reason” at any time within a specified time following a change in control, provided that, in the case of a person who was CEO at the time of the change in control, severance benefits accrue in the event of that person’s termination for any reason during the time specified following the change in control. Under the ERSP, “cause” is defined to include theft, dishonesty or fraud, improper use of confidential information, gross negligence or willful misconduct in the performance of one’s duties and conviction of a felony that materially impairs the participant’s ability to perform his or her duties; “good reason” is defined to include a demotion or other material adverse change in assigned duties, a decrease in salary or targeted bonus amount, or a reduction in benefits compared to those granted to comparable employees. The applicable time periods following a change in control during which severance benefits could become payable is three years in the case of the CEO, two years in the case of any officer on the Executive Team and one year in the case of all other participants.

Upon any termination of employment under the above circumstances, provided that the participant executes a prescribed release of claims against the Company, the participant is entitled to certain health and life insurance benefits for the applicable period, full vesting of all stock options and shares of restricted stock held by such participant and a lump sum severance payment equal to the equivalent of three years’ salary and bonus in the case of a participant who was CEO at the time of the change in control, two years in the case of any officer on the Executive Team and one year in the case of all other participants. For purposes of calculating the amount of such severance payment, salary is based on the participant’s annual base salary immediately prior to termination or, if higher, immediately prior to the change in control, and bonus is based on the greatest of (i) the aggregate bonuses earned by the participant during the fiscal year preceding the change in control, (ii) the aggregate bonuses earned during the fiscal year preceding the termination, or (iii) the aggregate bonuses that would be earned during the current fiscal year, assuming attainment of 100% of applicable performance goals for that year.

The ERSP may not be terminated or amended without written approval by each participant affected by such termination or amendment.

Other Termination of Employment Arrangements

Pursuant to the terms of an offer letter between Mr. McDade and the Company, dated October 24, 2002, Mr. McDade was offered employment with the Company in the position of CEO. Pursuant to the terms of the offer letter, in the event that Mr. McDade’s employment is terminated by us without “cause” (as defined in the ERSP), and upon his execution and delivery to us of a general release in a form reasonably satisfactory to the Company, Mr. McDade will be entitled to salary and bonus continuation at the same level as the most recently awarded bonus or at the maximum bonus rate if such termination occurs prior to his first bonus, but excluding other employment benefits, for one year from the date of such termination, or until Mr. McDade accepts a full time position with another company, whichever occurs first, less standard withholdings and deductions.

In connection with Dr. Laurence Korn’s resignation as Chief Executive Officer of the Company, effective on May 1, 2002, we entered into a Special Compensation and Continued Employment Agreement (the “Continued Employment Agreement”) with Dr. Korn pursuant to which Dr. Korn remained Chairman of the Board and responsible for certain other duties described in the Continued Employment Agreement. During the remainder of Dr. Korn’s employment, Dr. Korn was entitled to receive the same salary, benefits and vesting of stock options as before his resignation, provided that, after April 30, 2004, his salary was subject to re-negotiation.  On March 26, 2004, the Company and Dr. Korn entered into Amendment No. 1 to the Special Compensation and Continued Employment Agreement (the “Amended Agreement”).  Pursuant to the Amended Agreement, on June 30, 2004 Dr. Korn resigned as Chairman of the Company’s Board and as an employee of the Company, delivered to the Company a signed general release as provided under the Amended Agreement and received a lump sum payment of $515,000 in addition to his accrued but unused vacation time, less applicable withholding taxes.  Dr. Korn also became vested in 12 months of unvested stock options previously granted to him under the Company’s stock option plans.  Dr. Korn will continue to receive certain current fringe benefits until June 30, 2005.  The Company provided Dr. Korn with leased office space without charge until February 28, 2005.

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

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2004, by (i) each person who is known by the Company, based on the records of our transfer agent and relevant documents filed with the U.S. Securities and Exchange Commission (“SEC”), to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each member of the Board, (iii) the Named Executive Officers, and (iv) all members of our Board and our executive officers as a group. Unless otherwise specified, the address of each named individual is the address of the Company.

Name of Beneficial Owner or Group and Nature of Beneficial Ownership(1)	Amount of Beneficial Ownership	Percent of Common Stock Outstanding
FMR Corp.(2) 82 Devonshire Street Boston, MA 02109	14,381,014	15%
Delaware Management Holdings(3) 2005 Market Street Philadelphia, PA 19103	7,262,301	7.58%
Mark McDade(4)	400,833	*
Rich Murray(5)	104,570	*
Steven E. Benner, M.D., M.H.S.(4)	67,291	*
Brett L. Schmidli(4)	172,500	*
Laurie Torres(4)	43,749	*
Laurence Jay Korn, Ph.D.(6)	3,048,592	3.11%
Karen A. Dawes(4)	26,000	*
L. Patrick Gage, Ph.D.(7)	35,000	*
George M. Gould, Esq.(8)	224,000	*
Max Link, Ph.D.(9)	135,666	*
Jon S. Saxe, Esq.(10)	622,930	*
Cary L. Queen, Ph.D.(11)	2,575,414	2.67%
All directors and executive officers as a group (17 persons)(12)	8,627,196	8.53%

*Less than 1%

(1)                        Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)                        Based solely on Schedule 13G as filed with the SEC, FMR Corp. has sole dispositive power with respect to all of the shares beneficially owned and sole voting power with respect to 736,000,of such shares.

(3)                        Based solely on Schedule 13G as filed with the SEC, Delaware Management Holdings has sole dispositive power with respect to all of the shares beneficially owned and sole voting power with respect to 7,235,513 of such shares.

(4)                        Consists of shares issuable upon the exercise of options which are currently exercisable, or which will become, exercisable within 60 days after December 31, 2004.

(5)                        Includes 56,250 shares issuable upon the exercise of options which are currently, or which will become exercisable within 60 days after December 31, 2004.

(6)                        Includes 2,115,414 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004.

(7)                        Includes 33,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004.

(8)                        Includes 188,000 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004.

(9)                        Includes 35,666 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004.

(10)                  Includes 515,250 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004.

(11)                  Includes 500,414 shares issuable upon the exercise of options which are currently, or which will become, exercisable within 60 days after December 31, 2004. Also includes 11,700 shares held in trusts for the benefit of certain of Dr. Queen’s relatives as to which Dr. Queen disclaims beneficial ownership and 3,900 shares held in trust for the benefit of Dr. Queen’s daughter as to which Dr. Queen disclaims beneficial ownership.

(12)                  Total includes all directors and officers who served in that capacity as of December 31, 2004 and 5,307,701 shares issuable upon the exercise of options beneficially owned by such directors and officers which are currently, or which will become, exercisable within 60 days after December 31, 2004.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 concerning our equity compensation plans:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	7,419,568	$13.49	5,166,925	(1)
Equity Compensation Plans Not Approved by Stockholders(2)	7,795,480	$19.09	1,952,277
Total	15,215,048	$16.36	7,119,202

(1)                        Includes 807,894 shares available for future issuance under the Company’s 1993 Employee Stock Purchase Plan.

(2)                        See footnote 16 to the Financial Statements in the Company’s Annual Report on Form 10-K for a description of the Company’s 1999 Nonstatutory Stock Option Plan.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

INDEBTEDNESS OF MANAGEMENT

In 2002, we lent an aggregate of $150,000 to Mr. Brett Schmidli for the purchase of a home in Minnesota in connection with his commencement of employment with us at our Plymouth, Minnesota location. The loan is evidenced by two promissory notes executed prior to July 30, 2002, one for an amount of $50,000 (the “Forgivable Loan”) and one for an amount of $100,000 (the “Repayable Loan”). Each of the Forgivable Loan and the Repayable Loan bears interest at the applicable federal rate, which refers to the minimum interest rate required to be charged on a loan to avoid the imputation of interest income under the Internal Revenue Code. The Internal Revenue Service publishes the applicable federal rate on a monthly basis. The interest rate for the Forgivable Loan is 4.52% and the interest rate for the Repayable Loan is 4.74%.

Pursuant to the terms of the Forgivable Loan, provided Mr. Schmidli remains a continuous, full-time employee of the Company, accumulated interest will be forgiven on each anniversary date of the loan, and, in addition, one-half of the principal amount will be forgiven on the second anniversary date of the loan and the remaining balance of the principal amount will be forgiven on the fourth anniversary date of the loan. The Forgivable Loan becomes immediately due and payable upon the termination of Mr. Schmidli’s continuous full-time employment with the Company. The Repayable Loan is repayable as follows: (1) on each of the first and second anniversary dates of the loan, all then-accrued and unpaid interest is due; (2) on the third anniversary date of the loan, 50% of the principal as well as any then-accrued and unpaid interest is due; and (3) on the forth anniversary date of the loan, the balance of all principal as well as any then-accrued and unpaid interest under the loan is due. All principal and interest accrued under the Repayable Loan becomes immediately due and payable upon the termination of Mr. Schmidli’s continuous full-time employment with the Company.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Ernst & Young

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports for 2004 and 2003 and for other services rendered during 2004 and 2003 on behalf of us and our subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to us:

(in thousands)	2004	% of Total	2003	% of Total
Fee Category:
Audit Fees	$537	85%	$507	86%
Audit-Related Fees	29	5%	22	4%
Tax Fees	63	10%	59	10%
All Other Fees	3	—	—	—
Total Fees	$632		$588

Audit Fees:  Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst and Young in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. In 2004, audit fees included approximately $40,000 in services related to post-effective amendment filings for our registration statement on Form S-3 and approximately $200,000 for attestation services surrounding the effectiveness of our internal control environment. In 2003, audit fees include approximately $235,000 in services related to the issuance of our 2.75% $250 million Convertible Notes and the related filing of a Registration Statement on Form S-3 as well as the filing of our Form 8-K regarding the acquisition of Eos Biotechnologies.

Audit-Related Fees:  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2004 and 2003, these services primarily relate to accounting consultations in connection with potential collaborations and patent licensing agreements and consultations related to our compliance with Section 404 of the Sarbanes-Oxley Act.

Tax Fees:  Tax fees consist of tax compliance/preparation and other tax services. In 2004 and 2003, tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance.

All Other Fees:  “All Other Fees” consists of fees for accounting literature subscription services.

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

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Item
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
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

4.2

Registration Rights Agreement for the Company’s 2.75% Convertible Subordinated Notes due 2023, between the Company and the Initial Purchasers dated July 14, 2003. (Incorporated by Reference to Exhibit 4.2 to Registration Statement on Form S-3 filed September 11, 2003).

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

10.22

Registration Rights Agreement for the Company’s 5.50% Convertible Subordinated Notes due February 15, 2007, dated February 15, 2000. (Incorporated by Reference to Exhibit 10.34 to Annual Report on Form 10-K filed March 30, 2000.)

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

10.27

Lease Agreement between the Company and John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, a California general partnership, dated June 28, 2001. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 14, 2001.)

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

*10.39	Offer Letter by and between the Company and Mr. Glen Sato dated April 9, 2003. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed on March 8, 2004)
*10.40	Offer Letter by and between the Company and Ms. Laurie Torres dated September 10, 2003. (Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed March 8, 2004)
10.41	Lease Agreement between the Company and Abgenix, Inc., a Delaware corporation, dated July 31, 2003. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10Q filed November 12, 2003).
10.42

Amendment No. 2 to Sublease Agreement between the Company and FibroGen, Inc., a privately-held corporation, dated October 1, 2003. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10Q filed November 12, 2003).

10.43

Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10K filed March 8, 2004.)

10.44

Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10K filed March 8, 2004.)

10.45

Amended No. 1 to the Herceptin License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10K filed March 8, 2004.)

10.46

Patent License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10K filed March 8, 2004.)

10.47

Patent License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10K filed March 8, 2004.)

*10.48	Postretirement Healthcare Plan. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10K filed March 8, 2004.)
10.49

Amendment No. 1 to Special Compensation and Employment Agreement Dated May 1, 2002 Between Laurence Jay Korn and Protein Design Labs, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed May 5, 2004).

10.50

Co-Development and Commercialization Agreement between the Company and Hoffman-La Roche, dated September 14, 2004 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed November 5, 2004.)

10.51

Amended and Restated Worldwide Agreement between the Company and Hoffmann-La Roche, a New Jersey corporation and F. Hoffmann-La Roche LTD of Basel Switzerland, dated October 1, 2003 (updated redacted version filed herewith with certain confidential portions deleted and marked by notation indicating such deletion).

10.52

Manufacturing Agreement between the Company and ICOS Corporation, a Washington corporation, dated August 29, 2003 (updated redacted version filed herewith with certain confidential portions deleted and marked by notation indicating such deletion).

14	See Code of Ethics in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.
21.1

Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management. (Incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed November 15, 1999.)

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Protein Design Labs, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*                               Management contract or compensatory plan or arrangement.

(b)                       See (a)(3) above.

(c)                        See (a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEIN DESIGN LABS, INC. (Registrant)

By:	/s/ MARK MCDADE
Mark McDade,
Chief Executive Officer

March 14, 2005
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDADE	Chief Executive Officer and Director (Principal Executive
(Mark McDade)	Officer)	March 11, 2005

/s/ GLEN SATO	Senior Vice President and Chief Financial Officer
(Glen Sato)	(Principal Financial and Accounting Officer)	March 11, 2005

/s/ LAURENCE JAY KORN
(Laurence Jay Korn)	Director	March 11, 2005

/s/ (JON S. SAXE
(Jon S. Saxe)	Director	March 11, 2005

/s/ CARY L. QUEEN
(Cary L. Queen)	Director	March 11, 2005

/s/ GEORGE M. GOULD
(George M. Gould)	Director	March 11, 2005

/s/ MAX LINK
(Max Link)	Chairman of the Board of Directors	March 11, 2005

/s/ L. PATRICK GAGE
(L. Patrick Gage)	Director	March 11, 2005

/s/ KAREN A. DAWES
(Karen A. Dawes)	Director	March 11, 2005