Form 10-Q
period 2005-03-31
PROTEIN DESIGN LABS INC/DE
filed 2005-05-10
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 6, 2005, there were 106,019,129 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations Three months ended March 31, 2005 and 2004

Consolidated Condensed Balance Sheets March 31, 2005 and December 31, 2004

Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2005 and 2004

Notes to Consolidated Condensed Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Signatures

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

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales, net	$948	$—
Royalties	33,164	22,010
License and other	4,703	5,618
Total revenues	38,815	27,628

Costs and expenses:
Cost of product sales	1,137	—
Research and development	35,261	33,029
Selling, general and administrative	7,666	8,068
Acquired in-process research and development	79,417	—
Total costs and expenses	123,481	41,097
Operating loss	(84,666)	(13,469)

Interest and other income, net	2,935	2,284
Interest expense	(2,142)	(1,385)
Loss before income taxes	(83,873)	(12,570)
Provision for income taxes	22	48

Net loss	$(83,895)	$(12,618)

Net loss per basic and diluted share	$(0.87)	$(0.13)

Shares used in computation of net loss per basic and diluted share	96,754	94,000

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,077	$91,395
Marketable securities, including $6.8 million and $6.9 million of restricted investments at March 31, 2005 and December 31, 2004, respectively	165,234	298,969
Inventories	19,837	—
Other current assets	18,702	9,750
Total current assets	218,850	400,114
Land, property and equipment, net	251,990	238,077
Goodwill	67,359	—
Other intangible assets, net	462,286	31,309
Restricted investments	3,355	6,716
Other assets	14,937	7,516
Convertible note receivable	30,000	30,000
Total assets	$1,048,777	$713,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,175	$4,921
Accrued compensation	9,101	6,977
Accrued clinical trial costs	2,320	1,324
Accrued interest	1,499	2,593
Royalties payable	5,482	—
Taxes payable	2,333	—
Other accrued liabilities	24,523	9,327
Deferred revenue	16,317	17,389
Current portion of long-term obligations	825	923
Total current liabilities	70,575	43,454
Convertible subordinated notes	499,998	249,998
Other long-term debt	7,289	7,469
Other long-term liabilities	372	301
Total liabilities	578,234	301,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 105,931 and 95,857 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,059	959
Additional paid-in capital	829,402	686,302
Accumulated deficit	(357,427)	(273,532)
Accumulated other comprehensive loss	(2,491)	(1,219)
Total stockholders’ equity	470,543	412,510
Total liabilities and stockholders’ equity	$1,048,777	$713,732

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(83,895)	$(12,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,230	2,611
Acquired in-process research and development	79,417
Amortization of convertible notes offering costs	444	304
Stock-based compensation expense	148	45
Amortization of intangible assets	1,723	588
Loss on disposal of fixed assets	—	397
Changes in assets and liabilities:
Inventories	(125)	—
Interest receivable	(311)	768
Other current assets	(7,048)	4,056
Other assets	304	(895)
Accounts payable	1,418	1,629
Accrued liabilities	(2,832)	(2,833)
Deferred revenue	(1,072)	(161)
Total adjustments	75,296	6,509
Net cash used in operating activities	(8,599)	(6,109)

Cash flows from investing activities:
Net cash paid for ESP and Retavase acquisitions	(432,577)	—
Maturities and sales of marketable securities	132,736	50,000
Maturities of restricted investments	3,438	4,049
Purchases of land, property and equipment	(14,975)	(33,222)
Net cash provided by (used in) investing activities	(311,378)	20,827

Cash flows from financing activities:
Proceeds from issuance of capital stock	2,105	2,493
Proceeds from issuance of convertible subordinated notes	241,831	—
Payments on other long-term obligations	(277)	(386)
Net cash provided by financing activities	243,659	2,107
Net increase (decrease) in cash and cash equivalents	(76,318)	16,825
Cash and cash equivalents at beginning of period	91,395	341,768
Cash and cash equivalents at end of period	$15,077	$358,593

See accompanying notes.

PROTEIN DESIGN LABS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (we, us, our, PDL or the Company) is a fully-integrated biopharmaceutical company focused on the development and commercialization of novel therapies for treatment of inflammation and autoimmune diseases, acute cardiac conditions and cancer. As a leader in the development of humanized antibodies, PDL has licensed its patents to numerous pharmaceutical and biotechnology companies, some of which are now paying royalties on net sales of licensed products.

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The Consolidated Condensed Balance Sheet as of December 31, 2004 included herein is derived from our audited consolidated financial statements.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis® marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters. In addition, as a result of the closing of our acquisition of ESP Pharma Holding Company, Inc. (ESP) on March 23, 2005, the results of operations of ESP from March 24, 2005 through March 31, 2005 are included in our first quarter 2005 consolidated condensed financial statements (see Note 6).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in, first-out method. If the inventory costs exceed the market value, reserves are recorded currently for the difference between the cost and the market value. These reserves are determined based on management’s estimates. Inventories consist of finished goods, and raw materials (active pharmaceutical ingredients). As a result of the ESP Pharma and Retavase® acquisitions (see Notes 6 and 7), we acquired and recorded certain inventories at fair market value, which approximated the original cost of the inventory purchased from third-party manufacturers.

Revenue Recognition

We currently recognize revenues resulting from product sales, the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Royalty, licensing and other revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production.

If we determine that separate elements exist in a revenue arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), we recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete, payment is reasonably assured and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement.

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances and accruals are established for estimated discounts, product returns, bad debts and rebates.

Royalties

Under some of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We also receive royalties on a generic product that we have licensed for sale. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenue in the quarter reported to us by our licensees (i.e., generally royalty revenue is recognized one quarter following the quarter in which sales by our licensees occurred).

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

Accounts Receivable, Sales Allowances and Rebate Accruals

Accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, government chargebacks and sales returns. Estimates for cash discounts, government chargebacks and sales returns are based on contractual terms, historical trends experienced by ESP and expectations regarding the utilization rates for these programs and are recorded as an offset to product sales in the same period the related revenue is recognized. Estimates for our allowance for doubtful accounts is determined based on existing contractual obligations, historical payment patterns of our customers experienced by ESP and individual customer circumstances and are included in selling, general and administrative expenses.

Accrued rebates include amounts due under Medicaid and other commercial contractual rebates. Rebates are recorded in the same period that the related revenue is recognized resulting in a reduction of product sales revenue and the establishment of either a contra asset or a liability, which are included in sales allowances or other accrued liabilities, respectively. Accrued rebates are recorded based on a percentage of selling price determined from historical experience of ESP. Medicaid rebate accruals are evaluated based on historical rebate payments by product as a percentage of historical sales, product pricing and current contracts.

At March 31, 2005, our estimated sales returns allowance exceeded our trade accounts receivable balance by approximately $1.5 million, which relates to products sold by ESP prior to our acquisition of ESP on March 23, 2005. We have included this net balance in other accrued liabilities on our Consolidated Condensed Balance Sheet as of March 31, 2005.

Product sales receivable allowances and rebate accruals require substantial judgement. Actual results may differ from our estimates and could impact our earnings in any period in which an adjustment is made based on actual results.

Advertising and Promotion

The Company engages in promotional activities, which typically take the form of detail aids, industry publications, journal ads, hospital grants, exhibits, speaker programs, and other forms of media. In accordance with procedures defined under Statement of Position 93-7, “Reporting on Advertising Costs,” advertising and promotion expenditures are expensed as incurred. Total advertising costs incurred during the three months ended March 31, 2005 was not material.

Stock-Based Compensation

As of March 31, 2005, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. During the three months ended March 31, 2005 and 2004, no stock-based employee compensation cost is reflected in net loss as all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to our stock-based employee compensation plans.

(In thousands, except per share data)	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(83,895)	$(12,618)
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(3,925)	(5,755)

Pro forma net loss	$(87,820)	$(18,373)

Basic and diluted net loss per share:
As reported	$(0.87)	$(0.13)
Pro forma	$(0.91)	$(0.20)

For the periods presented in the table below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004

Expected life, in years	2.7	2.7
Risk-free interest rate	3.4%	3.0%
Volatility	66%	69%
Dividend yield	0	0

In December 2004, the FASB issued Statement No. 123R “Share Based Payment,” (FAS 123R) which will require all equity-based awards to employees to be recognized in the statement of operations based on their fair values. We are evaluating the requirements of FAS 123R and we expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. Under the current regulations, we will be required to adopt the final standard on January 1, 2006.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.” Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company. We recognized stock-based compensation expense related to stock options issued to non-employees of approximately $148,000 and $45,000 for the quarters ended March 31, 2005 and 2004, respectively.

Segments and Concentrations

In accordance with FASB Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information” (FAS 131), we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. We have only one segment with facilities located primarily within the United States. The majority of our revenues are earned in the United States.

Royalty, license and other revenues from Genentech in the first quarters of 2005 and 2004 accounted for 49% and 33% of total revenues, respectively, and royalty, license and other revenues from MedImmune in the first quarters of 2005 and 2004 accounted for 34% and 42% of total revenues, respectively. Revenues from Roche accounted for 13% of total revenues during the first quarter of 2005, and revenues from Seattle Genetics, Inc. accounted for 11% of total revenues in the first quarter of 2004. No other revenue from any other source exceeded 10% of total revenues for either period presented.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

Intangible assets consist of purchased core technology, a reversion right to purchase certain technology from Roche, product rights obtained through the acquisition of ESP and licensed research technology. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142), we are amortizing our intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the core technology, product rights and licensed research technology assets on a straight-line basis over their estimated useful lives, 10, 4 to 12, and 5 years, respectively. We will reclassify the reversion right asset into core technology at that time when the rights to the technology revert back to us. Upon reclassifying the reversion right asset to core technology, we will amortize the asset over the remaining term of the patents underlying the acquired technology. Amortization of intangible assets is included primarily in research and development expenses and costs of product sales in the Consolidated Statement of Operations.

On March 23, 2005, we recorded goodwill in connection with our acquisition of ESP (see Note 6). In accordance with FAS 142, we do not amortize goodwill. We will test goodwill for impairment using a two-step process on an annual basis, and between annual tests under certain circumstances. Factors that are considered important when evaluating whether impairment might exist include a significant adverse change in the business climate, unanticipated competition, loss of key personnel, significant continued under-performance compared to peers, or other factors specific to each asset or reportig unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our consolidated results of operations.

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

The total number of shares excluded from the calculations of diluted net loss per share for outstanding convertible notes was 22,968,327 and 12,415,450 for the quarters ended March 31, 2005 and 2004, respectively. The total number of shares excluded from the calculation of diluted net loss per share for stock options was 2,433,634 and 4,289,000 for the quarters ended March 31, 2005 and 2004, respectively.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our available-for-sale securities. The following table presents the calculation of our comprehensive loss:

	Three Months Ended March 31,
(In thousands)	2005	2004
Net loss	$(83,895)	$(12,618)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	(1,272)	(182)
Total comprehensive loss	$(85,167)	$(12,800)

4. Inventory

Inventories consisted of the following:

(In thousands)	March 31, 2005	December 31, 2004
Raw materials	$1,866	$—
Finished goods	17,971	—
	$19,837	$—

5. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(In thousands)	March 31, 2005	December 31, 2004
Construction-in-process	$652	$3,810
Consulting and services	10,662	5,229
Sales rebates	4,817	—
Other	8,392	288
	$24,523	$9,327

6. ESP Pharma Acquisition

In January 2005, we entered into a definitive agreement with ESP Pharma Holding Company, Inc. (ESP), a privately held, hospital-focused pharmaceutical company, under which PDL would acquire ESP for $300 million in cash and approximately $175 million in PDL common stock, or an aggregate value of approximately $475 million. In February 2005, this agreement was amended to reflect ESP’s agreement to acquire from Centocor, Inc. (Centocor), a biopharmaceutical operating company of Johnson & Johnson, rights to manufacture, develop, market and distribute Retavase® (reteplase) in the United States and Canada, including an increase in the purchase price by $25 million in cash payable to the ESP stockholders at the closing of the ESP acquisition. The acquisition price paid to Centocor for the rights to Retavase was $110 million. Milestone payments of up to $45 million may be made to Centocor if additional conditions relating to ongoing clinical trials and manufacturing arrangements for Retavase are satisfied.

By adding ESP’s sales and distribution capabilities to our antibody development and humanization technology platform, the ESP and Retavase acquisitions established PDL as a fully integrated, commercial biopharmaceutical company with proprietary marketed products, a growing and diverse high-margin operating revenue base and a broad, proprietary pipeline. We believe that providing a sales capability for our proprietary pipeline products, such as ularitide, terlipressin, daclizumab and Nuvion, once approved by the Federal Drug Admininistration, to ESP’s approved products will create the potential for exceptional sales growth and an accelerated path to positive cash flow, which is one of the key factors contributing to the goodwill recorded as a result of this acquistion.

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP. The aggregate preliminary purchase price was approximately $471.3 million, including the cash paid to ESP stockholders of $325.0 million, the fair value of 9,853,770 shares of PDL’s common stock issued to ESP stockholders totaling approximately $140.9 million, and estimated direct transaction costs of approximately $5.4 million. The value assigned to our common stock issued to ESP shareholders was based on the average closing market price of our common stock a few days before and after the “measurement date.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the measurement date was the date on which the number of shares issuable to ESP became fixed at 9,835,770 (March 4, 2005). The ESP acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141, “Business Combinations.” The results of operations of ESP from March 24, 2005 have been included in our first quarter condensed consolidated financial statements.

Of the 9,853,770 shares of PDL common stock issued to ESP shareholders, 2,523,588 shares will remain in an escrow account for a period of between six months and one year from the date of the close of the acquisition, pursuant to the terms of the Amended and Restated Agreement and Plan of Merger. We expect to issue all shares to the former ESP shareholders at the end of this contingency period, and as such, we have included the value for all shares issued in the purchase price of ESP.

As part of the purchase and included in the $325 million paid to ESP shareholders, ESP had established a workforce reduction plan and as of the acquisition date, approximately $7.4 million of employee termination costs had been recorded as a severance liability to be paid out over a period of approximately 1 year. ESP shareholders were obligated to pay such termination costs from the acquisition proceeds of $325 million. At March 31, 2005, approximately $1.0 million of these ESP termination costs remained as a liability.

The net book value of acquired assets and liabilities, which approximated fair value as of March 23, 2005, was as follows:

Assets:
Cash and cash equivalents	$2,442
Inventories	4,612
Other current assets	1,904
Fixed assets	808
Total assets	$9,766

Liabilities:
Accounts payable	$1,836
Accrued compensation	1,803
Accrued royalties	5,432
Accrued sales rebates	4,817
Other current liabilities	10,518
Total liabilities	$24,406

Net book value of acquired assets and liabilities	$(14,640)

Based in part upon an independent third-party valuation of the intangible assets acquired, we have allocated the total purchase price on March 23, 2005 as follows (in thousands):

Net liabilities	$(14,640)
Goodwill	67,359
Intangible assets	339,200
Acquired in-process research and development	79,417
$471,336

The $339.2 million value assigned to the intangible assets relates to product rights for the six products sold by ESP, and this value will be amortized over periods between 4 and 12 years, or a weighted-average period of approximately 10.0 years, the estimated useful lives of these assets.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Status of Development	Value
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for hepatorenal syndrome (HRS)	Our third-party licensor, Orphan Therapeutics holds the IND and is conducting a Phase III trial in patients with type I HRS in the United States and Europe	23,765
Ularitide	A synthetic form of the natriuretic peptide for the treatment of decompensated congestive heart failure	Our third-party licensor, CardioPep, has conducted SIRIUS II, a double-blind, placebo-controlled Phase II study	55,652
			$79,417

The nature of the remaining efforts for completion of ESP’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 14%. This discount rate is a significant assumption and is based on our estimated weighted-average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the in-process research and development, the assumed commercialization dates for these potential products ranged from 2006 to 2009.

Pro Forma Results

The unaudited pro forma results of operations for the quarters ended March 31, 2005 and 2004 for PDL are set forth below (in thousands, except per share amounts). This presentation assumes that the ESP acquisition had been consummated as of the beginning of each period presented. The net loss includes, on a pre-tax basis, $79.4 million for the write-off of acquired in-process research and development costs and $9.2 million for the amortization of intangible assets for each period presented.

	Three Months Ended March 31,
	2005	2004
Revenue	$59,103	$54,162
Net loss	98,873	93,886
Basic and diluted net loss per share	$0.96	$0.93

The unaudited pro forma information is not indicative of the results that actually would have occurred had the above-noted acquisition been consummated on January 1, 2004 or 2005 or of results that may occur in the future.

7. Retavase® Acquisition

On March 23, 2005, ESP completed its acquisition of rights to manufacture, develop, market and distribute Retavase in the United States and Canada. The aggregate purchase price was approximately $110.0 million, the cash paid to Centocor. As we did not acquire any employees, and therefore the acquisition lacked the necessary inputs, processes and outputs to constitute a business, we have accounted for the Retavase acquisition as an acquisition of assets rather than as a business combination in accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” There were no Retavase product sales included in our results of operations during the first quarter of 2005, as the launch of the product occurred during April 2005.

The following table summarizes the purchase price allocation of the Retavase assets on March 23, 2005 (in thousands):

Tangible assets	$16,500
Intangible assets	93,500
$110,000

The $93.5 million value assigned to the intangible assets will be amortized over periods between 3 and 8 years, or a weighted-average period of 7.9 years, the estimated useful lives of these assets.

8. Convertible Debt

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

9. Restructuring Charges

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials, in June 2004 management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represented less than 2% of the Company’s total workforce at the time of the reduction, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, in 2004 we incurred charges of approximately $305,000, including adjustments in the fourth quarter of 2004 related to the extension of a sublease of the facilities, included in research and development expense in the Consolidated Statement of Operations. The restructuring charge included approximately $164,000 of severance-related amounts, $119,000 of committed cost for our New Jersey leased facility, primarily related to rent expenses for the remaining term of the lease, and $22,000 related to the net book value of assets that we abandoned. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005, partially offset by expected proceeds from a short-term sublease entered into during October 2004. The workforce reductions were completed by June 30, 2004. We expect to pay the balance of the accrued facility-related costs of approximately $37,000 at March 31, 2005 through October 2005.

10. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents. During the quarters ended March 31, 2005 and 2004, we recognized net periodic benefit cost of approximately $71,000 and $62,000, respectively. This expense includes service cost, interest cost, and amortization of prior service cost.

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

OVERVIEW

We are a fully-integrated biopharmaceutical company focused on the development and commercialization of novel therapies for treatment of inflammation and autoimmune diseases, acute cardiac conditions and cancer. As a leader in the development of humanized antibodies, PDL has licensed its patents to numerous pharmaceutical and biotechnology companies, some of which are now paying royalties on net sales of licensed products. During the quarter ended March 31, 2005, we received royalties on eight marketed products, with approximately 87% of our royalty revenues derived from the Herceptin® and Avastin™ antibody products marketed by Genentech and the Synagis antibody product marketed by MedImmune.

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma Holding Company, Inc. (ESP), a privately held, hospital-focused pharmaceutical company. The aggregate preliminary purchase price was approximately $471.3 million, including the cash paid to ESP stockholders of $325.0 million, the fair value of 9,853,770 shares of PDL’s common stock issued to ESP stockholders totaling approximately $140.9 million, and estimated direct transaction costs of approximately $5.4 million. The ESP acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141, “Business Combinations.” The results of operations of ESP from March 23, 2005 have been included in our first quarter consolidated condensed financial statements.

Also on March 23, 2005, ESP completed its acquisition of rights to manufacture, develop, market and distribute Retavase® in the United States and Canada. The aggregate purchase price was approximately $110.5 million, including the cash paid to Centocor of $110.0 million and estimated direct transaction costs of approximately $0.5 million.

By adding marketed products and sales and distribution capabilities to our antibody development and humanization technology platform, the ESP acquisition is intended to establish PDL as a fully integrated, commercial, biopharmaceutical company with novel marketed products, a growing and diverse revenue base and a broad, proprietary pipeline. We believe that we will achieve positive cash flow from operations on a quarterly basis beginning in the second half of 2006 based upon revenues consisting of royalties, license and other income and product sales.

In order to partially fund the acquisition of ESP, in February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (the 2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the 2005 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of March 31, 2005, we had an accumulated deficit of approximately $357.4 million. Our expenses will continue to increase over the next several years because of the extensive resource commitments required to identify and develop antibody candidates to achieve regulatory approval, to market and sell products and to develop potential products. Also, over the next several years we expect to incur substantial additional expenses as we continue to invest in research and improve and expand our development and manufacturing capabilities.

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

The integration of the product rights, technologies, operations and personnel of PDL and ESP will be a complex, time consuming and expensive process and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP into our organization could have a material adverse effect on our operating results after the merger and could result in our not achieving the anticipated benefits of the merger.

In order to reach our goal to be cash flow positive on a quarterly basis beginning in the second half of 2006, we will have to continue to increase sales from historical levels for Cardene IV, Retavase and IV Busulfex. Accordingly, we will need to effectively transition existing relationships with distributors, third-party vendors, manufacturers and customers of ESP. Although we plan to retain the hospital-focused sales force and related sales infrastructure, we have never sold, marketed or distributed products, and we may not be able to successfully integrate such capabilities from ESP necessary to continue to successfully promote the ESP products. In addition, the markets for Cardene IV and Retavase are highly competitive, and we will be marketing against pharmaceutical, biopharmaceutical and specialty pharmaceutical companies with substantially greater revenues and experience in marketing products than we have.

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

In addition, as of March 31, 2005 we have approximately $500 million in convertible notes outstanding, approximately $250 million of which are callable in each of 2008 and 2010. In order to be able to service our debt in the future, we will need to generate positive cash flows from our operations or obtain other financing.

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

Revenue Recognition

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies. In addition, as a result of the acquisition of ESP, we recognize revenues from product sales, net of estimated allowances for cash discounts, product returns and rebates.

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, as we did not establish fair value for all undelivered elements of the Roche Collaboration Agreement, including milestones and the reimbursement of research and development expenses, we are recognizing the $17.5 million upfront license fee that we received from Roche over the term of the Collaboration Agreement as services are provided.

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

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates experienced by ESP and expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns experienced by ESP. This includes monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us through our U.S. wholesaler inventory management agreements to assist us in monitoring channel inventory levels, the purchase of third-party data to monitor prescriptions as well as, for new products, a review of our other long shelf life products we have sold through the same or similar channels. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers experienced by ESP and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

The valuation in connection with the initial purchase and the ongoing evaluation for impairment of goodwill and other intangible assets requires significant management estimates and judgment. The value ascribed to each asset requires management estimates and judgment as to expectations for various products and business strategies. For example, we estimate future probability-adjusted cash flows and certain discount rates as well as assumed commercialization dates for future potential products. These estimations affect the allocation between charges to acquired in-process research and development and capitalization of intangible assets. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for intangible assets.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

Revenues

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Product sales, net	$948	$—	—%
Royalties	33,164	22,010	50%
License and other	4,703	5,618	(16)%
Total revenues	$38,815	$27,628	40%

Product sales, net

Product sales recognized for the period March 24 through March 31, 2005 were from six products obtained through the acquisition of ESP. The majority of product sales relate to Cardene IV and IV Busulfex for the period from March 24, 2005 to March 31, 2005.

Royalties

Royalty revenues increased during the first quarter of 2005 compared to the first quarter of 2004 due primarily to royalties recognized on sales of Genentech’s Avastin product which was launched in the first quarter of 2004. Royalty payments from sales of Genentech’s products accounted for 55% of total royalty revenues in the first quarter of 2005, up from 36% in the comparable period of 2004, while sales of MedImmune’s product accounted for 39% of total royalty revenues, down from 53% in the first quarter of 2004.

In addition, the increase in royalty revenues is attributable to higher reported product sales for most products in our royalty portfolio during the first quarter of 2005 as compared to the first quarter of 2004. The largest portion of this increase relates to Genentech’s Herceptin and Avastin, and MedImmune’s Synagis humanized antibody products. Royalty payments from sales of Herceptin, Avastin and Synagis accounted for 31%, 17% and 39% of our royalty revenues for the three months ended March 31, 2005 as compared to 33%, 0% and 53% in the comparable period in 2004, respectively.

We expect that royalty revenues will continue to increase as sales of these products continue to increase. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized during the first quarter of 2005 and 2004 primarily consisted of upfront licensing and patent rights fees and license maintenance fees. Also included in license and other revenues for the first quarter of 2005 is revenue recognized under our asthma collaboration with Roche, which we entered into in September 2004.

License and other revenues decreased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to the recognition in the first quarter of 2004 of an upfront license fee from Genentech for its Avastin antibody product following approval by the U.S. Food and Drug Administration and an upfront license fee of $3.0 million, in connection with certain agreements signed with Seattle Genetics, Inc., with no such revenue during theh 2005 period. Offsetting these decreases when compared to the first quarter of 2004 was revenue recognized under our asthma collaboration with Roche during the first quarter of 2005 of approximately $3.5 million.

Costs and Expenses

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Cost of product sales	$1,137	$—	—%
Research and development	35,261	33,029	6%
Selling, general and administrative	7,666	8,068	(4)%
Acquired in-process research and development	79,417	—	—%
Total costs and expenses	$123,481	$41,097	200%

Cost of Product Sales

Cost of product sales includes the costs to purchase inventory for our product sales and the amortization of intangible assets related to product rights obtained in connection with our acquistion of ESP. We expect the amortization expense for such intangible assets to be approximately $12 million on a quarterly basis during the remainder of 2005.

Research and Development

Research and development costs include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility costs. The increase in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase in research and development personnel headcount of approximately 83 employees from March 31, 2004 to March 31, 2005 and associated costs of approximately $5.2 million, an increase in direct clinical trial expenses of $0.6 million due to the start of three new clinical trials, and an increase in facility-related costs of $1.2 million, partially offset by a decrease of approximately $1.0 million of contract manufacturing services due to the timing of lot runs. We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

		Phase of		Estimated Completion of	Research and Development Expenses for the three months ended March 31,
Product	Principal Indication	Development	Collaborator	Phase	2005	2004

Current Product Candidates
Daclizumab					$7,402	$6,323
	Asthma	Phase II	Roche	Completed
	Multiple Sclerosis(1)	Phase II	—	2007

HuZAF	Crohn’s disease	Phase II	—	2005	859	3,497

Nuvion	Severe steroid-refractory ulcerative colitis	Phase I/II	—	2005	6,731	4,602

M200	Solid tumors	Phase II	—	2006	3,826	5,297

Other (2)			—		16,443	13,310
	Total Research and Development Expenses				$ 35,261	$ 33,029

(1)   Enrollment to begin in the second quarter of 2005.

(2)   No single potential clinical product included in “other” constitutes more than 5% of the total research and development expenses for the period presented.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as 7 to 10 years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the sections of our Risk Factors entitled “Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we can not accurately predict the timing and level of such expenses,” “If we cannot successfully complete our clinical trials, we will be unable to obtain regulatory approvals required to market our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products.”

Selling, General and Administrative Expenses

Selling, general and administrative costs include costs of personnel, professional services, consulting and other expenses related to selling efforts for our product sales, our administrative functions and an allocation of facility costs. Selling, general and administrative expenses for the three months ended March 31, 2005 decreased slightly from the comparable period in 2004 primarily due to decreased outside services expenses of $0.3 million and lower facility-related costs of $0.6 million, partially offset by higher legal costs related to our intellectual property, licensing and other matters of $0.1 million.

Acquired In-Process Research and Development

In connection with the March 2005 acquisition of ESP, we recorded charges for acquired in-process research and development of $79.4 million due to ESP’s incomplete research and development programs that had not yet reached technological feasibility as of March 23, 2005 and had no alternative future use as of that date. A summary and the status of these programs at the end of the first quarter of 2005 follows:

Program	Description	Status of Development	Value Assigned
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for hepatorenal syndrome (HRS)	Our third-party licensor, Orphan Therapeutics, holds the IND and is conducting a Phase III trial in patients with type I HRS in the United States and Europe	$23,765

Ularitide	A synthetic form of the natriuretic peptide for the treatment of decompensated congestive heart failure	Our third-party licensor, CardioPep, has conducted SIRIUS II, a double-blind, placebo-controlled Phase II study	$55,652
			$79,417

The nature of the remaining efforts for completion of ESP’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 14%. This discount rate is a significant assumption and is based on our estimated weighted-average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the in-process research and development, the assumed commercialization dates for these potential products ranged from 2006 to 2009.

In connection with the April 2003 acquisition of Eos, we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date. There have been no significant changes to the acquired in-process research and development projects as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

In addition, in 2003 we recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell Zenapax® (daclizumab) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis. There have been no significant changes to the acquired in-process research and development daclizumab projects as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Interest and Other Income and Interest Expense

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Interest and other income, net	$2,935	$2,284	28%
Interest expense	(2,142)	(1,385)	54%

Interest and Other Income, Net

Interest income for the three months ended March 31, 2005 increased from the comparable period in 2004 primarily as a result of higher invested balances prior to the closing of the ESP and Retavase acquisitions in late March 2005.

Interest Expense

Interest expense for the three months ended March 31, 2005 increased from the comparable period in 2004 primarily due to both our 2.00%, $250 million Convertible Senior Notes and our 2.75%, $250 million Convertible Subordinated Notes being outstanding during the first quarter of 2005, compared to only our 2.75%, $250 million Convertible Subordinated Notes being outstanding in the first quarter of 2004.

Income Taxes

We have recorded a tax provision of approximately $22,000 for the three months ended March 31, 2005, compared to $48,000 for the comparable period in 2004. Taxes during both periods primarily related to income earned in our foreign operations and foreign withholding tax in connection with a license maintenance fee.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital.  At March 31, 2005, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $184 million, compared to $397.1 million at December 31, 2004.

Net cash used in operating activities for the three months ended March 31, 2005 was approximately $8.6 million, compared to net cash used in operating activities of $6.1 million in the comparable 2004 period.  The change from the 2004 period was primarily due to higher research and development expenses in the 2005 period as compared to the 2004 period, which was primarily the result of higher spending to support our ongoing preclinical and clinical efforts, including an approximate 15% increase in research and development personnel from March 31, 2004 to March 31, 2005.

Net cash used in investing activities was $311.4 million for the three months ended March 31, 2005, compared to net cash provided by investing activities of $20.8 million in the comparable period in 2004.  The change from the 2004 period was primarily the result of approximately $432.6 million in cash payments (net of cash received) related to the ESP and Retavase acquisitions in March 2005 and the timing of the maturities of our marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2005 was $243.7 million compared to $2.1 million in the comparable period in 2004.  In February 2005, we issued our 2.00%, $250 million Convertible Senior Notes. In both periods, other financing activities related to the exercise of employee stock options offset by payments on our long-term debt obligations.

We estimate that our existing capital resources, including the cash proceeds from the 2005 Notes, will be sufficient to fund our current and future level of operations. Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products by third-party licensees, including Synagis, Herceptin, Xolair, Raptiva, Zenapax, Mylotarg, and Avastin; product sales from products acquired in our acquisition of ESP; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to PDL existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of March 31, 2005 are as follows:

	Payments due by period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS(1)
Operating leases	$3,281	$4,749	$1,083	$294	$9,407
Long-term debt	1,447	2,343	2,278	5,220	11,288
Convertible debentures	11,875	23,750	263,438	257,500	556,563
Construction contracts	11,141	1,660	—	—	12,801
Contract manufacturing and other	5,048	—	—	—	5,048

Total contractual obligations	$32,792	$32,502	$266,799	$263,014	$595,107

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

RISK FACTORS

You should carefully consider and evaluate all of the information included and incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factors listed below.  Any of these risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.  Additional risks not currently known to us also may harm our business.

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

In general, our expenses have exceeded revenues. As of March 31, 2005, we had an accumulated deficit of approximately $357.4 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may never achieve sustained profitable operations. The amount of net losses and the time required to reach sustained profitability are highly uncertain.

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

At March 31, 2005, we had approximately $508.1 million of outstanding debt, including without limitation approximately $250 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes).  In addition to the 2005 Notes, approximately $250 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

If we are unable to develop new products, our ability to grow may depend on our success in acquiring or licensing new products and integrating them successfully.

If we are unable to develop new products, we may depend on acquisitions of rights to products from others as our primary source of new products.  Risks in acquiring new products include the following:

•                  we may not be able to locate new products that we find attractive and complementary to our business;

•                  the price to acquire or obtain a license for these products may be too costly to justify the acquisition; or

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

The “fast track” designation for development of any of our products may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product will receive regulatory approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis and our partner Orphan Therapeutics has received fast track designation from the FDA for Terlipressin for Hepato-Renal Syndrome, Type 1, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion will receive regulatory approval for the treatment of intravenous steroid-refractory ulcerative colitis.

Our clinical trial strategy may increase the risk of clinical trial difficulties.

Research, preclinical testing and clinical trials may take many years to complete, and the time required can vary depending on the indication being pursued and the nature of the product. We may at times elect to use clinical strategies that seek to advance potential products through clinical development as rapidly as possible. For example, our recent projection for regulatory approval of Nuvion in the United States in 2007 depended upon regulatory approval to initiate Phase II/III studies in 2005. We are in the process of revising that original timeline to reflect recent discussions with the FDA.  We anticipate that only some of our potential products may show safety and efficacy in clinical trials and some may encounter difficulties or delays during clinical development.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies that are marketed by the licensees or others.  In February 2005, Biogen Idec, Inc. and Elan Corp. announced that they had voluntarily suspended supplying, marketing and the sale of Tysabri, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents.  Financial analyst and investor expectations, as well as our own financial plans beginning in 2005, included potential royalties from the sale of Tysabri.  There can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri.

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

With respect to our M200 antibody product, ICOS Corporation (ICOS) has manufactured all of the drug material contemplated for use in our current Phase II clinical studies. We plan to assume responsibility for manufacturing M200 for use in Phase III clinical studies and commercial supply, if required. We will need to show that the M200 drug material we produce will be sufficiently similar to the ICOS-produced drug material to use in future clinical studies in order to avoid delays in development or regulatory approval for this antibody product.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission (FTC) and the Department of Health and Human Services (HHS) may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, there may be a similar risk with respect to all products currently developed and marketed by ESP Pharma, including Cardene IV®,  IV Busulfex®, and Retavase®.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2004 to March 31, 2005, our common stock closed as high as $27.14 per share and as low as $13.85 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

Future changes in financial accounting standards, including changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  For example, the FASB recently enacted SFAS 123R, which will require us to adopt a different method of determining the compensation expense of our employee stock options.  SFAS 123R will have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our annual report on Form 10-K for the year ended December 31, 2004, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess the effectiveness of our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal controls over financial reporting.  This process has resulted, and may continue to result, in increased expenses and the devotion of significant management resources.  If we cannot continue to favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

We may not have the ability to raise the funds to repurchase the 2003 Notes on the repurchase date or to finance any repurchase offer required by the indenture.

In August 2010, August 2013 and August 2018, respectively, holders of the 2003 Notes may require us to repurchase all or a portion of their 2003 Notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For 2003 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of 2003 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the 2003 Notes may require us to repurchase all or a portion of the holder’s 2003 Notes. We cannot assure you that there will be sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of 2003 Notes or make our repurchase of 2003 Notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the 2003 Notes, we could seek the consent of the lender to purchase the 2003 Notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not repurchase the 2003 Notes. Our failure to repurchase tendered 2003 Notes would constitute an event of default under the indenture for the 2003 Notes, which might also constitute a default under the terms of our other debt, including the 2005 Notes. In such circumstances, our financial condition and the value of our securities could be materially harmed.

We may not have sufficient cash to purchase the 2005 Notes, if required, upon a fundamental change.

Holders of the 2005 Notes may require us to purchase all or any portion of their 2005 Notes upon a fundamental change, which generally is defined as the occurrence of any of the following: (1) our common stock is not traded on a national securities exchange or listed on The Nasdaq National Market; (2) any person acquires more than 50% of the total voting power of all shares of our capital stock; (3) certain mergers, consolidations, sales or transfers involving us occur; or (4) our board of directors does not consist of continuing directors. In certain situations, holders of the 2005 Notes will not have a repurchase right even if a fundamental change has occurred.  In addition, we may not have sufficient cash funds to repurchase the 2005 Notes upon such a fundamental change. Although there are currently no restrictions on our ability to pay the purchase price, future debt agreements may prohibit us from repaying the purchase price. If we are prohibited from repurchasing the 2005 Notes, we could seek consent from our lenders at the time to repurchase the 2005 Notes. If we are unable to obtain their consent, we could attempt to refinance their debt. If we were unable to obtain a consent or refinance the debt, we would be prohibited from repurchasing the 2005 Notes upon a fundamental change. If we were unable to purchase the 2005 Notes upon a fundamental change, it would result in an event of default under the indenture. An event of default under the indenture could result in a further event of default under our other then-existing debt. In addition, the occurrence of the fundamental change may be an event of default under our other debt, which could have a significant adverse affect on our financial condition.

If any or all of our outstanding 2003 Notes or 2005 Notes are converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

Our 2003 Notes and 2005 Notes are convertible, at the option of the holder, into shares of our common stock at varying conversion prices. We have reserved shares of our authorized common stock for issuance upon conversion of our 2003 Notes and the 2005 Notes. If any or all of our 2003 Notes or the 2005 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of our 2003 Notes or 2005 Notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the 2003 Notes or 2005 Notes, respectively, then outstanding. Any such payment would have a material adverse effect on our cash position.

RISKS RELATED TO THE ACQUISITION OF ESP PHARMA

The following risks may arise as a result of the completion of our acquisition of ESP Pharma.

PDL and ESP Pharma may not successfully integrate their businesses and may not realize the anticipated benefits of the merger.

In March 2005, we completed our acquisition of ESP Pharma, a privately-owned company. Achieving the benefits of the merger will depend in substantial part on the successful integration of the two companies’ technologies, operations and personnel. Prior to the merger, PDL and ESP Pharma operated independently, each with its own operations, corporate culture, locations, employees and systems. PDL and ESP Pharma now have to operate as a combined organization and begin utilizing common business, information and communication systems, operating procedures, financial controls and human resource practices, including benefits, training and professional development programs. PDL and ESP Pharma will face significant challenges in integrating their organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

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

•                  integrating and documenting processes and controls in conformance with the requirements of the Sarbanes-Oxley Act of 2002; and

•                  operating the combined company at multiple sites in the United States.

Any one or all of these factors, many of which are outside our control, may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose distributors, suppliers, manufacturers and employees.  Achieving anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on successful integration of the two companies.

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

The issuance of shares of PDL common stock in the merger substantially reduces the percentage interests of holders of PDL common stock and securities convertible into PDL common stock, and the registered sale of these shares could decrease the market value of our common stock.

Upon completion of the merger, the shares of ESP Pharma preferred stock, common stock and options therefor converted into the right to receive up to $325 million in cash and 9,853,770 shares of PDL common stock. Based on this number of PDL shares issued in the acquisition of ESP Pharma, former ESP Pharma stockholders owned approximately 9% of the combined company’s outstanding common stock at the time of the completion of the merger. We have granted registration rights covering the PDL shares  issued in the acquisition of ESP Pharma, and we have registered such shares, which has resulted in the registered sale of, and could result in the further registered sale of, a substantial number of shares of our common stock and which could lead to a decrease in the market price of our common stock. The issuance of these shares in connection with the merger also caused a significant reduction in the relative percentage interests in earnings, voting power, liquidation value and book and market value of all holders of common stock and securities convertible into common stock, including without limitation the 2003 Notes, the 2005 Notes and the PDL common stock issuable thereunder.

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

We intend to continue to market and sell aggressively the products acquired as part of the ESP Pharma merger, including in particular Cardene IV, Retavase and IV Busulfex. In order to successfully achieve the planned results from the merger, we will need to transition existing relationships with distributors, third party vendors, manufacturers and customers of ESP Pharma. Although we plan to retain most of the hospital-focused sales force and related sales infrastructure, we have never sold, marketed or distributed products, and we may not be able to successfully integrate such capabilities from ESP Pharma necessary to continue to successfully promote the ESP Pharma products.

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

We cannot assure you that our customers will continue their current buying patterns; our customers may delay or defer purchasing decisions in response to the merger. Any such delay or deferral in purchasing decisions by such customers could have a material adverse effect on the business or operating results of the combined company.

As a result of the merger, the combined company is a larger and more geographically diverse organization, and if the combined company’s management is unable to manage the combined organization efficiently, its operating results will suffer.

Following the merger, the combined company has approximately 800 full-time employees. As a result, the combined company faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger combined organization could have a material adverse effect on the operating results of the combined company and, as a result, on the market price of PDL’s common stock.

Charges to earnings resulting from the merger may adversely affect the market value of PDL’s common stock following the merger.

In accordance with U.S. generally accepted accounting principles, the combined company will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of PDL’s common stock. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development has been expensed by the combined company in the first quarter of 2005. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of goodwill. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations.

PDL incurred significant costs associated with the merger which could adversely affect future liquidity and operating results.

PDL estimates that it incurred transaction costs of approximately $5.3 million associated with the merger, which will be included as a part of the total purchase costs for accounting purposes. These amounts are estimates and could increase. In addition, we believe that the combined entity may incur charges to operations, in amounts that are not currently reasonably estimable, in the quarter in which the merger is completed or in subsequent quarters, to reflect costs associated with integrating the two companies. The combined company may incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. These significant costs associated with the merger could adversely affect the future liquidity and operating results of the combined company.

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

Retavase is expected to account for a significant portion of our operating income and growth in cash flow from operations. Retavase is sold into the thrombolytic market that has recently been declining due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase™ and Activase from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we currently have available. While we believe our planned investment in additional sales and promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the anti-thrombolytic market will not decline significantly regardless of our efforts. In addition, the product is marketed on behalf of Centocor by Scios, Inc. (Scios), a Johnson & Johnson company. We will require the cooperation of Centocor and Scios to successfully transfer the product to us and there can be no assurance that our sales and marketing efforts will be implemented in a timely manner or that we will be successful in achieving our projected sales levels.

We are required to undertake the complex manufacturing of Retavase through use of a number of third parties, and the transition may result in delays in obtaining regulatory approval or marketing for Retavase.

As part of the acquisition of Retavase, we are required to manufacture this product for sale and distribution no later than 2011. Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth Biotechnology and Roche. While ESP Pharma’s agreement to purchase the rights to Retavase includes the acquisition of approximately 24 months of inventory, the manufacturing of this product for use as therapeutics in compliance with regulatory requirements will be complex, time-consuming and expensive. The eventual transfer of manufacturing could result in delays in regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

ESP Pharma relies on third-party suppliers to provide for each of the products for sale. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

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

The acquisition of ESP Pharma and certain rights to Retavase required cash payments of approximately $435 million. While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of PDL’s and ESP Pharma’s product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

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

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for PDL’s and ESP Pharma’s products. Potential competitors of PDL and ESP Pharma in the U.S. and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. For example, we are aware that The Medicines Company has a product currently in Phase III development, Clevelox™, which is an intravenous, short-acting calcium channel antagonist being developed in late-stage clinical trials for the short-term control of high blood pressure in the hospital setting. While The Medicines Company has recently terminated its Phase III studies of Clevelox, there can be no assurance that the ongoing or future clinical studies will not show superior benefits than those obtained with Cardene IV, or that The Medicines Company’s sales and marketing efforts will not negatively impact Cardene IV.

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

For the year ended December 31, 2004, approximately 34% of the ESP Pharma net product sales resulted from the sale of the off-patent products Tenex®, Sectral®, Ismo® and Declomycin. These products have accounted for a majority of the cash flow from operations of ESP Pharma. If sales of Cardene IV do not perform as planned and we are unable to maintain the cash flow returns from these off-patent products, our ability to achieve positive cash flow from operations by 2007 could be delayed.

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

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2005 have not changed significantly from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

ITEM 4.                                  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2004.  No significant changes in the status of disclosed items have occurred since December 31, 2004.

ITEM 6.                                  EXHIBITS

2.1

Amended and Restated Agreement and Plan of Merger by and among the Company, Big Dog Bio, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and ESP Pharma Holding, dated as of March 22, 2005.  (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 filed March 25, 2005.)

2.2

Asset Purchase Agreement between Centocor, Inc., a Pennsylvania corporation, and ESP Pharma, Inc., a Delaware corporation and wholly owned subsidiary of ESP Pharma Holding Company, Inc., dated as of January 31, 2005. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed March 25, 2005.)  (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

3.1	Amended Certificate of Incorporation. (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002.)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K filed March 31, 2003.)

4.1

Indenture between the Company and J.P. Morgan Trust Company, National Association, a national banking association, dated July 14, 2003. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed September 11, 2003.)

4.2

Registration Rights Agreement for the Company’s 2.75% Convertible Subordinated Notes due 2023, between the Company and the Initial Purchasers dated July 14, 2003. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed September 11, 2003.)

4.3

Indenture between the Company and J.P. Morgan Trust Company, National Association, as trustee, dated as of February 14, 2005. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 14, 2005.)

4.4

Registration Rights Agreement between the Company and Goldman, Sachs & Co., Citigroup Global Markets Inc. and UBS Securities LLC dated as of February 14, 2005.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 14, 2005.)

10.1

Sublicense and Supply Agreement between Syntex (U.S.A.) LLC and American Home Products Corporation dated September 1, 1993, re: Nicardipine IV and related letter assigning such agreement to ESP Pharma, Inc. dated October 30, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion).

10.2

Letter dated September 5, 2003 between Roche Palo Alto LLC and ESP Pharma, Inc., amending Sublicense and Supply Agreement (with certain confidential portions deleted and marked by notation indicating such deletion).

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

Dated: May 9, 2005

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)