Form 10-Q
period 2005-09-30
PROTEIN DESIGN LABS INC/DE
filed 2005-11-08
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005 there were 112,836,807 shares of the Registrant’s Common Stock outstanding.

PROTEIN DESIGN LABS, INC.

Protein Design Labs, the PDL logo and Nuvion® are registered trademarks of Protein Design Labs, Inc. HuZAFTM and ZamylTM are trademarks of Protein Design Labs, Inc. Zenapax® is a registered trademark of Hoffmann-La Roche, Inc. Cardene® is a registered trademark of Roche Holding Inc. Ismo® is a registered trademark of Roche Diagnostics GMBH. Sectral® is a registered trademark of Aventis Pharma S.A. Declomycin® is a registered trademark of Wyeth Holdings Corporation. Busulfex® and Tenex® are registered trademarks of ESP Pharma, Inc. Retavase® is a registered trademark, owned by ESP Pharma, Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product Sales	$43,144	$—	$79,437	$—
Royalties	26,003	17,131	96,695	63,872
License and other	7,536	2,653	17,127	9,323
Total revenues	76,683	19,784	193,259	73,195

Costs and expenses:
Cost of product sales	22,209	—	43,481	—
Research and development	49,480	27,326	125,080	92,364
Selling, general and administrative	26,795	7,664	54,267	23,182
Asset impairment charge	15,225	—	15,225	—
Acquired in-process research and development	—	—	79,417	—
Total costs and expenses	113,709	34,990	317,470	115,546
Operating loss	(37,026)	(15,206)	(124,211)	(42,351)

Interest and other income, net	2,027	2,822	6,835	7,689
Interest expense	(2,671)	(1,193)	(7,522)	(3,929)
Loss before income taxes	(37,670)	(13,577)	(124,898)	(38,591)
Provision for income taxes	1,680	12	1,767	68

Net loss	$(39,350)	$(13,589)	$(126,665)	$(38,659)

Net loss per basic and diluted share	$(0.37)	$(0.14)	$(1.24)	$(0.41)

Shares used in computation of net loss per basic and diluted share:	105,272	95,196	101,910	94,771

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$181,766	$91,395
Marketable securities, including $6.8 million and $6.9 million of restricted investments at September 30, 2005 and December 31, 2004, respectively	150,912	298,969
Accounts receivable, net of allowances of $6.4 million	17,906	—
Inventories	18,688	—
Deferred tax assets	10,100	—
Prepaid expenses and other current assets	10,677	9,750
Total current assets	390,049	400,114
Land, property and equipment, net	261,698	238,077
Goodwill	57,520	—
Other intangible assets, net	424,104	31,309
Restricted investments	—	6,716
Other assets	13,606	7,516
Convertible note receivable	30,000	30,000
Total assets	$1,176,977	$713,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,000	$4,921
Accrued compensation	14,801	6,977
Accrued clinical trial costs	4,021	1,324
Accrued interest	1,485	2,593
Royalties payable	2,830	—
Income taxes payable	3,020	—
Other accrued liabilities	23,089	9,327
Deferred revenue	56,675	17,389
Current portion of long-term obligations	697	923
Total current liabilities	117,618	43,454
Convertible subordinated notes	499,998	249,998
Notes payable	—	7,469
Other long-term debt	7,387	301
Total liabilities	625,003	301,222
Commitments
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 112,646 and 95,857 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,125	959
Additional paid-in capital	955,319	686,302
Deferred stock-based compensation	(2,122)	—
Accumulated deficit	(400,197)	(273,532)
Accumulated other comprehensive loss	(2,151)	(1,219)
Total stockholders’ equity	551,974	412,510
Total liabilities and stockholders’ equity	$1,176,977	$713,732

See accompanying notes.

PROTEIN DESIGN LABS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(126,665)	$(38,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment charge	15,225	—
Acquired in-process research and development	79,417	—
Adjustment to goodwill related to ESP Pharma acquisition	9,839	—
Depreciation and amortization	11,214	8,613
Amortization of convertible notes offering costs	1,620	905
Stock-based compensation expense	510	878
Amortization of intangible assets	26,506	1,839
Stock option income tax benefit	300	—
Loss on disposal of fixed assets	—	515
Non-cash license and other revenue	—	(4,000)
Non-cash in-licensing research and development expenses	—	3,000
Changes in assets and liabilities:
Inventories	48	—
Accounts receivable, net	(26,231)	—
Interest receivable	(157)	(844)
Deferred tax assets	(10,100)
Prepaid expenses and other current assets	977	5,982
Other assets	459	(657)
Accounts payable	4,243	868
Accrued liabilities	2,727	(7,079)
Deferred revenue	39,286	17,099
Total adjustments	155,883	27,119
Net cash provided by (used in) operating activities	29,218	(11,540)

Cash flows from investing activities:
Purchases of marketable securities	—	(312,228)
Maturities of marketable securities	147,060	172,849
Maturities of restricted investments	6,876	7,313
Cash paid for ESP Pharma acquisition	(325,000)	—
Cash obtained from ESP Pharma	2,442	—
Cash paid for Retavase acquisition	(110,000)	—
Purchases of property and equipment	(32,564)	(80,693)
Net cash used in investing activities	(311,186)	(212,759)

Cash flows from financing activities:
Proceeds from issuance of capital stock	131,117	14,453
Proceeds from issuance of convertible notes	241,831	—
Payments on other long-term obligations	(609)	(1,022)
Net cash provided by financing activities	372,339	13,431
Net increase (decrease) in cash and cash equivalents	90,371	(210,868)
Cash and cash equivalents at beginning of period	91,395	341,768
Cash and cash equivalents at end of period	$181,766	$130,900

See accompanying notes.

PROTEIN DESIGN LABS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

Protein Design Labs, Inc. (we, us, our, PDL or the Company) is a biopharmaceutical company focused on the research, development and commercialization of novel therapies for treatment of inflammation and autoimmune diseases, acute cardiac conditions and cancer. PDL markets several biopharmaceutical products in the United States through its hospital sales force and wholly-owned subsidiary, ESP Pharma, Inc. As a leader in the development of humanized antibodies, PDL has licensed its patents to numerous pharmaceutical and biotechnology companies, some of which are now paying royalties on net sales of licensed products.

On June 8, 2005, our stockholders approved a change in the name of the Company to PDL BioPharma, Inc. We anticipate that this name change will become effective in January 2006.

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The Consolidated Condensed Balance Sheet as of December 31, 2004 is derived from our audited consolidated financial statements as of that date.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated condensed financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis® marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees (see Royalties section below). In addition, as a result of the closing of our acquisition of ESP Pharma Holding Company, Inc. (ESP Pharma) on March 23, 2005, the results of operations of ESP Pharma from March 24, 2005 are included in our consolidated condensed financial statements (see Note 6).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in, first-out method. If the inventory costs exceed the market value, reserves are recorded currently for the difference between the cost and the market value. These reserves are determined based on management’s estimates. Inventories consist of finished goods, work-in-process and raw materials (including active pharmaceutical ingredients). As a result of the ESP Pharma and Retavase®

acquisitions (see Notes 6 and 7), we acquired and recorded inventories at then fair market value, which approximated the original cost of the inventory purchased from third-party manufacturers.

Revenue Recognition

We currently recognize revenues resulting from product sales, from licensing and use of our technology, from reimbursement of development costs and from services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Royalty, licensing and other revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production.

If we determine that separate elements exist in a revenue arrangement under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), we recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete, when payment is reasonably assured and, to the extent the milestone amount relates to our performance obligation, when our customer confirms that we have met the requirements under the terms of the agreement.

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances and accruals are established for estimated discounts, sales returns, doubtful accounts, chargebacks and rebates.

Accounts Receivable, Sales Allowances and Rebate Accruals

Accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, government chargebacks, rebates and sales returns. When we estimate cash discounts, government chargebacks and sales returns we consider contractual terms, historical trends experienced by ESP Pharma and the previous owner of the products, and expectations regarding the utilization rates for these programs. These amounts are recorded as an offset to product sales in the same period the related revenue is recognized. In determining allowances for product returns, chargebacks and rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales. Our estimates are based on the historical chargeback data we receive from wholesalers and the applicable customer chargeback rates, returns and rebate thresholds we have from Wyeth and Centocor, Inc. (Centocor) with respect to Cardene IV and Retavase, respectively. Allowances for chargebacks, returns and rebate accruals require substantial judgment. Actual results may differ from our estimates and could impact our earnings in any period in which an adjustment is made, based on actual results.

Since our acquisition of ESP Pharma, we have adjusted our allowances for product returns, chargebacks and rebates based on more recent experience rates, and we will likely be required to make adjustments to these allowances in the future as we market and promote these products for ourselves. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.

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

Reimbursement of Development Costs

Reimbursement of development costs from our collaborators is recognized as revenue as the related costs are incurred. In certain instances, our collaboration agreements involve a combination of upfront fees, milestones and development costs where we are not able to establish fair value of all of the undelivered elements. We recognize these upfront fees, milestones and reimbursements of development costs as the services are performed and out-of-pocket costs are incurred.

Advertising and Promotion

The Company engages in promotional activities, which typically take the form of industry publications, journal ads, exhibits, speaker programs, and other forms of media. In accordance with procedures defined under Statement of Position 93-7, “Reporting on Advertising Costs,” advertising and promotion expenditures are expensed as incurred. Total advertising costs incurred during the three and nine months ended September 30, 2005 were $6.2 million and $9.9 million, respectively, and no such costs were incurred in 2004.

Stock-Based Compensation

As of September 30, 2005, we had six stock-based employee compensation plans. We account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our consolidated statements of operations with respect to the modification of certain employee stock option awards. During the quarter ended September 30, 2005, we recognized approximately $121,000 in stock-based compensation expense related to the issuance of restricted stock to certain employees, compared to $17,000 recognized in the corresponding quarter of 2004 related to the modification of certain employee stock option awards. The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to our stock-based employee compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net loss, as reported	$(39,350)	$(13,589)	$(126,665)	$(38,659)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	121	17	265	409
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(5,303)	(4,427)	(14,095)	(13,931)

Pro forma net loss	$(44,532)	$(17,999)	$(140,495)	$(51,181)

Basic and diluted net loss per share:
As reported	$(0.37)	$(0.14)	$(1.24)	$(0.41)
Pro forma	$(0.42)	$(0.19)	$(1.38)	$(0.54)

For the periods presented in the table above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Expected life, in years	3.5	2.2	3.1	2.4
Risk-free interest rate	3.9%	2.6%	3.7%	2.6%
Volatility	63%	61%	64%	64%
Dividend yield	—	—	—	—

In December 2004, the FASB issued Statement No. 123R “Share Based Payment,” (SFAS 123R) which revises SFAS No. 123 and requires all equity-based awards to employees to be recognized in the statement of operations based on their fair values. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Under the current regulations, as amended in April 2005, we will be required to adopt SFAS 123R on January 1, 2006.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.” Stock options granted to non-employees are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company. We recognized stock-based compensation expense related to stock options issued to non-employees of approximately $62,000 and $273,000 for the three months ended September 30, 2005 and 2004, respectively, and $245,000 and $442,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Sales of Cardene IV, IV Busulfex and Retavase accounted for 88% of total product sales in the third quarter of 2005, and 91% of total product sales in the first nine months of 2005. Sales of Cardene IV, IV Busulfex and Retavase accounted for 50% of total revenues in the third quarter of 2005, and 37% of total revenues in the first nine months of 2005.

Royalty, license and other revenues from Genentech, Inc. (Genentech) in the third quarters of 2005 and 2004 accounted for 29% and 70% of total revenues, respectively, and revenues from Genentech in the first nine months of 2005 and 2004 accounted for 31% and 45% of total revenues, respectively. Royalty, license and other revenues from MedImmune in the third quarters of 2005 and 2004 accounted for 2% and 8% of total revenues, respectively, and revenues from MedImmune in the first nine months of 2005 and 2004 accounted for 15% and 37% of total revenues, respectively. No other revenue from any other source exceeded 10% of total revenues for any periods presented.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

Intangible assets consist of purchased core technology, a reversion right to purchase certain technology from Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (Roche), product rights obtained through the acquisition of ESP Pharma and licensed research technology. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we are amortizing our intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the core technology, product rights and licensed research technology assets on a straight-line basis over their estimated useful lives, 10, 4 to 12, and 5 years, respectively. We will reclassify the reversion right asset into core technology at that time when the rights to the technology revert back to us. Upon reclassifying the reversion right asset to core technology, we will amortize the asset over the remaining term of the patents underlying the acquired technology. Amortization of intangible assets is included primarily in research and development expenses and costs of product sales in the Consolidated Condensed Statement of Operations.

On March 23, 2005, we recorded goodwill in connection with our acquisition of ESP Pharma (see Note 6). In accordance with SFAS 142, we do not amortize goodwill. We will test goodwill for impairment using a two-step process on an annual basis, and between annual tests under certain circumstances. Factors that are considered important when evaluating whether impairment might exist include a significant adverse change in the business climate, unanticipated competition, loss of key personnel, significant continued under-performance compared to peers, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our consolidated results of operations.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 2005, we recorded an impairment charge of $15.2 million related to certain intangible assets we acquired from ESP Pharma (see Note 10).

2. Net Loss Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share,” basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of shares in escrow from the ESP Pharma acquisition and the assumed exercise of stock options, restricted stock and convertible notes, using the treasury stock method. For all periods presented, we incurred a net loss, and as such, we did not include the effect of outstanding stock options, outstanding shares in escrow, outstanding restricted stock, or outstanding convertible notes in the diluted net loss per share calculations, as their effect would be anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the statement of operations and excluded from the table presented in the Stock-Based Compensation section in Note 1 above, as their effect would have been anti-dilutive:

	As of September 30,
(In thousands)	2005	2004
Stock option	14,917	15,359
Common stock in escrow	1,257	—
Restricted stock	4,162	—
Convertible notes	22,968	12,415
Total	43,304	27,774

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our available-for-sale securities. The following table presents the calculation of our comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Net loss	$(39,350)	$(13,589)	$(126,665)	$(38,659)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	(475)	980	(932)	(1,287)
Total comprehensive loss	$(39,825)	$(12,609)	$(127,597)	$(39,946)

4. Inventory

Inventories consisted of the following:

(In thousands)	September 30, 2005	December 31, 2004
Raw materials	$9,655	$—
Work-in-process	6,216	—
Finished goods	2,817	—
	$18,688	$—

5. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(In thousands)	September 30, 2005	December 31, 2004
Construction-in-process	$815	$3,810
Consulting and services	8,186	5,229
Sales rebates	8,313	—
Promotional accrual	3,030	—
Other	2,745	288
	$23,089	$9,327

6. ESP Pharma Acquisition

In January 2005, we entered into a definitive agreement with ESP Pharma Holding Company, Inc. (ESP Pharma), a privately held, hospital focused pharmaceutical company, under which PDL would acquire ESP Pharma for $300 million in cash and approximately $175 million in PDL common stock, or an aggregate value of approximately $475 million. In February 2005, this agreement was amended to reflect ESP Pharma’s agreement to acquire from Centocor, a biopharmaceutical operating company of Johnson & Johnson, rights to manufacture, develop, market and distribute Retavase® (reteplase) in the United States and Canada. The amendment increased the purchase price for ESP Pharma by $25 million in cash payable to the ESP Pharma stockholders at the closing of the ESP Pharma acquisition. The acquisition price paid to Centocor for the rights to Retavase was $110.5 million. Milestone payments of up to $45 million may be made to Centocor if additional conditions relating to ongoing clinical trials and manufacturing arrangements for Retavase are satisfied. As of September 30, 2005, no milestone payments have been achieved.

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma. The aggregate purchase price was approximately $471.3 million, including the cash paid to ESP Pharma stockholders of $325.0 million, the fair value of 9,853,770 shares of PDL’s common stock issued to ESP Pharma stockholders totaling approximately $140.9 million, and direct transaction costs of approximately $5.4 million. The value assigned to our common stock issued to ESP Pharma stockholders was based on the average closing market price of our common stock a few days before and after the “measurement date.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the measurement date was the date on which the number of shares issuable to ESP Pharma became fixed at 9,835,770 (March 4, 2005). The ESP Pharma acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141, “Business Combinations.” The results of operations of ESP Pharma from March 24, 2005 have been included in our three and nine months ended September 30, 2005 condensed consolidated financial statements.

Of the 9,853,770 shares of PDL common stock issued to ESP Pharma stockholders, 2,523,588 shares were to remain in an escrow account for a period of between six months and one year from the date of the close of the acquisition, pursuant to the terms of the Amended and Restated Agreement and Plan of Merger. At acquisition, we expected to issue substantially all of the shares to the former ESP Pharma stockholders at the end of this contingency period, and as such, we included the value for all shares issued in the purchase price of ESP Pharma in March 2005. However, in September 2005, we delivered a claim against 952 shares held in escrow based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger; if the agent representing the ESP Pharma stockholders does not respond to this claim within 60 days from the date of the claim, then the 952 shares will be released to us and cancelled. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, 1,260,842 shares were released from escrow to the ESP Pharma stockholders on September 23, 2005, leaving 1,261,794 shares remaining in escrow until March 23, 2006 (in addition to the 952 shares held pending the outcome of our claim). Moreover, we estimated based on information to date that we will be able to deliver a claim against some of the remaining shares held in escrow primarily as a result of higher sales returns than originally anticipated at acquisition. As such, the escrow value was reduced by $5.8 million during the third quarter of 2005.

As part of the purchase and included in the $325.0 million paid to ESP Pharma stockholders, ESP Pharma had established a workforce reduction plan and as of the acquisition date, approximately $7.4 million of employee termination costs had been recorded as a severance liability to be paid out over a period of approximately one year. ESP Pharma stockholders were obligated to pay such termination costs from the cash acquisition proceeds of $325.0 million. At September 30, 2005, approximately $0.4 million of these ESP Pharma termination costs remained as a liability.

The net book value of acquired assets and liabilities, which approximated fair value as of March 23, 2005, was as follows (in thousands):

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
$471,336

The $339.2 million value assigned to the intangible assets relates to product rights for the six products sold by ESP Pharma, and this value is amortized over periods between 4 and 12 years, or a weighted-average period of approximately 10 years, the estimated useful lives of these assets. As discussed in Note 10, during the third quarter of 2005, we concluded that the carrying amount of the product rights for the off-patent branded products, representing four of the six products purchased, was impaired as the fair value of these product rights was less than the net carrying value. Accordingly, we recorded an impairment charge of $15.2 million in the third quarter to reduce the carrying value of these product rights to $11.0 million.

The amount of the purchase price originally allocated to goodwill was reduced in the third quarter of 2005 by a $10.1 million federal deferred tax asset related to the carry back of a tax loss for the tax period from January 1, 2005 through March 23, 2005, $0.4 million of prepaid state taxes related to the tax year ended December 31, 2004 and $0.5 million related to carry forward of a tax loss for the tax period from January 1, 2005 through March 23, 2005. It was partially offset by a $1.2 million increase for tax exposure items related to tax years ended December 31, 2002, 2003 and 2004.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Status of Development	Value
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for hepatorenal syndrome (HRS)	Our third-party licensor, Orphan Therapeutics, LLC (Orphan Therapeutics holds the IND and is conducting a Phase III trial in patients with type I HRS in the United States)	$23,765
Ularitide	A synthetic form of the natriuretic peptide for the treatment of decompensated congestive heart failure	Our third-party licensor, CardioPep Pharma GmbH (CardioPep, has conducted SIRIUS II, a double-blind, placebo-controlled Phase II study)	55,652
			$79,417

The nature of the remaining efforts for completion of ESP Pharma’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

Pro Forma Results

The unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 are set forth below. This presentation assumes that the ESP Pharma acquisition had been consummated as of the beginning of each period presented. The net loss includes, on a pre-tax basis, $79.4 million for the write-off of acquired in-process research and development costs, $15.2 million for the impairment of off-patent branded product rights and $11.9 million and $33.0 million for the amortization of intangible assets for the three and nine months ended September 30, 2005, respectively, and $8.9 million and $26.9 million for the three and nine months ended September 30, 2004, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Revenue	$76,683	$38,368	$213,547	$140,811
Net loss	(39,350)	(22,566)	(141,643)	(133,964)
Basic and diluted net loss per share	$(0.37)	$(0.22)	$(1.39)	$(1.23)

The unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the above-noted acquisition been consummated on January 1, 2004 or 2005, or of results that may occur in the future.

7. Retavase® Acquisition

On March 23, 2005, ESP Pharma completed its acquisition of rights to manufacture, develop, market and distribute Retavase in the United States and Canada. The aggregate purchase price was approximately $110.5 million, the cash paid to Centocor. As we did not acquire any employees, and therefore the acquisition lacked the necessary inputs, processes and outputs to constitute a business, we have accounted for the Retavase acquisition as an acquisition of assets rather than as a business combination in accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” There were no Retavase product sales included in our results of operations during the first quarter of 2005, as the re-launch of the product occurred during April 2005.

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

9. Collaborative and Licensing Agreements

On August 2, 2005 we entered into a collaboration with Biogen Idec, Inc. (Biogen Idec) for the joint development, manufacture and commercialization of three Phase II antibody products. The agreement provides for shared development and commercialization of daclizumab in multiple sclerosis and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF™ (fontolizumab) in all indications.

The collaboration and purchase agreements became effective on September 12, 2005. PDL received an upfront cash license fee payment of $40.0 million, and Biogen Idec purchased approximately 4.1 million shares of our common stock at $24.637 per share, which represents the then fair market value of the stock, for approximately $100.0 million in cash. These shares are subject to a lock-up period, half for six months and the remainder one year from the closing date. Biogen Idec also agreed to a standstill period of one year during which it is restricted from acquiring or soliciting other parties to acquire PDL’s voting securities.

We and Biogen Idec will share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies will jointly oversee development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company’s capabilities and expertise. PDL will be eligible to receive development and commercialization milestones based on the further successful development of these molecules. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to PDL on sales of collaboration products.

We determined that all elements under the collaboration agreement should be accounted for as a single unit of accounting under EITF 00-21, Multiple Element Arrangements. As such, we have continuing obligations under the collaboration agreement, and as significant development risk remains, we recorded the $40.0 million upfront cash license fee as deferred revenue and recognize this amount over development periods of the various molecules ranging from 5 to 9 years. During the three months ended September 30, 2005, we recognized $0.9 million related to the amortization of the upfront license fee and $3.9 million for reimbursement of certain research and development expenses.

10. Asset Impairment Charge

In March 2005, we acquired both branded and off-patent branded products through the acquisition of ESP Pharma. In June 2005, we engaged a financial advisor to market our off-patent branded products for sale. During the third quarter of 2005, we received inquiries from multiple potential buyers to acquire the off-patent branded products and the related inventory. Based on the indications of interests that we have received, we concluded that the net carrying value of these product rights and related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the net carrying value of these product rights to $11.0 million. As of September 30, 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights. In addition, we reserved $1.0 million of this off-patent inventory on hand as of September 30, 2005 based on its expected realizable amount. We anticipate that a sale of these products will be completed in the fourth quarter of 2005.

11. Restructuring Charges

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, we incurred a charge of approximately $305,000, including an adjustment in the fourth quarter of 2004 related to the extension of a sublease of the facilities, included in research and development expenses in the Consolidated Condensed Statement of Operations, $288,000 of which was expenses in the nine months ended September 30, 2004. The restructuring charge included approximately $164,000 of severance-related amounts, $97,000 of which was included in the nine months ended September 30, 2004; $119,000 of committed costs for our New Jersey leased facility (net with expected proceeds from a short-term sublease entered into in October 2004), $169,000 of which was included in the nine months ended September 30, 2004, primarily related to lease expenses for the remaining term of the lease; and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expired in October 2005, partially offset by expected proceeds from a short-term sublease entered into in October 2004. The actual future cash requirements were adjusted downward from the accrual at June 30, 2004 due to subleasing the facility. The balance of the severance costs was paid during the third quarter of 2004, and the balance of the facility-related costs was paid during the third quarter of 2005.

12. Income Taxes

We recorded a tax provision of approximately $1.7 million and $12,000 for the three months ended September 30, 2005 and 2004, respectively. We recorded a tax provision of approximately $1.8 million and $68,000 for the nine months ended September 30, 2005 and 2004, respectively. Taxes during the three and nine months ended September 30, 2005 are primarily related to state income taxes on income earned by ESP Pharma, federal alternative minimum taxes on the consolidated income, and foreign taxes on income earned by our foreign operations. Taxes during the three and nine months ended September 30, 2004 are primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee. We recorded a $10.1 million federal deferred tax asset related to the carry back of ESP Pharma’s tax loss for the period from January 1, 2005 through March 23, 2005, the date of the ESP Pharma acquisition. This $10.1 million deferred tax asset was recorded as a reduction of the goodwill from the ESP Pharma acquisition (see Note 6).

13. Related-Party Transaction

On September 15, 2005, we entered into a transition agreement (the Transition Agreement) with Glen Sato, our Senior Vice President and Chief Financial Officer (CFO), pursuant to which Mr. Sato resigns as our CFO and all other positions as an officer of PDL, including principal financial officer, effective as of the date we file our Form 10-Q for the quarter ended September 30, 2005 (the Termination Date). Under the terms of the Transition Agreement, Mr. Sato will remain a non-officer employee after the Termination Date, reporting to our Chief Accounting Officer, until and including January 1, 2006. Effective as of the Termination Date, George Jue, PDL’s Vice President, Finance and Chief Accounting Officer, will oversee our financial organization until a new CFO is hired. Mr. Sato and we also agree to enter into a consulting agreement for the period January 2, 2006 through and including March 1, 2006.

14. Subsequent Event

On October 28, 2005, we executed an Amended and Restated Co-Development and Commercialization Agreement and a Second Amended and Restated Worldwide Agreement (collectively, the Agreements) with Roche. The Agreements amended the Amended and Restated Worldwide Agreement dated October 1, 2003 and the Co-Development and Commercialization Agreement dated September 14, 2004 between Roche and PDL (the Prior Agreements).

The Agreements expand the existing relationship between us and Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer term maintenance therapy (transplant maintenance). The Agreements provide that we will receive a $10 million upfront payment and may receive up to $145 million in development and commercialization milestone payments if the development of daclizumab in transplant maintenance is successful. We will share global development costs equally with Roche. We will have the option to co-promote daclizumab for transplant maintenance in the United States and will share in the profits in the United States, and we will receive royalties on net sales of the product in transplant maintenance outside the United States.

The Agreements also provide that we will not exercise the option, under the Prior Agreements, to promote Zenapax for prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2006. The Agreements also amended the royalty obligations of Roche with respect to future sales of Zenapax in the existing transplant indication by including a revenue threshold below which royalties are not due.

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

OVERVIEW

We are a biopharmaceutical company focused on the research, development and commercialization of novel therapies for treatment of inflammation and autoimmune diseases, acute cardiac conditions and cancer. PDL markets several biopharmaceutical products in the United States through its hospital sales force and wholly-owned subsidiary, ESP Pharma, Inc. As a leader in the development of humanized antibodies, PDL has licensed its patents to numerous pharmaceutical and biotechnology companies, some of which are now paying royalties on net sales of licensed products. On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma Holding Company, Inc. (ESP Pharma), a privately held, hospital-focused pharmaceutical company. The aggregate purchase price was approximately $471.3 million, including the cash paid to ESP Pharma stockholders of $325.0 million, the fair value of 9,853,770 shares of PDL’s common stock issued to ESP Pharma stockholders totaling approximately $140.9 million, and direct transaction costs of approximately $5.4 million. The ESP Pharma acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141, “Business Combinations.” The results of operations of ESP Pharma from March 24, 2005 have been included in our first quarter consolidated condensed financial statements.

Also on March 23, 2005, ESP Pharma completed its acquisition of rights to manufacture, develop, market and distribute Retavase® in the United States and Canada. The aggregate purchase price was approximately $110.5 million, including the cash paid to Centocor of $110.0 million and direct transaction costs of approximately $0.5 million.

In order to partially fund the acquisition of ESP Pharma, in February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (the 2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the 2005 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of September 30, 2005, we had an accumulated deficit of approximately $400.2 million. Our expenses will continue to increase over the next several years because of the extensive resource commitments required to identify and develop antibody candidates to achieve regulatory approval, to market and sell products and to develop potential products. Also, over the next several years we expect to incur substantial additional expenses as we continue to invest in research and improve and expand our development and manufacturing capabilities.

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

The integration of the product rights, technologies, operations and personnel of PDL and ESP Pharma is a complex, time consuming and expensive process and has and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP Pharma into PDL could have a material adverse effect on the operating results of the combined company after the merger and the value of PDL shares, and could result in the combined company not achieving the anticipated benefits of the merger. While we have achieved a significant level of integration, it is not certain that we will achieve all aspects of integration successfully or that all of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the business and operating results of the combined company.

In order to reach our goal to be cash flow positive on a quarterly basis beginning in the fourth quarter of 2005, we will have to continue to increase sales from historical levels for Cardene IV, Retavase and IV Busulfex. Accordingly, we will need to continue to effectively transition existing relationships with distributors, third-party vendors, manufacturers and customers of ESP Pharma. Although we have retained most of the hospital focused sales force and related sales infrastructure, we have never sold, marketed or distributed products, and we may not be able to successfully integrate and further grow such capabilities from ESP Pharma necessary to continue to successfully promote the ESP Pharma products. In addition, the markets for Cardene IV and Retavase are highly competitive, and we will be marketing against pharmaceutical, biopharmaceutical and specialty pharmaceutical companies with substantially greater revenues and experience in marketing products than we have.

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

In addition, as of September 30, 2005 we have approximately $500.0 million in convertible notes outstanding, approximately $250.0 million of which are callable in each of 2008 and 2010. In order to be able to service our debt in the future, we will need to generate positive cash flows from our operations or obtain other financing.

Significant Events and Recent Events

On August 2, 2005 we entered into a collaboration with Biogen Idec for the joint development, manufacture and commercialization of three Phase II antibody products. The agreement provides for shared development and commercialization of daclizumab in multiple sclerosis and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF™ (fontolizumab) in all indications.

The collaboration agreement and purchase agreement became effective on September 12, 2005. PDL received an upfront cash license fee payment of $40.0 million, and Biogen Idec purchased approximately 4.1 million shares of our common stock at $24.637 per share, which represents the then fair market value of the stock, for approximately $100.0 million in cash. These shares are subject to a lock-up period, half for six months and the remainder one year from the closing date. Biogen Idec also agreed to a standstill period of one year during which it is restricted from acquiring or soliciting other parties to acquire PDL’s voting securities.

We and Biogen Idec will share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies will jointly oversee development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company’s capabilities and expertise. PDL will be eligible for development and commercialization milestones based on the further successful development of these molecules, if achieved. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to PDL on sales of collaboration products.

In March 2005, we acquired both branded and off-patent branded products through the acquisition of ESP Pharma. In June 2005, we engaged a financial advisor to market our off-patent branded products for sale. During the third quarter of 2005, we received inquiries from multiple potential buyers to acquire the off-patent branded products and the related inventory. Based on the indications of interests that we have received, we concluded that the net carrying value of these product rights and related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the net carrying value of the these product rights to $11.0 million. As of September 30, 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights. In addition, we reserved $1.0 million of this off-patent branded inventory on hand as of September 30, 2005 based on its expected realizable amount. We anticipate that a sale of these products will be completed in the fourth quarter of 2005.

On October 28, 2005, subsequent to the third quarter of 2005, we executed an Amended and Restated Co-Development and Commercialization Agreement and a Second Amended and Restated Worldwide Agreement (collectively, the Agreements) with Roche. The Agreements amended the Amended and Restated Worldwide Agreement dated October 1, 2003 and the Co-Development and Commercialization Agreement dated September 14, 2004 between Roche and PDL (the Prior Agreements).

The Agreements expand the existing relationship between us and Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer term maintenance therapy (transplant maintenance). The Agreements provide that we will receive a $10 million upfront payment and may receive up to $145 million in development and commercialization milestone payments if the development of daclizumab in transplant maintenance is successful. We will share global development costs equally with Roche. We will have the option to co-promote daclizumab for transplant maintenance in the United States and will share in the profits in the United States, and we will receive royalties on net sales of the product in transplant maintenance outside the United States.

The Agreements also provide that we will not exercise the option, under the Prior Agreements, to promote Zenapax for prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2007. The Agreements also amended the royalty obligations of Roche with respect to future sales of Zenapax in the existing transplant indication by including a revenue threshold below which royalties are not due.

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

Revenue Recognition

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies. In addition, as a result of the acquisition of ESP Pharma, we recognize revenues from product sales, net of estimated allowances for cash discounts, product returns and rebates. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated discounts, product returns, bad debts, and rebates.

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, as we did not establish fair value for all undelivered elements of the Co-Development and Commercialization Agreement with Roche (the Roche Collaboration Agreement), including milestones and the reimbursement of research and development expenses, we are recognizing the $17.5 million upfront license fee that we received from Roche over the term of the Roche Collaboration Agreement as services are provided. Similarly, we did not establish fair value for all undelivered elements of the multiple products of the Collaboration Agreement with Biogen Idec (the Biogen Idec Collaboration Agreement). We are recognizing the $40.0 million upfront license fee, milestones and the reimbursement of research and development expenses that we received from Biogen Idec over the term of the Biogen Idec Collaboration Agreement as services are provided with respect to the specific products under development to which the upfront license fees, if any, and reimbursement relate.

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

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of products under our current policies, chargebacks, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates experienced by ESP Pharma and expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns experienced by ESP Pharma and the companies from which ESP Pharma acquired their products. Our current estimates include monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us in monitoring channel inventory levels, the purchase of third-party data to monitor prescriptions as well as, for new products, a review of our products we have sold through the same or similar channels. In addition, our estimates are based on the historical chargeback data we receive from wholesalers and the applicable customer chargeback rates, returns and rebate thresholds we have from Wyeth and Centocor with respect to Cardene IV and Retavase, respectively. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary. If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered. Product sales receivable allowances for chargebacks, returns and rebate accruals require substantial judgment. Actual results may differ from our estimates and could impact our earnings in any period in which an adjustment is made, based on actual results.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers experienced by ESP Pharma and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

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

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. During the third quarter of 2005, we recorded an impairment charge of $15.2 million in the third quarter of 2005 to reduce the net carry value of the intangible assets for our off-patent branded product rights to its fair value (see Note 10 to the Financial Statements in Part I, Item 1 of this Quarterly Report).

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Product sales, net	$43,144	$—	100%	$79,437	$—	100%
Royalties	26,003	17,131	52%	96,695	63,872	51%
License and other	7,536	2,653	184%	17,127	9,323	84%
Total revenues	$76,683	$19,784	288%	$193,259	$73,195	164%

Product sales, net

We acquired marketed products from the acquisition of ESP Pharma, which closed on March 23, 2005. Total product sales in the third quarter of 2005, our second full quarter of ownership of the acquired ESP Pharma products, were $43.1 million. Net product sales of Cardene IV, IV Busulfex and Retavase totaled $38.0 million for the period. Off-patent brand sales for the period totaled $5.1 million. During the quarter, we increased our reserves for estimated product returns by approximately $2.8 million due primarily to inventory levels of the off-patent brand products, in particular Declomycin, that are currently in the hands of the wholesaler channel. Declomycin sales to the end users have been adversely affected by a significant price difference in the context of the introduction of two generic competitors for this product in the second half of 2004. Total net product sales in the first nine months of 2005 (i.e., from March 23, the date of acquisition, through September 30) were $79.4 million, of which $72.3 million was from the sales of Cardene IV, IV Busulfex and Retavase and the remaining $7.1 million was from the off-patent brand sales.

On March 23, 2005, ESP Pharma completed its acquisition of rights to manufacture, develop, market and distribute Retavase in the United States and Canada. We re-launched Retavase in April 2005. As a result of this re-launch, we had a stock-out situation on Retavase. During May and June 2005, we implemented an allotment program, which provided product to wholesalers that stocked-out and for emergency requests. We are in the process of transferring the product labeling from Centocor to ESP Pharma and we may experience a delay between the time we were allowed to supply product bearing the Centocor label and the time when we are able to release product under the ESP Pharma label.

Royalties

Royalty revenues increased during the three and nine months ended September 30, 2005 compared to the same periods in 2004 due primarily to royalties recognized on sales of Genentech’s Avastin product, which was launched in the first quarter of 2004. Royalty payments from sales of Genentech’s products accounted for 86% and 62% of total royalty revenues during the three and nine months ended September 30, 2005, respectively, up from 81% and 49% in the comparable period of 2004, respectively. Sales of MedImmune’s product accounted for 6% and 31% of total royalty revenues for the three and nine months ended September 30, 2005, respectively, down from 9% and 42% in the comparable periods in 2004.

In addition, the increase in royalty revenues is attributable to higher reported product sales for most products in our royalty portfolio during the first nine months of 2005 as compared to the comparable period of 2004. The largest portion of this increase relates to Genentech’s Herceptin and Avastin, and MedImmune’s Synagis humanized antibody products. Royalty payments from sales of Herceptin, Avastin and Synagis accounted for 41%, 33% and 6% of our royalty revenues for the three months ended September 30, 2005 as compared to 48%, 0% and 9% in the comparable period in 2004, respectively. Royalty payments from sales of Herceptin, Avastin and Synagis accounted for 32%, 21% and 31% of our royalty revenues for the nine months ended September 30, 2005 as compared to 36%, 0% and 42% in the comparable period in 2004, respectively.

We expect that royalty revenues will continue to increase as sales of these products continue to increase. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized during the first nine months of 2005 and 2004 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology and license maintenance fees. Also included in license and other revenues for the first nine months of 2005 were revenues recognized under our collaborations with Roche and Biogen Idec entered into in September 2004 and August 2005, respectively.

License and other revenues increased 184% to $7.5 million in the third quarter of 2005 from $2.7 million in the corresponding quarter of 2004 primarily due to revenue recognized from our collaboration with Biogen Idec and revenue recognized under our asthma collaboration with Roche.

License and other revenues increased 84% to $17.1 million in the first nine months of 2005 from $9.3 million in the corresponding period of 2004 primarily due to the revenue recognized under our collaborations with Biogen Idec and Roche, with no corresponding revenue during the comparable period in 2004.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Cost of product sales	$22,209	$—	—	$43,481	$—	—
Research and development	49,480	27,326	81%	125,080	92,364	35%
Selling, general and administrative	26,795	7,664	250%	54,267	23,182	134%
Impairment charge	15,225	—	—	15,225	—	—
Acquired in-process research and development	—	—	—	79,417	—	—
Total costs and expenses	$113,709	$34,990	225%	$317,470	$115,546	175%

Cost of Product Sales

Cost of product sales (COS) of $22.2 million and $43.5 million as a percentage of product sales was 51% and 55% for the three and nine months ended September 30, 2005, respectively, with no such costs incurred in 2004. COS largely reflects cost of goods sold, amortization of product rights on Retavase and the products acquired from ESP Pharma, royalty expenses, and certain start-up production costs related to the transition of sales, labeling and shipping responsibilities to us from Centocor for Retavase. Amortization of product rights was 54% and 57% of COS for the three and nine months ended September 30, 2005, respectively, with no such costs incurred in 2004. For the full year 2005, due principally to the amortization of product rights for our marketed products, we continue to expect COS to be in the range of approximately 55% to 58% of product sales, with continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues.

Research and Development

Research and development costs of $49.5 million in the third quarter of 2005 include costs of personnel to support our research and development activities, milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs. The increase in the third quarter of 2005 compared to the corresponding quarter of 2004 was primarily due to an increase in clinical development expenses for our major research and development projects of $9.3 million, personnel related costs of $4.9 million, facility-related costs of $2.6 million, production material costs of $2.5 million and outside services costs of $0.5 million, offset partially by a decrease in contract manufacturing costs of $1.5 million and other miscellaneous items of $3.9 million.

The increase in research and development costs during the first nine months of 2005 compared to the same period in 2004 was primarily due to increases in research and development personnel-related costs of $14.8 million, clinical development expenses for our major research and development projects of $9.9 million, facility-related costs of $6.9 million, production material costs of $5.3 million and outside services costs of $1.4 million. These increases were partially offset by decreases in contract manufacturing services of $6.3 million and research and development licensing costs of $3.3 million. We expect our research and development expenses will increase further as we advance our product candidates into later stages of development and add new product candidates.

Below is a summary of products and the latest related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product.

					Research and Development
					Expenses for the
				Estimated	Nine Months Ended
		Phase of		Completion	September 30,
Product	Description/Indication	Development	Collaborator	of Phase	2005	2004

Current Product Candidates
Daclizumab					$28,347	$22,907
	Asthma	Phase I	Roche	2006
	Asthma	Phase IIa	Roche	Completed
				2004
	Multiple Sclerosis	Phase II	Biogen Idec	2008

Ularitide (1)					7,584	N/A
	Decompensated Congestive Heart Failure	Phase II	CardioPep	Completed 2005

Terlipressin (2)					2,098	N/A
	Type 1 Hepatorenal Syndrome	Phase III	Orphan Therapeutics	2006

HuZAF					3,235	6,441
	Crohn’s Disease	Phase II	—	Completed 2005

Nuvion
	Severe steroid-refractory ulcerative colitis	Phase I/II	—	2005	20,091	15,902

	Crohn’s Disease	Phase II	—	2006
M200					20,286	15,834
	Solid tumors	Phase II	Biogen Idec	2006

Other (3)			—		43,439	31,280
	Total Research and Development Expenses				$125,080	$92,364

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

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as 7 to 10 years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly,” “We are subject to extensive government regulation, which requires us to invest significant resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products and the marketing and sale of our products could result in violations of law or regulations” sections of our Risk Factors.

Restructuring and Other Charges included in Research and Development Expenses

As part of a strategic initiative to centralize our U.S. clinical operations efforts and to improve our efficiency and productivity in the conduct of clinical trials in June 2004, management approved a formal plan pursuant to which we closed our New Jersey office, which was principally responsible for the oversight of certain clinical trials. The plan was a combination of a reduction in workforce of nine employees, which represents less than 2% of the Company’s total workforce, and the abandonment of our New Jersey leased facility. As a result of the restructuring plan, we incurred a charge of approximately $305,000, including an adjustment in the fourth quarter of 2004 related to the extension of a sublease of the facilities, included in research and development expenses in the Consolidated Condensed Statement of Operations, $288,000 of which was in the nine months ended September 30, 2004. The restructuring charge included approximately $164,000 of severance-related amounts, $97,000 of which was included in the nine months ended September 30, 2004; $119,000 of committed costs for our New Jersey leased facility (net with expected proceeds from a short-term sublease entered into in October 2004), $169,000 of which was included in the nine months ended September 30, 2004, primarily related to lease expenses for the remaining term of the lease; and $22,000 related to the net book value of assets that we abandoned at the facility. The estimated cost of abandoning our leased facilities was based on the contractual lease payments from the date of our abandonment of the facility through the term of the lease, which expires in October 2005, partially offset by expected proceeds from a short-term sublease entered into in October 2004. The actual future cash requirements were adjusted downward from the accrual at June 30, 2004 due to subleasing the facility. The balance of the severance costs was paid during the third quarter of 2004, and the balance of the facility-related costs was paid during the third quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative costs of $26.8 million in the third quarter of 2005 included costs of personnel, professional services, consulting and other expenses related to our selling and administrative functions and an allocation of facility costs. Selling, general and administrative expenses for the three months ended September 30, 2005 increased 250% to $26.8 million from $7.7 million during the comparable period in 2004. This increase was primarily due to increased personnel-related expenses of approximately $9.7 million, outside services of approximately $10.2 million and facility-related expenses of $1.5 million. These increases were partially offset by a reduction in miscellaneous expenses of $2.3 million. Approximately 79% of this personnel increase was attributable to the addition of the ESP Pharma sales, sales management, operations and marketing team located in our New Jersey offices.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2005 as compared to the corresponding period in 2004 period was primarily due to increased personnel-related expenses of approximately $17.7 million, outside services expenses of approximately $16.6 million and facility-related expenses of $1.5 million which were partially offset by miscellaneous expenses of $4.7 million. We expect that selling, general and administrative expenses will continue to increase slightly for the remainder of 2005, as compared to the first three quarters of 2005 as we operate our expanded sales force and support staff and initiate or continue promotional programs for our products.

Asset Impairment Charge

The asset impairment charge recorded in the third quarter of 2005 was to write down the carrying amount of the product rights of our off-patent branded products to their fair value based on a recent revaluation. We acquired these product rights from ESP Pharma as part of the acquisition of ESP Pharma in March 2005. In June 2005, we engaged a financial advisor to market our off-patent branded products for sale. During the third quarter of 2005, we received inquires from multiple potential buyers to acquire the off-patent branded products and the related inventory. Based on the indications of interests that we have received, we concluded that the net carrying value of these product rights and the related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the carrying amount of these product rights to $11.0 million. As of September 30, 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights. In addition, we reserved $1.0 million of this off-patent branded product inventory on hand as of September 30, 2005 based on its expected realizable amount. We anticipate that a sale of these products will be completed in the fourth quarter of 2005.

Acquired In-Process Research and Development

In connection with the March 2005 acquisition of ESP Pharma, we recorded charges for acquired in-process research and development of $79.4 million due to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility as of March 23, 2005 and had no alternative future use as of that date. A summary and the status of these programs at the end of the third quarter of 2005 was follow:

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
			$79,417

The nature of the remaining efforts for completion of ESP Pharma’s research and development projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

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

Interest and Other Income, Net and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Interest and other income, net	$2,027	$2,822	(28)%	$6,835	$7,689	(11)%
Interest expense	(2,671)	(1,193)	124%	(7,522)	(3,929)	91%

Interest and Other Income and Expense

Interest income for the three and nine months ended September 30, 2005 decreased from the comparable periods in 2004 due to the reduced interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of lower interest rates and lower invested balances.

Interest expense for the three and nine months ended September 30, 2005 increased from the comparable periods in 2004 as a result of both our 2.00%, $250.0 million Convertible Senior Notes and our 2.75%, $250.0 million Convertible Subordinated Notes being outstanding during the first nine months of 2005, compared to only our 2.75%, $250.0 million Convertible Subordinated Notes being outstanding in the first nine months of 2004. We capitalized approximately $1.0 million and $2.9 million of our interest cost in the three and nine months ended September 30, 2005, respectively, compared to $1.0 million and $2.7 million in the three and nine months ended September 30, 2004, respectively.

Income Taxes

We recorded a tax provision of approximately $1.7 million and $12,000 for the three months ended September 30, 2005 and 2004, respectively. We recorded a tax provision of approximately $1.8 million and $68,000 for the nine months ended September 30, 2005 and 2004, respectively. Taxes during the three and nine months ended September 30, 2005 are primarily related to state income taxes on income earned by ESP Pharma, federal alternative minimum taxes on the consolidated income, and foreign taxes on income earned by our foreign operations. Taxes during the three and nine months ended September 30, 2004 are primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee. We recorded a $10.1 million federal deferred tax asset related to the carry back of ESP Pharma’s tax loss for the period from January 1, 2005 through March 23, 2005, the date of the ESP Pharma acquisition. This $10.1 million deferred tax asset was recorded as a reduction of the goodwill from the ESP Pharma acquisition (see Note 6 to the Financial Statements in Part I, Item 1 of this Quarterly Report).

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At September 30, 2005, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $332.7 million, compared to $397.1 million at December 31, 2004.

Net cash provided by operating activities for the nine months ended September 30, 2005 was approximately $29.2 million, compared to net cash used in operating activities of $11.5 million in the corresponding period in 2004. The $29.2 million net cash provided by operating activities in the first nine months of 2005 was primarily attributable to: non-cash expenses related to acquired in-process research and development of $79.4 million, depreciation and amortization of $39.3 million, an impairment charge of $15.2 million related to revaluation of off-patent brands, a goodwill adjustment of $9.8 million related to the ESP Pharma acquisition and an increase in deferred revenue of $39.3 million resulting from the $40.0 million upfront license fee received from Biogen Idec, which was offset by a net loss of $126.7 million and an increase in accounts receivable of $26.2 million from product sales.

Net cash used in investing activities was $311.2 million for the nine months ended September 30, 2005, compared to $212.8 million in the comparable period in 2004. The $311.2 million net cash used for investing activities in the first nine months of 2005 was primarily attributable to $433.0 million in cash payments (net of cash received) related to the ESP Pharma and Retavase acquisitions in March 2005 and $32.5 million in capital expenditures, which were partially offset by $153.9 million in maturities of our marketable securities. Capital expenditures in the first nine months of 2005 and 2004 were primarily related to the development and construction activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $372.3 million, compared to $13.4 million in the comparable period in 2004. The $372.3 million net cash provided by financing activities in the first nine months of 2005 was primarily due to the issuance of 2.00%, $250 million Convertible Senior Notes in February 2005 and the $100 million from the issuance of common stock to Biogen Idec and $31.1 million from stock option exercises.

We estimate that our existing capital resources, will be sufficient to fund our current and future level of operations. Our future capital requirements will depend on numerous factors, including, among others, continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Synagis, Herceptin, Xolair, Raptiva, Mylotarg, and Avastin; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to PDL existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of September 30, 2005 are as follows:

	Payments due by period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases	$4,146	$5,698	$607	$400	$10,851
Long-term debt	1,288	2,289	2,278	4,650	10,505
Convertible debentures	11,875	23,750	260,000	255,000	550,625
Construction contracts	5,311	1,237	—	—	6,548
Contract manufacturing and other	1,691	—	—	—	1,691

Total contractual obligations	$24,311	$32,974	$262,885	$260,050	$580,220

(1)          This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and/or likelihood of such payments are not known in any period presented above.

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

In general, our expenses have exceeded revenues. As of September 30, 2005, we had an accumulated deficit of approximately $400.2 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for any individual product. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may not achieve sustained positive cash flow from operations that we have currently projected. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

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

•    we invest in life cycle management initiatives for our existing products;

•   we invest in staffing and operations to meet our manufacturing requirements;

•   we expand our commercial infrastructure to market our products;

•   we defend or prosecute our patents and patent applications; and

•   we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from additional sales of existing products, new agreements with third-party collaborators, significant royalties on sales of products licensed under our intellectual property rights or other uncertain sources of revenue, we will continue to incur operating losses and may require additional capital to fully execute our business strategy.

If Cardene IV® sales do not continue to grow, our results of operations will suffer.

Cardene IV has accounted for a significant portion of the operating income and growth in sales of ESP Pharma. Cardene IV faces a competitive marketplace with branded and generic intravenous anti-hypertensive products being marketed in the U.S. and it may be harder to continue to penetrate this market at the recent rate of growth. While we expect to increase committed sales and marketing resources in order to ensure the continued growth of Cardene IV, there can be no assurance that we can continue the rapid growth rate that ESP Pharma achieved. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for Cardene IV to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Retavase is sold in a declining market and if our planned sales and promotional efforts do not increase or at least maintain market acceptance, our results of operations will suffer.

Retavase is expected to account for a significant portion of our operating income and potential growth in cash flow from operations. Retavase is sold into the thrombolytic market that has recently been declining due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase and Activase from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than PDL. While we believe that our planned investment in additional promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the anti-thrombolytic market will not decline significantly regardless of our efforts. In addition, the product was previously marketed on behalf of Centocor by Scios, Inc. (Scios), a Johnson & Johnson company. We will require the continued cooperation of Centocor and Scios to successfully transfer the product and the manufacturing of the product to us and there can be no assurance that we will be successful in achieving this transition or our projected sales levels.

We are required to undertake the complex manufacturing of Retavase through use of a number of third parties, and the transition may result in delays in obtaining regulatory approval or marketing for Retavase.

We will be required to manufacture Retavase for sale and distribution no later than 2011. Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. and Roche. While the rights to Retavase included the acquisition of at least 12 months of inventory, the manufacturing of this product for use as therapeutics in compliance with regulatory requirements will be complex, time-consuming and expensive. We will be required to effect the transfer of manufacturing from Centocor in a timely manner. The eventual transfer of manufacturing could result in delays in regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position. We are in the process of transferring the product labeling from Centocor to ESP Pharma and we may experience a delay between the time we were allowed to supply product bearing the Centocor label and the time when we are able to release product under the ESP Pharma label, and a delay if significant, could affect our revenues from Retavase.

We rely on third-party suppliers to provide ESP Pharma the products for sale. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

We have not manufactured any of the ESP Pharma products and are not familiar with the manufacturing process for these products. We have assumed from ESP Pharma long-term agreements with various third parties to supply the ESP Pharma products. If there are supply problems with the third party manufacturers, in particular Cardene IV and Retavase, there may not be sufficient supplies of Cardene IV or Retavase to meet commercial demand, in which case our future results could suffer.

In addition, reliance on a third-party manufacturer entails risks, including reliance on the third party for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements, the possible breach of the manufacturing agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient to us. Failure of the third party manufacturers or us to comply with applicable regulations, including FDA pre- or post-approval inspections and cGMP requirements, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Achieving future profitability or sustaining cash flow positive results of operations will depend in significant part upon the continuing success of ESP Pharma’s products.

PDL has incurred losses since inception. In order for PDL to achieve our goal to be cash flow positive in the fourth quarter of 2005 and sustainably cash flow positive on a full-year basis beginning in 2006, as currently projected, we will need to achieve continued growth from Cardene IV, IV Busulfex® and Retavase as well as continued growth in royalties from products licensed under PDL intellectual property rights.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the U.S. During the year ended December 31, 2004, revenues from the sales of ESP Pharma products to its three largest U.S. wholesalers totaled approximately 87% of its net product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners. In addition, as of September 30, 2005, these three U.S. wholesalers represented approximately 80% of ESP Pharma’s outstanding accounts receivable. If any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At September 30, 2005, we had approximately $508.1 million of outstanding debt, including without limitation approximately $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes).  In addition to the 2005 Notes, approximately $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We may not successfully integrate the ESP Pharma business and may not realize the anticipated benefits of the merger.

In March 2005, we completed our acquisition of ESP Pharma, a privately owned company. Achieving the benefits of the merger will depend in substantial part on the successful integration of the two companies’ operations and personnel. Prior to the merger, PDL and ESP Pharma operated independently, each with its own operations, corporate culture, locations, employees and systems. PDL and ESP Pharma are now operating as a combined organization and began utilizing common business, information and communication systems, operating procedures, financial controls, compensation practices, training and professional development programs. However, additional activities in many areas are required to achieve full integration and PDL and ESP Pharma will continue to face significant challenges in integrating the organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

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

•      preserving important relationships of both PDL and ESP Pharma and resolving potential conflicts that may arise, including the establishment of new trade practices and relationships with wholesalers;

•      management distraction from the business of the combined company;

•      incompatibility of corporate cultures;

•      costs and delays in implementing common systems and procedures;

•      consolidating and rationalizing corporate and administrative infrastructures, including establishment of appropriate internal controls and staffing levels to manage a much larger business enterprise;

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

In addition, the integration of PDL and ESP Pharma is a complex, time consuming and expensive process and has and will continue to require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP Pharma into PDL could have a material adverse effect on the operating results of the combined company after the merger and the value of PDL shares, and could result in the combined company not achieving the anticipated benefits of the merger. While we have achieved a significant level of integration, it is not certain that we will achieve all aspects of integration successfully, or that all of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the business and operating results of the combined company.

The issuance of shares of PDL common stock in the acquisition of ESP Pharma substantially reduced the percentage interests of holders of PDL common stock and securities convertible into PDL common stock, and the registered sale of these shares could decrease the market value of our common stock.

Upon completion of the merger, the shares of ESP Pharma preferred stock, common stock and options therefore converted into the right to receive $325.0 million in cash and 9,853,770 shares of PDL common stock. We registered for resale the PDL shares issued in the acquisition of ESP Pharma, which has resulted in the registered sale of, and could result in the further registered sale of, a substantial number of shares of our common stock and which could lead to a decrease in the market price of our common stock.

Delays or problems with our integration of sales, marketing and distribution capabilities with the acquisition of ESP Pharma may hamper continued growth projections for products acquired from the merger.

We are continuing to market and sell the products acquired as part of the ESP Pharma acquisition, including in particular Cardene IV, Retavase and IV Busulfex. Although we have retained most of the hospital-focused sales and related sales infrastructure, prior to the merger we had never sold, marketed or distributed products, and we encounter challenges in the continuing integration of such capabilities from ESP Pharma necessary to continue to successfully promote the ESP Pharma products.

We cannot assure you that our customers will continue their current buying patterns; our customers may delay or defer purchasing decisions in response to changes in practices and policies by PDL. Any such delay or deferral in purchasing decisions by such customers could have a material adverse effect on the business or operating results of the combined company. In addition, as part of the integration of ESP Pharma, we have changed certain trade practices and more effectively enforced trade policies to be more consistent with what we believe to be industry standards and the natural demand for our products. This has resulted in adjustments to reserves and declining or holding orders to align selling patterns with our understanding of the end user demand for our products.

As a result of the ESP Pharma merger, the combined company is a larger and more geographically diverse organization, and if the combined company’s management is unable to manage the combined organization efficiently, its operating results will suffer.

 As a result of the merger with ESP Pharma, the combined company faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger combined organization and the inability to retain or replace key employees could have a material adverse effect on the operating results of the combined company and, as a result, on the market price of PDL’s common stock.

If our collaborations are not successful, we may not be able to effectively develop and market some of our products.

We have agreements with pharmaceutical and other companies to develop, manufacture and market certain of our potential products. In some cases, we are relying on our partners to manufacture such products and essential components for those products, to design and conduct clinical trials, to compile and analyze the data received from these trials, to obtain regulatory approvals and, if approved, to market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement.  In addition, the design of the clinical studies may not be sufficient or appropriate for regulatory review and approval and we may have to conduct further studies in order to facilitate approval.

In particular, we and Biogen Idec have entered into a long-term agreement which became effective in September 2005 under which Biogen Idec became our partner on three of our most advanced clinical programs, M200, HuZAF™ and daclizumab in certain indications including multiple sclerosis. The agreement provides for the development, manufacture and potential commercialization of products from these programs with each of Biogen Idec and PDL assuming certain responsibilities and sharing expenses.  Because of the broad scope of the collaboration, we are particularly dependent upon Biogen Idec’s performance of its obligations under the agreement. The failure of Biogen Idec to perform its obligations, our failure to perform our obligations or to effectively manage the relationship, or a material contractual dispute with Biogen Idec would have a material adverse effect on our prospects or financial results.

We rely on third parties, such as clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates. If our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

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

Continued funding and participation by partners will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each partner’s own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

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

If we are unable to favorably assess the effectiveness of internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal control over financial reporting successfully in 2004.  In 2005, we will not only be required to conduct corresponding tests for our new enterprise resource planning software from SAP, but also must review and consider the requirements of Section 404 as applied to our recently acquired operations from ESP Pharma.  Since ESP Pharma operated as a private company, they were not required to, and did not complete the documentation, testing and possible remediation efforts that would have been required had they been subject to Section 404. Many of the individuals responsible for operations and finance at ESP Pharma have recently departed and we are in the process of transferring many of the finance functions to PDL from ESP Pharma. As it is not possible for us to conduct an assessment of ESP Pharma’s internal control over financial reporting prior to the management report for Section 404 compliance, we are permitted and have elected to exclude the ESP Pharma operations from the Section 404 compliance requirements for the year ending December 31, 2005. However, there can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2005. The Section 404 compliance process has resulted, and will continue to result, in increased expenses and the devotion of significant management resources. During our review of the results of operation for the quarter ended September 30, 2005, we identified a material weakness in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (PCAOB) Standard No. 2 related to our failure to effectively and timely implement an existing internal control with respect to a non-recurring item. In particular, with respect to the asset impairment of our off-patent branded products, we failed to timely assess the existence of indicators of impairment of these intangible assets in accordance with our existing internal controls.

If we cannot correct the material weakness we have identified prior to the end of fiscal year 2005, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

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

•      product returns, reimbursements and rebates which could differ from our estimates and accruals;

•      the continued safety of approved products;

•      the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•      the timing of royalty reports, some of which are required quarterly and others semi-annually;

•      our ability to successfully defend and enforce our patents;

•      the effect of taxes and estimates or adjustments to estimates for federal and state taxes that may impact our reported net income in any particular quarter; and

•      the effect of new accounting, pronouncements or interpretations of existing guidance, in particular as they may affect the accounting treatment of reimbursement of research and development expenses under collaborative arrangements.

We receive royalty revenues on sales of the product Synagis, which product is marketed by MedImmune. This product has higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales will contribute to fluctuation of our revenues from quarter to quarter.

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

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, we will begin recognizing expense for outstanding employee stock options beginning in 2006, and as a result, we will incur significantly higher losses. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. (Exelixis) in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

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

At an oral hearing in February 2005, the Opposition Division of the European Patent Office decided to revoke the claims in our second European antibody humanization patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We have appealed the decision to the Technical Board of Appeal at the European Patent Office in July 2005. The appeal will suspend the legal effect of the decision of the Opposition Division during the appeal process, which is likely to take several years.

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

In October 2004, the Japanese Patent Office issued a patent to our first divisional humanization patent application. This patent claims a method of producing a humanized antibody specifically reactive with the human interleukin-2 (IL-2) receptor and the composition of matter directed to the Zenapax (daclizumab) antibody product. Although we have additional divisional patent applications pending in Japan, there can be no assurance that any patents will issue from such divisional applications or that the scope of such patents, if any, would be sufficient to cover third party antibody products.

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

Celltech Therapeutics Limited (Celltech) which has been acquired by UCB Group, for example, has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. At an oral hearing in January 2005, the Opposition Division decided to revoke this patent. Celltech has filed an appeal. We cannot predict whether Celltech’s appeal will be successful, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents, which rights may be exercised under the agreement through December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

•      delays in obtaining sufficient supply of materials to enroll and complete clinical studies according to planned timelines;

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

We are subject to extensive government regulation, which requires us to invest significant resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies, that are marketed by the licensees or others.  In February 2005, Biogen Idec and Elan announced that they had voluntarily suspended supplying, marketing and the sale of Tysabri, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents.  Financial analyst and investor expectations, as well as our own financial plans beginning in 2005, included potential royalties from the sale of Tysabri.  There can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We have been successful in hiring and retaining key personnel in the past; however, we face significant competition for experienced, management level personnel. In addition, our CFO has announced that he will resign as CFO in October 2005. While we expect to retain him as an employee through the fiscal year end, we have not yet identified a replacement. If we do not timely identify and retain a CFO, or if other positions in finance remain or become vacant, our ability to operate effectively, including our ability to report on and attest to, the effectiveness of our internal control over financial reporting as of the end of 2005, could be adversely affected.

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

Additionally, when we assume responsibility for manufacturing daclizumab marketed under the trade name Zenapax, we will be required to demonstrate that the material manufactured by Roche does not differ significantly from the material we produce at our manufacturing facilities. Showing comparability between the material we produce before and after manufacturing changes, and in the case of Zenapax, between the material produced by Roche and the drug material produced by us, is particularly important if we want to rely on results of prior preclinical studies and clinical trials performed using the previously produced drug material. Depending upon the type and degree of differences between the newer and older drug material, and in the case of Zenapax, between our material and Roche material, we may be required to conduct additional animal studies or human clinical trials to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material.

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

Potential competitors have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed, are developing, or may develop technologies that may compete with our antibody technology platform. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. For example, we are aware that The Medicines Company has a product currently in development, clevidipine, which is an intravenous, short-acting calcium channel antagonist being developed in late-stage clinical trials for the short-term control of high blood pressure in the hospital setting. There can be no assurance that the ongoing or future clinical studies will not show superior benefits than those obtained with Cardene IV, or that The Medicines Company’s sales and marketing efforts will not negatively impact Cardene IV. In addition, our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that our collaborative partners or we succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success. For example, Novartis AG (Novartis), which has a significant marketing and sales force directed to the transplantation market, markets Simulect® (basiliximab), a product competitive with Zenapax, in the United States and Europe. Novartis has acquired a significant interest in Roche. As a result of Novartis’ relationship with Roche, Roche may not devote significant resources to the marketing and sales of Zenapax, which could harm our business.

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

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA cGMP regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities, including our facility, must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations.

In addition, during 2003 the FDA completed the transfer of regulatory responsibility, review and continuing oversight for many biologic therapeutic products, including antibody therapeutics, from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). This transfer of responsibility could result in new regulatory standards, which could result in delays in development or regulatory approvals for our potential products. New regulations resulting from the transfer of regulatory responsibility from CBER to CDER could make it more difficult for us to show comparability which could delay development and regulatory approval of potential antibody products that we may obtain and manufacture for ourselves, including, for example, Zenapax.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission (FTC) and the Department of Health and Human Services (HHS) may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, there may be a similar risk with respect to all products currently developed and marketed by ESP Pharma, including Cardene IV, IV Busulfex, and Retavase.

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

We face an inherent business risk of exposure to product liability claims in the event that products sold by us or the use of products during research and development efforts or after commercialization results in adverse effects. This risk exists even with respect to any products that receive regulatory approval for commercial sale. While we maintain liability insurance for our products, it may not be sufficient to satisfy any or all liabilities that may arise. Also, adequate insurance coverage may not be available in the future at acceptable cost, if at all.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2005 to November 7, 2005, our common stock closed as high as $29.92 per share and as low as $13.85 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

Future changes in financial accounting standards, including changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  For example, the FASB recently enacted SFAS 123R, which will require us to adopt a method of determining the compensation expense of our employee stock options and report them in the captions of our financial statements. The compensation expense reported under SFAS 123R will have a significant adverse effect on our reported financial condition and may impact the way we conduct our business.

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

Holders of the 2005 Notes may require us to purchase all or any portion of their 2005 Notes upon a fundamental change, which generally is defined as the occurrence of any of the following: (1) our common stock is not traded on a national securities exchange or listed on The Nasdaq National Market; (2) any person acquires more than 50% of the total voting power of all shares of our capital stock; (3) certain mergers, consolidations, sales or transfers involving us occur; or (4) our board of directors does not consist of continuing directors. In certain situations, holders of the 2005 Notes will not have a repurchase right even if a fundamental change has occurred.  In addition, we may not have sufficient cash funds to repurchase the 2005 Notes upon such a fundamental change. Although there are currently no restrictions on our ability to pay the purchase price, future debt agreements may prohibit us from repaying the purchase price. If we are prohibited from repurchasing the 2005 Notes, we could seek consent from our lenders at the time to repurchase the 2005 Notes. If we are unable to obtain their consent, we could attempt to refinance their debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from repurchasing the 2005 Notes upon a fundamental change. If we were unable to purchase the 2005 Notes upon a fundamental change, it would result in an event of default under the indenture. An event of default under the indenture could result in a further event of default under our other then-existing debt. In addition, the occurrence of the fundamental change may be an event of default under our other debt, which could have a significant adverse affect on our financial condition.

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

Charges to earnings and related amortization of assets resulting from our acquisitions may adversely affect the market value of PDL’s common stock following the merger.

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, our acquisition of Retavase and our acquisition of Zenapax using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions.  Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. PDL will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of goodwill becomes impaired in the future, PDL may be required to incur material charges relating to the impairment of goodwill. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of PDL’s common stock.

Failure to achieve revenue targets or raise additional funds in the future may require the combined company to delay, reduce the scope of or eliminate one or more of its planned activities.

The acquisition of ESP Pharma and certain rights to Retavase required cash payments of approximately $435.5 million. While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•      the extent to which Cardene IV is commercially successful;

•      the extent to which Retavase sales can be maintained or increased from recent historical levels;

•      the progress, level and timing of research and development activities related to clinical trials we are conducting or that are being conducting in collaboration with our partners, including clinical trials with respect to daclizumab, Nuvion, ularitide and M200;

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

In addition, product sales from ESP Pharma products face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of its products. Many of the marketed products are generic versions of brand-name products with declining total sales levels. Additionally, some of our brand-name products are subject to competition from generic products. As a result, we face competition for our marketed products from brand-name pharmaceutical companies and from companies focused on generic pharmaceutical markets. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than our products, or that would render our products obsolete or noncompetitive.

For the year ended December 31, 2004, approximately 34% of the ESP Pharma net product sales resulted from the sale of the off-patent products Tenex®, Sectral®, Ismo® and Declomycin. These products historically accounted for a majority of the cash flow from operations of ESP Pharma. We do not consider these products as strategic assets and we are in the process of selling them. The related intangible assets were classified as held for sale with a fair market value less than the carrying amount as of September 30, 2005. As such, an impairment loss of approximately $15.2 million was recognized in the three months ended September 30, 2005 (see Note 10 of the Financial Statements in Part I, Item 1 of this Quarterly Report). If sales of Cardene IV and Retavase do not perform as planned and we are unable to maintain the cash flow returns from or successfully divest these off-patent products, our ability to achieve positive cash flow from operations could be delayed.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of September 30, 2005, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the nine months ended September 30, 2005 and 2004, there was no material foreign currency exchange impact on our Consolidated Condensed Statements of Operations from our intercompany transactions. As of September 30, 2005, we did not engage in foreign currency hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 30, 2005, our CEO and CFO, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q. Although we identified a material weakness in our internal controls as described below, management believes that our disclosure controls and procedures were sufficient to ensure that the financial data included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Changes in internal controls.  During our review of the results of operation for the quarter ended September 30, 2005, we identified a material weakness in the operation of our internal controls over financial reporting as defined in Public Company Accounting Oversight Board (“PCAOB”) Standard No. 2 related to our failure to effectively and timely operate an existing internal control with respect to a non-recurring item. In particular, with respect to the asset impairment of our off-patent branded products, due in principal part to staffing resource limitations and the recent addition of new personnel to supplement our existing finance organization, we failed to timely assess the existence of indicators of impairment of these intangible assets in accordance with our existing internal controls.

We have discussed this matter with our independent auditors and our Audit Committee and are implementing increased staffing plans, including the retention of consulting resources through at least the close of the first quarter of 2006 and timelier review processes to ensure timely compliance with our existing internal controls. This remediation effort has already commenced and our expectation is that this material weakness will be remediated in the fourth quarter of 2005. We continue to improve and refine our internal controls and our compliance with existing controls is an ongoing process.

Also, in April 2005, we implemented a new enterprise resource planning software, SAP, in part in order to increase the automation of our internal controls over financial reporting. We are in the process of evaluating and assessing whether this change in our internal controls has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have expended significant resources, such evaluation and assessment is ongoing and we plan to test this system for our 2005 fiscal year.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Our collaboration agreement and purchase agreement with Biogen Idec became effective as of the closing on September 12, 2005 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Overview; Significant Events”). As previously disclosed on a Current Report on Form 8-K filed on September 12, 2005, at the closing, Biogen Idec purchased 4,058,935 shares of PDL common stock for aggregate proceeds to PDL of approximately $100 million (the “Stock Sale”). The Stock Sale was an unregistered sale of shares, and was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering, to a single person, Biogen Idec, an accredited investor.

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

4.3

Registration Rights Agreement between the Company and Goldman, Sachs & Co., Citigroup Global Markets Inc. and UBS Securities LLC dated as of February 14, 2005.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 14, 2005.)

10.1

Collaboration Agreement between the Company and Biogen Idec, dated as of September 12, 2005. (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

10.2	Transition Agreement dated as of September 15, 2005 between the Company and Glen Sato. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 19, 2005.)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

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

Dated: November 8, 2005

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer

/s/ George Jue
George Jue
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)