Form 10-Q/A
period 2005-09-30
PROTEIN DESIGN LABS INC/DE
filed 2005-11-14
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We have amended Item 4, Controls and Procedures, and the related risk factor, “If we are unable to favorably assess the effectiveness of internal control over financial reporting, or if our independent registered public accounting firm are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.”  No amendment has been made to the Financial Statements, including the Consolidated Condensed Statements of Operations, Balance Sheets and Statements of Cash Flows, as previously filed and reported.

References to Form 10-Q throughout this document refer to this amended Form 10-Q/A.

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

10. Asset Impairment Charge

In March 2005, we acquired both branded and off-patent branded products through the acquisition of ESP Pharma. In June 2005, we engaged a financial advisor to market our off-patent branded products for sale. During the third quarter of 2005, we received inquiries from multiple potential buyers to acquire the off-patent branded products and the related inventory. Based on the indications of interest that we have received, we concluded that the net carrying value of these product rights and related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the net carrying value of these product rights to $11.0 million. As of September 30, 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights. In addition, we reserved $1.0 million of this off-patent inventory on hand as of September 30, 2005 based on its expected realizable amount. We anticipate that a sale of these products will be completed in the fourth quarter of 2005.

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

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of September 30, 2005 are as follows:

	Payments due by period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases	$4,146	$5,698	$607	$400	$10,851
Long-term debt	1,288	2,289	2,278	4,650	10,505
Convertible debentures	11,875	23,750	260,000	255,000	550,625
Construction contracts	6,063	1,237	—	—	7,300
Contract manufacturing and other	1,691	—	—	—	1,691

Total contractual obligations	$25,063	$32,974	$262,885	$260,050	$580,972

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal control over financial reporting successfully in 2004.  In 2005, we will not only be required to conduct corresponding tests for our new enterprise resource planning software from SAP, but also must review and consider the requirements of Section 404 as applied to our recently acquired operations from ESP Pharma.  Since ESP Pharma operated as a private company, they were not required to, and did not complete the documentation, testing and possible remediation efforts that would have been required had they been subject to Section 404. Many of the individuals responsible for operations and finance at ESP Pharma have recently departed and we are in the process of transferring many of the finance functions to PDL from ESP Pharma. As it is not possible for us to conduct an assessment of ESP Pharma’s internal control over financial reporting prior to the management report for Section 404 compliance, we are permitted and have elected to exclude the ESP Pharma operations from the Section 404 compliance requirements for the year ending December 31, 2005. However, there can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2005. The Section 404 compliance process has resulted, and will continue to result, in increased expenses and the devotion of significant management resources. For example, during our review of the results of operation for the quarter ended September 30, 2005, we identified a material weakness in the operations of our internal controls over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 related to the failure of an existing internal control to operate effectively with respect to an impairment review regarding the net carrying value of certain intangible assets and inventory representing the off-patent branded products acquired in the business combination with ESP Pharma. We have undertaken efforts to remediate this material weakness through the addition of staff and consulting resources. However, if we cannot correct the material weakness we have identified prior to the end of fiscal year 2005, or if we experience other problems that prevent the favorable assessment of the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment in the future, investor confidence and our stock price could be adversely affected.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our CEO and CFO, with the participation of management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Based on this evaluation, our CEO and CFO have concluded, as of September 30, 2005, that our disclosure controls and procedures, which are designed to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q, were not effective as a result of a material weakness in our internal controls over financial reporting discussed below.

Changes in internal controls.  During our review of the results of operations for the quarter ended September 30, 2005, we identified a material weakness in the operations of our internal controls over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 related to the failure of an existing internal control to operate effectively.  Specifically, with respect to the third quarter of 2005 we did not complete an impairment review with regard to the net carrying value of certain of the intangible assets and inventory acquired in the business combination with ESP Pharma Holding Company, Inc. (“ESP Pharma”) which was completed on March 23, 2005.  During the third quarter of 2005, the Company decided to sell four off-patent branded products acquired from ESP Pharma.  Also, during September 2005 there was an indication of impairment as the proceeds likely to be received in such as sale would be materially less than the net carrying value of the related intangible assets and inventory as of September 30, 2005.

A key control in our non-recurring transactions process specifically requires that at least quarterly management undertake a review of our long-lived assets to assess whether any indicators of impairment exist and, if necessary, complete the associated test to determine if the asset value is recoverable or if an impairment charge is required.  This key control also requires that the final analysis and related journal entry be reviewed and approved by the VP of Finance.  This control did not operate effectively during the financial statement close process for the quarter ended September 30, 2005, due in principal part to staffing resource limitations.  While adjustments were recorded in the consolidated condensed financial statements to reflect the correct impairment charge and associated reporting as of September 30, 2005 and for the three and nine month periods then ended, the impairment review and related test were not completed in a manner such that the resultant outcome, which was an impairment charge of $15.2 million, was reflected timely in our consolidated condensed financial statements provided to our independent registered public accounting firm for their review.

We have discussed this matter with our independent registered public accounting firm and our Audit Committee.  We are implementing plans to recruit additional full-time staff in the accounting and finance functions.  Further, in the near term we are retaining additional finance consulting resources through at least the first quarter of 2006, while we increase our permanent staffing levels, to facilitate the effective operation of our internal controls over financial reporting.  We also plan to complete a more timely review during our financial statement close process to ensure compliance with our existing internal controls over financial reporting.

Since our acquisition of ESP Pharma on March 23, 2005, we have expanded our internal controls over financial reporting to include consolidation of ESP Pharma’s results of operations, as well as acquisition-related accounting and disclosures. We are in the process of evaluating and assessing whether these expanded internal controls have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Although we have expended significant resources, such evaluation and assessment is ongoing. Since ESP Pharma operated as a private company, they were not required to, and did not complete the documentation, testing and possible remediation efforts that would have been required had they been subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). As it is not possible for us to conduct an assessment of ESP Pharma’s internal control over financial reporting prior to the management report for Section 404 compliance, we are permitted and have elected to exclude the ESP Pharma operations from the Section 404 compliance requirements for the year ending December 31, 2005.

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

10.1

Collaboration Agreement between the Company and Biogen Idec, dated as of September 12, 2005. (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 8, 2005.)

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

Dated: November 10, 2005

PROTEIN DESIGN LABS, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Glen Sato
Glen Sato
Senior Vice President and Chief Financial Officer

/s/ George Jue
George Jue
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)