Form 10-K
period 2005-12-31
PDL BIOPHARMA, INC.
filed 2006-03-16
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-19756

PDL BIOPHARMA, INC.

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

Common Stock, Par value $.01

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and ask price of the common stock on June 30, 2005, as reported on the NASDAQ National Market System, was approximately $1,587,481,697.

As of March 13, 2006, the registrant had outstanding 114,182,089 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the definitive proxy statement with respect to the 2006 Annual Meeting of Stockholders to be filed subsequently by PDL BioPharma, Inc. with the U.S. Securities and Exchange Commission (hereinafter referred to as the “Proxy Statement”).

PART I

This Annual Report (including all of its Parts) for PDL BioPharma, Inc. includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “PDL” mean PDL BioPharma, Inc. and its subsidiaries (unless the context indicates a different meaning).

PDL BioPharma, the PDL logo, HuZAF™ and Zamyl™ are considered trademarks and Retavase®, Busulfex®, and Nuvion® are registered trademarks of PDL. Cardene® and Zenapax® are registered trademarks of Hoffmann-La Roche (Roche). All other company names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1. BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We are a fully integrated, commercial biopharmaceutical company with proprietary marketed products, a growing and diverse operating revenue base and a broad, proprietary pipeline. We market and sell products in the acute-care hospital setting in the United States and Canada and receive royalties through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. Our product development pipeline includes six investigational compounds in Phase 2 or Phase 3 clinical development for hepatorenal syndrome, inflammation and autoimmune diseases, cardiovascular disorders and cancer.

Our products are sold through our hospital-focused sales force which focuses on the cardiac, neurological and intensive care unit sections. Cardene IV is the only branded, U.S.-approved dihydropyridine class calcium channel blocker delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of ventricular function following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. IV Busulfex, an IV formulation of busulfan, is a chemotherapeutic agent used as part of a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia. IV Busulfex provides anti-tumor effect to eradicate residual malignancy, ablation of the bone marrow to make space for the new source of stem cells and to provide immunosuppression to prevent graft rejection.

Nearly half of our revenues generated in 2005 were from royalties paid for use of our patented antibody humanization technology as applied to mouse antibodies. By making certain modifications to the mouse antibody that make it more like a human antibody, our technology enhances the utility of such antibodies, while retaining their biological activity, for human therapeutic use. We believe our technology for the creation of humanized therapeutic monoclonal antibodies is widely validated in our industry, based on the existence of multiple approved and licensed antibodies.

We have licensed and will continue to offer to license our patents covering numerous humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. Eight of the nine humanized antibodies currently approved by the U.S. Food and Drug Administration (FDA) are licensed under our patents and generated royalties to PDL in 2005: Genentech Inc.’s (Genentech) Avastin™, Herceptin®, Xolair® and Raptiva®; MedImmune, Inc.’s (MedImmune) Synagis®; Wyeth’s Mylotarg®; Elan Corporation, Plc’s (Elan) Tysabri® and Roche’s Zenapax®. Combined annual worldwide sales of these products exceeded $4.0 billion in 2005. We are aware of more than 90 humanized antibodies in development worldwide by various pharmaceutical and biotechnology companies, and we have entered into patent agreements which may cover many of these products.

While we currently market drugs and continue to pursue humanization licenses, we are making significant investments in our future product pipeline, both alone and with our co-development partners. We believe these investments in research and clinical development activities may lead to an expanded product portfolio, and make a significant contribution to the company’s future revenue and growth potential.

2005 was a year of significant growth for PDL. During the year, we acquired ESP Pharma Holding Company, Inc. (ESP Pharma) a privately held, hospital-focused pharmaceutical company, and we acquired from Centocor, Inc. (Centocor) the right to manufacture, develop, market and distribute Retavase in the United States and Canada. The acquisitions of ESP Pharma and Retavase enabled us to be a fully integrated, hospital-focused biopharmaceutical company. Consistent with our strategy of entering into development and commercialization partnerships for those pipeline programs which would be commercialized largely outside the hospital setting, in August 2005, we entered into a collaboration agreement with Biogen Idec, Inc. (Biogen Idec), a global biotechnology leader with products and capabilities in oncology, neurology and immunology, for the joint development, manufacture and commercialization of three of our Phase 2 antibody products. In October 2005, we expanded our existing relationship with Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer-term maintenance therapy (transplant maintenance). The addition of marketed products resulting from the ESP Pharma and Retavase acquisitions, as well as the financial effects of the Biogen Idec and Roche collaborations, contributed to the achievement of positive cash flows from operations in the fourth quarter of 2005.

In order to better reflect our status as a commercial biopharmaceutical company, on January 9, 2006, we changed our name from Protein Design Labs, Inc. to PDL BioPharma, Inc. This change coincided with the merger of ESP Pharma into PDL to create a single organization and operating structure. ESP Pharma had been operating as a wholly-owned subsidiary since the acquisition in the first quarter of 2005.

OUR BUSINESS AND COMMERCIALIZATION STRATEGY

Our business and commercialization strategy is to continue our evolution from a company dependent on licensing activities, development arrangements, humanization services and royalties as the primary sources of revenues to a commercial enterprise that derives the majority of its revenues from sales of proprietary products. Key elements of our strategy include the following:

•	Fully-integrated commercial organization. Our hospital sales force is dedicated to the acute-care setting. In the hospital setting, our sales force focuses on decision making in the cardiac, neurological and intensive care units and in emergency departments. We have expanded the sales force from 68 field representatives as of the date of the ESP Pharma acquisition in March 2005 to 118 field representatives as of December 31, 2005. The expanded sales force markets our three biopharmaceutical products, Cardene IV, Retavase and IV Busulfex, to nearly 1,600 hospitals in the United States, an increase from approximately 800 hospitals at the time of the acquisition.

•	Development of proprietary drugs. Our aim is to develop antibody- or other protein-based products from our internal discovery efforts, as well as to selectively and opportunistically in-license proprietary therapeutic candidates. Our current stated aim is to derive on average one new U.S. investigational new drug (IND) candidate per calendar year, and augment this pipeline generation through additional in-licensing at various stages of development. Our most advanced clinical-stage program is the Phase 3 program for terlipressin, conducted by our partner Orphan Therapeutics, LLC (Orphan Therapeutics) for the treatment of type 1 hepatorenal syndrome. If the development program for terlipressin is successful and terlipressin subsequently gains regulatory approval for therapeutic use in the United States and Canada, our goal is to expand our North American hospital-focused sales and marketing operation. The additional field representatives would focus on the marketing of terlipressin and IV Busulfex. If we have success in the development program for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis, and Nuvion subsequently gains regulatory approval for therapeutic use in the United States and Canada, such infrastructure also would be complementary to our potential marketing needs for a Nuvion launch.

•	Shared Development and Commercialization arrangements. Our goal is to market our hospital-focused products in North America. However, three of our products in development address indications that require specific expertise or large development and marketing efforts, such as multiple sclerosis (MS), respiratory diseases and some oncology indications, and our stated strategy for those products is to seek large partners with global development, manufacturing and commercialization capabilities. Therefore, we have partnered with Biogen Idec for the joint development and commercialization of three Phase 2 antibodies – daclizumab in MS and all indications not covered under the Roche agreements, M200 in all indications and HuZAF in all indications. In addition, we have partnered with Roche for the joint development and commercialization of daclizumab in asthma and related respiratory diseases, as well as chronic organ transplant maintenance. In each of these collaborative alliances, we have received upfront licensing payments, and may receive milestone payments related to successful development and commercialization. We share with these partners the cost of clinical development and will share operating profits on any future product sales, or in certain markets, receive royalties. With respect to each of the other products we are currently developing, we may in the future consider partnering arrangements for these compounds if partnering would be consistent with our current objectives.

OUR MARKETED PRODUCTS

Marketed Products. Our portfolio of actively marketed products currently consists of three biopharmaceutical products:

•	Cardene IV. Cardene IV is the only branded, U.S.-approved dihydropyridine class calcium channel blocker delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. The product is patent protected through November 2009. This patent covers a process for producing the pharmaceutical composition being used in injectable form.

Many surgical patients develop hypertension during or following surgery. Patients receive Cardene IV to reduce high blood pressure during or after surgery. The primary driver in future growth of Cardene IV will be the effective marketing by the expanded sales force to hospitals in the United States plus potential new specialty dosing formulations and indications.

•	Retavase. Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of ventricular function following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. AMI is the leading cause of death in the United States. We re-launched Retavase in late April 2005 after acquiring it in March 2005.

•	IV Busulfex. IV Busulfex, an IV formulation of busulfan, is a chemotherapeutic agent used as part of a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia. IV Busulfex provides anti-tumor effect to eradicate residual malignancy, ablation of the bone marrow to make space for the new source of stem cells and to provide immunosuppression to prevent graft rejection. Its U.S. patent expires in 2015. IV Busulfex competes with other unapproved conditioning regimens including oral busulfan tablets, which are cumbersome in their dosing and have a more variable or slower onset of action compared to IV Busulfex.

IV Busulfex was launched in Europe by Pierre Fabre Medicament S.A. (Pierre Fabre) and in several Asian countries by Kirin Brewery Company, Limited (Kirin) and is expected to be launched in Japan in 2006. Both Pierre Fabre and Kirin are our exclusive distributors in their territories.

Sales Force. Our biopharmaceutical products are sold through wholesale distributors to nearly 1,600 hospitals in the United States. Our hospital-focused sales force is committed to the acute-care setting and has grown from 68 field representatives as of the date of the ESP Pharma acquisition to 118 field representatives as of December 31, 2005. In the hospital setting, our sales force focuses on the cardiac, neurological and intensive care unit sections.

Manufacturing and Logistics. We outsource the manufacturing of Cardene IV, Retavase and IV Busulfex to third-party contract manufacturers located in the U.S. Specialty Pharmaceutical Services (SPS), a subsidiary of Cardinal Health 105, Inc., handles a number of distribution and trade functions for us including: warehousing, distribution, receiving orders from customers, invoicing and collection of receivables. All of our finished product inventory is shipped directly from SPS’s third-party warehouse. Warehousing of active pharmaceutical ingredients and the overall management of our product supply chain are the responsibilities of our Minnesota-based manufacturing operations.

Divestiture of Off-Patent Brands. In March 2005, we acquired both branded and off-patent branded products through the acquisition of ESP Pharma. Our net sales of the off-patent branded products in 2005 were $9.8 million during the nine months of 2005 in which we marketed these products. As we are committed to the development, manufacture and commercialization of proprietary biopharmaceutical products, marketing the off-patent branded products was inconsistent with our strategy. Accordingly, during the first quarter of 2006, we obtained consent from Wyeth necessary to transfer all rights to Declomycin and our other three off-patent branded products. The transfer of rights to Declomycin to Glades for total cash proceeds of $8.3 million was completed in February 2006, and we sold the rights to Sectral, Tenex and Ismo to Dr. Reddy’s Laboratories Limited for total cash proceeds of $2.7 million in March 2006. Currently, we do not expect to recognize any material gain or loss from the sale. We are now entitled to royalty payments from Glades on sales of Declomycin.

OUR PRODUCTS IN CLINICAL DEVELOPMENT

We are engaged in the discovery and development of protein-based therapeutic products, with the majority of our emphasis based upon deriving humanized antibody product candidates employing our proprietary platform. We currently have six product candidates in clinical development for various disease indications. Four of these are antibodies and are in clinical development with a near-term emphasis on autoimmune and inflammatory diseases and cancer, specifically inflammatory bowel disease, asthma, MS and solid tumors. The remaining two product candidates, ularitide and terlipressin, were added to the portfolio through our acquisition of ESP Pharma.

The following table summarizes the potential therapeutic applications and development status under various clinical development programs. Not all clinical trials for each program are listed. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors.”

Product Candidate	Indication(s)	Status

Terlipressin (synthetic peptide)	Type 1 hepatorenal syndrome	Phase 3 (conducted by a partner)

Nuvion (visilizumab, anti-CD3)	Intravenous steroid-refractory ulcerative colitis	Phase 2 / 3

	Crohn’s disease	Phase 2

Ularitide (synthetic peptide)	Acute decompensated heart failure	Phase 2

Daclizumab (anti-IL-2 receptor)	Asthma	Phase 2

	Multiple sclerosis	Phase 2

	Solid organ transplant maintenance	Phase 2

M200 (volociximab, anti-a5ß1 integrin)	Advanced solid tumors	Phase 2

HuZAF (fontolizumab, anti-gamma-interferon)	Crohn’s disease	Phase 2

	Rheumatoid arthritis	Phase 2

Terlipressin. Terlipressin is a synthetic, 12-amino acid peptide (1-triglycyl-8-lysine-vasopressin) derived from the natural hormone lysine-vasopressin. Due to its constrictive activity on vascular and extra-vascular smooth muscle cells (V-1 agonist), it reduces blood flow in the splanchnic area, and thereby lowers portal blood pressure.

Terlipressin is in Phase 3 clinical development for the treatment of type 1 hepatorenal syndrome. Hepatorenal syndrome is the development of a functional renal failure in patients with end-stage liver disease in the absence of any other cause of renal pathology. Type 1 hepatorenal syndrome is characterized by rapid deterioration of renal function, with a median survival time of less than two weeks, unless liver transplantation is performed. The treatment of choice is liver transplantation, if the patient is suitable for transplantation and survives until a transplant is available. Terlipressin currently is not available in the United States or Canada, but has been marketed for more than 20 years outside the United States and Canada and is considered a standard of care for the treatment of esophageal variceal hemorrhage.

Under an agreement with Orphan Therapeutics, we hold exclusive marketing, sales and distribution rights for terlipressin in the United States and Canada. Orphan Therapeutics holds the IND application for terlipressin and is conducting the Phase 3 clinical trial in the United States and Europe. The ongoing clinical study, conducted by Orphan Therapeutics, is a double-blind, placebo-controlled Phase 3 trial of terlipressin in patients with type 1 hepatorenal syndrome. In this study, patients receive terlipressin, or placebo, given intravenously at 1-2 mg every six hours. Therapy is continued until creatinine decreases to less than or equal to 1.5 mg/dl for at least 48 hours, or for a total of 14 days, unless treatment fails or the patient undergoes liver transplantation.

In April 2005, the FDA granted “fast track” status to the development of terlipressin for the treatment of patients with type 1 hepatorenal syndrome. The FDA grants fast track status under the Food and Drug Administration Modernization Act of 1997 to facilitate the development and to expedite the review of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address an unmet medical need. The fast track process includes the potential for more frequent meetings with the FDA to receive their input into the development plan, the option to be considered for the submission of a New Drug Application serially in sections rather than submitting all components simultaneously, and the potential to be considered for priority review and/or accelerated approval. Fast track designation does not mean that the FDA will expedite approval of the product nor does it increase the likelihood of approval of the product. Terlipressin previously had been granted Orphan Drug status, a designation from the FDA that a drug in development addresses a rare disease or condition and that, if approved for marketing in the Untied States, will receive seven years of marketing exclusivity.

Nuvion (visilizumab, anti-CD3). Nuvion is a humanized monoclonal antibody that is directed at the CD3 antigen on activated T cells. Increasing evidence implicates T lymphocytes as the primary immune cells mediating the induction and progression of inflammatory bowel disease. While the mechanism of action of Nuvion in ulcerative colitis is still being characterized in ongoing studies, early research has demonstrated that Nuvion induces selective programmed cell death of activated, but not resting T cells in vitro, which may provide therapeutic benefit in ulcerative colitis.

Nuvion is in a Phase 2/3 clinical study in patients with IVSR-UC. This refractory patient population has no approved medical alternatives and generally requires surgery.

We have conducted a Phase 1/2 trial of Nuvion in this patient population. In the Phase 1 dose-ranging portion of this study, we explored four dose levels, from 5 µg/kg to 12.5 µg/kg given intravenously on days 1 and 2 as a bolus injection. This study enrolled patients with Epstein-Barr virus levels up to 5,000 copies/ml and had an exploratory provision for re-treatment of patients who have an initial response, but relapse within one year. Following the completion of the study, the 5 µg/kg dose was selected as the optimal dose for use in subsequent studies.

In each of the ulcerative colitis studies of Nuvion reported to date, the most common adverse events have been associated with cytokine release syndrome, which generally consists of flu-like symptoms and is typically characterized by fatigue, nausea, chills and headache. The symptoms were generally transient in nature, were seen less frequently following the second day of treatment and were typically resolved within 24 hours following the second treatment. In addition, Nuvion administration results in transient depletion of T cells and frequently a corresponding transient rise in EBV titers. To date, there have not been obvious clinical signs or symptoms associated with these laboratory abnormalities in ulcerative colitis patients, although an increased rate of infection and/or lymphoproliferative disease is a theoretical possibility. Nuvion administration also results in the generation of antibodies, including neutralizing antibodies in some patients. Rare allergic reactions have also been associated with Nuvion administration.

We conducted a Nuvion end-of-Phase 1 meeting with the FDA in the first quarter of 2005. As a result of these discussions, we plan to conduct two pivotal clinical trials and a retreatment study of Nuvion in the setting of intravenous steroid-refractory ulcerative colitis (IVSR-UC). The first pivotal study is a Phase 2/3 clinical trial, which was initiated in the first quarter of 2006. A total of up to 150 patients will be randomized to receive visilizumab 5 µg/kg given IV on days one and two, or placebo, using a 2:1 randomization scheme. The primary endpoint is the assessment of response using the Mayo Clinic score at day 45. The Mayo Clinic score includes an assessment of the colon by endoscopy. An independent Data and Safety Monitoring Committee (DSMB) will review the data after 60 patients have been enrolled. If the DSMB determines it is appropriate for the trial to continue, the Phase 3 component of the study with an additional 90 patients will be initiated, and a second Phase 3 trial also will begin. This second trial also is expected to have a sample size of 150, with the same visilizumab regimen as the Phase 2/3 study. It will not be necessary to use EBV status as criteria for enrollment in either of these trials. Both trials will be performed as multinational studies and each is expected to have a total of 60 sites in North America and Europe. The FDA reviewed the study protocols before the initial pivotal study was initiated. A retreatment study is being initiated in the first half of 2006.

The Phase 1/2 clinical trial included an exploratory option to retreat patients. Patients were eligible for retreatment if they received visilizumab previously, had a response to their initial treatment and then had worsening of their symptoms within a year of the initial treatment. As of February 2006, 17 patients have been retreated in this ongoing study. The safety profile for retreated patients is very similar to the initial treatment, except for an apparent decrease in the symptoms of cytokine release syndrome. In this relatively small group of retreated patients, the clinical response to therapy has been similar to the initial treatment. None of the patients had positive titers of anti-visilizumab antibodies at the time of retreatment. There have been no apparent infusion reactions associated with retreatment. The visilizumab pharmacokinetics in these patients are very similar to the initial treatment course.

We have received fast track status from the FDA for the investigation of Nuvion in patients with IVSR-UC. The fast track designation does not guarantee that the Nuvion program will qualify for or be able to take advantage of the expedited review process and/or accelerated approval process and it does not increase the likelihood that Nuvion will receive regulatory approval.

Nuvion additionally is being evaluated in two small open-label Phase 2 studies for the potential treatment of severe Crohn’s disease. Data from the first of these studies is expected to be presented at or around the time of the Digestive Disease Week conference held in the United States in May 2006. We also are evaluating the potential for pursuing other clinical indications for Nuvion, although our near-term focus continues to be in the area of severe inflammatory bowel disease.

Ularitide. Ularitide is a synthetic form of a naturally occurring human protein which is produced in the kidney, where it regulates levels of fluid and sodium. When injected into the blood stream, ularitide causes relaxation of blood vessels, specifically in the arteries that feed the kidneys, lungs and heart, and stimulates natriuresis (excretion of abnormal amounts of sodium into the urine) and diuresis (increase in urination). Ularitide currently is in development for the treatment of acute decompensated heart failure (ADHF). CardioPep Pharma, GmbH (CardioPep Pharma), a biotechnology company based in Germany, has conducted clinical development of ularitide in ADHF including the SIRIUS II Phase 2 clinical trial. PDL has obtained from CardioPep Pharma worldwide rights for the subsequent development and marketing of ularitide in all disease settings.

The SIRIUS II trial was a randomized, double-blind, placebo-controlled clinical trial conducted at 19 centers across Europe. A total of 221 patients were randomized equally to receive ularitide 7.5, 15, or 30 ng/kg/min given intravenously as a 24-hour infusion, or placebo. The two primary endpoints in the study were change in pulmonary capillary wedge pressure (PCWP), a measurement of lung vessel pressure, and change in dyspnea (shortness of breath) score, at six hours. Secondary endpoints included serum creatinine levels (a standard measure of kidney function) and mortality.

The findings demonstrated a significant decrease in pulmonary pressure (p<0.05) as measured by PCWP at six hours. Ularitide treatment also was associated with a significantly improved dyspnea score (p<0.05) in all three dosing groups compared to placebo. Dyspnea was assessed using a standard dyspnea scale, which measures a patient’s perception of their change in shortness of breath.

Serum creatinine levels were unchanged in patients treated with ularitide compared to placebo through 72 hours. This finding suggests that ularitide may not negatively affect kidney function in study patients. There was no increase in mortality in the ularitide treatment groups compared to placebo. The mortality rate through day 30 was higher in the placebo group compared to the three ularitide groups: 13.2% in the placebo group and 3.3% (p=0.080, compared to placebo), 3.8% (p=0.16), and 1.8% (p=0.029) in the 7.5, 15 and 30 ng/kg/min groups, respectively.

Ularitide was well tolerated by patients in the study. The most frequent adverse event was hypotension, which occurred in 1.9% of placebo patients and in 8.3%, 11.3%, and 16.4% of patients in the 7.5, 15, and 30 ng/kg/min groups, respectively.

The studies of ularitide for the treatment of acute decompensated congestive heart failure have been conducted in Europe by CardioPep Pharma. We filed an IND application in the United States in the fourth quarter of 2005 and plan to subsequently initiate a U.S.-based Phase 2b clinical trial during the first quarter of 2006, in which we expect to enroll patients from centers in the United States, Europe, Israel and Australia. This study is evaluating the 15 ng/kg/min dose and uses a composite endpoint, including a physician’s global assessment, patient-assessed dyspnea and a need for co-intervention. Mortality is a secondary endpoint. Patients will be followed for six months. Separately, we are discussing with the European Medicines Agency (EMEA), using the Scientific Advice procedure, the possibility of using data from a single Phase 3 study as the basis for a marketing approval application in the European Union. There can be no assurance that the discussions with the EMEA will permit us to receive marketing approval using data from a single Phase 3 study.

Daclizumab (Zenapax, anti-IL-2 receptor). Daclizumab binds to the IL-2 receptor on immune system cells known as T cells. IL-2 is a cytokine, one of the substances released by cells as part of the normal immune response as well as in certain autoimmune diseases and often following organ transplants. IL-2 stimulates T cells to divide and participate in an immune response. Daclizumab blocks the binding of IL-2 to its receptor on T cells, suppressing an immune response by inhibiting the proliferation of activated T cells.

The FDA approved daclizumab in December 1997 for the prevention of acute kidney transplant rejection, making it the first humanized antibody to be approved anywhere in the world. Daclizumab is currently marketed by our licensee, Roche, under the brand name Zenapax in the United States, Europe and other territories for acute kidney transplant indication. We have completed Phase 1 trials in healthy volunteers to support asthma and transplant maintenance indications and we are currently conducting a Phase 2 trial for MS.

In September 2004, we and Roche announced the co-development of the subcutaneous formulation of daclizumab (daclizumab s.c.) in asthma and related respiratory disorders. In November 2005, we announced a further expansion of our partnership with Roche to co-develop and commercialize daclizumab for organ transplant patients on long-term, maintenance therapy. Our agreement with Roche provides for sharing of expenses and responsibilities, and collaborative decision making on development programs and other matters. See “Collaboration Agreements and Strategic Transactions” below for a more detailed description of our arrangement with Roche on daclizumab. The use of daclizumab s.c. as an element of maintenance treatment may allow for the reduction, and potential elimination, of more toxic drugs from transplant patient maintenance regimens. During 2005, we conducted a single-dose and a multiple-dose Phase 1 clinical trials of daclizumab s.c. in healthy volunteers, intended to gather additional experience with the PDL-manufactured subcutaneous formulation. We and Roche intend to initiate a subsequent Phase 2b clinical trial in patients with moderate-to-severe persistent asthma.

Effective as of September 2005, we entered into a collaboration agreement with Biogen Idec, a global leader in MS, for the joint development, manufacture and commercialization of three Phase 2 antibody products, including shared development and commercialization of daclizumab in MS and other indications not covered under our Roche agreements. Our agreement with Biogen Idec provides for shared responsibilities, expenses and profits, as well as joint decision making on development plans and other commitment such as manufacturing. See “Collaboration Agreements and Strategic Transactions” below for a more detailed description of our partnering agreement.

In a pilot study conducted in 2002 and 2003 through the National Institutes of Health, daclizumab was evaluated in combination with interferon-beta therapy in patients with relapsing remitting MS who had partially or completely failed to respond to interferon-beta therapy. In that study, daclizumab was well tolerated and led to a greater than 75% reduction in inflammatory activity in the majority of patients, as measured by reduction in contrast enhanced MRI-scanned lesions.

A Phase 2 clinical trial of daclizumab, combined with beta interferon, in relapsing-remitting MS patients was initiated in the second quarter of 2005. We and Biogen Idec plan a second Phase 2 study using daclizumab as monotherapy, compared with placebo, in relapsing-remitting MS patients.

M200 (volociximab, anti-a5b1 integrin antibody). M200 is a direct anti-endothelial cell antibody that inhibits angiogenesis. Agents that inhibit angiogenesis are intended to block formation of blood vessels in tumors, thereby leading to slower tumor growth, cell death or inhibition of metastasis. M200 targets the activated subset of endothelial cells. These activated cells are found in the lining of blood vessels undergoing angiogenesis, and by inhibiting the binding of fibronectin to a5b1 integrin receptors, angiogenesis is inhibited. In vitro studies have shown that the antibody inhibits angiogenesis, including vessel formation induced by vascular endothelial growth factor (VEGF), basic fibroblast growth factor (bFGF), as well as other pro-angiogenic growth factors. As a result, the antibody may prove effective in treating tumors in which one or more growth factors contribute to angiogenesis.

Our anti-a5b1 integrin chimeric antibody program, M200, is in Phase 2 clinical studies for advanced solid tumors. We have previously reported interim clinical data from a Phase 1 study of M200. In the Phase 1 trial, 16 men and women between the ages of 29 and 81 (mean 58 years) with various solid tumor types refractory to standard therapy had been enrolled. Tumor types included colorectal, melanoma, hepatic, pancreatic and non-small cell lung cancers. The study data showed that adverse events were generally mild to moderate in intensity and included fatigue, nausea, constipation, headache, and anorexia. There were no severe or serious adverse events that were dose limiting or considered by investigators to be related to M200. In addition, 10 of 15 evaluable patients had stable disease as their best response, and five of six patients treated at the highest dose level reported, 15 mg/kg, achieved stable disease. Four patients with stable disease after 5 doses of M200 in the Phase I study continued treatment with M200 in a Phase 1 extension study. Three of these patients maintained stable disease for greater than 16 weeks over the two studies.

In 2005, we initiated a series of three open-label, Phase 2 clinical trials to study M200 in the treatment of renal, melanoma and pancreatic cancers. The renal cell carcinoma study is a single-agent trial, while the studies in the other malignancies are combination studies with standard therapy. We expect to present the first data from one or more of these M200 studies, at or during the American Society of Clinical Oncology meetings to be held in May 2006 in the United States.

For M200, development and commercialization in all disease settings is included under our Biogen Idec collaboration.

HuZAF (fontolizumab, anti-gamma interferon). Fontolizumab targets gamma interferon, a protein that stimulates several types of white blood cells and that has been shown by academic researchers to play a role in certain autoimmune diseases.

We conducted two Phase 2 studies of HuZAF in a total of approximately 329 patients with Crohn’s disease, a form of inflammatory bowel disease. In March 2004, we reported that HuZAF did not meet the primary endpoint in either trial following administration of a single intravenous dose. We did, however, in subset analysis of C-Reactive Protein (CRP)-elevated patients, identify very strong signals of activity.

A Phase 2 clinical trial of HuZAF in patients with rheumatoid arthritis was initiated in the first quarter of 2006. As with M200, we are collaborating with Biogen Idec in the further development and commercialization of HuZAF.

OUR PRODUCTS IN RESEARCH OR PRECLINICAL STAGE DEVELOPMENT

Based on our proprietary and focused antibody discovery capabilities, we are evaluating a number of additional therapeutic antibody candidates, at earlier stages of development, that may be useful for the treatment of autoimmune diseases and cancer. This effort is consistent with our stated aim of entering a proprietary candidate into clinical studies each calendar year beginning in 2006.

We anticipate that the next antibody to advance from our preclinical research pipeline to the clinical development stage will be a humanized antibody directed to an undisclosed target that is highly expressed in patients with multiple myeloma. In addition, we have several humanized antibody candidates in earlier research stages, the most-advanced of which could enter clinical trial studies over the next several years if ongoing preclinical development is successful.

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

More recently, improved forms of antibodies, such as humanized, human and chimeric antibodies, have been developed using recombinant DNA and other technologies. These new antibodies can minimize or avoid many of the problems associated with mouse antibodies and have led to a resurgence of interest in antibody therapeutics by the pharmaceutical and biotechnology industries. As a result of these advances, many monoclonal antibodies are now progressing into clinical trials. In particular, we are aware of approximately 60 humanized antibodies in clinical trials, including several antibodies addressing large markets.

Our Antibody Technology Platform

Our proprietary antibody technology platform has positioned us as a leader in the development of therapeutic antibodies that overcome many of the problems associated with mouse antibodies. Using our patented approach, “humanized” antibodies are designed to retain biological activity of mouse antibodies while incorporating human-like traits, which enhance the utility of such antibodies for human therapeutic use. Clinical trials and preclinical studies have shown that our humanized antibodies have the desired human-like antibody characteristics, low immunogenicity and a usefully long half-life, coupled with the important target binding activity of a mouse-derived antibody. Our researchers are continuously searching for new technologies and approaches to build upon our strong antibody know-how.

OUR RESEARCH

Our research efforts are focused on creating and developing humanized antibodies for the treatment of autoimmune diseases, inflammatory conditions and cancer. We have significant research activities aimed at the discovery of new antibodies and utilize various state-of-the-art research tools intended to optimize the efficiency of antibodies that may be useful for the treatment of certain diseases. These activities are intended to provide antibody product candidates for further preclinical and clinical development in our core disease areas. We use a variety of sophisticated methods to discover these targets. We also have in-licensed targets or antibodies, through collaborative research agreements, from academic institutions or other biotechnology or pharmaceutical companies and expect to in-license additional rights in the future in order to develop additional antibody-based products.

We validate targets that result from our own discovery efforts, our collaborations and in-licensing, by evaluating antibodies against these targets in a number of different in vitro and in vivo assays. Our validation activities help determine which antibodies have sufficiently potent biological activities for us to humanize them using our proprietary technology and subsequently enter them into preclinical testing and clinical development.

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

OUR ANTIBODY MANUFACTURING

Antibodies for use as human therapeutics are generally manufactured through the culture of mammalian cell lines, which produce the antibodies. We maintain facilities and personnel in California and Minnesota for the production and characterization of such cell lines. We also engage in process development activities intended to improve the productivity and other characteristics of such cell lines. We believe our knowledge and capabilities in this area provide a significant advantage over those companies that currently lack such fully integrated operations. In particular, we have more than a decade of manufacturing experience based upon a serum-free and protein-free production process, and we believe that this approach is a significant competitive advantage.

We manufacture antibodies for use as clinical trial material in an approximately 45,000 square-foot manufacturing facility in Plymouth, Minnesota, which we have leased since 1992. We currently manufacture Nuvion, daclizumab, fontolizumab and other preclinical antibodies in that facility.

M200 is currently supplied by ICOS Corporation (ICOS) as part of a manufacturing agreement related to our 2003 acquisition of Eos Biotechnology, Inc. (Eos). We have initiated efforts to transfer manufacturing from ICOS to supply materials under the terms of our collaboration with Biogen Idec as soon as is reasonably practicable, subject to regulatory and physical constraints.

We intend to continue to manufacture potential antibody products for use in preclinical and clinical trials, and to manufacture products for commercial use once these products are approved for manufacture, sale and use. We are validating a new commercial manufacturing facility in Brooklyn Park, Minnesota, approximately nine miles from our Plymouth location. Physical construction of our approximately 22,000-liter capacity manufacturing facility was completed in December 2004. We currently expect to be able to produce antibodies for clinical use from this facility in mid-2006.

COLLABORATION AND STRATEGIC AGREEMENTS

Roche Collaboration. Effective October 2003, we entered into an Amended and Restated Worldwide Agreement with Roche under which we paid $80 million for the acquisition of exclusive rights to daclizumab in all indications other than transplantation. Under the terms of this arrangement, Roche and PDL each held certain rights which entitled PDL to acquire all rights to the transplantation indications for an additional exercise fee to Roche.

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Roche for the joint development and commercialization of daclizumab (in transplantation, marketed as Zenapax®) for the treatment of asthma and other respiratory diseases. Under the terms of this agreement, we received a $17.5 million upfront payment and may receive up to $187.5 million in milestone payments for successful further development and commercialization of daclizumab. Under the terms of the Collaboration Agreement, we and Roche will globally co-develop daclizumab in asthma, share equally in development expenses and co-promote the product in the United States. Outside the United States, we would receive royalties on net sales of the product in asthma and related respiratory diseases.

In October 2005, we executed an Amended and Restated Co-Development and Commercialization Agreement and a Second Amended and Restated Worldwide Agreement (collectively, the Amended Agreements) with Roche, which amended our existing agreements with Roche.

The Amended Agreements expand our relationship with Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer-term maintenance therapy (transplant maintenance). Under the terms of the Amended Agreements, we received a $10 million upfront payment and may receive up to $145 million in development and commercialization milestone payments if the development of daclizumab in transplant maintenance is successful. We will share global development costs equally with Roche. In addition, we will have the option to co-promote daclizumab for transplant maintenance and will share in the profits in the United States, and we will receive royalties on net sales of the product in transplant maintenance outside the United States.

The Amended Agreements also provide that we will not exercise our option to acquire rights to promote and sell Zenapax for the prevention of acute kidney transplant rejection and eliminated our obligation to make a payment for such right, which would have otherwise been due in 2006. The Amended Agreements also limited the royalty obligations of Roche to PDL with respect to future sales of Zenapax in the existing transplant indication to revenues above those currently achieved by Roche. Based on our current expectations of Zenapax product sales, we do not expect to receive royalties from Roche under the Amended Agreements.

Biogen Idec Collaboration. In September 2005, we entered into a collaboration with Biogen Idec for the joint development, manufacture and commercialization of three Phase 2 antibody products. We also entered into a stock purchase agreement with Biogen Idec. The collaboration agreement provides for shared development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF (fontolizumab) in all indications.

On effectiveness of the agreements, we received an upfront license fee payment of $40.0 million, and Biogen Idec purchased approximately 4.1 million shares of our common stock, at $24.637 per share, which represents the then fair market value of the stock, for approximately $100.0 million in cash. These shares are subject to a lock-up provision, which expires as to half the shares in April 2006 and expires as to the remainder of the shares in September 2006. Biogen Idec also agreed to a standstill period of one year during which it is restricted from acquiring or soliciting other parties to acquire our voting securities.

Under our collaboration agreement, we and Biogen Idec will share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies will jointly oversee development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company’s capabilities and expertise. We will be eligible to receive development and commercialization milestones based on the further successful development of these molecules. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to PDL on sales of collaboration products.

Our collaborations with Roche and Biogen Idec require each party to undertake extensive efforts in support of the collaboration, and require the performance of both parties to be successful. In general the collaborations are operated through joint steering and other committees. Each party has rights under certain conditions or at certain times to terminate the ongoing collaboration, in whole or as to a particular program, and to terminate the agreement in certain events.

ESP Pharma and Retavase Acquisitions. On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma Holding Company, Inc. (ESP Pharma), a privately held hospital-focused company. The aggregate purchase price was approximately $435.2 million, including the cash paid to ESP Pharma stockholders of $325.0 million, the fair value of 7,330,182 shares of PDL’s common stock issued to ESP Pharma stockholders and direct transaction costs of approximately $5.4 million. Concurrently, we acquired from Centocor, Inc. (Centocor) the right to manufacture, develop, market and distribute Retavase in the United States and Canada. The purchase price for the acquisition of Retavase was $110.5 million, consisting of $110.0 million paid to Centocor and $0.5 million of transaction costs. Additionally, we may be required to pay Centocor certain milestone payments of up to $45 million if additional conditions relating to ongoing clinical trials and manufacturing arrangements for Retavase are satisfied. The acquisitions of ESP Pharma and Retavase enabled us to be a fully integrated, hospital-focused biopharmaceutical company.

HUMANIZATION AND PATENT LICENSING RIGHTS AGREEMENTS

We have entered into patent license agreements with numerous companies that are independently developing humanized antibodies, including Abbott Laboratories (Abbott), Biogen Idec, Human Genome Sciences, Inc. (Human Genome Sciences), Chugai Pharmaceutical Company, Ltd. (Chugai), Elan, Genentech, GLYCART Biotechnology AG (GLYCART), Medarex, Inc. (Medarex), MedImmune, Inc. (MedImmune), Merck & Co., Merck KGaA, Millennium Pharmaceuticals, Inc. (Millennium Pharmaceuticals), Morphotek, Inc. (Morphotek), Sankyo Co., Ltd. (Sankyo), Seattle Genetics, Inc. (Seattle Genetics), UCB Group (formerly Celltech Therapeutics Limited) and Wyeth. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for antibodies to a specific target antigen. In general, we received an upfront licensing fee, and rights to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition, we have entered into patent rights agreements with Genentech, GlaxoSmithKline, MedImmune, Millennium Pharmaceuticals, Tanox, Inc. (Tanox) and UCB Group. Under these agreements, licensees currently purchase a research license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of target antigens. Our patent rights agreements with UCB Group, Genentech, Morphotek and Seattle Genetics also give us rights to purchase licenses under certain of their patents. We have also entered into agreements to use our technology to humanize antibodies for other companies, including Ajinomoto Co., Inc. (Ajinomoto), Eli Lilly and Company (Eli Lilly), InterMune Pharmaceuticals, Inc. (InterMune), Mochida Pharmaceutical Co., Ltd. (Mochida Pharmaceutical), Progenics Pharmaceuticals, Inc. (Progenics Pharmaceuticals), Teijin Limited (Teijin), Wyeth and Astellas Pharma Inc. (Astellas Pharma, formerly Fujisawa Pharmaceutical Co., Ltd. and Yamanouchi Pharmaceutical Co., Ltd.). In general, we received an upfront licensing fee, and rights to receive additional payments upon the achievement of certain milestones and royalties on any product sales.

We continue to pursue discussions with companies involved in antibody research and development and may enter into additional patent license, patent rights and humanization agreements from time to time. For example, in 2005, we outlicensed PR-1, a prostate cancer antibody, to Genentech and we outlicensed Zamyl, an antibody targeting certain hematologic malignancies, to Seattle Genetics, a biotechnology company focused on the development of monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases.

OUR PATENTS AND PROPRIETARY TECHNOLOGY

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims in our first European patent. We subsequently appealed the Opposition Division’s decision to the Technical Board of Appeal at the European Patent Office. In November 2003, the Technical Board of Appeal upheld our appeal and set aside the Opposition Division’s initial decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place on July 10, 2006 through July 13, 2006. Due to a schedule conflict we have requested that the oral proceeding take place later in 2006. We are awaiting response from the European Patent Office to our request. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. We believe that such claims, if upheld by the Opposition Division, would cover the production of many humanized antibodies.

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

As part of the regulatory approval process, we must demonstrate the ability to manufacture the pharmaceutical product. Accordingly, the manufacturing and quality control procedures must conform to rigorous guidelines in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA-approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities. Before we are able to manufacture commercial products in our new Brooklyn Park, Minnesota facility, we must meet the FDA guidelines. All of our products produced by a different manufacturing process will be subject to confirmation and testing that the material from our new site represents a similar product for further development and, ultimately, commercial sale.

For the marketing of pharmaceutical products outside the United States, our collaborative partners and we are subject to foreign regulatory requirements and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products. In addition, as we build our commercial infrastructure to market our products in North America, our promotional materials and activities also are governed by FDA regulations and guidelines.

Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) or New Drug Application (NDA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA or NDA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA or NDA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or BLA or NDA holder.

The marketing and sale of approved pharmaceutical product is subject to strict regulation. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, there may be a similar risk with respect to Cardene IV, Retavase and IV Busulfex.

Additional information regarding the regulatory matters that affect our business is contained under the headings “We are subject to extensive government regulation, which requires us to invest significant resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products” in Item 1A Risk Factors below.

COMPETITION

Competitors and potential competitors relative to our marketed products in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Our competitors include Baxter International Inc., Bedford Laboratories, Hospira, Inc., Genentech, GlaxoSmithKline and Scios Inc. (Scios), a Johnson & Johnson Company.

In addition, our product sales may face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products. We face competition in our marketed products from brand-name pharmaceutical companies and from companies focused on generic pharmaceutical markets. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than our marketed products, or that would render our products obsolete or noncompetitive.

Potential antibody-based competitors have developed and are developing mouse, chimeric, human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our antibody technology platform. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborative partners may also independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

Any product that we or our collaborative partners succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborative partners can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its success in marketing.

Other competitive factors affecting our business generally include:

•	the capabilities of our collaborative partners;

•	product efficacy and safety;

•	timing and scope of regulatory approval;

•	product availability, marketing and sales capabilities;

•	reimbursement coverage;

•	the amount of clinical benefit of our products relative to their cost;

•	method of and frequency of administration of our products;

•	price of our products and of competitors’ products;

•	patent protection of our products; and

•	the ability to hire qualified personnel, specifically in California.

HUMAN RESOURCES

As of December 31, 2005, we had 977 full-time employees. Of the total, 204 employees were engaged in research and process development, 142 in clinical and regulatory, 207 in manufacturing, 133 in quality assurance and compliance , and 291 in selling, general and administrative functions . Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ENVIRONMENT

We seek to comply with environmental statutes and the regulations of federal, state and local governmental agencies. We have put into place processes and procedures and maintain records in order to monitor environmental compliance. We may invest additional resources, if required, to comply with applicable regulations, and the cost of such compliance may increase significantly.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to our executive officers as of December 31, 2005, except as otherwise noted, is set forth below. Each of our executive officers serves at the discretion of our Board. See “DIRECTORS” under Part III, Item 10 of this Annual Report on Form 10-K for information regarding Mr. McDade, our chief executive officer.

Name	Age	Position
Steven E. Benner, M.D., M.H.S.	46	Senior Vice President and Chief Medical Officer

Peter Calcott, D.Phil.	57	Vice President, Quality and Compliance

David Iwanicki	39	Vice President, Sales and Sales Operations

George T. Jue	54	Vice President, Finance and Corporate Controller

Richard Murray, Ph.D.	47	Senior Vice President and Chief Scientific and Technical Officer

Jaisim Shah	45	Vice President, Marketing and Business Affairs

Laurie Torres	45	Vice President, Human Resources

Steven E. Benner, M.D., M.H.S., has been Senior Vice President and Chief Medical Officer at the Company since November 2002. He joined the Company from the Pharmaceutical Research Institute of Bristol-Myers Squibb, where he started in 1995 as Associate Director, Clinical Oncology. He later served as Director and Group Director, Clinical Oncology before being named Executive Director, Clinical Oncology in 1999. In 2000 he was named Vice President, Licensing and Alliances in the Worldwide Medicines Group at Bristol-Myers Squibb, and assumed responsibilities as Global Development Champion and Vice President for Garenoxacin in 2002. Previously, Dr. Benner was Associate Professor of Medicine in the Division of Hematology/Oncology at The University of North Carolina at Chapel Hill, and Assistant Professor of Medicine in the Department of Thoracic/Head and Neck Medical Oncology at the University of Texas M.D. Anderson Cancer Center. He earned a bachelor’s degree in Biological Sciences from The College of the University of Chicago and an M.H.S. degree in Clinical Epidemiology from The Johns Hopkins School of Hygiene and Public Health. He received his M.D. from the University of Missouri-Columbia School of Medicine.

Peter Calcott, D.Phil., joined the Company as Vice President, Quality and Compliance in October 2005. Prior to this appointment, he served as Corporate Vice President of Quality and Chief Quality Officer at Chiron Corporation from November 2001 to September 2005. He also served as Vice President of Quality for Immunex Corporation, and held positions in R&D, Manufacturing, Process Development, and Business Development at companies including Monsanto Company, SmithKline Beecham and Bayer AG. A native of the United Kingdom, he holds a B.Sc. (hons) in biology from the University of East Anglia and a D.Phil. from the University of Sussex.

David Iwanicki joined the Company as Vice President, Sales and Sales Operations in March 2005 at the completion of the Company’s acquisition of ESP Pharma, Inc., having served in the same capacity at ESP Pharma. He also serves as site manager of the Company’s Edison, New Jersey facility. Mr. Iwanicki was part of the initial management team that commercialized ESP Pharma and was responsible for creating the nearly 70-person specialized hospital sales force. Prior to joining ESP Pharma, Mr. Iwanicki held various sales, marketing and sales management positions at Eli Lilly and Company from 1988 until May 2002. Mr. Iwanicki was involved with the creation of Eli Lilly’s cardiology business unit and cardiology specialty sales force. He later helped create a diabetes specialty sales force of more than 510 sales representatives that launched three new products in three years. He also assisted in creating a critical care sales force of 210 representatives. Mr. Iwanicki earned a bachelor’s degree in Marketing from Western New England College at Springfield, Massachusetts in 1988.

George T. Jue has been the Company’s Vice President, Finance and Corporate Controller since May 9, 2005. In June 2005, the Board appointed Mr. Jue as the Company’s Principal Accounting Officer. From 2000 to 2005, Mr. Jue served as Corporate Controller at Scios Inc., a biopharmaceutical company affiliated with Johnson & Johnson. Prior to Scios, he served as Director of Finance at Roche Bioscience, a biopharmaceutical company, in the Urology and CNS Division from 1999 to 2000. Before Roche, he was Senior Group Controller at Genentech, Inc., a biotechnology company, from 1997 to 1999. Prior to Genentech, he served as Assistant CFO at Lawrence Berkley National Laboratories from 1995 to 1997. From 1982 to 1995, Mr. Jue held various management responsibilities at Syntex Laboratories, the U.S. sales and marketing division of Syntex Corporation, a pharmaceutical company, in commercial planning, corporate finance, and product launches. His most recent position at Syntex was Director of Financial Planning and Analysis. He received a B.S. in Accounting from Bentley College and an MBA from Golden Gate University.

Richard Murray, Ph.D., has served as the Company’s Vice President, Research since April 2003 and was made to Senior Vice President, Chief Scientific and Technical Officer in September 2005. Prior to the Company, Dr. Murray co-founded Eos where he served as Vice President, Research from February 1998 to April 2003 before joining the Company’s management team through the Company’s acquisition of Eos. Dr. Murray was responsible for the discovery and transition of antibody-based therapeutic candidates from research to development. Prior to Eos, Dr. Murray was a staff scientist, then senior staff scientist at DNAX Research Institute, where he established the transgenic and knock-out mouse program. Dr. Murray received a Ph.D. from the University of North Carolina in Chapel Hill, with his work in the area of immuno-genetics.

Jaisim Shah was named Senior Vice President, Marketing and Business Affairs at the Company in March 2005 after serving as our Vice President, Marketing and Medical Affairs since August 2000. Prior to joining the Company, he served in various marketing management positions at Bristol Myers Squibb, most recently as Vice President, Marketing, for U.S. Pharmaceutical Group, Infectious Diseases. Mr. Shah joined Roche Laboratories in 1991 as Product Director for biotech oncology products for the U.S. market. He then became Global Business Leader for oncology and virology for Roche in 1993 based in Basel, Switzerland. Mr. Shah received his M.A. in International Economics from the University of Akron and an M.B.A. in Marketing from Oklahoma University.

Laurie Torres has served as Vice President, Human Resources since joining the Company in November 2003. She previously served as Vice President of Human Resources for Genitope, a biotechnology company focused on the commercialization of patient-specific immunotherapies for the treatment of cancer, from 2000 to 2003. From 1998 to 2000, Ms. Torres was Senior Director of Human Resources for Heartport, Inc., a medical devices company specializing in minimally invasive cardiac surgery, and Director of Employment there from 1997 to 1998. She served in various human resources positions at Genentech, Inc. from 1990 to 1997 after beginning her career in human resources at Hewlett-Packard, Inc. in 1985. Ms. Torres earned a bachelor’s degree in Personnel Administration/Industrial Relations at California State University, Hayward.

As a recent development, on March 7, 2006, we entered into an offer letter with Andrew L. Guggenhime, pursuant to which Mr. Guggenhime has agreed to serve as the Company’s Senior Vice President and Chief Financial Officer (principal financial officer), effective as of April 3, 2006.

AVAILABLE INFORMATION

For a report of our fiscal year 2005 profit/loss, total assets, the amount we spent on research and development activities, and our revenues from external customers, including a geographic breakdown of such revenues, see the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

You may obtain a free copy of our most recent annual report on Form 10-K, quarterly report on Form 10-Q and proxy statement on our website on the World Wide Web at http://www.pdl.com. Additionally, you may obtain a free copy of these filings, as well as our current reports on Form 8-K and any other reports or filings we have filed with the SEC, including any amendment to those reports we have filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC, by contacting the Corporate and Investor Relations Department at our corporate offices by calling (510) 574-1400.

ITEM 1A. RISK FACTORS

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

In general, our expenses have exceeded revenues. As of December 31, 2005, we had an accumulated deficit of approximately $440.1 million. We expect our expenses to increase because of the extensive resource commitments required to achieve regulatory approval and commercial success for our portfolio of existing products and potential products. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may not achieve sustained positive cash flow from operations that we have currently projected. We may also incur acquisition-related charges relating to our ESP or Retavase transactions, which would adversely affect our operating results. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

•	many of our earlier stage potential products move into later stage clinical development;

•	additional potential products are selected as clinical candidates for further development;

•	we pursue clinical development of our potential products in new indications;

•	we invest in life cycle management initiatives for our existing products;

•	we invest in staffing and operations to meet our manufacturing requirements;

•	we expand our commercial infrastructure to market and sell our products;

•	we defend or prosecute our patents and patent applications; and

•	we invest in research or acquire additional technologies, product candidates or businesses.

In the absence of substantial revenues from additional sales of existing or newly approved products, new agreements with third-party collaborators, significant royalties on sales of products licensed under our intellectual property rights or other uncertain sources of revenue, we will continue to incur operating losses and may require additional capital to fully execute our business strategy.

If Cardene IV® sales do not continue to grow, our results of operations will suffer.

Cardene IV has accounted for a significant portion of the operating income and growth in our sales since we acquired it in our acquisition of ESP Pharma in March 2005. Cardene IV faces a competitive marketplace with branded and generic intravenous anti-hypertensive products being marketed in the United States and it may be harder to continue to penetrate this market at the recent rate of growth. While we expect to increase committed sales and marketing resources in an effort to ensure the continued growth of Cardene IV, there can be no assurance that we can continue the rapid growth rate that ESP Pharma achieved. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for Cardene IV to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Retavase is sold in a declining market and if our planned sales and promotional efforts do not increase or at least maintain market acceptance, our results of operations will suffer.

Retavase is expected to account for a significant portion of our operating income from product sales and potential growth in cash flow from operations. Retavase is sold into a thrombolytic market that has recently been declining due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase™ and Activase® from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we possess. While we believe that our planned investment in additional promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the anti-thrombolytic market will not decline significantly regardless of our efforts. In addition, the product was previously marketed on behalf of Centocor by Scios, a Johnson & Johnson company. We recently completed the transfer of the product from these companies but will require the continued cooperation of Centocor and Scios to successfully transfer the manufacturing of the product to our operations, and there can be no assurance that we will be successful in achieving this transition or our projected sales levels.

We are required to undertake the complex manufacturing of Retavase through use of a number of third parties, and the transition may result in delays in obtaining regulatory approval or marketing for Retavase.

We will be required to manufacture Retavase for sale and distribution no later than 2011. Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. and Roche. While the rights to Retavase included the acquisition in March 2005 of at least 12 months of inventory, the manufacturing of this product for use as a therapeutic in compliance with regulatory requirements will be complex, time-consuming and expensive. We are required to effect the transfer of manufacturing from Centocor in a timely manner. The eventual transfer of manufacturing could result in delays in regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

We rely on third-party suppliers to provide our products for sale and certain clinical candidates for trials. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

We have not manufactured any of the acquired ESP Pharma products and have only recently become familiar with the manufacturing process for these products. We assumed from ESP Pharma long-term agreements with various third parties to supply the products under our label. If there are supply problems with the third party manufacturers, in particular with respect to Cardene IV and Retavase, there may not be sufficient supplies of Cardene IV or Retavase to meet commercial demand, in which case our future results could suffer. In addition, we rely upon third parties for the supply of ularitide and terlipressin for clinical trials, and in the case of terlipressin, supply is managed by our partner, Orphan Therapeutics. The manufacturing of terlipressin is complex and time consuming. If there are supply problems with the third party manufacturers, or if Orphan Therapeutics is not successful in managing the suppliers for terlipresssin, our clinical trials or the potential commercialization of these products could be substantially delayed and our financial results would be adversely affected.

In addition, our reliance on a third-party manufacturer entails risks, including reliance on the third party for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements, the possible breach of the manufacturing agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient to us. Failure of the third party manufacturers or us to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Achieving future profitability or sustaining cash flow positive results of operations will depend in significant part upon the continuing success of the products we acquired in our acquisitions of ESP Pharma and Retavase.

PDL has incurred losses since inception. In order for us to achieve our goal to be sustainably cash flow positive in 2006 and thereafter, as currently projected, we will need to achieve continued growth from Cardene IV, Retavase and IV Busulfex as well as continued growth in royalties from products licensed under our intellectual property rights.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the year ended December 31, 2005, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 88% of our net product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of December 31, 2005, these three U.S. wholesalers represented approximately 75% of our outstanding accounts receivable. We recently had significant adjustments to returns of off-patent branded products acquired in our acquisition of ESP Pharma. These adjustments were due primarily to unexpected returns from wholesalers. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore have affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand. Nevertheless, in the absence of a written agreement with a wholesaler or distribution partner, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of product return policy, we do not believe that we will experience the same level of returns for products sold subsequent to the acquisition date and we have established reserves based on these expectations. If returns exceed our expectations, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At December 31, 2005, we had approximately $508.0 million of outstanding debt, including without limitation $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes). In addition to the 2005 Notes, approximately $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We may not successfully continue to integrate the ESP Pharma business and may not realize the anticipated benefits of the merger.

In March 2005, we completed our acquisition of ESP Pharma, a privately owned company. Achieving the benefits of the merger will depend in substantial part on the successful integration of the two companies’ operations and personnel. Prior to the merger, PDL and ESP Pharma operated independently, each with its own operations, corporate culture, locations, employees and systems. PDL and ESP Pharma are now operating as a combined organization and began utilizing common business, information and communication systems, operating procedures, financial controls, compensation practices, training and professional development programs. However, additional activities in many areas are required to achieve full integration and we will continue to face significant challenges in integrating the organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

•	demonstrating to our customers that the merger will not result in adverse changes in client service standards or business focus and helping customers conduct business successfully with the combined company;

•	coordinating sales and marketing efforts as a combined company;

•	retaining key sales-related employees;

•	coordinating and rationalizing commercialization and development activities to enhance life cycle management and development programs;

•	continuing the establishment of new trade practices and relationships with wholesalers;

•	management distraction from the business of the combined company;

•	consolidating and rationalizing corporate and administrative infrastructures, including establishment of appropriate internal control and staffing levels to manage a much larger business enterprise;

•	integrating and documenting ESP Pharma-related processes and controls in conformance with the requirements of the Sarbanes-Oxley Act of 2002; and

•	operating the combined company at multiple sites in the United States.

Any one or all of these factors, many of which are outside our control, may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose distributors, suppliers, manufacturers and employees. Continuing to achieve the potential benefits of the merger will depend on the continued successful integration of the two companies. While we have achieved a significant level of integration, it is not certain that we will achieve all aspects of integration successfully, or that all of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the business and operating results of the combined company.

Delays or problems with our integration of sales, marketing and distribution capabilities with the acquisition of ESP Pharma may hamper continued growth projections for products acquired from the merger.

We continue to market and sell the two key products acquired in our acquisition of ESP Pharma: Cardene IV and IV Busulfex. Although we have retained and increased the size of the hospital-focused sales and sales-related infrastructure, prior to the merger we had never sold, marketed or distributed products, and we may encounter challenges in the continuing integration of such capabilities.

We cannot assure you that our customers will continue their current buying patterns. Any delay or deferral in purchasing decisions by such customers due to our marketing and sales efforts could have a material adverse effect on the business or operating results. In addition, as part of the integration of ESP Pharma, we have changed certain trade practices and more effectively enforced trade policies to be more consistent with what we believe to be industry standards and the natural demand for our products. This has resulted in adjustments to reserves and declining or holding orders to align selling patterns with our estimate of the end user demand for our products.

As a result of the ESP Pharma merger, the combined company is a larger and more geographically diverse organization, and if the combined company’s management is unable to manage the combined organization efficiently, its operating results will suffer.

As a result of the merger with ESP Pharma, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger combined organization and the inability to retain or replace key employees could have a material adverse effect on the operating results of the combined company and, as a result, on the market price of PDL’s common stock.

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

Our collaboration arrangements with Roche and with Biogen Idec are particularly important to us. Effective in September 2005 we and Biogen Idec entered into a long-term agreement under which Biogen Idec became our partner on three of our most advanced antibody clinical programs, M200 and HuZAF in all indications and daclizumab in certain indications including MS. In October 2005, we expanded our existing relationship with Roche and our collaboration now includes the co-development and commercialization of daclizumab for asthma and for organ transplant patients on longer-term maintenance therapy (transplant maintenance). These collaboration agreements provide for the development, manufacture and potential commercialization of products. PDL and each of our partners assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Roche and by Biogen Idec, respectively, of their obligations under the agreements. The failure of these partners to perform their obligations, our failure to perform our obligations under either agreement, our failure to effectively manage the relationship, or a material contractual dispute between us and either Biogen Idec or Roche would have a material adverse effect on our prospects or financial results. Moreover, our financial results are dependent in substantial part upon on our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaborations, and particularly our collaboration with Biogen Idec will vary depending on the work performed by us and our partners in any particular reporting period.

We rely on other collaborators, such as CardioPep Pharma with respect to ularitide and Orphan Therapeutics with respect to terlipressin, as well as other third parties, such as clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

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

Our collaborative agreements can generally be terminated by our partners under certain conditions, and in some cases on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. Even if a partner continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal control over financial reporting successfully in 2004 and 2005.

In 2005, we moved several key finance controls at ESP Pharma under our corporate process at PDL. As a result, we were permitted and elected to exclude certain of the ESP Pharma operations from the Section 404 compliance requirements for the year ended December 31, 2005. However, there can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2006. The Section 404 compliance process has resulted, and will continue to result, in increased expenses and the devotion of significant management resources. For example, during our review of the results of operation for the quarter ended September 30, 2005, we identified a material weakness in the operations of our internal control over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 related to the failure of an existing internal control to operate effectively. Specifically, with respect to the third quarter of 2005 we did not complete an impairment review with regard to the net carrying value of certain of the intangible assets and inventory acquired in the business combination with ESP Pharma. During the third quarter of 2005, we decided to sell four generic products acquired from ESP Pharma. Also during September 2005 there was an indication of impairment as the proceeds likely to be received in such as sale would be materially less than the net carrying value of the related intangible assets and inventory as of September 30, 2005. We remediated this material weakness through the addition of staff and consulting resources during the fourth quarter of 2005.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to market and sell recently acquired products;

•	the response of wholesalers at announced or anticipated price changes for our products;

•	uncertainty resulting from the purchase practices of wholesalers and inventory levels at wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the timing of royalty reports;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for federal and state taxes that may impact our reported net income in any particular quarter; and

•	the effect of new accounting, pronouncements or interpretations of existing guidance, in particular as they may affect the accounting treatment of reimbursement of research and development expenses under collaborative arrangements.

We receive royalty revenues on sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue contribute to fluctuation of our revenues from quarter to quarter.

License and other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing agreements with third-party business partners. In addition, based on current accounting principles and guidance, we currently recognize reimbursement of expenses under our existing collaborative arrangements as revenue at the time the work is performed under the collaboration. In the event that there is a change in the accounting principles or guidance that would result in a “netting” of revenues and expenses during the period in which the work is performed, our revenues would be reduced and netted with related expenses, although our net loss would not change. Nevertheless, a change to this effect would likely reduce our reported rate of growth in licensed and other and total revenues from historical periods due to this change in accounting. In addition, revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing and the unpredictable nature of clinical trail and related expenses, including clinical trial expenses as well as payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are recorded under our policy during the quarter in which such expenses are reported to us or to our partners and agreed to by us or our partners.

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, we will begin recognizing expense for outstanding employee stock options beginning in 2006, and as a result, we will incur significantly higher losses. In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. (Exelixis) that matures in May 2006. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

Our humanization patents are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Our revenues include revenues related to our humanization patents and the related licenses that third parties enter into with us for rights to those patents. If our rights are successfully challenged or third parties decline to take licenses for the patents, our future revenues would be adversely affected.

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European antibody humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place on July 10, 2006 through July 13, 2006. Due to a schedule conflict we have requested that the oral proceeding take place later in 2006. We are awaiting response from the European Patent Office to our request. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our second European patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents, and if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related United States and Japanese patents.

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

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, we have been successful in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to be successful in our licensing efforts in the future. In the past we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody product was covered under our humanization patents. Although we have reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future, terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

Completion of clinical trials may take several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity, proprietary and intended use of the product candidate and is difficult to predict. Further, we, the FDA, EMEA, investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

Early clinical trials such as Phase 1 and 2 trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed. We may decide, or the FDA may require us, to make changes in our plans and protocols. Such changes may relate, for example, to changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of potential drug product where a change in the manufacturing process or manufacturing site is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis and our partner Orphan Therapeutics has received fast track designation from the FDA for terlipressin for Hepato-Renal Syndrome, Type 1, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion or terlipressin will receive regulatory approval for the treatment of intravenous steroid-refractory ulcerative colitis.

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

Our royalty revenues from licensed technologies depend on the efforts and successes of our licensees.

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies, that are marketed by the licensees or others. In February 2005, Biogen Idec and Elan announced that they had voluntarily suspended supplying, marketing and the sale of Tysabri, a drug approved to treat MS and which is licensed under our humanization patents. Financial analyst and investor expectations, as well as our own financial plans beginning in 2005, included potential royalties from the sale of Tysabri. Although data in support of the product has been resubmitted for FDA approval, there can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We have been successful in hiring and retaining key personnel in the past; however, we face significant competition for experienced, management level personnel. For example, our CFO resigned in October 2005, and we only recently announced the retention of a new CFO. If other positions in finance remain or become vacant, our ability to operate effectively, including our ability to report on and attest to, the effectiveness of our internal control over financial reporting, could be adversely affected.

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

Failure to successfully operate our manufacturing plant, or to obtain regulatory approval or to successfully produce commercial supplies on a timely basis could delay commercialization of our products. In addition, our collaborations with Roche and Biogen Idec involving daclizumab may be significantly negatively impacted by our failure to successfully operate and receive regulatory approval of our Brooklyn Park, Minnesota manufacturing facility.

Moreover, as we implement validation of our Brooklyn Park, Minnesota manufacturing facility, we are implementing an enterprise resource management software platform to support our operations, including our new manufacturing facility. These efforts will involve substantial costs and resource commitments. Any construction, validation, or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly form the drug material previously produced. Changing the manufacturing site is considered to be a change in the manufacturing process, therefore moving production to our Brooklyn Park, Minnesota manufacturing facility from our Plymouth, Minnesota facility or from third parties will entail manufacturing changes. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

With respect to our M200 antibody product, ICOS has manufactured all of the drug material contemplated for use in our current Phase 2 clinical studies. We and Biogen Idec will need to demonstrate that the M200 drug material produced will be sufficiently bioequivalent to the ICOS-produced drug material to use in future clinical studies in order to avoid delays in development or regulatory approval for this antibody product.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the BLA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission (FTC) and the Department of Health and Human Services (HHS) may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, there may be a similar risk with respect to Cardene IV, IV Busulfex and Retavase.

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

We depend on outside vendors for the supply of raw materials used to produce our products and product candidates. Once a supplier’s materials have been selected for use in the manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct preclinical testing and clinical trials of product candidates would be adversely affected. This could impair our competitive position.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2005 to March 13, 2006, our common stock closed as high as $32.77 per share and as low as $13.85 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

•	our financial results;

•	developments or disputes as to patent or other proprietary rights;

•	disappointing sales of our marketed products;

•	approval or introduction of competing products and technologies;

•	disappointing sales of products from which we receive royalties;

•	withdrawal from the market of an approved product from which we receive royalties;

•	results of clinical trials;

•	failures or unexpected delays in timelines for our potential products in development, including without limitation the obtaining of regulatory approvals;

•	changes in reimbursement policies;

•	delays in manufacturing or clinical trial plans;

•	fluctuations in our operating results;

•	disputes or disagreements with collaborative partners;

•	developments in our relationships with customers;

•	market reaction to announcements by other biotechnology or pharmaceutical companies, including market reaction to various announcements regarding products licensed under our technology;

•	announcements of technological innovations or new commercial therapeutic products by us or our competitors;

•	initiation, termination or modification of agreements with our collaborative partners;

•	loss of key personnel;

•	litigation or the threat of litigation;

•	public concern as to the safety of drugs developed by us;

•	sales of our common stock held by collaborative partners or insiders;

•	comments and expectations of results made by securities analysts; and

•	general market conditions.

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

Future changes in financial accounting standards, including changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. For example, SFAS 123R requires us to adopt a method of determining the compensation expense of our employee stock options and report them in the captions of our financial statements. The compensation expense reported under SFAS 123R will have a significant adverse effect on our reported financial condition beginning in 2006 and may impact the way we conduct our business.

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

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, our acquisition of Retavase and our acquisition of certain rights with respect to daclizumab using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions. Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of goodwill becomes impaired in the future, as experienced with the review for impairment of the off-patent branded products in the third quarter of 2005, we may be required to incur material charges relating to the impairment of goodwill. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of our common stock.

Failure to achieve revenue targets or raise additional funds in the future may require us to reduce the scope of or eliminate one or more of our planned activities.

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

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions.

In addition, our products face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of its products. Many of the marketed products are generic versions of brand-name products with declining total sales levels. Additionally, some of our brand-name products are subject to competition from generic products. As a result, we face competition for our marketed products from brand-name pharmaceutical companies and from companies focused on generic pharmaceutical markets. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than our products, or that would render our products obsolete or noncompetitive.

For the year ended December 31, 2004, approximately 34% of the ESP Pharma net product sales resulted from the sale of the off-patent products Tenex, Sectral, Ismo and Declomycin. These products historically accounted for a majority of the cash flow from operations of ESP Pharma. We do not consider these products as strategic assets and made the decision to sell the related intangible assets and inventory for these products in the third quarter of 2005. The related intangible assets and inventory were classified as held for sale since September 30, 2005. Because the fair market value of the related intangible assets was lower than the carrying value, an impairment loss of approximately $15.2 million was recognized in the third quarter 2005 and an additional $0.3 million impairment loss was recognized in the fourth quarter of 2005 (see Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). We completed the sale of Declomycin in February 2006, and the remaining three off-patent branded products in March 2006.

Our ability to generate future revenue from products will be affected by reimbursement and drug pricing.

Acceptable levels of reimbursement of drug treatments by government authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our combined portfolio of product candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any products that we may develop or, if already available, will not be decreased in the future. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize products, and may not be able to obtain a satisfactory financial return on products.

Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including our products. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed and approved. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own two buildings comprising approximately 92,000 square feet of research and development and general office space in Fremont, California. We have an approximately $7.4 million mortgage on these facilities. In addition, we lease approximately 160,000 square feet of adjacent research and development and general office space in Fremont, California. Our leases for these facilities will expire in December 2006 and March 2008.

We lease approximately 75,000 square feet of manufacturing, laboratory and office space in three separate buildings in Plymouth, Minnesota. The leases will expire in February 2009, subject to our option to extend the leases for an additional five-year term.

We purchased approximately 29 acres in Brooklyn Park, Minnesota in March 2002 and have built a new commercial manufacturing plant of approximately 214,000 square feet on this property that is currently being validated. In January 2005, we purchased approximately 6 acres adjacent to our existing Brooklyn Park facility to permit further expansion of our existing site if we deem this necessary in the future.

We lease offices consisting of approximately 21,000 square feet for sales management and administrative purpose in Edison, New Jersey. The lease will expire in January 2008. In addition, in Paris, France, we lease approximately 1,900 square feet of general office space. The lease will expire in August 2013.

We anticipate that we will need additional space for our facilities and we are considering various opportunities for meeting those needs. As such, in December 2005, we entered into option agreements to lease certain facilities, which will expire in July 2006. We have not decided to exercise these options and we are still in the process of evaluating other opportunities.

We may lease or acquire additional research and development and general office space in the future as required.

We own substantially all of the equipment used in our facilities. (See Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)

ITEM 3. LEGAL PROCEEDINGS

We are involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place on July 10, 2006 through July 13, 2006. Due to a schedule conflict we have requested that the oral proceeding take place later in 2006. We are awaiting response from the European Patent Office to our request. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opposition is successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division’s decision could encourage challenges of our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
2005
First Quarter	$21.36	$13.79
Second Quarter	20.56	14.84
Third Quarter	30.79	20.12
Fourth Quarter	30.50	24.76
2004
First Quarter	$25.07	$17.12
Second Quarter	27.58	16.28
Third Quarter	21.67	14.62
Fourth Quarter	20.94	17.18

Our common stock trades on the Nasdaq National Market under the symbol “PDLI.” Prices indicated above are the high and low bid prices as reported by the Nasdaq National Market System for the periods indicated. We have never paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

As of March 13, 2006, we had approximately 303 common stockholders of record. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders but we believe that there are in excess of 400 holders.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Revenues:
Product sales	$121,191	$—	$—	$—	$—
Royalties	130,068	83,807	52,704	40,421	30,604
License and other	28,395	12,217	13,982	5,952	13,796

Total revenues	279,654	96,024	66,686	46,373	44,400
Costs and expenses:
Cost of product sales	60,257	—	—	—	—
Research and development	172,039	122,563	82,732	57,978	52,163
Selling, general and administrative	82,386	31,806	27,613	18,373	15,004
Acquired in-process research and development(1)	79,417	—	85,993	—	—
Other acquisition-related charges(2)	19,434	—	—	—	—
Asset impairment charge(3)	31,269	—	—	—	—

Total costs and expenses	444,802	154,369	196,338	76,351	67,167

Operating loss	(165,148)	(58,345)	(129,652)	(29,978)	(22,767)
Interest and other income, net(4)	9,616	10,212	9,831	25,978	35,135
Interest expense	(10,177)	(5,028)	(9,770)	(9,146)	(9,709)
Impairment loss on investment(5)	—	—	(150)	(1,366)	—

Income (loss) before income taxes	(165,709)	(53,161)	(129,741)	(14,512)	2,659
Income tax expense	(868)	(80)	(73)	(42)	(12)

Net income (loss)	$(166,577)	$(53,241)	$(129,814)	$(14,554)	$2,647

Basic and diluted net income (loss) per share:	$(1.60)	$(0.56)	$(1.40)	$(0.16)	$0.03

Shares used in computation of net income (loss) per share:
Basic	104,326	94,982	92,478	88,865	87,624

Diluted	104,326	94,982	92,478	88,865	92,889

CONSOLIDATED BALANCE SHEET DATA:

	2005	2004	2003	2002	2001
Cash, cash equivalents, marketable securities and restricted investments	$333,922	$397,080	$504,993	$606,410	$650,315
Working capital	307,302	356,660	467,248	599,215	641,896
Total assets	1,166,001	713,732	742,030	717,818	729,898
Long-term obligations, less current portion	507,294	257,768	258,627	158,426	158,892
Accumulated deficit	(440,109)	(273,532)	(220,291)	(90,477)	(75,923)
Total stockholders’ equity	526,065	412,510	448,331	544,766	558,443

Certain reclassifications of previously reported amounts have been made to conform to the presentation in the Consolidated Statement of Operations and Consolidated Balance Sheets for the years ended December 31, 2003, 2004 and 2005.

(1)	Represents acquired in-process research and development. The amount for 2003 relates to the Eos acquisition and the purchase of certain technology from Roche that had not yet achieved technological feasibility. The amount for 2005 relates to the ESP Pharma acquisition. For a description of these charges, see Notes 1, 4 and 6 to the Consolidated Financial Statements.
(2)	Represents product sales returns, accounts receivable allowances and other liabilities related to ESP Pharma operations prior to our acquisition of the business. See Note 1 to the Consolidated Financial Statements.
(3)	Represents non-cash charges related to the impairment of off-patent branded products and termination of reversion right. For a description of these charges, see Note 4 to the Consolidated Financial Statements.
(4)	Includes charges associated with the early extinguishment of certain of our debt.
(5)	Represents non-cash charges related to the impairment of an equity investment.

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

Revisions to ESP Pharma Purchase Accounting

During the preparation of PDL’s consolidated financial statements for the year ended December 31, 2005, and subsequent to the issuance of our earnings press release on February 27, 2006, management revised the purchase accounting and certain related account balances previously reported in the each of the Company’s 2005 Form 10-Q filings with respect to the acquisition of ESP Pharma which was completed on March 23, 2005. This acquisition was accounted for pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). Pursuant to FAS 141, the allocation period during which we were able to make adjustments to the purchase price and allocation thereof ended on March 31, 2005. As a result, revisions to our previously reported balances have been included in “Other acquisition-related charges” in our consolidated statement of operations.

Please refer to page 100 in this report on Form 10-K for the detail of the affected quarterly balances, as previously reported and as subsequently revised. A summary of the more significant revisions is as follows:

On the acquisition date in March 2005, we believed beyond a reasonable doubt that the 2,523,588 shares placed into escrow (the escrow shares) would ultimately be issued to former ESP Pharma shareholders and, therefore, we included the value of such shares, which approximated $36.1 million, in the calculation of the purchase price due to various liabilities identified subsequently. We have since determined that the value of these shares should not have been included in purchase consideration until the underlying contingencies are resolved and they are released from the escrow in favor of the former ESP Pharma shareholders. This revision reduced the originally recorded goodwill and stockholders’ equity by approximately $36.1 million at March 31, 2005. During September 2005, approximately one-half of the escrow shares were released to the former ESP shareholders. As such, the fair value of such shares at that time of $35.3 million was added to the revised purchase price as contingent consideration and reflected as an increase to goodwill and stockholders’ equity at that date.

During the second, third and fourth quarters of 2005, we incurred various costs and liabilities that related to ESP Pharma operations prior to our acquisition of the business. Specifically, we experienced a significant volume of product returns related to products sold by ESP Pharma prior to our acquisition of the business (pre-acquisition sales). Charges associated with returns of pre-acquisition sales totaled approximately $17.2 million. Further, certain acquired accounts receivable were subsequently identified as being uncollectible and resulted in additional charges of $1.4 million. Other pre-acquisition liabilities identified during 2005 and charged to operations approximated $0.8 million. All charges described above have been included in other acquisition-related charges in our consolidated statement of operations.

During the third and fourth quarters, we initially accounted for most of the items outlined above as a reduction to stockholders’ equity rather than as a charge to results of operations, inasmuch as we expected to reduce the amount of purchase consideration originally reported by claiming certain shares from the escrow. As noted above, however, based upon subsequent events we have determined not to include the escrow shares should in the initial purchase price. Accordingly, these amounts have now been included in other acquisition related charges.

Although we have made our best estimates of other acquisition-related charges as of the filing of this Annual Report on Form 10-K, during 2006 we may identify additional other acquisition-related charges that could affect our results of operations.

Under the terms of the Amended and Restated Agreement and Plan of Merger, we have the right to claim escrow shares if product returns related to pre-acquisition sales exceed a specific threshold. Due to the large volume of product returns, tax-related items and certain other liabilities incurred by us we have filed claims to recover 388,807 escrow shares and expect to file claims to recover a significant number of additional shares.

Revision to Previously Reported Fourth Quarter 2005 Results of Operations

We revised the number of shares used in the calculation of basic and diluted net loss per share calculation for the quarter and year ended December 31, 2005. This increase of approximately 4.0 million and 1.0 million shares for the quarter and year ended December 31, 2005, respectively, related to share of common stock we issued in connection with a collaboration.

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We are a fully integrated, commercial biopharmaceutical company with proprietary marketed products, a growing and diverse operating revenue base and a broad, proprietary pipeline. We currently market and sell three products in the acute-care hospital setting in the United States and Canada and receive royalties through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. We have six investigational compounds in Phase 2 or Phase 3 clinical development for hepatorenal syndrome, inflammation and autoimmune diseases, cardiovascular disorders and cancer.

Our products are sold through our hospital-focused sales force which focuses on the cardiac, neurological and intensive care unit sections. Cardene IV is the only branded, U.S.-approved dihydropyridine class calcium channel blocker delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. IV Busulfex, an IV formulation of busulfan, is a chemotherapeutic agent used as part of a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia. IV Busulfex provides anti-tumor effect to eradicate residual malignancy, ablation of the bone marrow to make space for the new source of stem cells and to provide immunosuppression to prevent graft rejection. Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of ventricular function following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI.

Almost half of our revenues generated in 2005 were from royalties paid for use of our patented antibody humanization technology as applied to mouse antibodies. By making certain modifications to the mouse antibody that make it more like a human antibody, our technology enhances the utility of such antibodies, while retaining their biological activity, for human therapeutic use. We believe our technology for the creation of humanized therapeutic monoclonal antibodies is widely validated in our industry, based on the existence of multiple approved and licensed antibodies.

We have licensed and will continue to offer to license our patents covering numerous humanized antibodies in return for license fees, annual maintenance payments and royalties on product sales. Eight of the nine humanized antibodies currently approved by the U.S. Food and Drug Administration (FDA) are licensed under our patents and generated royalties to PDL in 2005: Genentech Inc.’s (Genentech) Avastin™, Herceptin®, Xolair® and Raptiva®; MedImmune, Inc.’s (MedImmune) Synagis®; Wyeth’s Mylotarg®; Elan Corporation, Plc’s (Elan) Tysabri® and Hoffmann-La Roche’s (Roche) Zenapax®. Combined annual worldwide sales of these products exceeded $4.0 billion in 2005. We are aware of more than 90 humanized antibodies in development worldwide by various pharmaceutical and biotechnology companies, and we have entered into patent agreements which may cover many of these products.

2005 was a year of significant growth for PDL. During the year, we acquired ESP Pharma Holding Company, Inc. (ESP Pharma) a privately held, hospital-focused pharmaceutical company. Consistent with our strategy of entering into development and commercialization partnerships for those pipeline programs which would be commercialized largely outside the hospital setting, in August 2005, we entered into a collaboration agreement with Biogen Idec, Inc. (Biogen Idec), a global biotechnology leader with products and capabilities in oncology, neurology and immunology, for the joint development, manufacture and commercialization of three of our Phase 2 antibody products. In October 2005, we expanded our existing relationship with Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer-term maintenance therapy (transplant maintenance). The addition of marketed products resulting from the ESP Pharma and Retavase acquisitions, as well as the financial effects of the Biogen Idec and Roche collaborations, contributed to the achievement of positive cash flows from operations in the fourth quarter of 2005.

In order to better reflect our status as a commercial biopharmaceutical company, on January 9, 2006, we changed our name from Protein Design Labs, Inc. to PDL BioPharma, Inc. This change coincided with the merger of ESP Pharma into PDL to create a single organization and operating structure. ESP Pharma had been operating as a wholly-owned subsidiary since the acquisition in the first quarter of 2005.

Roche Collaboration

Effective October 2003, we entered into an Amended and Restated Worldwide Agreement with Roche under which we paid $80 million for the acquisition of exclusive rights to daclizumab in all indications other than transplantation. Under the terms of this arrangement, Roche and PDL each held certain rights to cause PDL to acquire all rights to the transplantation indications for an additional exercise fee to Roche.

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Roche for the joint development and commercialization of daclizumab (in transplantation, marketed as Zenapax) for the treatment of asthma and other respiratory diseases. Under the terms of this agreement, we received a $17.5 million upfront payment and may receive up to $187.5 million in milestone payments for successful further development and commercialization of daclizumab. We and Roche will globally co-develop daclizumab in asthma, share equally in development expenses and co-promote the product in the United States. Outside the United States, we would receive royalties on net sales of the product in asthma and related respiratory diseases.

In October 2005, we executed an Amended and Restated Co-Development and Commercialization Agreement and a Second Amended and Restated Worldwide Agreement (collectively, the Amended Agreements) with Roche, which amended our existing agreements with Roche. These Amended Agreements expand our relationship with Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer-term maintenance therapy (transplant maintenance). Under the terms of the Amended Agreements, we received a $10 million upfront payment and may receive up to $145 million in development and commercialization milestone payments if the development of daclizumab in transplant maintenance is successful. We will share global development costs equally with Roche. In addition, we will have the option to co-promote daclizumab for transplant maintenance and will share profits in the United States , and we will receive royalties on net sales of the product in transplant maintenance outside the United States. During 2005, we recognized $0.2 million of upfront license fee and $0.2 million for the reimbursement of certain research and development expense under the Agreements as revenue.

The Amended Agreements also provide that we will not exercise our option to acquire rights to promote and sell Zenapax for the prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2006. As a result, during the fourth quarter of 2005 we recorded a charge in asset impairment in the consolidated statements of operations to expense the carrying value of the reversion right of $15.8 million acquired under the October 2003 agreement. The Amended Agreements also limited the royalty obligations of Roche to PDL with respect to future sales of Zenapax in the existing transplant indication to revenues above those currently achieved by Roche. Based on our current expectations of Zenapax product sales, we do not expect to receive royalties from Roche under the Amended Agreements.

Biogen Idec Collaboration

In September 2005, we entered into a collaboration with Biogen Idec for the joint development, manufacture and commercialization of three Phase 2 antibody products. We also entered into a stock purchase agreement with Biogen Idec. The collaboration agreement provides for shared development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF (fontolizumab) in all indications.

Upon effecting the agreement, we received an upfront license fee payment of $40.0 million, and Biogen Idec purchased approximately 4.1 million shares of our common stock, at $24.637 per share, which represents the then fair market value of the stock, for approximately $100.0 million in cash. These shares are subject to a lock-up provision, which expires as to half the shares in April 2006 and expires as to the remainder of the shares in September 2006. Biogen Idec also agreed to a standstill period of one year during which it is restricted from acquiring or soliciting other parties to acquire our voting securities.

Under our collaboration agreement, we and Biogen Idec will share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies will jointly oversee development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company’s capabilities and expertise. We will be eligible to receive development and commercialization milestones based on the further successful development of these molecules. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to PDL on sales of collaboration products. If multiple products are developed successfully in multiple indications and all milestones are achieved, PDL could receive certain development and commercialization milestone payments totaling up to $660 million. Of these, $560 million are related to development and $100 million are related to commercialization of collaboration products.

Our collaborations with Roche and Biogen Idec require each party to undertake extensive efforts in support of the collaboration, and require the performance of both parties to be successful. In general the collaborations are operated through joint steering and other committees. Each party has rights under certain conditions or at certain times to terminate the ongoing collaboration, in whole or as to a particular program, and to terminate the agreement in certain events.

ESP Pharma and Retavase Acquisitions

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma Holding Company, Inc. (ESP Pharma), a privately held hospital-focused company. The aggregate purchase price was approximately $435.2 million, including the cash paid to ESP Pharma stockholders of $325.0 million, the fair value of 7,330,182 shares of PDL’s common stock issued to ESP Pharma stockholders and direct transaction costs of approximately $5.4 million. In addition, during 2005 we recognized approximately $19.4 million in other acquisition-related charges. During September 2005, we released 1,260,842 shares from escrow to the ESP Pharma shareholders and recorded an additional $35.3 million of goodwill, which increased the purchase price to $470.5 million. In September 2005, prior to the release of the 1,260,842 shares from the escrow, we delivered a claim against 952 shares held in escrow based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger. As the agent representing the former ESP Pharma stockholders did not respond to this claim within 60 days from the date of the claim, the 952 shares were released to us and cancelled. In December 2005, we delivered another claim against 387,855 shares held in escrow primarily as a result of higher sales returns than allowable under the acquisition agreement and tax related items. The ESP Pharma stockholders have disputed the claim and we have initiated the process to resolve the dispute. We believe all current claims against the escrow shares will be resolved in PDL’s favor and will be collected. As of December 31, 2005, the remaining number of shares in the escrow account was 1,262,746.

Simultaneous with the acquisition, ESP Pharma acquired the rights to manufacture, develop, market and distribute Retavase (reteplase) from Centocor, a biopharmaceutical operating company of Johnson & Johnson. The purchase price for the acquisition of Retavase was $110.5 million, consisting of $110.0 million paid to Centocor and $0.5 million of transaction costs. Additionally, we may be required to pay Centocor certain milestone payments of up to $45 million if additional conditions relating to ongoing clinical trials and manufacturing arrangements for Retavase are satisfied.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of December 31, 2005, we had an accumulated deficit of approximately $440.1 million. Our expenses will continue to increase over the next several years because of the extensive resource commitments required to identify and develop product candidates to achieve regulatory approval and to market potential products for commercial success for any individual product. Also, over the next several years we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, marketing and manufacturing capabilities.

Our operating expenses may also increase if we invest in additional manufacturing capacity, as we defend or prosecute our patents and patent applications, and as we invest in research or acquire additional technologies, product candidates or businesses.

We acquired ESP Pharma in the first quarter of 2005. The integration of the two companies’ product rights, technologies, operations and personnel is a complex, time consuming and expensive process and requires significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating ESP Pharma into our organization could have a material adverse effect on the operating results of the combined company after the merger and could result in the combined company not achieving the anticipated benefits of the merger.

In order to meet our objective of sustaining cash flow positive results on an annual basis beginning in 2006, we will have to continue to increase sales levels for our existing products, Cardene IV, Retavase and IV Busulfex. We have a limited history of product marketing and sales and the markets for Cardene IV and Retavase are highly competitive. Our competitors include pharmaceutical, biopharmaceutical and specialty pharmaceutical companies with substantially greater revenues and experience in marketing products than we have. If we do not achieve our near term objectives we may continue to incur substantial operating losses.

We are dependent to a significant extent on third parties, and our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost, in a timely manner and with appropriate quality, or successfully market our proprietary products or maintain desired margins for products sold, we may not achieve sustained cash flow positive results and may never achieve sustained profitable operations.

In addition, we have approximately $500.0 million in convertible debt outstanding, approximately $250.0 million of which are callable by PDL in each of 2008 and 2010, and due in 2023 and 2012, respectively. In order to be able to service our debt in the future, we will need to generate positive cash flows from our operations.

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

Revenue Recognition

We recognize revenues from product sales, net of estimated allowances for cash discounts, product returns and rebates. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated discounts, product returns, bad debts, and rebates. We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies.

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

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, as we did not establish fair value for all undelivered elements of the Co-Development and Commercialization Agreement with Roche (the Roche Collaboration Agreement), including milestones and the reimbursement of research and development expenses, the $17.5 million upfront license fee that we received from Roche will be recognized over the term of the Roche Collaboration Agreement as services are provided. Similarly, we did not establish fair value for all undelivered elements of the multiple products of the Collaboration Agreement with Biogen Idec (the Biogen Idec Collaboration Agreement). The $40.0 million upfront license fee, milestones and the reimbursement of research and development expenses that we received from Biogen Idec will be recognized over the term of the Biogen Idec Collaboration Agreement as services are provided with respect to the specific products under development to which the upfront license fees, if any, and reimbursement relate. As we share research and development expenses equally under this arrangement, we recognize expense incurred as research and development expenses and recognize reimbursement as other revenue.

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

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of products under our current policies, chargebacks, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for product returns, including new products, are calculated based on the inventory data available to us in monitoring channel inventory levels, the purchase of third-party data to monitor prescriptions as well as, for new products, a review of our products we have sold through the same or similar channels. In addition, our estimates are based on the historical chargeback data we receive from wholesalers and the applicable customer chargeback rates, returns and rebate thresholds we have from Wyeth and Centocor with respect to Cardene IV and Retavase, respectively. Further, we monitor the activities and clinical trials of our key competitors and assess the potential impact on our future sales and return expectations where necessary.

If conditions become more competitive for any of the markets served by our drugs or if other circumstances change, we may take actions to increase our product return estimates or we may offer additional customer incentives. This would result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered. Product sales’ allowances for chargebacks, returns and rebates require substantial judgment. Actual results may differ from our estimates and could impact our earnings in any period in which an adjustment is made, based on actual results.

During the second half of 2005, we experienced a significant volume of product returns from products sold by ESP Pharma prior to our acquisition of ESP Pharma (pre-acquisition sales). These returned products were either expired or would have been expired before they could be sold to the hospitals and administered to the patients. When we began experiencing higher than expected returns from pre-acquisition sales, we met with all of our large wholesalers to enforce the terms and conditions of the original product sales in order to minimize the credits we issued to the wholesalers. We also put inventory management arrangements in place with our three largest wholesalers during the third and fourth quarters of 2005, which will reduce the risk of product returns on our current period sales to such wholesalers. As discussed in Note 1 of our Consolidated Financial Statements, we recognized the expenses related to pre-acquisition product sales as other acquisition-related charges in the Consolidated Statements of Operations.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors including, but not limited to, contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

The valuation in connection with the initial purchase and the ongoing evaluation for impairment of goodwill and other intangible assets requires significant management estimates and judgment. The value ascribed to each asset requires management estimates and judgment as to expectations for various products and business strategies. For example, we estimate future probability-adjusted cash flows and certain discount rates as well as assumed commercialization dates for future potential products. These estimations affect the allocation between charges to acquired in-process research and development and the capitalization of intangible assets. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for intangible assets.

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. For example, we recorded an impairment charge of $15.5 million in 2005 to reduce the net carrying values of the intangible assets related to our off-patent branded product rights to fair value (see Note 4 to the Financial Statements in Part II, Item 8 of this Annual Report).

RESULTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

	Years Ended December 31,				Annual Percent Change
(In thousands)	2005		2004	2003	2005 / 2004	2004 / 2003
Revenues
Product sales, net	$121,191	(1)	$—	$—	100%	—
Royalties	130,068		83,807	52,704	55%	59%
License and other	28,395		12,217	13,982	132%	(13)%

Total Revenues	$279,654		$96,024	$66,686	191%	44%

(1)	Represents net product sales generated during the nine-month period since our acquisition of ESP Pharma on March 23, 2005.

Our total revenues increased in 2005, primarily due to product sales resulting from our acquisition of ESP Pharma and Retavase. The increase in total revenues in 2004 was primarily due to higher royalties and license fees compared to 2003. These revenue changes are further discussed below.

Product sales, net

We acquired marketed products from the acquisitions of ESP Pharma and Retavase, both of which closed on March 23, 2005. Total net product sales in the approximate nine-month period of 2005 (i.e., from March 23, the date of acquisition, through December 31) were $121.2 million. Net product sales of Cardene IV, Retavase and IV Busulfex totaled $111.4 million for the period, or approximately 92% of net product sales. Off-patent branded product sales for the period totaled $9.8 million. We expect that sales of Cardene IV, Retavase and IV Busulfex will increase in 2006 and sales generated from off-patent branded products will be minimal as we completed the sale of Declomycin in February 2006 and the sale of Sectral, Tenex and Ismo in March 2006.

During 2005, we experienced significant fluctuations in our distribution channel inventory levels which we believe was the result of overstocking of product by our major wholesalers prior to our acquisition of ESP Pharma. As a result, during the year we experienced a significant level of product returns related to expired products. In order to help alleviate these fluctuations and in conjunction with the integration of ESP Pharma operations into PDL’s, during the third and fourth quarters of 2005, we significantly improved our customer relations and supply chain management by allocating more resources to these areas. In addition, we implemented controls that will effectively reduce the risk of product returns in the future. Such controls include management’s assessment of customer demand by way of reviewing channel inventory and pull-through data obtained from third party sources, and the approval of all sales orders in line with customer demand.

Further, understanding the importance of having a clear view of our wholesalers’ channel inventory, during the first quarter of 2006 but effective during the fourth quarter of 2005, we entered into inventory management arrangements with three major pharmaceutical wholesalers that distribute more than 90 percent of our product sales for our three major products (Cardene IV, IV Busulfex, and Retavase). We implemented these agreements to limit speculative buying and to help ensure that wholesaler purchasing is more consistent with customer demand. Under these agreements, we agreed to pay the wholesalers a fee in exchange for product distribution and inventory management information and services. Such fees are recorded as a reduction to product sales in the consolidated statements of operations in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). Additionally, under the terms of the agreements, each wholesaler has agreed not to exceed specified maximum levels of inventory on hand. As of the end of December 2005, we believe that these three major wholesalers have inventories on-hand for all PDL products of less than two month’s supply, which is in compliance with the contractually specified levels.

During 2005, we recognized approximately $24.8 million in product returns for expired product associated with sales made prior to our acquisition of ESP Pharma. Of these returns, we expect to recover approximately $14.6 million from our claims to the escrow account from the ESP Pharma acquisition. As a result of the improved processes surrounding channel inventory management, we expect a minimal level of product returns related to products sold after our acquisition of ESP Pharma. Accordingly, we reduced our product returns allowance during the fourth quarter to appropriately reflect our revised estimate of future product returns.

Royalties

Total royalty revenues recognized under separate agreements with Roche, Genentech, MedImmune and Wyeth have been steadily increasing year-over-year. In 2005, the increase was primarily due to a 53% increase in combined Herceptin and Avastin sales reported by Genentech and Synagis sales reported by MedImmune. In 2004, the increase was primarily due to increased Herceptin sales reported by Genentech, higher Synagis sales reported by MedImmune, and the commercialization of Genentech’s Avastin antibody product during the first quarter of 2004, for which we received royalty payments beginning in the second quarter of 2004. Royalty payments from Genentech and MedImmune accounted for 67% and 25%, respectively, of our royalty revenues during 2005 compared to 57% and 34%, respectively during 2004 and 46% and 47%, respectively, during 2003.

We expect that in 2006, with the exception of Zenapax royalties from Roche, we will continue to experience royalty revenue growth based on the assumed continued growth in product sales underlying our royalty revenues. As per the terms of our Second Amended and Restated Worldwide Agreement with Roche signed in October 2005, Roche will pay us royalties at a reduced rate only once Zenapax product sales have reached a certain threshold. As such, we expect to receive trivial to no royalty revenue from Roche’s sale of Zenapax going forward. We also continue to expect quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis. In addition, we received a small amount of royalty revenue related to Tysabri sales in early 2005 and future royalty revenues from that product will not occur unless it is successfully re-introduced.

License and Other Revenues

	Years Ended December 31,
(in thousands)	2005	2004	2003
License and Other Revenues
Patent rights and licensing	$3,757	$5,126	$8,450
Humanization and other	24,638	7,091	5,532

Total License and Other Revenues	$28,395	$12,217	$13,982

License and other revenues recognized in 2005, 2004 and 2003 consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology and license maintenance fees. Also included in license and other revenues in 2005 and 2004 were revenues recognized under our collaborations with Roche and Biogen Idec.

License and other revenues increased in 2005 from 2004 primarily due to the revenue recognized under our collaborations with Biogen Idec and Roche and timing of milestone achievement from our licensees, which is recognized when earned, partially offset by lower revenues generated from fewer patent licensing agreements in 2005 compared to 2004. We recognized a total of $20.0 million from Biogen Idec and Roche in 2005 compared to only $3.7 million in 2004 from Roche. We recognized $1.8 million in milestone revenues in 2005 compared to $0.5 million in 2004.

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

We continuously review opportunities to seek to out-license marketing rights for certain antibodies, and may receive upfront fees, milestone payments and/or other types of funding, in addition to possible royalties or other profit sharing arrangements on any product sales by our licensees. We expect quarterly fluctuations in license and other revenues depending on the number of new contract arrangements we enter into and milestones achieved by our licensees. We also expect our license and other revenues to increase in 2006 due to a full year of revenue under our Biogen Idec Collaboration Agreement and the amended Roche Collaboration Agreement. A portion of the license and other revenue we expect to recognize in 2006 and future years will be based upon recognition over time of upfront license fees which were paid to us in 2005.

Costs and Expenses

	Years Ended December 31			Annual Percent Change
(In thousands)	2005	2004	2003	2005 / 2004	2004 / 2003
Costs and Expenses
Cost of product sales	$60,257	$—	$—	100%	—
Research and development	172,039	122,563	82,732	40%	48%
Selling, general and administrative	82,386	31,806	27,613	159%	15%
Acquired in-process research and development	79,417	—	85,993	100%	(100)%
Other acquisition-related charges	19,434	—	—	100%	—
Asset impairment charges	31,269	—	—	100%	—

Total costs and expenses	$444,802	$154,369	$196,338	188%	(21)%

Cost of Product Sales

Cost of product sales (COS) as a percentage of product sales was 50% in 2005. We did not sell products prior to 2005. COS largely reflects cost of goods sold, amortization of product rights from the purchase of Retavase and the other products acquired from ESP Pharma, royalty expenses, and certain start-up production costs related to the transition of sales to us from Centocor for Retavase. Amortization of product rights was $35.4 million or 59% of COS in 2005 compared to no such costs incurred in 2004 and 2003.

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

The increase in research and development costs in 2005 compared to 2004 was primarily due to increases in personnel costs of $19.4 million, clinical development expenses for our major research and development projects of $14.8 million, facility-related costs of $9.2 million, information technology-related costs of $8.0 million, production material costs of $4.4 million, outside services costs of $1.5 million and research and development licensing costs of $0.5 million. These increases were related to the hiring of additional employees to pursue our expanding research and development programs, partially offset by decreases in contract manufacturing services of $6.8 million and other miscellaneous items of $1.5 million.

The increase in 2004 compared to 2003 was primarily due to an increase in personnel costs of approximately $16.1 million. Also contributing to the increase were contract manufacturing costs of $8.9 million, an increase in facility-related expenses of $7.5 million, in-licensing of research and development technology of $3.9 million, outside services of $2.1 million, and amortization of intangible assets of $1.4 million due to a full-year of amortization of assets acquired related to our acquisition of Eos Biotechnology, Inc. (Eos) and technology rights from Roche in 2003. These increases related to the hiring of additional employees to pursue our expanding research and development programs, which were partially offset by lower direct clinical and preclinical studies’ costs for our major research and development projects of approximately $2.0 million.

We expect our research and development expenses will continue to increase as we invest in manufacturing, advance our product candidates into later stages of development and add new product candidates the increase is expected to relate primarily to expanded clinical trial activity, including associated direct scale-up and manufacturing expenses, and the additional headcount required to execute our clinical trial programs as well as the further expansion of our research, preclinical, manufacturing and process development infrastructure.

Below is a summary of products and the related stages of development for each product in clinical development, including the research and development expenses recognized in connection with each product:

					Research and Development Expenses for the Years Ended December 31,
Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	2005	2004	2003
					(In thousands)
Daclizumab	Healthy Volunteer Asthma Multiple Sclerosis Solid organ transplant maintenance	Phase 1 Phase 2a Phase 2 Phase 2	Roche Roche Biogen Idec Roche	2006 Completed 2007 2008	$37,908	$30,444	$17,737
Ularitide(1)	Acute Decompensated Heart Failure	Phase 2	CardioPep Pharma	Completed	11,170	N/A	N/A
Terlipressin(2)	Type 1 Hepatorenal Syndrome	Phase 3	Orphan Therapeutics	2006	2,930	N/A	N/A
HuZAF	Crohn’s disease	Phase 2	—	Completed	4,055	7,266	22,888
Nuvion	Severe steroid-refractory ulcerative colitis	Phase 1/2	—	2005	28,209	21,407	9,134
M200	Solid tumors	Phase 2	Biogen Idec	2006	27,588	20,574	3,528
Other(3)			—		60,179	42,872	29,445

	Total Research and Development Expenses				$172,039	$122,563	$82,732

(1)	We assumed development responsibility in Q1 2005. The Phase 2 study was completed by CardioPep Pharma in Europe. PDL has worldwide development and commercialization rights to this product.
(2)	Orphan Therapeutics has development responsibility for this molecule; PDL has exclusive marketing rights in the United States and Canada.
(3)	No other clinical product included in “other” constitutes more than 5% of the total research and development expenses for the period presented. Also includes expenses for terminated and out-licensed product candidates.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as seven to ten years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “If our research efforts are not successful, we may not be able to effectively develop new products,” “Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly,” “We are subject to extensive government regulation, which requires us to invest significant amounts of resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired, “ and “We may be unable to obtain or maintain regulatory approval for our products and the marketing and sale of our products could result in violations of law or regulations” sections of our Risk Factors.

Selling, General and Administrative Expenses

Selling, general and administrative costs include costs of personnel, professional services, patent, consulting and other expenses related to our administrative functions and an allocation of facility costs. The increase in 2005 as compared to 2004 was primarily due to increased personnel-related expenses of approximately $28.9 million resulting from the addition of sales force through the ESP Pharma acquisition, outside services expenses of approximately $25.9 million for advertising, market research and promotion materials, facility-related expenses of $2.9 million, and miscellaneous expenses of $0.9 million, which were partially offset by information technology-related costs allocation out to research and development expenses of $8.0 million. We expect that selling, general and administrative expenses will continue to increase in 2006, as compared to 2005, as we operate our expanded sales force and support staff and initiate or continue promotional programs for our products. We expanded our sales force by 80% since our acquisition of ESP Pharma.

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

Acquired In-Process Research and Development

ESP Pharma Acquisition

In connection with the March 2005 acquisition of ESP Pharma, we recorded charges for acquired in-process research and development of $79.4 million due to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility as of March 23, 2005 and had no alternative future use as of that date. A summary and the status of these programs at December 31, 2005 follows:

Program	Description	Status of Development	Value Assigned
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for hepatorenal syndrome	Our third-party licensor, Orphan Therapeutics holds the IND and is conducting a Phase 3 trial in patients with type I hepatorenal syndrome in the United States.	$23,765

Ularitide	A synthetic form of the natriuretic peptide for the treatment of decompensated congestive heart failure	Our third-party licensor, CardioPep Pharma, has completed SIRIUS II, a double-blind, placebo- controlled Phase 2 study	55,652

			$79,417

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 14%, which at the time of our acquisition was determined to be our cost of capital. This discount rate is a significant assumption and is based on our estimated weighted-average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the in-process research and development, the assumed commercialization dates for these potential products begins in 2007, specifically for terlipressin.

Eos Acquisition

In connection with the April 2003 acquisition of Eos Biotechnology, Inc. (Eos), we recorded charges for acquired in-process research and development of $37.8 million due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date. A summary and the status of these programs at December 31, 2005 follows:

Program	Description	Status of Development	Value Assigned (in thousands)
Anti-angiogenesis (M200, Anti-a5ß1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic, and renal cell cancers	Phase 2 clinical trials initiated in December 2004	$24,067

Ocular Neovascularization (F200, Anti-a5ß1 Integrin Antibody)	Fab fragment of Anti-a5ß1 Integrin Antibody for ocular indications, including age-related macular degeneration	No further development expected	$13,767

*	Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

Acquisition of Daclizumab Rights from Roche

We recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell daclizumab (Zenapax) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.

•	In September 2004, we and Roche announced the co-development of the subcutaneous formulation of daclizumab (daclizumab s.c.) in asthma and related respiratory disorders. During 2005, we conducted a single-dose and a multiple-dose Phase 1 clinical trials of daclizumab s.c. in healthy volunteers, intended to gather additional experience with the PDL-manufactured subcutaneous formulation. We and Roche intend to initiate a subsequent Phase 2b clinical trial in patients with moderate-to-severe persistent asthma in the second half of 2006.

•	In May 2004, we reported results from a Phase II clinical study of daclizumab in patients with moderate-to-severe ulcerative colitis. Daclizumab did not meet primary or secondary endpoints in the trial, and we do not intend to develop it further for this indication.

Assumptions Underlying In-Process Research and Development Charges

The values of the acquired in-process research and development from the ESP Pharma acquisition, the Eos acquisition and the Roche arrangement were determined by estimating the related future probability-adjusted net cash flows, which were then discounted to present values using a rate of 14% for the ESP Pharma acquisition and 15% for both the Eos acquisition and the Roche arrangement. This discount rate is a significant assumption and is based on our estimated weighted-average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from such projects were based on estimates of revenues and operating profits related to such projects considering the stage of development of each potential product acquired, the time and resources needed to complete each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the acquired in-process research and development, the assumed commercialization dates used for the potential products ranged from 2007 to 2008 related to the ESP Pharma acquisition and the Roche arrangement and 2008 to 2009 related to the Eos acquisition.

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

Other Acquisition-related Charges

Other acquisition-related charges represent costs incurred during 2005 that relate to ESP Pharma operations prior to our acquisition of the business. Such charges include $18.6 million for product sales returns and accounts receivable allowances related to pre-acquisition sales and $0.8 million for other liabilities. As such charges directly related to ESP Pharma operations prior to our acquisition of the business, we recognized them as operating expenses rather than as a reduction to current year product sales. Although we have made our best estimates of other acquisition-related charges as of the filing of this Annual Report on Form 10-K, during 2006 we may identify additional other acquisition-related charges that could affect our results of operations.

Asset Impairment Charges

In 2005, we recognized an asset impairment charge of $15.5 million to write down the carrying amounts of the product rights and related inventory of our four off-patent branded products to their fair values based on a revaluation completed in September 2005. We acquired these product rights as part of the acquisition of ESP Pharma, however, as we are committed to the development, manufacture and commercialization of proprietary biopharmaceutical products, marketing the off-patent branded products was inconsistent with our strategy. Accordingly, during third quarter of 2005, we made a decision to market the assets relating to these products to potential acquirers, and we engaged a financial advisor to assist us in this effort. At September 30, 2005, the fair value of these product rights and related inventory was estimated by management based on the indications of interests that we had received from potential buyers. We classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, we reserved $1.1 million of this off-patent branded product inventory on hand as of December 31, 2005 based on its expected realizable amount.

In addition, pursuant to the terms of the Amended Agreements with Roche in October 2005, we agreed not to exercise the reversion right under the Prior Agreements to promote and sell Zenapax for prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2006. As a result, during the fourth quarter of 2005 we wrote off the carrying value of the reversion right of $15.8 million acquired under the Amended and Restated Worldwide Agreement with Roche in October 2003. The Amended Agreements also amended the royalty obligations of Roche with respect to future sales of Zenapax in the existing transplant indication by including a revenue threshold below which royalties are not due.

Interest and Other Income, net and Interest Expense

	Years Ended December 31			Annual Percent Change
(In thousands)	2005	2004	2003	2005 / 2004	2004 / 2003
Interest and Other Income, net and Interest Expense
Interest and other income, net	$9,616	$10,212	$9,681	(6)%	5%
Interest expense	(10,177)	(5,028)	(9,770)	102%	(49)%

Interest and other income, net in 2005 decreased from 2004 primarily due to losses on investments in available-for-sale securities of $0.3 million realized in 2005 compared to realized gains on investments of $0.3 million in 2004. Interest and other income, net in each of 2005 and 2004 included interest income of $9.7 million. In 2003, interest and other income, net consisted of interest income of $16.3 million, partially offset by early debt extinguishment charges of approximately $6.5 million. Interest income decreased by $6.6 million in 2004 when compared to 2003 primarily due to lower invested cash and marketable securities balances, and to a lesser extent, declining interest rates on our marketable securities.

Interest expense in 2005, net of amounts capitalized, related to a 2.00%, $250.0 million Convertible Senior Notes (2005 Notes), a 2.75%, $250.0 million Convertible Subordinated Notes (2003 Notes), a 7.64% term loan associated with the purchase our Fremont, California facilities, and notes payable assumed in our acquisition of Eos in the second quarter of 2003. Interest expense in 2004, net of amounts capitalized, related to the 2003 Notes, the 7.64% term loan and the notes payable acquired in the Eos acquisition. Interest expense in 2003, net of amounts capitalized, related to our 5.50% Convertible Subordinated Notes that were redeemed in November 2003, the 2003 Notes, the 7.64% term loan and the notes payable acquired in the Eos acquisition.

Interest expense for 2005 increased from 2004 as a result of both our 2005 Notes and 2003 Notes being outstanding during 2005, compared to only our 2003 Notes being outstanding in 2004. The decrease in interest expense in 2004 compared 2003 was due primarily to the redemption of our 5.50% convertible subordinated notes in November 2003.

We expect that full-year interest expense in 2006 will increase slightly from 2005 since the 2005 Notes will be outstanding for the full year in 2006 compared to only a partial year in 2005. The 2005 Notes were issued in February 2005.

Income Taxes

We recorded a tax expense of approximately $0.9 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively. Taxes during the year ended December 31, 2005 are primarily related to state income taxes on income earned by ESP Pharma and foreign taxes on income earned by our foreign operations. Taxes during the year ended December 31, 2004 are primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee. We recorded a tax provision benefit of approximately $0.9 million during the fourth quarter of 2005 primarily related to a change in estimates for our annual tax provision for the year ended December 31, 2005. We recorded a $10.1 million federal deferred tax asset related to the carry back of ESP Pharma’s tax loss for the period from January 1, 2005 through March 23, 2005 partially offset by a net $0.4 million state deferred tax liability related to future amortization expense for intangible assets from the acquisition of ESP Pharma that are not deductible for tax purposes. This $9.7 million net deferred tax asset was recorded as a reduction of goodwill from the ESP Pharma acquisition.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through product sales, public and private placements of equity and debt securities, revenue under agreements with third parties and interest income on invested capital. At December 31, 2005, we had cash and cash equivalents and marketable securities and restricted investments in the aggregate of $333.9 million, compared to $397.1 million at December 31, 2004.

Net cash provided by our operating activities in 2005 was $31.6 million compared with net cash used in operating activities of $27.2 million and $23.6 million in 2004 and 2003, respectively. The $31.6 million net cash provided by operating activities in 2005 was primarily attributable to our product sales and increased revenues from royalties, which is offset partially by the increase in spending for advancing clinical programs and our expansion into sales and marketing activities as well as headcount. In 2004 and 2003, the changes in cash used in operating activities as compared to the prior year related primarily to the funding of greater operating expenses partially offset by an increase in deferred revenue resulting from the Collaboration Agreement signed with Roche in September 2004 and increases in other current assets and other assets resulting from the transaction costs associated with the issuance of our 2003 Notes in 2003, which was partially offset by an increase in accounts payable and accrued liabilities resulting from the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota.

Net cash used in investing activities in 2005 was $320.8 million compared to $240.2 million and $20.9 million in 2004 and 2003, respectively. The $320.8 million net cash used for investing activities in 2005 was primarily attributable to $432.6 million in cash payments (net of cash received) related to the ESP Pharma and Retavase acquisitions in March 2005 and $41.3 million in capital expenditures, which were partially offset by $154.5 million in sales and maturities of our marketable securities and maturities of restricted investments. The changes in 2004 and 2003 were primarily the result of the timing of purchases of marketable securities, as well as the purchase of intangible assets and increase in capital expenditures. The purchase of intangible assets in 2003 primarily related to an amendment to our collaboration agreement with Roche. The capital expenditures in 2005, 2004 and 2003 were primarily related to the development, construction and validation activities for our manufacturing facility in Brooklyn Park, Minnesota.

Net cash provided by financing activities in 2005 was $381.2 million compared to $17.0 million and $98.5 million in 2004 and 2003, respectively. The $381.2 million net cash provided by financing activities in 2005 was primarily due to the issuance of our 2005 Notes in February 2005, the issuance of common stock to Biogen Idec for $100 million, and employee stock purchase plan and stock option exercises totaling $39.9 million, which was partially offset by $0.7 million for payments of debts during 2005. Net cash provided by financing activities in 2004 and 2003 primarily related to the proceeds from the exercise of stock options, and additionally in 2003, from the issuance of our 2003 Notes, which was partially offset by the redemption of our 5.50% Convertible Notes in November 2003 in the aggregate of approximately $154.1 million.

In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (2005 Notes). The 2005 Notes are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the Convertible Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value. We used the proceeds from the 2005 Notes to help fund the acquisitions of ESP Pharma and Retavase.

We estimate that our existing capital resources will be sufficient to fund our operations through 2006 and the foreseeable future. Our future capital requirements will depend on numerous factors, including, among others, royalties from sales of products by third-party licensees, including Synagis, Herceptin, Xolair, Raptiva, Mylotarg, and Avastin; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our manufacturing facilities; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to PDL existing relationships with partners, distributors, third party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

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

We pledged a portfolio of U.S. government securities originally costing approximately $20.8 million as security for the 2003 Notes. These securities, and the earnings thereon, are sufficient to pay the first six scheduled interest payments due on the 2003 Notes. As of December 31, 2005, the remaining portion of the $6.8 million balance will be paid off in 2006 and is reflected on the Consolidated Balance Sheet within marketable securities.

In May 2001, we signed a collaboration agreement with Exelixis, Inc. relates to the discovery of potential antibody targeting in the field of cancer. As part of this agreement, we purchased a $30.0 million five-year note, convertible at our option after the first year of the collaboration into Exelixis common stock. We anticipate collecting principle and interest owed from Exelixis on a timely basis in May 2006.

In September 1999, Fremont Holding L.L.C. (our wholly owned subsidiary) obtained a $10.2 million term loan to purchase our Fremont, California facilities, with a $7.4 million outstanding balance as of December 31, 2005. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. The loan is secured by our Fremont, California facilities and is subject to the terms and covenants of the loan agreement.

Our contractual obligations under lease, debt, contract manufacturing, and construction agreements for the next five years and thereafter as of December 31, 2005 are as follows:

	Payments Due By Period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Obligations(1)
Operating leases	$4,323	$4,847	$404	$365	$9,939
Long-term debt	1,227	2,278	2,278	4,587	10,370
Convertible notes	11,875	23,750	273,748	257,500	566,873
Contract manufacturing	1,659	—	—	—	1,659
Construction contracts	3,269	—		—	3,269

Total contractual cash obligations	$22,353	$30,875	$276,430	$262,452	$592,110

(1)	This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and / or likelihood of such payments are not known in any period presented above.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under FAS 123, will no longer be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The adoption of FAS 123R will have a material impact on our consolidated results of operations. We will adopt FAS 123R using the prospective method and the Black Scholes valuation model to calculate stock-based compensation expense. Based on this approach, we expect that the total stock-based compensation expense for 2006 will be in the range of $32 million to $38 million. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. Actual results may differ materially from our estimates as a result of these factors, and we disclaim and any obligation to update or revise this or any other forward-looking statements in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We maintain a non-trading investment portfolio of investment grade, highly liquid debt securities, which limits the amount of credit exposure to any one issue, issuer or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable purchased from Exelixis, Inc. due in May 2006. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or changes or interpretations in accounting principles could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause us to include changes in the Exelixis stock price on a quarterly basis and would contribute to fluctuation in our operating results from quarter to quarter.

The debt securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. If market interest rates were to increase by 100 basis points from December 31, 2005 levels, the fair value of the portfolio would decline by approximately $1.2 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

As of December 31, 2005, the aggregate fair values of our long-term debt and convertible subordinated notes were approximately $7.9 million and $706.3 million, respectively, based on available pricing information. The long-term debt bears interest at a fixed rate of 7.64%, the convertible subordinated notes issued in 2003 bear interest at a fixed rate of 2.75% and the convertible senior notes issued in 2005 bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations. Our convertible notes may be converted to common stock prior to the maturity date.

Liabilities (000’s)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt, including current portion
Fixed Rate	$588	$635	$685	$741	$800	$3,931	$7,380	$7,864	(1)
Avg. Interest Rate	7.64%	7.64%	7.64%	7.64%	7.64%	7.64%	7.64%

Convertible subordinated notes
Fixed Rate	$—	$—	$—	$—	$—	$499,998	$499,998	$706,250	(2)
Avg. Interest Rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%

(1)	The fair value of the remaining payments under our long-term obligations is estimated using discounted cash flow analyses, based on our current incremental borrowing rate for similar types of borrowing arrangements.
(2)	The fair value of the remaining payments under our convertible subordinated notes is based on the market price of similar instruments with similar convertible features.

Foreign Currency Risk

As we have operations outside of the United States, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. To date, our foreign operations have not been significant to our results of operations and financial condition; therefore, our current foreign currency risk is considered minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$183,377	$91,395
Marketable securities, including $6.8 million and $6.9 million of restricted investments at December 31, 2005 and 2004, respectively	101,617	140,579
Accounts receivable, net of allowances of $10.0 million at December 31, 2005	21,963	—
Inventories	17,728	—
Deferred tax assets	9,244	—
Prepaid and other current assets	18,272	9,750
Short-term note receivable	30,000	—

Total current assets	382,201	241,724
Long-term marketable securities, including zero and $6.7 million of restricted investments at December 31, 2005 and 2004, respectively	48,928	165,106
Land, property and equipment, net	266,053	238,077
Goodwill	57,783	—
Other intangible assets, net	397,266	31,309
Other assets	13,770	7,516
Convertible note receivable	—	30,000

Total assets	$1,166,001	$713,732

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,728	$4,921
Accrued compensation	16,401	6,977
Royalties payable	3,295	—
Other accrued liabilities	40,509	13,244
Deferred revenue	11,290	17,389
Current portion of notes payable	—	379
Current portion of other long-term debt	676	544

Total current liabilities	74,899	43,454
Convertible notes	499,998	249,998
Notes payable	—	7,469
Long-term deferred revenue	57,743	—
Other long-term debt	7,296	301

Total liabilities	639,936	301,222
Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 112,062 and 95,857 shares issued and outstanding at December 31, 2005 and 2004 respectively	1,121	959
Additional paid-in capital	969,118	686,302
Deferred stock-based compensation	(1,998)	—
Accumulated deficit	(440,109)	(273,532)
Accumulated other comprehensive loss	(2,067)	(1,219)

Total stockholders’ equity	526,065	412,510

Total liabilities and stockholders’ equity	$1,166,001	$713,732

See accompanying notes.

Consolidated Statements of Operations

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Revenues:
Product sales, net	$121,191	$—	$—
Royalties	130,068	83,807	52,704
License and other	28,395	12,217	13,982

Total revenues	279,654	96,024	66,686
Costs and expenses:
Cost of product sales	60,257	—	—
Research and development	172,039	122,563	82,732
Selling, general and administrative	82,386	31,806	27,613
Acquired in-process research and development	79,417	—	85,993
Other acquisition-related charges	19,434	—	—
Asset impairment charges	31,269	—

Total costs and expenses	444,802	154,369	196,338

Operating loss	(165,148)	(58,345)	(129,652)
Interest and other income, net	9,616	10,212	9,681
Interest expense	(10,177)	(5,028)	(9,770)

Loss before income taxes	(165,709)	(53,161)	(129,741)
Income tax expense	868	80	73

Net loss	$(166,577)	$(53,241)	$(129,814)

Basic and diluted net loss per share	$(1.60)	$(0.56)	$(1.40)

Shares used in the computation of basic and diluted net loss per share	104,326	94,982	92,478

See accompanying notes.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net loss	$(166,577)	$(53,241)	$(129,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	79,417	—	85,993
Asset impairment charges	31,269	—	—
Depreciation and amortization	15,126	11,361	8,407
Amortization of convertible notes offering costs	2,214	1,205	1,147
Amortization of intangible assets	37,557	2,502	941
Stock-based compensation expense	970	1,214	276
Loss on investment in marketable securities	302	—	—
Impairment loss on investment	—	—	150
Loss on early extinguishment of debt	—	—	6,538
Loss on disposal of fixed assets	7	741	455
Other non-cash research and development expenses	1,500	3,000	—
Non-cash license revenue	—	(4,000)	—
Changes in assets and liabilities:
Accounts receivable	(24,473)	—	—
Interest receivable	323	340	2,975
Inventories	923
Other current assets	(6,618)	939	(3,286)
Other assets	(124)	405	(8,941)
Accounts payable	(4,029)	1,277	1,064
Accrued liabilities	13,619	(9,627)	10,407
Deferred revenue	50,144	16,728	123

Total adjustments	198,127	26,085	106,249

Net cash provided by (used in) operating activities	31,550	(27,156)	(23,565)
Cash flows from investing activities:
Purchases of marketable securities	(600)	(291,271)	(110,049)
Sales and Maturities of marketable securities	147,660	139,290	278,000
Maturities (purchases) of restricted securities	6,876	7,487	(20,822)
Adjustment to goodwill related to ESP Pharma acquisition	(873)	—	—
Cash paid for ESP Pharma acquisition, net of cash acquired	(322,558)	—	—
Cash paid for Retavase acquisition	(110,000)	—	—
Cash obtained from Eos	—	—	2,453
Purchase of intangible assets	—	—	(80,000)
Purchase of land, property and equipment	(41,268)	(95,683)	(90,518)

Net cash used in investing activities	(320,763)	(240,177)	(20,936)

Cash flows from financing activities:
Proceeds from issuance of common stock	139,868	18,313	4,110
Proceeds from issuance of convertible notes	242,048	—	250,000
Extinguishment of long-term convertible debentures	—	—	(154,125)
Payments on other long-term obligations	(721)	(1,353)	(1,446)

Net cash provided by financing activities	381,195	16,960	98,539

Net increase (decrease) in cash and cash equivalents	91,982	(250,373)	54,038
Cash and cash equivalents at beginning of year	91,395	341,768	287,730

Cash and cash equivalents at end of year	$183,377	$91,395	$341,768

Cash Flow for Acquisition of ESP Pharma, Retavase and Eos:
Cash and cash equivalents	$2,442	—	—
Inventories	19,712	—	—
Other current assets	1,904	—	691
Acquired in-process research and development	—	—	37,834
Property and equipment	2,208	—	2,274
Intangible assets	432,700	—	1,410
Accounts payable	(1,836)	—	—
Accrued compensation	(1,803)	—	—
Other liabilities	(20,767)	—	(5,848)
Acquisition and transaction costs incurred	(5,388)	—	(4,652)
Common stock issued	(104,851)	—	(34,162)
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest (net of amount capitalized)	$6,083	8,220	10,736
Cash paid during the year for income taxes	$365	—	—

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital
(In thousands, except shares of common stock data)	Shares	Amount
Balance at December 31, 2002	89,178,867	$892	$628,292
Issuance of common stock under employee benefit plans	526,662	5	4,105
Issuance of common stock in connection with Eos acquisition	4,180,375	42	34,120
Issuance of common stock options to consultants for services			276

Balance at December 31, 2003	93,885,904	939	666,793
Issuance of common stock under employee benefit plans	1,971,233	20	18,293
Issuance of common stock options to consultants for services			1,214
Issuance of common stock upon conversion of convertible notes	99		2

Balance at December 31, 2004	95,857,236	959	686,302
Issuance of common stock under employee benefit plans	3,451,678	34	39,834
Issuance of common stock in connection with ESP Pharma acquisition	7,330,182	73	104,778
Issuance of common stock in connection with Biogen Idec collaboration agreement	4,058,935	41	99,959
Issuance of common stock options to consultants for services			710
Issuance of restricted stock to employees	103,200	1	2,257
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	1,260,842	13	35,278

Balance at December 31, 2005	112,062,073	$1,121	$969,118

	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stock- Holders’ Equity
Balance at December 31, 2002	$—	$(90,477)	$6,059	$544,766
Issuance of common stock under employee benefit plans				4,110
Issuance of common stock in connection with Eos acquisition				34,162
Stock-based compensation expense for consultants				276
Comprehensive loss:
Net loss		(129,814)		(129,814)
Change in unrealized gains and losses on investments in available-for-sale securities			(5,169)	(5,169)

Total comprehensive loss				(134,983)

Balance at December 31, 2003	—	(220,291)	890	448,331
Issuance of common stock under employee benefit plans				18,313
Stock-based compensation expense for consultants				1,214
Issuance of common stock upon conversion of convertible notes				2
Comprehensive loss:
Net loss		(53,241)		(53,241)
Change in unrealized gains and losses on investments in available-for-sale securities			(2,109)	(2,109)

Total comprehensive loss				(55,350)

Balance at December 31, 2004	—	(273,532)	(1,219)	412,510
Issuance of common stock under employee benefit plans				39,868
Issuance of common stock in connection with ESP Pharma acquisition				104,851
Issuance of common stock in connection with Biogen Idec collaboration agreement				100,000
Issuance of restricted stock to employees	(2,258)			—
Stock-based compensation expense for employees	260			260
Stock-based compensation expense for consultants				710
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition				35,291
Comprehensive loss:
Net loss		(166,577)		(166,577)
Change in unrealized gains and losses on investments in available-for-sale securities			(848)	(848)

Total comprehensive loss				(167,425)

Balance at December 31, 2005	$(1,998)	$(440,109)	$(2,067)	$526,065

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We market and sell a portfolio of products in the acute-care hospital setting in the United States and Canada and generate royalties through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. Our product development pipeline includes six investigational compounds in Phase 2 or Phase 3 clinical development for hepatorenal syndrome, inflammation and autoimmune diseases, cardiovascular disorders and cancer.

On January 9, 2006, subsequent to our stockholders’ approval in June 2005, we changed our corporate name to PDL BioPharma, Inc. from Protein Design Labs, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of PDL BioPharma, Inc. and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

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

Revisions to ESP Pharma Purchase Accounting

During the preparation of PDL’s consolidated financial statements for the year ended December 31, 2005, management revised the purchase accounting and certain related account balances with respect to the acquisition of ESP Pharma which was completed on March 23, 2005. This acquisition was accounted for pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141). Pursuant to FAS 141, the allocation period during which we were able to make adjustments to the purchase price and allocation thereof ended on March 31, 2005. As a result, substantially all of the revisions to our previously reported balances have been included in “Other acquisition-related charges” in our consolidated statement of operations.

Please refer to page 100 in this report on Form 10-K for the detail of the affected quarterly balances, as previously reported and as subsequently revised. A summary of the more significant revisions is as follows:

On the acquisition date in March 2005, we believed beyond a reasonable doubt that the 2,523,588 shares placed into escrow (the escrow shares) would ultimately be issued to former ESP Pharma shareholders and, therefore, we included value of such shares, which approximated $36.1 million, in the calculation of the purchase price due to various liabilities identified subsequently. We have since determined that the value of these shares should not have been included in purchase consideration until the underlying contingencies are resolved and they are released from the escrow in favor of the former ESP Pharma shareholders. This revision reduced the original recorded goodwill and stockholders’ equity by approximately $36.1 million at March 31, 2005. During September 2005, approximately one-half of the escrow shares were released to the former ESP shareholders. As such, the fair value of such shares at that time of $35.3 million was added to the revised purchase price as contingent consideration and reflected as an increase to goodwill and stockholders’ equity at that date.

During the second, third and fourth quarters of 2005, we incurred various costs and liabilities that related to ESP Pharma operations prior to our acquisition of the business. Specifically, we experienced a significant volume of product returns related to products sold by ESP Pharma prior to our acquisition of the business (pre-acquisition sales). Charges associated with returns of pre-acquisition sales totaled approximately $17.2 million. Further, certain acquired accounts receivable were subsequently identified as being uncollectible and resulted in additional charges of $1.4 million. Other pre-acquisition liabilities identified during 2005 and charged to operations approximated $0.8 million. All charges described above have been included in other acquisition-related charges in our consolidated statement of operations.

During the third and fourth quarters, we initially accounted for most of the items outlined above as a reduction to stockholders’ equity rather than as a charge to results of operations, inasmuch as we expected to reduce the amount of purchase consideration originally reported by claiming certain shares from the escrow. As noted above, however, based upon subsequent events we have determined not to include the escrow shares in the initial purchase price. Accordingly, these amounts have now been included in other acquisition-related charges.

Although we have made our best estimates of other acquisition-related charges as of the filing of this Annual Report on Form 10-K, during 2006 we may identify additional other acquisition-related charges that could affect our results of operations.

Under the terms of the Amended and Restated Agreement and Plan of Merger, we have the right to claim escrow shares if product returns related to pre-acquisition sales exceed a specific threshold. Due to the large volume of product returns, tax-related items and certain other liabilities incurred by us, we have filed claims to recover 388,807 escrow shares and expect to file claims to recover a significant number of additional shares.

Revision to Previously Reported Fourth Quarter 2005 Results of Operations

We revised the number of shares used in the calculation of basic and diluted net loss per share calculation for the quarter and year ended December 31, 2005. This increase of approximately 4.0 million and 1.0 million shares for the quarter and year ended December 31, 2005, respectively, related to share of common stock we issued in connection with the collaboration.

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

Inventories

Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method. When the inventory carrying value exceeds the market estimated value, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on management’s estimates. Inventories consist of finished goods, work-in-process and raw materials (including active pharmaceutical ingredients). As a result of the ESP Pharma and Retavase acquisitions (see Notes 4 and 5), we acquired and recorded inventories at their fair market values, which approximated the original cost of the inventory purchased from third-party manufacturers.

Revenue Recognition

We currently recognize revenues resulting from product sales, from licensing and use of our technology, from research and development (R&D) services and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Royalty, licensing and other revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production.

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

In the fourth quarter of 2005, we entered into inventory management arrangements with three major pharmaceutical wholesalers that distribute more than 90 percent of our product sales for our three major products (Cardene IV, IV Busulfex, and Retavase). Under these arrangements, we agreed to pay the wholesalers a fee in exchange for product distribution and inventory management services. Such fees are recorded as a reduction to product sales in the consolidated statements of operations in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9).

Revenues, and their respective treatment for financial reporting purposes, are as follows:

Product Sales

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recorded net of discounts, sales returns, chargebacks and rebates. Allowances and accruals are established for estimated discounts, sales returns, doubtful accounts, chargebacks and rebates.

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

Accrued rebates include amounts due under Medicaid and other commercial contractual rebates. Rebates are recorded in the same period that the related revenue is recognized resulting in a reduction of product sales revenue and the establishment of either a contra asset or a liability, which are included in accounts receivable or other accrued liabilities, respectively. Accrued rebates are recorded based on a percentage of selling price determined from historical experience rates. Medicaid rebate accruals are evaluated based on historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. Product returns allowance is calculated based on a percentage of total sales.

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

License and Other

We include revenue recognized from upfront licensing and license maintenance fees, milestone payments and reimbursement of development expenses in License and other revenues in our Consolidated Statements of Operations.

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

•	Under patent license agreements, the licensee typically obtains a non-exclusive license to one or more of our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us to avoid infringing our patents. We have no future performance obligations under these agreements. Consideration that we receive for patent license agreements is recognized upon execution and delivery of the patent license agreement and when payment is reasonably assured. Nonrefundable upfront licensing fees, including certain guaranteed, time-based payments that require continuing involvement in the form of development, manufacturing or other commercialization efforts by us are recognized as revenue either (a) ratably over the development period if development risk is significant, or (b) ratably over the manufacturing period or estimated product useful life if development risk has been substantially eliminated.

•	Under patent rights agreements, the licensee purchases a research patent license in exchange for an upfront fee. In addition, the licensee has the right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research, and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses; therefore, upon delivery of the patent rights agreement, the earnings process is complete. When a licensee exercises its right to obtain patent licenses to certain designated drug targets for commercial purposes, we recognize the related consideration as revenue upon the licensee’s exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

•	Under our humanization agreements, the licensee typically pays an upfront fee for us to humanize an antibody. These upfront fees are recognized as the humanization work is performed, which is typically over three to six months, or upon acceptance of the humanized antibody by our licensee if such acceptance clause exists in the agreement.

•	Under patent license agreements and humanization agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

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

R&D Services

Reimbursement of development costs from our collaborators is recognized as revenue as the related services are performed. In certain instances, our collaboration agreements involve a combination of upfront fees, milestones and development costs where we are not able to establish fair value of all of the undelivered elements. We recognize these upfront fees, milestones and reimbursements of development costs as the services are performed and out-of-pocket costs are incurred.

Advertising and Promotional Expenses

The Company engages in promotional activities, which typically take the form of industry publications, journal ads, exhibits, speaker programs, and other forms of media. In accordance with procedures defined under Statement of Position 93-7, “Reporting on Advertising Costs,” advertising and promotion expenditures are expensed as incurred. These expenses for the years ended December 31, 2005, 2004 and 2003 were $9.3 million, zero and zero, respectively.

Shipping and Handling

The Company records costs related to shipping and handling of revenue in cost of product sales for all periods presented.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. Our comprehensive loss for the years ended December 31, 2005, 2004 and 2003 is reflected in the Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation

At December 31, 2005, we had six stock-based employee compensation plans, which are described more fully in Note 20. We account for our plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related Interpretations. Accordingly, we recognize no compensation expense in our consolidated statements of operations with respect to options awarded to our employees with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our consolidated statements of operations with respect to the modification of certain employee stock option awards. In 2005, we recognized approximately $0.3 million and $0.4 million in stock-based compensation expense related to the issuance of restricted stock to certain employees and modification of certain employee stock option awards, respectively, compared to $0 and $0.4 million recognized in 2004, respectively. The tables below illustrate the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to our stock-based employee compensation plans.

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003
			(revised)
Net loss, as reported	$(166,577)	$(53,241)	$(129,814)
Add: Total stock-based employee compensation expense included in net loss, net of taxes	640	411	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(20,472)	(19,594)	(25,220)

Pro forma net loss	$(186,409)	$(72,424)	$(155,034)

Basic and diluted net loss per share:
As reported	$(1.60)	$(0.56)	$(1.40)

Pro forma	$(1.79)	$(0.76)	$(1.68)

For the periods presented in the table above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003
Expected life, in years (revised for 2003)	3.1	2.4	2.8
Risk-free interest rate	3.7%	2.6%	2.9%
Volatility	63%	64%	72%
Dividend yield	—	—	—

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company. We recognized stock-based compensation expense related to stock options issued to non-employees of approximately $0.3 million, $0.8 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Segment and Concentrations Disclosure

In accordance with FASB Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-makers (or “CODMs”) are comprised of our executive management with the oversight of our board of directors. Our CODMs review our operating results and operating plans and make resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment. Our facilities are located primarily within the United States.

Capitalized Software

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

Capitalization of Interest Cost

We capitalize a portion of our interest on borrowings in connection with the renovation of our existing manufacturing facilities, the development and construction activities for our future manufacturing facility and the development costs underlying significant software development projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Of total interest cost incurred of $11.9 million, $8.8 million and $12.0 million during the years ended December 31, 2005, 2004 and 2003, we capitalized interest of $3.9 million, $3.8 million and $2.2 million, respectively.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

On March 23, 2005, we recorded goodwill in connection with our acquisition of ESP Pharma (see Note 4). In accordance with SFAS 142, we do not amortize goodwill. We test goodwill for impairment using a two-step process on an annual basis, and between annual tests under certain circumstances. Factors that are considered important when evaluating whether impairment might exist include a significant adverse change in the business climate, unanticipated competition, loss of key personnel, significant continued under-performance compared to peers, or other factors specific to each asset or reporting unit being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material effect on our consolidated results of operations.

Other intangible assets consist of purchased core technology and product rights. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), we are amortizing our intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the core technology, product rights and licensed research technology assets on a straight-line basis over their estimated useful lives, 10, 4 to 12 and 5 years, respectively. Amortization of intangible assets is included primarily in research and development expenses and costs of product sales in the Consolidated Statement of Operations. (See Note 12 for further details on intangible assets.)

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144), we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In 2005, we recorded asset impairment charges of $31.3 million related to certain intangible assets we acquired from ESP Pharma and Hoffmann-La Roche (Roche; see Note 4).

Postretirement Benefits

We sponsor a postretirement health care plan to offer medical benefits to certain of our former officers and their dependents. We account for these postretirement benefits in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under FAS 123, will no longer be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The adoption of FAS 123R will have a material impact on our consolidated results of operations. We will adopt FAS 123R using the prospective method and the Black Scholes valuation model to calculate stock-based compensation expense. Based on this approach, we expect that total stock-based compensation expense for 2006 will be in the range of $32 million to $38 million. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. Actual results may differ materially from our estimates as a result of these factors, and we disclaim and any obligation to update or revise this or any other forward-looking statements in this Form 10-K.

2. COLLABORATIVE, HUMANIZATION AND PATENT LICENSING ARRANGEMENTS

Biogen Idec, Inc. In August 2005 we entered into a collaboration with Biogen Idec, Inc. (Biogen Idec) for the joint development, manufacture and commercialization of three Phase 2 antibody products. The agreement provides for shared development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF (fontolizumab) in all indications.

The collaboration and associated stock purchase agreements became effective in September 2005. We received an upfront license fee payment of $40.0 million, and Biogen Idec purchased approximately 4.1 million shares of our common stock at $24.637 per share, which represents the then fair market value of the stock, for approximately $100.0 million in cash. These shares are subject to a lock-up period, half for six months and the remainder for one year from the closing date. Biogen Idec also agreed to a standstill period of one year during which it is restricted from acquiring or soliciting other parties to acquire our voting securities.

We and Biogen Idec will share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies will jointly oversee development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company’s capabilities and expertise. We will be eligible to receive development and commercialization milestones based on the further successful development of these molecules. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to us on sales of collaboration products. If multiple products are developed successfully in multiple indications and all milestones are achieved, PDL could receive certain development and commercialization milestone payments totaling up to $660 million. Of these, $560 million are related to development and $100 million are related to commercialization of collaboration products.

We determined that all elements under the collaboration agreement should be accounted for as a single unit of accounting under EITF 00-21, Multiple Element Arrangements. As we have continuing obligations under the collaboration agreement, and as significant development risk remains, we recorded the $40.0 million upfront license fee as deferred revenue and we will recognize this amount over development periods of the various molecules, ranging from 5 to 9 years. During the year ended December 31, 2005, we recognized revenue of approximately $2.3 million related to the amortization of the upfront license fee and $9.1 million for the reimbursement of certain research and development expenses.

Roche. Effective October 2003, we amended our 1999 collaboration agreement with Roche and its affiliates, pursuant to which we obtained worldwide rights to market, develop, manufacture and sell daclizumab (Zenapax) in all disease indications other than transplantation.

In connection with this arrangement, we paid Roche $80 million in cash for return of exclusive rights in indications other than transplantation, and we obtained an option to acquire rights in transplant indications (reversion right), exercisable by us in 2006, but effective in 2007 or as early as 2005 at the election of Roche. To effectuate the transfer of Zenapax in the transplantation indications, the agreement provided that we would pay an additional exercise fee to Roche based on the average annual gross sales of Zenapax during the period from January 1, 2004 through the calendar quarter prior to the date of notice of the exercise, or Roche’s notice of its decision to transfer the rights to us prior to our exercise date. Under this agreement, if we did not receive transplantation rights, we would be required to pay modest royalties to Roche on any sales in all diseases other than transplantation, and we would have continued to receive royalties from Roche on sales of Zenapax in transplantation. This agreement was amended and restated in October 2005, as described below.

Of the $80 million that we paid to Roche in October 2003, we recorded a charge to acquired in-process research and development totaling approximately $48.2 million, representing technology that had not yet reached technological feasibility and that had no known future alternative uses. In particular, this amount related to the rights to autoimmune indications for daclizumab that we were developing and testing in clinical studies, specifically to treat asthma and ulcerative colitis.

•	In September 2004, we and Roche announced the co-development of the subcutaneous formulation of daclizumab (daclizumab s.c.) in asthma and related respiratory disorders. During 2005, we conducted a single-dose and a multiple-dose Phase 1 clinical trials of daclizumab s.c. in healthy volunteers, intended to gather additional experience with the PDL-manufactured subcutaneous formulation. We and Roche intend to initiate a subsequent Phase 2b clinical trial in patients with moderate-to-severe persistent asthma in the second half of 2006.

•	In May 2004, we reported results from a Phase 2 clinical study of daclizumab in patients with moderate-to-severe ulcerative colitis. Daclizumab did not meet primary or secondary endpoints in the trial, and we do not intend to develop it further for this indication.

We capitalized the remaining amount of $31.8 million, which related to core technology and the reversion right. We are amortizing the value of the core technology, $16.0 million, over the term of the patents underlying the acquired technology. We wrote off the value of the reversion right of $15.8 million in connection with the agreement signed with Roche in October 2005 (see below).

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

In September 2004, we entered into a Co-Development and Commercialization Agreement (the Collaboration Agreement) with Roche for the joint development and commercialization of daclizumab (Zenapax) for the treatment of asthma and other respiratory diseases. Under the terms of the Collaboration Agreement, we and Roche will globally co-develop daclizumab in asthma, share development expenses and co-promote the product in the United States. Outside the United States, we will receive royalties on net sales by Roche or its licensees of the product in asthma.

Under the terms of the Collaboration Agreement, we received a $17.5 million upfront payment from Roche in the third quarter of 2004, and we may receive up to $187.5 million in development and commercialization milestones in the future for successful further development of daclizumab. In addition, we receive partial reimbursement from Roche related to ongoing research and development efforts under the Collaboration Agreement. We determined that all elements under the Collaboration Agreement should be accounted for as a single unit of accounting under EITF 00-21. As we have continuing obligations under the Collaboration Agreement, and as significant development risk remains, we recorded the $17.5 million as deferred revenue and we will recognize this amount over the approximately six years that research and development expenses are expected to be performed for Roche. During 2005, we recognized approximately $6.9 million in License and other revenue related to the amortization of the upfront license fee and $1.3 million for the reimbursement of certain research and development expenses compared to $3.7 million recognized in 2004 under the Collaboration Agreement.

In October 2005, we executed an Amended and Restated Co-Development and Commercialization Agreement and a Second Amended and Restated Worldwide Agreement (collectively, the Agreements) with Roche and its affiliates. The Agreements amended the Amended and Restated Worldwide Agreement dated October 1, 2003 and the Co-Development and Commercialization Agreement dated September 14, 2004 between Roche and PDL (the Prior Agreements).

The Agreements expand the existing relationship between us and Roche to include the co-development and commercialization of daclizumab for organ transplant patients on longer term maintenance therapy (transplant maintenance). Under the terms of the agreements, we received a $10 million upfront payment and may receive up to $145 million in development and commercialization milestone payments if the development of daclizumab in transplant maintenance is successful. We will share global development costs equally with Roche. In addition, we will have the option to co-promote daclizumab for transplant maintenance in the United States and will share in the profits in the United States, and we will receive royalties on net sales of the product in transplant maintenance outside the United States. During 2005, we recognized $0.2 million of upfront license fee and $0.2 million for certain R&D services rendered under the Agreements as revenue. The Agreements also provide that we will not exercise the reversion right under the Prior Agreements to promote Zenapax for prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2006. As a result, during the fourth quarter of 2005 we recorded a charge in asset impairment in the consolidated statements of operations to expense the carrying value of the reversion right of $15.8 million acquired under the October 2003 agreement. The Agreements also amended the royalty obligations of Roche with respect to future sales of Zenapax in the existing transplant indication by including a revenue threshold below which royalties are not due. Based on our current expectations of Zenapax product sales, we do not expect to receive royalties from Roche under the Agreements.

Exelixis, Inc. In May 2001, we signed a collaborative agreement with Exelixis, Inc. (Exelixis) to discover and develop humanized antibodies for the diagnosis, prevention and treatment of cancer. We agreed to provide Exelixis with $4.0 million in annual research funding for two or more years, and we purchased a $30.0 million five-year note (the Note) convertible after the first year of the collaboration into Exelixis common stock. We received an exclusive, worldwide license to develop antibodies against certain targets identified by Exelixis that are involved in cell growth, cell death and proliferation. Exelixis has the right to co-fund development of antibodies resulting from the collaboration. For antibody products we develop that Exelixis elects not to co-fund, we have agreed to make specified milestone payments and royalty payments on any product sales. We recognized the expense associated with our research funding ratably over the periods it was performed by Exelixis. We have provided a total of $8.0 million in research funding to Exelixis. We did not extend the research funding beyond the original two years, and as such, we did not fund any research expense to Exelixis beyond the second quarter of 2003. We continue to hold the Note, which is included in our Consolidated Balance Sheet. We accrue interest income on the Note, and during each of the years ended December 31, 2005, 2004 and 2003, we recognized approximately $1.7 million of interest income. The principal and interest owed under the Note are due in May 2006.

Genentech, Inc. In September 1998, we entered into an agreement covering patent rights under our humanization patents and under Genentech, Inc. (Genentech) patents relating to antibody engineering. Genentech paid us a $6.0 million fee, and we paid Genentech a $1.0 million fee. Each company can obtain up to six licenses for humanized antibodies upon payment of an additional fee of at least $1.0 million per antibody, as well as royalties on any product sales. The number of licensed antibodies may be increased and the term of the agreement extended upon payment of additional fees. In November 1998, Genentech exercised certain of its rights under the agreement and obtained a nonexclusive license for Herceptin. Genentech paid us a $1.0 million licensing and signing fee, and we have since been receiving royalties on Herceptin sales. Further, in September 2003, Genentech and we mutually agreed to extend the master agreement for an additional 5-year term ending December 2008.

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

In April 2005, we completed a license agreement with Genentech granting them rights to a novel prostate cancer antibody product developed by PDL. As a result, we recognized certain license fees at the time of signing, and may receive additional milestone payments and royalties in the event Genentech is successful in further developing and commercializing this antibody product.

Millennium Pharmaceuticals, Inc. In March 2001, we entered into a patent rights agreement with Millennium Pharmaceuticals, Inc. (Millennium) under our humanization patents for which they paid us an upfront fee. Millennium can obtain up to three patent licenses for humanized antibodies upon payment of additional fees, as well as royalties on any product sales. The term of the agreement may be extended upon payment of additional fees. Millennium exercised its right to obtain a patent license in the fourth quarters of 2003 and 2005, and pursuant to the agreement, we received additional patent license fees from Millennium of $1.0 million and $1.1 million, respectively.

Abbott Laboratories. In December 2003, we signed a licensing agreement with Abbott Laboratories (Abbott) that provides Abbott certain exclusive rights to intellectual property related to antibodies capable of binding Interleukin-12 (IL-12) or its receptor. IL-12 is a cytokine with potential as a target in the treatment of a number of autoimmune diseases. The licensed rights are not related to our humanization technology. In connection with the agreement, we received an upfront licensing fee, and in the future we may receive development milestone payments and royalties on future sales of antibodies developed by Abbott against IL-12. We initially licensed certain intellectual property related to anti-IL-12 therapy from Roche and will share with Roche a portion of all amounts received. In December 2005, we entered into two Humanization Agreement with Abbott in which we agreed to provide humanization services for Abbott (for the IL-12 and IL-13 antigens).

Seattle Genetics, Inc. In January 2004, we entered into certain agreements with Seattle Genetics, Inc. (SGI) in which we granted patent rights and a patent license to SGI under our humanization patents and paid $0.5 million in cash in exchange for expanded access to SGI’s drug conjugate and linker technology. Under the patent rights agreement, SGI also has the right to obtain additional patent licenses upon payment of additional fees, and upon the future commercialization of the products, SGI will pay us royalties on product sales. See Note 6.

In April 2005, we licensed certain worldwide exclusive rights related to a CD33 Antibody Program to SGI, including rights to certain intellectual property related to humanized antibodies and antibody humanization technology. In exchange for these rights, we received cash consideration of $0.3 million from SGI. We are also entitled to royalty payments from SGI on net sales of the licensed products. In addition, we are obligated to transfer to SGI certain materials and documentation related to the CD33 Antibody Program, for which transfer was successfully completed in mid-2005.

Morphotek, Inc. In July 2004, we entered into an agreement with Morphotek, Inc. (Morphotek) in which we granted patent rights and a commercial license under our humanization patents in exchange for broad access to Morphotek’s MORPHODOMA® and Suppressor of Immunoglobulin Production technology. Under the agreement, Morphotek has the right to obtain additional patent licenses upon payment of additional fees. Upon the future commercialization of the products, Morphotek will pay us royalties on product sales. See Note 6.

Human Genome Sciences, Inc. In December 2005, we and Human Genome Sciences, Inc. (HGS) entered into a License Agreement whereby HGS granted a license to an undisclosed gene to PDL for purposes of conducting research, development and commercialization activities, and PDL granted HGS a nonexclusive license under the Queen patents for up to three antigens for purposes of conducting research, development and commercialization activities. Under the agreement, we paid HGS an upfront fee of $1.5 million and we may be required to make milestones payments of up to $28.8 million as well as pay future royalties. Additionally, HGS will pay a milestone payment of $1 million at the time of regulatory approval of a licensed product and royalties related to our products under the Queen patents. In connection with the agreement, we recognized non-cash research and development expense and deferred revenue of $1.5 million, which represents the fair value of the Queen patent licenses yet to be delivered to HGS. The fair value was determined based on the vendor-specific objective evidence of fair value of the patent licenses granted to HGS. We will recognize the deferred revenue as the licenses are delivered to HGS.

Other Patent License and Humanization Agreements. We have entered into patent license agreements with numerous companies that are independently developing humanized antibodies, including Abbott, Biogen Idec, Human Genome Sciences, Chugai Pharmaceutical Company, Ltd. (Chugai), Elan Corporation, Plc (Elan), Genentech, GLYCART Biotechnology AG (GLYCART), Medarex, Inc. (Medarex), MedImmune, Inc. (MedImmune), Merck & Co., Merck KGaA, Millennium, Morphotek, Sankyo Co., Ltd. (Sankyo), SGI, UCB Group (formerly Celltech Therapeutics Limited) and Wyeth. In each license agreement, we granted a worldwide, exclusive or nonexclusive license under our patents to the other company for antibodies to a specific target antigen. In general, we received an upfront licensing fee, and rights to receive annual maintenance fees and royalties on any product sales. Under some of these agreements, we also may receive milestone payments. In addition, we have entered into patent rights agreements with Genentech, GlaxoSmithKline, MedImmune, Millennium Pharmaceuticals, Tanox, Inc. (Tanox) and UCB Group. Under these agreements, licensees currently purchase a research license, in exchange for an upfront fee, and a right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of target antigens. Our patent rights agreements with UCB Group, Genentech, Morphotek and SGI also give us rights to purchase licenses under certain of their patents. We have also entered into agreements to use our technology to humanize antibodies for other companies, including Ajinomoto Co., Inc. (Ajinomoto), Eli Lilly and Company (Eli Lilly), InterMune Pharmaceuticals, Inc. (InterMune), Mochida Pharmaceutical Co., Ltd. (Mochida Pharmaceutical), Progenics Pharmaceuticals, Inc. (Progenics Pharmaceuticals), Teijin Limited (Teijin), Wyeth and Astellas Pharma Inc. (Astellas Pharma, formerly Fujisawa Pharmaceutical Co., Ltd. and Yamanouchi Pharmaceutical Co., Ltd.). In general, we received an upfront licensing fee, and rights to receive additional payments upon the achievement of certain milestones and royalties on any product sales.

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

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the statement of operations and excluded from the table presented in the Stock-Based Compensation section in Note 1 above, as their effect would have been anti-dilutive:

	December 31,
(In thousands)	2005	2004	2003
Stock options	14,342,264	15,184,559	14,717,752
Common stock in escrow	1,262,746	—	—
Restricted Stock	103,200	—	—
Convertible notes	22,970,101	12,415,351	16,389,450

Total	38,698,311	27,599,910	27,133,202

4. ESP PHARMA ACQUISITION

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma. We acquired ESP Pharma consistent with our business strategy of becoming a commercial enterprise that derives the majority of its revenues from sales of proprietary products. The ESP Pharma acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141, “Business Combinations.” The aggregate purchase price was approximately $435.2 million, including the cash paid to ESP Pharma stockholders of $325.0 million, the fair value of 7,330,182 shares of PDL’s common stock issued to ESP Pharma stockholders totaling approximately $104.8 million, which excludes 2,523,588 shares deposited into escrow to be held for a period of between six months and one year from the date of the close of the acquisition, and direct transaction costs of approximately $5.4 million. The value assigned to our common stock issued to ESP Pharma stockholders was based on the average closing market price of our common stock a few days before and after the “measurement date.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the measurement date was the date on which the number of shares issuable to ESP Pharma became fixed at 7,330,182 (March 4, 2005). The results of operations of ESP Pharma from March 24, 2005 have been included in our year ended December 31, 2005 consolidated financial statements.

In addition to the 7,330,182 shares of PDL common stock initially issued in the acquisition, 2,523,588 shares were deposited into an escrow account to be held for a period of between six months and one year from the date of the close of the acquisition, pursuant to the terms of the Amended and Restated Agreement and Plan of Merger. As there was reasonable doubt that substantially all of the shares held in the escrow account would ultimately be issued at the end of this contingency period, we excluded the value for all these shares in the computation of the revised purchase price. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, 1,260,842 shares were released from escrow to the ESP Pharma stockholders on September 23, 2005. In connection with the issuance of these shares, we recorded an additional $35.3 million of goodwill, which represents the fair value of the shares issued on that date.

In September 2005, prior to the release of the 1,260,842 shares from the escrow, we delivered a claim against 952 shares held in escrow based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger. As the agent representing the former ESP Pharma stockholders did not respond to this claim within 60 days from the date of the claim, the 952 shares will be released to us and cancelled. In December 2005, we delivered another claim against shares held in escrow primarily as a result of higher sales returns than allowable under the acquisition agreement and tax related items. The ESP Pharma stockholders have disputed the claim and we have initiated the process to resolve the dispute. We believe all current claims against the escrow shares are valid and we anticipate they will be resolved in PDL’s favor.

The net book value of acquired assets and liabilities, which approximated fair value as of March 23, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$2,442
Inventories	4,612
Other current assets	1,904
Fixed assets	808

Total assets	9,766

Liabilities:
Accounts payable	1,836
Accrued compensation	1,803
Accrued royalties	5,432
Accrued sales rebates	4,817
Other current liabilities	10,518

Total liabilities	24,406

Net book value of acquired assets and liabilities	$(14,640)

We allocated the revised purchase price as follows (in thousands):

Net liabilities	$(14,640)
Goodwill	31,262
Intangible assets	339,200
Acquired in-process research and development	79,417

Total purchase price	$435,239

The $339.2 million value assigned to the intangible assets related to product rights for the six products sold by ESP Pharma. As discussed below, we concluded that the carrying amount of the product rights for the off-patent branded products, representing four of the six products purchased, was impaired as the fair value of these product rights was less than the net carrying value. Accordingly, we recorded an impairment charge of $15.5 million in 2005 to reduce the carrying value of these product rights to the fair value. We are amortizing the value assigned to the remaining two products Cardene IV and IV Busulfex over 10 and 12 years, or a weighted-average period of 10.4 years, the estimated useful lives of these assets, respectively.

In 2005, we recognized an asset impairment charge of $15.5 million to write down the carrying amounts of the product rights and related inventory of our four off-patent branded products to their fair value based on a revaluation completed in September 2005. We acquired these product rights as part of the acquisition of ESP Pharma, however, as we are committed to the development, manufacture and commercialization of proprietary biopharmaceutical products, marketing the off-patent branded products was inconsistent with our strategy. Accordingly, during the third quarter of 2005, we made a decision to market the assets relating to these products to potential acquirers, and engaged a financial advisor to assist us in this effort. At September 30, 2005, the fair value of these product rights and related inventory was estimated by management based on the indications of interests that we had received from potential buyers. We classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, we reserved $1.1 million of this off-patent branded product inventory on hand as of December 31, 2005 based on its expected realizable amount. We completed the sale of these products in the first quarter of 2006 (see Note 22).

As we did not identify any pre-acquisition contingencies on the acquisition date, under FAS 141, charges incurred subsequent to our acquisition of ESP Pharma that were associated with pre-acquisition operations should be included in the Consolidated Statement of Operations. Accordingly, we have recognized other acquisition-related charges during 2005 totaling approximately $19.4 million, of which $18.6 million related to product sales returns and accounts receivable allowances related to pre-acquisition sales and $0.8 million related to other miscellaneous liabilities. As such charges directly relate to ESP Pharma operations prior to our acquisition of the business, we recognized them as operating expenses rather than as a reduction to current year product sales.

Additionally in 2005, we reduced the amount of the purchase price originally allocated to goodwill by a $10.1 million federal deferred tax asset related to the carry back of an ESP Pharma tax loss for the tax period from January 1, 2005 through March 23, 2005. This reduction in goodwill was partially offset by a $1.1 million increase for tax exposure items related to tax years ended December 31, 2002, 2003 and 2004.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Status of Development	Value
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for hepatorenal syndrome	Our third-party licensor, Orphan Therapeutics (Orphan Therapeutics holds the IND and is conducting a Phase 3 trial in patients with type I hepatorenal syndrome in the United States.)	$23,765

Ularitide	A synthetic form of the natriuretic peptide for the treatment of decompensated congestive heart failure	Our third-party licensor, CardioPep Pharma (CardioPep Pharma has conducted SIRIUS II, a double-blind, placebo-controlled Phase 2 study)	55,652

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

The value of the acquired in-process research and development was determined by estimating the related future net cash flows using a present value discount rate of 14%, which at the time of our acquisition was thought to be an appropriate cost of capital. This discount rate is a significant assumption and is based on our estimated weighted-average cost of capital taking into account the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the in-process research and development, the assumed commercialization dates for these potential products begins in 2007, specifically for terlipressin.

Pro Forma Results

The unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are set forth below. This presentation assumes that the ESP Pharma acquisition had been consummated as of the beginning of each period presented. The net loss includes, on a pre-tax basis, $79.4 million for the write-off of acquired in-process research and development costs, $15.5 million for the impairment of off-patent branded product rights, $15.8 million for the impairment of the reversion right to Zenapax in transplant indication and $43.6 million for the amortization of intangible assets for the year ended December 31, 2005, and $35.5 million for the year ended December 31, 2004, respectively.

	For Years Ended December 31,
(In thousands, except per share amounts)	2005	2004
Revenue	$299,942	$186,260
Net loss	(181,555)	(151,790)
Basic and diluted net loss per share	$(1.74)	$(1.47)

The unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the above-noted acquisition been consummated on January 1, 2004 or 2005, or of results that may occur in the future.

5. RETAVASE® ACQUISITION

On March 23, 2005, ESP Pharma completed its acquisition of rights to manufacture, develop, market and distribute Retavase in the United States and Canada. The aggregate purchase price was approximately $110.5 million, including the cash paid to Centocor of $110.0 million and $0.5 million of transaction costs. As we did not acquire any employees, and therefore the acquisition lacked the necessary inputs, processes and outputs to constitute a business, we have accounted for the Retavase acquisition as an acquisition of assets rather than as a business combination in accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” Retavase product sales are included in our results of operations from the date of the re-launch of the product in April 2005.

The following table summarizes the purchase price allocation of the Retavase assets on March 23, 2005 (in thousands):

Tangible assets	$16,500
Intangible assets	93,500
Transaction costs	500

Total purchase price	$110,500

The $93.5 million value assigned to the intangible assets is amortized over periods between 4 and 8 years, or a weighted-average period of 7.9 years, the estimated useful lives of these assets.

6. EOS ACQUISITION

In April 2003, we completed the acquisition of Eos Biotechnology, Inc. (Eos), a development stage company. Eos was engaged in drug discovery of therapeutic antibodies based on information from the human genome. By applying a disease-based approach and a suite of proprietary discovery technologies, Eos identified antibodies that selectively and specifically target pathogenic cells.

This acquisition was completed to expand our development pipeline of potential products in oncology. Eos’ portfolio consisted of two drug candidates, including Anti-a5ß1 integrin antibody (M200), a function-blocking antibody that targets a specific integrin for solid tumors, including pancreatic, non-small lung and colorectal cancers and a Fab fragment of the Anti-a5ß1 integrin antibody (F200) for ocular indications, including age-related macular degeneration. In December 2004, we initiated Phase 2 clinical trials for M200. In early 2005, we terminated further development of F200, based on the potential utility of M200 in the same indication, which development rights are subject to our Biogen Idec collaboration.

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

Based upon an independent third-party valuation of the tangible and intangible assets acquired, we have allocated the total purchase price to the assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired	$5,418
Assembled workforce	1,410
Acquired in-process research and development	37,834
Liabilities assumed	(5,848)

Total purchase price	$38,814

The $1.4 million value assigned to the assembled workforce is being amortized over 2 years, the estimated useful life of the asset.

Approximately $37.8 million of the purchase price was allocated to acquired in-process research and development due to Eos’ incomplete research and development programs that had not yet reached technological feasibility as of April 4, 2003 and had no alternative future use as of that date. A summary and status of these programs at December 31, 2005 follows:

Program	Description	Status of Development	Value Assigned
			(in thousands)
Anti-angiogenesis (M200, Anti-a5ß1 Integrin Antibody)	Function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic, non-small lung and renal cancers	Phase 2 clinical trials initiated in December 2004	$24,067

Ocular Neovascularization (F200, Anti-a5ß1 Integrin Antibody)	Fab fragment of Anti-a5ß1 Integrin Antibody for ocular indications, including age-related macular degeneration	No further development expected	$13,767

*	Development progress may be affected by potential partnering discussions or commitment of resources to more advanced programs.

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

7. NONMONETARY TRANSACTIONS

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

In July 2004, we entered into an agreement with Morphotek. in which we granted patent rights and a commercial license under our humanization patents in exchange for broad access to Morphotek’s MORPHODOMA® and Suppressor of Immunoglobulin Production technology. Under the agreement, Morphotek has the right to obtain additional patent licenses upon payment of additional fees. Upon the future commercialization of the products, Morphotek will pay us royalties on product sales.

In accordance with APB 29, we established the value of the technology that we acquired from Morphotek based on the fair value of the patent rights and commercial license granted to Morphotek. We deemed the fair value of the patent rights granted to Morphotek to be $1.0 million and the fair value of the commercial license to be $0.5 million, which is based on the terms of similar agreements that we have signed with third parties. As this technology has broad application across multiple preclinical and clinical programs, in accordance with FAS 2, we have capitalized the $1.5 million in Intangible Assets on the Consolidated Condensed Balance Sheet and we will amortize it over five years, the term of the agreement. During the third and fourth quarters of 2004, we recognized $0.2 million in amortization expense related to this asset.

In accordance with EITF 00-21, we estimated the fair value of the patent rights and commercial license granted to Morphotek to be $1.0 million and $0.5 million, respectively. As we had completed the earnings process under this agreement and had no ongoing performance obligations, we recognized revenue of $1.0 million in the third quarter of 2004 upon the execution of the agreement. The remaining $0.5 million was recognized during the first quarter of 2005 when the commercial license was delivered to Morphotek.

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

(In thousands)	Available-for-Sale-Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Securities of the U.S. Government and its agencies maturing:
within 1 year	$102,612	$—	$(995)	$101,617
between 1-3 years	49,999	—	(1,071)	48,928

Total marketable debt securities	$152,611	$—	$(2,066)	$150,545

December 31, 2004
Securities of the U.S. Government and its agencies maturing:
within 1 year	$44,964	$—	$(79)	$44,885
between 1-3 years	149,494	9	(1,032)	148,471
U.S. corporate debt securities maturing:
within 1 year	87,777	3	(39)	87,741
between 1-3 years	10,000	—	(81)	9,919

Total marketable debt securities	$292,235	$12	$(1,231)	$291,016

The following table summarizes the unrealized loss positions of our marketable debt securities for which other-than-temporary impairments have not been recognized at December 31, 2005 and 2004:

(in thousands)	Marketable Debt Securities
	December 31, 2005		December 31, 2004
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than 12 months	$49,430	$(568)	$138,786	$(704)
Greater than 12 months	93,500	(1,498)	69,469	(526)

Total	$142,930	$(2,066)	$208,255	$(1,230)

During 2005, we realized $0.3 million in losses on sales of available-for-sale securities. During 2004 and 2003, there were no realized gains or losses on the sale of available-for-sale securities. We do not believe that any of our marketable securities have suffered any other-than-temporary declines in value as of December 31, 2005 and we have the ability and intent to hold such securities to maturity. In addition to our available-for-sale portfolio, at December 31, 2005 and 2004 we had $6.8 million and $13.6 million, respectively, of U.S. government securities classified as held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (see Note 19 for further details). In connection with the issuance of these convertible notes, we pledged a portfolio of U.S. government securities as security, which, including the interest earned thereon, will be sufficient to pay the first six scheduled interest payments for the notes. The pledged amount, which approximated $6.8 million at December 31, 2005 and $13.6 million at December 31, 2004, consists of securities of the U.S. Government and its agencies. As of December 31, 2005, the pledged amount was reflected on the Consolidated Balance Sheet within marketable securities. As of December 31, 2004, the portion related to payments to be made within one year, $6.9 million, was reflected on the Consolidated Balance Sheet within marketable securities, and the portion related to payments to be made thereafter, $6.7 million, was reflected on the balance sheet as long-term restricted investments. The basis for the carrying value of these restricted investments is the amortized cost of the investments, which approximated the fair market value at December 31, 2005 and 2004.

9. INVENTORY

Inventories consisted of the following:

	December 31,
(In thousands)	2005	2004
Raw materials	$6,249	$—
Work-in-process	9,332	—
Finished goods	2,147	—

	$17,728	$—

10. LAND, PROPERTY AND EQUIPMENT

Land, property, and equipment consisted of the following:

	December 31,
(In thousands)	2005	2004
Land	$12,229	$10,743
Buildings and improvements	43,069	41,001
Leasehold improvements	22,008	19,846
Laboratory and manufacturing equipment	31,310	28,787
Construction-in-process	180,381	157,073
Computer and office equipment	28,629	17,493
Furniture and fixtures	4,053	3,627

	321,679	278,570
Less accumulated depreciation and amortization	(55,626)	(40,493)

	$266,053	$238,077

Depreciation and amortization expense for 2005, 2004 and 2003 was $15.4 million, $11.8 million and $8.2 million, respectively.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights	$416,500	$(32,632)	$383,868	$—	$—	$—
Assembled workforce	1,410	(1,410)	—	1,410	(1,234)	176
Core technology	16,053	(3,705)	12,348	16,053	(2,058)	13,995
Roche reversion right	—	—	—	15,788	—	15,788
Licensed research technology	1,500	(450)	1,050	1,500	(150)	1,350

Net intangible assets	$435,463	$(38,197)	$397,266	$34,751	$(3,442)	$31,309

Amortization expense for our intangible assets included in research and development expenses during the years ended December 31, 2005, 2004 and 2003 was approximately $2.1 million, $2.5 million and $0.9 million, respectively. Amortization expense for our intangible assets included in cost of product sales during the year ended December 31, 2005 was approximately $35.4 million.

We acquired product rights through our acquisition of ESP Pharma and Retavase in March 2005. During the third quarter of 2005, we determined that the carrying value of the off-patent branded products was impaired. Accordingly, we wrote down the related product rights to fair value and ceased the amortization of the related product rights. See Note 4 for further details.

Pursuant to the terms of the Amended Agreements with Roche in October 2005, we agreed not to exercise the reversion right to promote and sell Zenapax for prevention of acute kidney transplant rejection, and PDL is no longer required to make a payment for such right that would otherwise be due in 2006. As a result, during the fourth quarter of 2005 we wrote off the carrying value of the reversion right of $15.8 million. See the Roche section within Note 2 for details regarding the Roche reversion right.

During 2004, we entered into an agreement with Morphotek in which we obtained broad access to certain of Morphotek’s technology for which we recorded intangible assets of $1.5 million. See the Morphotek section within Note 2 for details of the agreement.

For our product rights, core technology and licensed research technology intangible assets, the expected future annual amortization expense is as follows (in thousands):

	Product Rights	Core Technology	Licensed Research Technology
For the year ending December 31,
2006	$42,258	$1,646	$300
2007	42,258	1,647	300
2008	42,241	1,646	300
2009	41,485	1,647	150
2010	41,485	1,646	—
Thereafter	163,141	4,116	—

Total amortization expense	$372,868	$12,348	$1,050

12. ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Consulting and services	$9,757	$5,229
Off-patent branded product sale deposit and accruals	9,175	—
Accrued clinical and pre-clinical trial costs	6,287	1,324
Sales rebates	4,785	—
Accrued interest	4,454	2,593
Construction-in-process	1,694	3,810
Income taxes payable	2,829	—
Other	1,528	288

Total	$40,509	$13,244

The off-patent branded product sale deposit and accruals relate to the sales of the off-patent branded products. Of the $9.2 million accrued, $8.3 million represents net cash received in December 2005 for the sale of Declomycin to Glades Pharmaceuticals, LLC (Glades), and the remaining $0.9 million represents accrued commission and legal fees. The necessary consent to transfer the rights to Glades was obtained and the transfer of the rights completed in February 2006.

13. POSTRETIREMENT BENEFIT PLAN

In June 2003, we established a postretirement health care plan (the Plan), which covers medical, dental and vision coverage for certain of our former officers and their dependents. Coverage for eligible retirees is noncontributory, but retirees are required to contribute 25% of dependent premium cost. In addition, coverage under the Plan ceases when participants become eligible for Medicare benefits. For the years ended December 31, 2005 and 2004, we have recognized net periodic postretirement benefit cost of approximately $0.3 million and $0.2 million, respectively.

The following table sets forth the change in benefit obligation for the Plan (in thousands):

	December 31,
	2005	2004
Accumulated postretirement benefit obligation at beginning of year	$1,296	$1,039
Service cost	109	98
Interest cost	72	67
Actuarial loss	356	115
Plan participants’ contributions	6	4
Benefits paid	(45)	(27)

Accumulated postretirement benefit obligation at end of year	$1,794	$1,296

We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 5.50% and 5.75% for the years ended December 31, 2005 and 2004, respectively. In 2005 and 2004, we assumed the rate of increase in per capita costs of covered health care benefits to be 9% for both years, decreasing gradually to 5.5% by the year 2010 and 2009, respectively. The benefit amounts recognized in our balance sheets in accrued compensation and other long-term liabilities are as follows (in thousands):

	December 31,
	2005	2004
Funded status	$(1,794)	$(1,296)
Unrecognized net actuarial loss	606	258
Unrecognized prior service cost	624	699

Net liability recognized	$(564)	$(339)

Net periodic benefit cost for the Plan consists of the following (in thousands):

	December 31,
	2005	2004
Service cost	$109	$98
Interest cost	72	67
Amortization of prior service cost	74	74
Other	8	4

Net periodic benefit cost	$263	$243

Assumed health care trend rates could have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed health care cost trend rate would have the following effects (in thousands):

	One percentage point increase	One percentage point decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2005	$32	$(28)
Effect on total of service and interest cost in 2005	163	(145)

In connection with the Plan, we expect to pay health care net premiums aggregating approximately $318,000 and $412,000 during the years 2006 through 2010, and during the years 2011 through 2015, respectively.

14. COMMITMENTS

We occupy leased facilities under agreements that have expiration dates between 2006 and 2013. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled approximately $3.8 million, $2.5 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future payments under non-cancelable operating leases at December 31, 2005, are as follows:

Year Ending December 31,
2006	$4,323
2007	3,397
2008	1,450
2009	267
2010	137
Thereafter	365

$9,939

Moreover, in connection with the construction of our new commercial manufacturing facility in Brooklyn Park, Minnesota, we have entered into, and will continue to enter into, agreements with third parties for the construction and design of the facility. Total commitments under these construction agreements total approximately $1.7 million for the year ending December 31, 2006.

15. LONG-TERM DEBT AND NOTES PAYABLE

In September 1999, Fremont Holding L.L.C. (a wholly-owned subsidiary of Protein Design Labs, Inc.) obtained a $10.2 million term loan to purchase our Fremont, California facilities. The loan bears interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. The loan is secured by our Fremont, California facilities, which have an approximate carrying amount of $7.4 million at December 31, 2005, and is subject to the terms and covenants of the loan agreement.

In connection with our acquisition of Eos in the second quarter of 2003, we assumed notes payable of $2.3 million related to equipment and software purchases. The equipment loans bear interest at a weighted-average rate of 10.2%, which payments are due in equal installments of interest and principal over a term of generally 4 years. The loans are secured by the equipment and software purchases made under the terms of the loans.

Future minimum payments under the facility and equipment loans at December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$1,227
2007	1,139
2008	1,139
2009	1,139
2010	1,139
Thereafter	4,587

Total	10,370
Less amount representing interest	(2,901)

Present value of future payments	7,469
Less current portion	(676)

Non-current portion	$6,793

We believe that the fair values of the facility and equipment loans at December 31, 2005 approximated their carrying values as of this date. The fair values of the remaining payments under the loans are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

In addition, we have a long-term liability of approximately $0.5 million relating to the non-current portion of our accumulated postretirement benefit obligation recognized in 2005. See Note 13 for further detail.

16. CONVERTIBLE NOTES

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

Issuance costs associated with the 2005 Notes aggregating $8.0 million are included in other assets and are being amortized to interest expense over the term of the debt, or approximately seven years. The accumulated amortization at December 31, 2005 was $1.0 million. The estimated fair value of the 2005 Notes at December 31, 2005 was approximately $332.8 million based upon publicly available pricing information.

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

Issuance costs associated with the 2003 Notes aggregating $8.4 million are included in other assets and are being amortized to interest expense over the term of the earliest redemption of the debt, or approximately seven years. The accumulated amortization at December 31, 2005 was $3.0 million. The estimated fair value of the 2003 Notes at December 31, 2005 was approximately $373.4 million based upon publicly available pricing information.

We pledged a portfolio of U.S. government securities as security for certain interest payable on the 2003 Notes (see Note 8).

In February 2000, we issued 5.50% Convertible Subordinated Notes due February 15, 2007 with a principal amount of $150 million (5.50% Convertible Notes). The 5.50% Convertible Notes were convertible at the holders’ option into our common stock at a conversion price of $37.75 per share, subject to adjustment as a result of certain events. Interest on these notes was payable semiannually in arrears on February 15 and August 15 of each year. The redemption price, set forth in the 5.50% Convertible Notes indenture, was 102.75% of the principal amount, or $1,027.50 per $1,000 of principal amount of the 5.50% Convertible Notes.

In November 2003, we paid approximately $155.9 million in cash to redeem the 5.50% Convertible Notes, including accrued interest of $1.8 million and prepayment obligations of approximately $4.1 million in connection with the redemption. In addition to the $4.1 million in prepayment obligations for early extinguishment of these notes, we recorded a charge to write-off the unamortized balance of the original debt issuance costs of approximately $2.4 million; these charges, totaling $6.5 million, are included in interest and other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2003.

17. STOCKHOLDERS’ EQUITY

Common Stock Reserved for Future Issuance

Shares of our common stock reserved for future issuance at December 31, 2005 were as follows (in thousands):

All stock option plans	20,463
Employee stock purchase plan	616
Convertible debt	22,970

Total	44,049

Stock Option Plans

At December 31, 2005, we had six stock-based employee compensation plans, which are described more fully below. The exercise price of all stock options granted under our plans has been equal to the fair value of our common stock on the grant date and generally. The option term for options granted prior to July 13, 2005 is ten years, and the option term for all options granted on or subsequent to July 13, 2005 is seven years. In the past, we have granted stock options to a limited number of non-employees (other than non-employee members of the board of directors). The compensation expense associated with these options was approximately $0.3 million in 2005, $1.2 million in 2004 and $276,000 in 2003.

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

At the 1999 Annual Meeting of Stockholders, stockholders approved the 1999 Stock Option Plan, including a provision whereby upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, are added automatically to the 1999 Stock Option Plan. During 2002, 1,717,694 shares available for grant under the 1991 Plan were transferred to the 1999 Stock Option Plan. During 2003, 361,630 shares available for grant under the 1991 Plan were transferred to the 1999 Stock Option Plan. As a result of stock options that subsequently terminated or expired under the 1991 Plan, 601,484 additional shares have been transferred to and are available for grant under the 1999 Stock Option Plan as of December 31, 2005.

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

In April and June 2001, respectively, the board of directors and stockholders approved an amendment to our 1999 Option Plan to increase the number of shares reserved for issuance by a total of 4,000,000 shares. Upon termination of the 1991 Plan, any shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, are added automatically to the 1999 Option Plan. During 2002, 1,717,694 shares available for grant under the 1991 Plan were transferred to 1999 Stock Option Plan. During 2003, 361,630 shares available for grant under the 1991 Plan were transferred to the 1999 Stock Option Plan. As a result of stock options that subsequently terminated or expired under the 1991 Plan, 601,484 additional shares have been transferred to and are available for grant under the 1999 Stock Option Plan as of December 31, 2005.

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

The 2002 Directors Plan provides for automatic annual grants to each outside director of options to purchase 15,000 shares of our common stock, vesting monthly over 12 months. Options must be granted under the 2002 Directors Plan with an exercise price equal to the market price of our stock on the grant date.

2005 Equity Incentive Plan

Our stockholders approved the 2005 Plan at the annual meeting of the Company’s stockholders in June 2005. The 2005 Plan was approved in order to permit grants of certain equity incentives, including stock appreciation rights, restricted stock and restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards, to the Company’s service providers. The issuance and terms of such equity incentive awards pursuant to the 2005 Plan is at the discretion of the Board of Directors. A total of 2,300,000 shares of the our common stock was initially authorized for issuance under the 2005 Plan. Shares issued under the 2005 Plan may be authorized but unissued or reacquired shares of the common stock, and may be subject to vesting at the discretion of the board of directors. Shares issued under the 2005 Plan that expire, are forfeited, or are repurchased by us shall again be available for issuance under the Plan.

A summary of the status of our stock option and equity incentive plans at December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below.

(In thousands, except exercise price data)	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	15,215	$16.36	14,537	$15.69	12,310	$17.18
Granted	3,882	20.17	3,367	17.59	3,228	10.37
Exercised	(3,260)	11.22	(1,807)	8.69	(317)	6.75
Forfeited	(1,495)	22.96	(882)	25.73	(684)	21.65

Outstanding at end of year	14,342	17.89	15,215	16.36	14,537	15.69

Exercisable at end of year	8,041		9,377		8,230

Weighted-average fair value of options granted during the year		$8.98		$6.93		$7.27

The following information applies to all stock options outstanding under our stock option plans at December 31, 2005:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		In thousands, except exercise prices and remaining contractual life data)
$3.88 - $11.28	3,411	5.38	$7.75	2,584	$7.61
$11.48 - $20.11	5,533	8.36	16.59	2,065	16.46
$20.17 - $30.00	4,851	6.01	23.97	2,845	24.22
$30.75 - $41.69	397	4.90	37.50	397	37.51
$42.11 - $56.84	150	4.89	48.34	150	48.34

Totals	14,342		$17.89	8,041	$18.00

To date, an aggregate of approximately 38,040,000 shares have been authorized for grant under our stock option plans and as of December 31, 2005, approximately 6,121,000 are available for future grant.

1993 Employee Stock Purchase Plan

In February 1993, the board of directors adopted the 1993 Employee Stock Purchase Plan (Employee Purchase Plan). We reserved 2,400,000 shares of common stock for the purchase of shares by employees under the Employee Purchase Plan. At December 31, 2005, 1,014,497 shares remain available for future purchase. Eligibility to participate in the Employee Purchase Plan is essentially limited to full-time employees who own less than 5% of the outstanding shares. Under the Employee Purchase Plan, eligible employees can purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. During 2005, an aggregate of 191,893 shares were purchased by employees under the Employee Purchase Plan at prices of $17.10 or $17.18 per share. During 2004, an aggregate of 165,393 shares were purchased by employees under the Employee Purchase Plan at prices of $15.66 or $15.86 per share. During 2003, an aggregate of 210,074 shares were purchased by employees under the Employee Purchase Plan at prices of $7.65 or $11.87 per share.

18. REVENUES BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

Our chief operating decision-maker (CODM) is comprised of our executive management. Our CODM reviews our operating results and makes resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment.

Our facilities and long-lived assets are located primarily within the United States. Revenues from product sales are as follows:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Cardene IV	$62,143	$—	$—
Retavase	31,800	—	—
IV Busulfex	17,417	—	—
Off-patent brands	9,831	—	—

Total revenues from product sales, net	$121,191	$—	$—

Products sales from McKesson, Inc., Cardinal Health, Inc. and AmerisourceBergen, Corp. accounted for 13%, 13% and 11% of total revenues, respectively, in 2005 compared to none in 2004 and 2003 . Royalty, license and other revenues from Genentech in 2005, 2004 and 2003 accounted for 31%, 51% and 40% of total revenues, and royalty, license and other revenues from MedImmune in 2005, 2004 and 2003 accounted for 12%, 30% and 37% of total revenues, respectively. Royalty, license and other revenues from Roche accounted for 6% and 11% of total revenues in 2005 and 2004, respectively. No other revenue from any other source exceeded 10% of total revenues for any periods presented.

Revenue from product sales by geographic area are based on the customers’ shipping locations rather than the customers’ country of domicile. Royalty revenues and license and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement.

	Years Ended December 31,
(in thousands)	2005	2004	2003
United States	$249,565	$84,021	$62,039
Canada	888	—	—
Europe	28,274	11,373	3,517
Asia	525	630	630
Other	402	—	500

Total revenues	$279,654	$96,024	$66,686

19. INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$100	$—	$—
State	721	20	18
Foreign	47	60	55

Total Current	$868	$80	$73

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Tax (benefit) at U.S. statutory rate	$(57,998)	$(18,074)	$(44,107)
Unutilized net operating losses	30,202	18,074	31,243
Nondeductible acquired in-process research and development	27,796	—	12,864
State taxes	721	20	18
Other	100	—	—
Foreign taxes	47	60	55

Total	$868	$80	$73

As of December 31, 2005, we had federal and California net operating loss carryforwards of approximately $425.9 million and $152.4 million, respectively. We also had federal and California state research and other tax credit carryforwards of approximately $15.1 million and $9.2 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2006 through 2025, if not utilized. The California state net operating losses will expire at various dates beginning in 2006 through 2015, if not utilized. The majority of the state tax credits do not expire.

Utilization of the federal and California state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

(in thousands)	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$159,549	$147,909
Net operating loss carryback	10,070	—
Research and other tax credits	24,300	20,237
Intangible assets	—	17,481
Reserves and accruals	13,586	—
Capitalized research and development costs	4,599	9,145
Deferred revenue	5,979	—
Other	11,267	1,974

Total deferred tax assets	229,350	196,746
Valuation allowance	(144,178)	(196,746)

Total deferred tax assets	85,172	—
Deferred tax liabilities:
Intangible assets	(73,398)	—
Other	(2,139)	—

Total deferred tax liabilities	(75,537)	—

Net deferred tax assets	$9,635	$—

The net deferred tax assets represent a $10.1 million federal deferred tax asset related to the carry back of ESP Pharma’s tax loss for the period January 1, 2005 through March 23, 2005 partially offset by a net $0.4 million state deferred tax liability related to future amortization expense of intangible assets from the acquisition of ESP Pharma that are not deductible for tax purposes. Because of our lack of earnings history, the remaining net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $52.6 million for the year ended December 31, 2005 and increased by $33.3 million and $55.7 million during the years ended December 31, 2004 and 2003, respectively.

Approximately $97.2 million of the deferred tax assets at December 31, 2005 relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

20. LEGAL PROCEEDINGS

We are involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place on July 10, 2006 through July 13, 2006. Due to a schedule conflict we have requested that the oral proceeding take place later in 2006. We are awaiting response from the European Patent Office to our request. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opposition is successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our second European patent, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, the Opposition Division’s decision could encourage challenges of our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

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

We intend to vigorously defend the European patents in these proceedings. We may not prevail in the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of the opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition. As the outcome of these matters can not be predicted, we have no amounts accrued at December 31, 2005.

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

21. RELATED-PARTY TRANSACTION

Pursuant to an agreement with Dr. Laurence Korn regarding his resignation as an officer of the Company, Dr. Korn resigned on June 30, 2004 as Chairman of the Board of Directors and as an employee of the Company. Dr. Korn remains a member of the Board. Under the agreement, Dr. Korn received a cash severance payment of $515,000 in addition to the acceleration of an additional 12 months’ of vesting of certain stock options previously granted to him. During the year ended December 31, 2004, in connection with the agreement, we recognized $515,000 in compensation expense for his severance payment and approximately $58,000 in stock-based compensation expense in connection with the accelerated vesting of stock options. Additionally, Dr. Korn continued to receive certain fringe benefits through June 30, 2005. In addition, 51,668 of his unvested, outstanding stock options as of June 30, 2004 will continue to vest under the terms of the original stock option agreements. As this represents a change in grantee status under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25,” we recognized stock-based compensation expense as these stock options vested under the fair value method of accounting. During the year ended December 31, 2005, we recognized approximately $110,000 in stock-based compensation expense for the stock options vested in 2005.

22. SUBSEQUENT EVENTS

We entered into an agreement regarding the sale of rights to Declomycin with Glades in December 2005. During the first quarter of 2006, we obtained the consent from Wyeth necessary to transfer all rights to Declomycin and our other three off-patent branded products. The transfer of rights to Declomycin to Glades for total cash proceeds of $8.3 million was completed in February 2006, and we sold the rights to Sectral, Tenex and Ismo to Dr. Reddy’s Laboratories Limited for total cash proceeds of $2.7 million in March 2006. Currently, we do not expect to recognize any material gain or loss from the sale. We are now entitled to receive royalty payments in the future from Glades on sales of Declomycin.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2006

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarter Ended
(in thousands, except per share data)	December 31		September 30		June 30		March 31
	revised(1)	as furnished	revised(1)	as reported	revised(1)	as reported	revised(1)	as reported
Revenues:
Product sales	$39,012	$39,012	$43,144	$43,144	$38,087	$35,345	$948	$948
Royalties	33,373	33,373	26,003	26,003	37,528	37,528	33,164	33,164
License and other	11,268	11,268	7,536	7,536	4,888	4,888	4,703	4,703

Total revenues	83,653	83,653	76,683	76,683	80,503	77,761	38,815	38,815
Costs and expenses:
Cost of product sales	16,776	16,776	22,209	22,209	20,135	20,135	1,137	1,137
Research and development	46,959	46,959	49,480	49,480	40,339	40,339	35,261	35,261
Selling, general and administrative	28,119	28,028	26,795	26,795	19,806	19,806	7,666	7,666
Acquired in-process research and development(2)	—	—	—		—	—	79,417	79,417
Other acquisition-related charges(3)	10,876	—	5,816	—	2,742	—	—	—
Asset impairment charge(4)	16,044	16,044	15,225	15,225	—	—	—	—
Total costs and expenses	118,774	107,807	119,525	113,709	83,022	80,280	123,481	123,481

Gross profit (loss) from product sales	22,236	22,236	20,935	20,935	17,952	15,210	(189)	(189)

Operating income (loss)	(35,121)	(25,154)	(42,842)	(37,026)	(2,519)	(2,519)	(84,666)	(84,666)
Interest and other income, net	2,781	2,781	2,027	2,027	1,873	1,873	2,935	2,935
Interest expense	(2,655)	(2,655)	(2,671)	(2,671)	(2,709)	(2,709)	(2,142)	(2,142)

Loss before income taxes	(34,995)	(24,028)	(43,486)	(37,670)	(3,355)	(3,355)	(83,873)	(83,873)
Income tax expense (benefit)	(899)	(899)	1,680	1,680	65	65	22	22

Net loss	$(34,096)	$(23,129)	$(45,166)	$(39,350)	$(3,420)	$(3,420)	$(83,895)	$(83,895)

Basic and diluted net loss per share	$(0.31)	$(0.22)	$(0.43)	$(0.37)	$(0.03)	$(0.03)	$(0.87)	$(0.87)

Shares used in computation of basic and diluted net loss per share	111,571	107,512	105,272	105,272	103,705	103,705	96,754	96,754

	2005
(in thousands, except per share data)	December 31		September 30		June 30		March 31
	revised(1)	as furnished	revised(1)	as reported	revised(1)	as reported	revised(1)	as reported
Goodwill	$57,783	N/A	$56,714	$57,520	$31,262	$67,359	$31,262	$67,359
Total assets	1,166,001	$1,170,262	1,176,171	1,176,977	1,018,799	1,054,896	1,012,680	1,048,777
Total liabilities	639,936	N/A	625,003	625,003	577,303	577,303	578,234	578,234
Total stockholders’ equity	526,065	531,144	551,168	551,974	441,496	477,593	434,446	470,543

	2004 Quarter Ended
(in thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues:
Royalties	$19,935	$17,131	$24,731	$22,010
License and other	2,894	2,653	1,052	5,618

Total revenues	22,829	19,784	25,783	27,628
Costs and expenses:
Research and development	30,199	27,326	32,009	33,029
General and administrative	8,624	7,664	7,450	8,068

Total costs and expenses	38,823	34,990	39,459	41,097

Operating loss	(15,994)	(15,206)	(13,676)	(13,469)
Interest and other income, net	2,523	2,822	2,583	2,284
Interest expense	(1,099)	(1,193)	(1,351)	(1,385)

Loss before income taxes	(14,570)	(13,577)	(12,444)	(12,570)
Income tax expense	12	12	8	48

Net loss	$(14,582)	$(13,589)	$(12,452)	$(12,618)

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.13)	$(0.13)

Shares used in computation of basic and diluted net loss per share	95,613	95,196	94,587	94,000

	2004
(in thousands, except per share data)	December 31	September 30	June 30	March 31
Goodwill	$—	$—	$—	$—
Total Assets	$713,732	$727,780	$721,809	$730,052
Total Liabilities	$301,222	$304,063	$288,355	$291,947
Total Stockholders’ Equity	$412,510	$423,717	$433,454	$438,105

(1)	Represents revisions of certain amounts previously reported in our Form 10-Q for the first and second quarters, Form 10-Q/A for the third quarter and as furnished in our Form 8-K dated March 3, 2006 which included the February 27, 2006 Press Release for the fourth quarter. See Note 1 to the Consolidated Financial Statements.
(2)	Represents acquired in-process research and development. The amount for 2005 relates to the ESP Pharma acquisition. For a description of these charges, see Notes 1, 4 and 6 to the Consolidated Financial Statements.
(3)	Represents product sales returns, accounts receivable allowances and other liabilities related to ESP Pharma operations prior to our acquisition of the business. See Note 1 to the Consolidated Financial Statements.
(4)	Represents non-cash charges related to the impairment of off-patent branded products and termination of reversion right. For a description of these charges, see Note 4 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of PDL’s management, including our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by PDL in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting: PDL, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting for PDL and all related information appearing in this Annual Report. The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2005.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below, and the report on the audit of the consolidated financial statements appears in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that PDL BioPharma, Inc. (formerly Protein Design Labs, Inc.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PDL BioPharma, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc, as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 10, 2006

(d) Changes in Internal Control Over Financial Reporting: The Chief Executive Officer and Principal Accounting Officer also conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control occurred during the quarter ended December 31, 2005, that have materially effected or which are reasonable likely to materially affect our internal control over financial reporting. Based on that evaluation, the following changes occurred during the quarter ended December 31, 2005:

During our review of the results of operations for the quarter ended September 30, 2005, we identified a material weakness in the operations of our internal control over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 related to the failure of an existing internal control to operate effectively. Specifically, with respect to the third quarter of 2005, we did not complete an impairment review with regard to the net carrying value of certain of the intangible assets and inventory acquired in the business combination with ESP Pharma which was completed on March 23, 2005. During the third quarter of 2005, the Company decided to sell four off-patent branded products acquired from ESP Pharma. Also, during September 2005, there was an indication of impairment as the proceeds likely to be received in such as sale would be materially less than the net carrying value of the related intangible assets and inventory as of September 30, 2005.

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

We discussed this matter with our independent registered public accounting firm and our Audit Committee in connection with our evaluation of internal control over financial reporting for both the third and fourth quarters of 2005. In order to remediate this matter during the fourth quarter of 2005, we implemented plans to recruit additional full-time staff in the accounting and finance functions. Further, during that quarter, we retained additional finance consulting resources, which we intend to retain through at least the first quarter of 2006, while we increase our permanent staffing levels, to facilitate the effective operation of our internal control over financial reporting. Finally, during that quarter, we completed a more timely review during our financial statement close process to ensure compliance with our existing internal control over financial reporting.

In addition, since our acquisition of ESP Pharma on March 23, 2005, we have expanded our internal control over financial reporting to include consolidation of ESP Pharma’s results of operations, as well as acquisition-related accounting and disclosures. We are in the process of evaluating and assessing whether these expanded internal control have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have expended significant resources, such evaluation and assessment is ongoing. Since ESP Pharma operated as a private company, they were not required to, and did not complete the documentation, testing and possible remediation efforts that would have been required had they been subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). As it was not possible for us to conduct an assessment of ESP Pharma’s internal control over financial reporting prior to the management report for Section 404 compliance, we are permitted and have elected to exclude the ESP Pharma operations from the Section 404 compliance requirements for the year ended December 31, 2005.

Also, in April 2005, we implemented a new enterprise resource planning software, SAP, in part in order to increase the automation of our internal control over financial reporting. We have evaluated and assessed this system for our 2005 fiscal year, and we have determined that this change in our internal control has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

Executive Officers of the Registrant

Information relating to our executive officers is incorporated by reference from the information provided in Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Directors of the Registrant

Certain information concerning our directors as of December 31, 2005, except as otherwise noted, is set forth below.

Director	Positions with the Company	Age	Director Since	Class*
Samuel Broder, M.D.	Director	60	2005	I
Karen A. Dawes	Director	54	2003	II
L. Patrick Gage, Ph.D.	Director	63	2003	I
Laurence Jay Korn, Ph.D.	Director	56	1986	III
Max Link, Ph.D.	Director, Chairman of the Board	65	1993	III
Mark McDade	Chief Executive Officer, Director	50	2002	II
Cary L. Queen, Ph.D**.	Director	55	1987	II
Jon S. Saxe, Esq.	Director	69	1989	I

*	Class I directors’ terms expire at the 2008 annual meeting of stockholders. Class II directors’ terms expire at the 2006 annual meeting of stockholders. Class III directors’ terms expire at the 2007 annual meeting of stockholders.
**	Dr. Queen was a director as of December 31, 2005, but resigned from the Board on February 21, 2006.

Samuel Broder, M.D., has been a director of the Company since September 2005. He is currently Chief Medical Officer at Celera Genomics and Celera Diagnostics. In 1995, Dr. Broder became Senior Vice President for Research and Development at the IVAX Corporation (now in process of being acquired by TEVA Pharmaceutical Industries, Ltd.) in Florida, where he directed a broad range of pharmaceutical research on new drugs for heart disease, diabetes and diseases of the lung. In 1989, President Ronald Reagan named Dr. Broder Director of the National Cancer Institute (NCI). Under his leadership, the NCI initiated a number of important large-scale human trials in the prevention, diagnosis, and treatment of cancer. Dr. Broder began his research career in the Metabolism Branch of the NCI in 1972. During his tenure at the NCI, Dr. Broder performed research that lead to the development of several important anti-retroviral drugs for the therapy of HIV/AIDS. He has authored or co-authored over 300 scientific papers, and is the inventor or co-inventor on numerous patents. Dr. Broder received his bachelor’s and medical degrees from the University of Michigan.

Karen A. Dawes has been a director of the Company since June 2003. She is currently Principal, Knowledgeable Decisions, LLC, a pharmaceutical consulting firm. She served from 1999 to 2003 as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she was Senior Vice President, Global Strategic Marketing, Wyeth (formerly known as American Home Products), where she held responsibility for worldwide strategic marketing. She also served as Vice President, Commercial Operations for Genetics Institute, Inc. (which was acquired by Wyeth in January 1997), designing and implementing that company’s initial commercialization strategy to launch BeneFIX® and Neumega®. Ms. Dawes began her pharmaceuticals industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of positions in Marketing, serving most recently as Vice President, Marketing of the Pratt Division. There she directed launches of Glucotrol/Glucotrol XL®, Zoloft®, and Cardura®. Ms. Dawes is also a director of Repligen, Inc.

L. Patrick Gage, Ph.D., has been a director of the Company since March 2003. From January 1997 until June 2002, Dr. Gage held various positions at Wyeth. From March 1998 through June 2002, he served as President of Wyeth Research, a division of Wyeth, and from 2000 through June 2002, Dr. Gage also served as Senior Vice President, Science and Technology of Wyeth. From November 1989 through March 1998, Dr. Gage served as the head of Research and Development, then Chief Operating Officer and finally President of Genetics Institute. Prior to that time, Dr. Gage held various positions in research management at Roche over an 18-year period. Dr. Gage is also a Director of Neose Technologies and Serono S A, and serves as an advisor to Flagship Ventures and to Warburg Pincus, both private equity firms, and is on the science advisory boards of Perkin Elmer, Inc. and Functional Genetics.

Laurence Jay Korn, Ph.D., has been a director of the Company since July 1986. From July 1986 through May 1, 2002, Dr. Korn served as a director and Chairperson of the Board, and from May 1, 2002 through June 2004, he served as a director and Chairman of the Board. From January 1987 until April 2002, Dr. Korn served as Chief Executive Officer. Previously, Dr. Korn headed a research laboratory and served on the faculty of the Department of Genetics at the Stanford University School of Medicine from March 1981 to December 1986. Dr. Korn received his Ph.D. from Stanford University and was a Helen Hay Whitney Postdoctoral Fellow at the Carnegie Institution of Washington and a Staff Scientist at the MRC Laboratory of Molecular Biology in Cambridge, England, before becoming an Assistant Professor at Stanford.

Max Link, Ph.D., has been a director of the Company since June 1993, and Chairman of the Board since July 2004. Dr. Link served as Chairman and Chief Executive Officer of Centerpulse Ltd. from March 2001 until its acquisition by Zimmer Holdings, Inc. in August 2003. He served as the Chief Executive Officer of Corange Ltd. from May 1993 to May 1994 and as the Chief Executive Officer of Boehringer Mannheim-Therapeutics, the worldwide pharmaceutical division of Corange (Boehringer Mannheim-Therapeutics), from October 1993 to May 1994. Dr. Link served as the Chairman of Sandoz Pharma Ltd. from April 1992 to April 1993. Dr. Link served in various management positions at Sandoz Ltd. and Sandoz Pharmaceuticals Corporation from October 1971 to April 1992. Dr. Link is also a director of Access Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc., CytRx Corp., Discovery Laboratories, Inc., Human Genome Sciences, Inc. and Celsion Corporation.

Mark McDade has been a Chief Executive Officer and a director of the Company since November 2002. From December 2000 until November 2002, he served as Chief Executive Officer of Signature BioScience, Inc. Prior to Signature, he was a co-founder and director of Corixa Corporation. He served as Chief Operating Officer at Corixa from September 1994 through December 1998 and as President and Chief Operating Officer from January 1999 until his departure in late 2000. Before Corixa, he was Chief Operating Officer of Boehringer Mannheim-Therapeutics. Prior to Boehringer Mannheim-Therapeutics, he served in several positions at Sandoz Ltd., which included business development, product management and general management responsibilities. Mr. McDade currently serves on the board of directors of Valentis, Inc. and Cytokinetics, Inc. Mr. McDade earned his M.B.A. from Harvard Business School.

Cary L. Queen, Ph.D., was a director of the Company from January 1987 until February 21, 2006, when he resigned from the Board. He served as the Company’s Vice President, Research from April 1989 to August 2001, and as Senior Vice President from June 1993 until January 2004. Previously, Dr. Queen held positions at the National Institutes of Health from 1983 to 1986, where he studied the regulation of genes involved in the synthesis of antibodies. Dr. Queen received his Ph.D. in Mathematics from the University of California at Berkeley and subsequently served as an Assistant Professor of Mathematics at Cornell University.

Jon S. Saxe, Esq., has been a director of the Company since March 1989. Mr. Saxe served as a consultant to the Company from June 1993 to December 1994 and again from May 2000 until January 2002. From May 1999 to April 2000, Mr. Saxe served as Senior Advisor to our Chief Executive Officer. From January 1995 to April 1999, Mr. Saxe served as President of the Company. He has also served as President of Saxe Associates since May 1993. Mr. Saxe is also a director of Questcor Pharmaceuticals, Inc., First Horizon Pharmaceuticals, Inc., InSite Vision, Inc., SciClone Pharmaceuticals, Inc., and Durect Corporation.

Audit Committee Matters

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, (the Exchange Act). The Audit Committee is comprised of the following directors: Max Link, George M. Gould (until June 8, 2005), Jon S. Saxe (since June 8, 2005) and Karen A. Dawes. Our Board of Directors has determined that Max Link, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics, and a policy providing for the reporting of potential violations of the code, for directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct and Policy Regarding Reporting of Potential Violations (the “Code of Conduct”). The Code of Conduct is available on our website at http://media.corporate-ir.net/media_files/IROL/10/100463/CG/codeofconduct.pdf.

Additionally, stockholders may request a free copy of the Code of Conduct from:

PDL BioPharma, Inc.

Attention: Investor Relations

34801 Campus Drive

Fremont, CA 94555

(510) 574-1400

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, executive officer, and beneficial owner of more than 10% of a registered class of equity securities of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 is required by Section 16(a) of such act to report to the SEC by a specified date his or her transactions in our securities. To our knowledge, all reports relating to stock ownership and such other reports required to be filed during the year ended December 31, 2005, under Section 16(a) by our directors, executive officers and greater than 10% beneficial owners were timely filed, with the following exceptions:

•	George T. Jue was designated as an officer subject to Section 16(a) on June 8, 2005, and filed a delinquent Form 3 on August 2, 2005.

•	Jon S. Saxe, a director on our Board, filed a delinquent Form 4 on October 20, 2005 with respect to a transaction in our securities that occurred on October 4, 2005.

•	David Iwanicki, an officer subject to Section 16(a), filed a delinquent Form 4 on February 15, 2006 with respect to a transaction in our securities that occurred on July 13, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information provided under the heading “EXECUTIVE COMPENSATION AND OTHER MATTERS” of the Proxy Statement, other than the information provided under the subheadings “- Equity Compensation Plan Information” and “- Indebtedness of Management” thereunder. Also, the information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Proxy Statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the information provided under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement and from the information provided under the subheading “- Equity Compensation Plan Information” under the heading “EXECUTIVE COMPENSATION AND OTHER MATTERS” of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Indebtedness of Management

The information required by this subsection “Indebtedness of Management” of this Item 13 is incorporated by reference from the information provided under the subheading “- Indebtedness of Management” under the heading “EXECUTIVE COMPENSATION AND OTHER MATTERS” of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the information provided under the heading “APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Index to financial statements

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)	The following schedule is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II – Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2005

All other financial statement schedules are omitted because the information is inapplicable or presented in our Financial Statements or notes.

(3)	Index to Exhibits

Exhibit Number	Exhibit Title
2.1	Amended and Restated Agreement and Plan of Merger by and among the Company, Big Dog Bio, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and ESP Pharma Holding, dated as of March 22, 2005. (Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-3 filed March 25, 2005.)

2.2	Asset Purchase Agreement between Centocor, Inc., a Pennsylvania corporation, and ESP Pharma, Inc., a Delaware corporation and wholly owned subsidiary of ESP Pharma Holding Company, Inc., dated as of January 31, 2005. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed March 25, 2005.) (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993.)

3.2	Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002.)

3.3	Certificate of Amendment of Certificate of Incorporation of Protein Design Labs, Inc. effective as of January 9, 2006. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006.)

3.4	Amended and Restated Bylaws of Protein Design Labs, Inc. effective as of June 8, 2005. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed June 14, 2005.)

4.1	Indenture between the Company and J.P. Morgan Trust Company, National Association, a national banking association, dated July 14, 2003. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed September 11, 2003.)

4.2	Indenture between the Company and J.P. Morgan Trust Company, National Association, as trustee, dated as of February 14, 2005. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 14, 2005.)

4.3	Registration Rights Agreement between the Company and Goldman, Sachs & Co., Citigroup Global Markets Inc. and UBS Securities LLC dated as of February 14, 2005. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 14, 2005.)

*10.1	1991 Stock Option Plan, as amended on October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996.)

*10.2	1991 Stock Option Plan, as amended on October 17, 1996. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 14, 2002).

*10.3	1993 Employee Stock Purchase Plan, as amended on June 29, 2000. (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed March 14, 2002).

10.4	Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated February 10, 1992. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed March 31, 1993.)

10.5	Amendment No. 1 to Lease Agreement between the Company and Plymouth Business Center I Partnership, a Minnesota general partnership, dated July 8, 1993. (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 1994.)

10.6	License Agreement between the Company and the Medical Research Council of the United Kingdom dated July 1, 1989, as amended on January 30, 1990 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-44562 effective January 28, 1992.)

*10.7	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-44562 effective January 28, 1992, as amended.)

10.8	Amendment No. 2 to Lease Agreement between the Company and St. Paul Properties, effective as of October 25, 1994. (Incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 1995.)

10.9	Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, effective as of November 27, 1996. (Incorporated by Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February 13, 1997.)

*10.10	Outside Directors Stock Option Plan together with form of Nonqualified Stock Option Agreement as amended effective February 6, 1997. (Incorporated by Reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 14, 1997.)

*10.11	Outside Directors Stock Option Plan as amended on June 29, 2000 together with form of Nonqualified Stock Option Agreement. (Incorporated by Reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 30, 2001.)

*10.12	Outside Directors Stock Option Plan as amended on October 18, 2001 together with forms of Nonqualified Stock Option Agreement and Amendment of Nonqualified Stock Option Agreement for Outside Director. (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed March 14, 2002).

10.13	Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 25, 1998 (with certain confidential information deleted and marked by a box surrounding the deleted information). (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998.)

10.14	Agreement of Purchase and Sale between Fremont Holding L.L.C., a Delaware limited liability company, as assignee effective September 13, 1999, and Ardenstone LLC, a Delaware limited liability company, effective June 21, 1999. (Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.15	Promissory Note between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed November 15, 1999.)

10.16	Deed of Trust and Absolute Assignment of Rents and Security Agreement (Fixture Filings) between Fremont Holding L.L.C., a Delaware limited liability company and Wells Fargo Bank, National Association, dated September 9, 1999. (Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed November 15, 1999.)

*10.17	1999 Stock Option Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.31 to Registration Statement No. 333-87957 effective September 29, 1999.)

*10.18	1999 Stock Option Plan, as amended on June 14, 2001. (Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed March 14, 2002).

10.19	1999 Nonstatutory Stock Option Plan, together with form Nonstatutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to Registration Statement No. 333-87957 effective September 29, 1999.)

10.20	1999 Nonstatutory Stock Option Plan as amended on December 14, 2000 and on April 25, 2001. (Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed March 14, 2002).

10.21	Indenture Agreement between the Company and Chase Manhattan Bank And Trust Company, National Association, a national banking association, dated February 15, 2000. (Incorporated by Reference to Exhibit 10.33 to Annual Report on Form 10-K filed March 30, 2000.)

10.22	Registration Rights Agreement for the Company’s 5.50% Convertible Subordinated Notes due February 15, 2007, dated February 15, 2000. (Incorporated by Reference to Exhibit 10.34 to Annual Report on Form 10-K filed March 30, 2000.)

10.23	Convertible Note between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.24	Note Purchase Agreement between the Company and Exelixis, Inc., a Delaware corporation dated May 22, 2001. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.25	Lease Agreement between the Company and St. Paul Properties, Inc., a Delaware corporation, dated May 31, 2001. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 14, 2001.)

10.26	Lease Agreement between the Company and John Arrillaga Survivor’s Trust and the Richard T. Peery Separate Property Trust, a California general partnership, dated June 28, 2001. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 14, 2001.)

*10.27	Executive Retention and Severance Plan adopted by the Company on October 10, 2001, together with forms of Participation Agreement and Release of Claims Agreement. (Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed March 14, 2002).

*10.28	2002 Outside Directors Plan, as amended on June 8, 2005. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005), together with Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 14, 2002).

*10.29	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10Q filed August 14, 2002).

*10.30	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Plan. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10Q filed August 14, 2002).

*10.31	Special Compensation and Continued Employment Agreement by and between the Company and Dr. Laurence J. Korn dated May 1, 2002. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10Q filed August 14, 2002).

*10.32	Offer Letter by and between the Company and Mr. Mark McDade dated October 24, 2002. (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed March 31, 2003).

*10.33	Notice of Grant of Stock Option by and between the Company and Mr. Mark McDade dated October 24, 2002. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 31, 2003).

*10.34	Stock Option Agreement by and between the Company and Mr. Douglas O. Ebersole dated October 24, 2002. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 31, 2003).

*10.35	Notice of Grant of Stock Option by and between the Company and Mr. Douglas O. Ebersole dated October 24, 2002. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 31, 2003).

*10.36	Offer Letter by and between the Company and Ms. Laurie Torres dated September 10, 2003. (Incorporated by reference to Exhibit 10.40 to Annual Report on Form 10K filed March 8, 2004.)

10.37	Lease Agreement between the Company and Abgenix, Inc., a Delaware corporation, dated July 31, 2003. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10Q filed November 12, 2003).

10.38	Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of September 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10K filed March 8, 2004.)

10.39	Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10K filed March 8, 2004.)

10.40	Amended No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10K filed March 8, 2004.)

10.41	Patent License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10K filed March 8, 2004.)

10.42	Patent License Agreement between the Company and Genentech, Inc., dated as of December 18, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10K filed March 8, 2004.)

*10.43	Postretirement Healthcare Plan. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10K filed March 8, 2004.)

*10.44	Amendment No. 1 to Special Compensation and Employment Agreement Dated May 1, 2002 Between Laurence Jay Korn and the Company (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed May 5, 2004).

10.45	Co-Development and Commercialization Agreement between the Company and Hoffmann-La Roche, dated September 14, 2004 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed November 5, 2004).

10.46	Amended and Restated Worldwide Agreement between the Company and Hoffmann-La Roche, a New Jersey corporation and F. Hoffmann-La Roche LTD of Basel Switzerland, dated October 1, 2003 (updated redacted version filed herewith with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 16, 2006).

10.47	Manufacturing Agreement between the Company and ICOS Corporation, a Washington corporation, dated August 29, 2003 (updated redacted version filed herewith with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K filed March 16, 2006).

10.48	Sublicense and Supply Agreement between Syntex (U.S.A.) LLC and American Home Products Corporation dated September 1, 1993, re: Nicardipine IV and related letter assigning such agreement to ESP Pharma, Inc. dated October 30, 2003 (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2005.)

10.49	Letter dated September 5, 2003 between Roche Palo Alto LLC and ESP Pharma, Inc., amending Sublicense and Supply Agreement (with certain confidential portions deleted and marked by notation indicating such deletion). (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 10, 2005.)

*10.50	Offer letter for employment between the Company and George Jue, dated as of April 8, 2005. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2005.)

*10.51	PDL BioPharma, Inc. 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005.)

10.52	Collaboration Agreement between the Company and Biogen Idec, dated as of September 12, 2005. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 8, 2005.) (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

*10.53	Transition Agreement dated as of September 15, 2005 between the Company and Glen Sato. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 19, 2005.)

10.54	Amended and Restated Co-Development and Commercialization Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated as of October 28, 2005. (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

10.55	Second Amended and Restated Worldwide Agreement between the Company and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd dated as of October 28, 2005. (Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.)

*10.56	Amended and Restated Consulting Agreement between the Company and Cary Queen dated as of February 1, 2006.

14	See “Code of Ethics” in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K.

21.1	Fremont Holding L.L.C., a Delaware limited liability company. Fremont Management, Inc., a Delaware corporation, doing business in California as Delaware Fremont Management. (Incorporated by reference to Exhibit 21.1 to Quarterly Report on Form 10-Q filed November 15, 1999.)

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by the Principal Executive Officer and the Principal Accounting Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensatory plan or arrangement.
(b)	See (a)(3) above.
(c)	See (a)(1) above.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Year	Balance at ESP Pharma Acquisition	Charged to Costs and Expenses	Deductions(1)	Charged to Other Accounts	Balance at End of Year
Year ended December 31, 2005:
Allowances for accounts receivable	$—	$7,697	$24,097	$(22,096)	$350	$10,048
Reserve for excess and obsolete inventory	$—	$1,826	$1,695	$(2,242)	$—	$1,279

(1)	Deductions represent costs charged or amounts written off against the reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC. (Registrant)

By:	/S/ MARK MCDADE
Mark McDade,
Chief Executive Officer

March 16, 2006
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARK MCDADE	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006
(Mark McDade)

/S/ GEORGE T. JUE	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2006
(George T. Jue)

/S/ LAURENCE JAY KORN	Director	March 16, 2006
(Laurence Jay Korn)

/S/ JON S. SAXE	Director	March 16, 2006
(Jon S. Saxe)

/S/ SAMUEL BRODER	Director	March 16, 2006
(Samuel Broder)

/S/ MAX LINK	Chairman of the Board of Directors	March 16, 2006
(Max Link)

/S/ L. PATRICK GAGE	Director	March 16, 2006
(L. Patrick Gage)

/S/ KAREN A. DAWES	Director	March 16, 2006
(Karen A. Dawes)