Form 10-Q
period 2006-03-31
PDL BIOPHARMA, INC.
filed 2006-05-10
CIK 882104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Telephone Number (510) 574-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2006 there were 114,467,120 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

PDL BioPharma, the PDL logo, HuZAF™ and Zamyl™ are considered trademarks and Retavase®, Busulfex®, and Nuvion® are registered trademarks of PDL BioPharma, Inc. Cardene® and Zenapax® are registered trademarks of Hoffmann-La Roche (Roche). All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Product sales, net	$36,795	$948
Royalties	43,970	33,164
License, collaboration and other	9,695	4,703

Total revenues	90,460	38,815
Costs and expenses:
Cost of product sales	22,959	1,137
Research and development	61,771	35,261
Selling, general and administrative	32,159	7,666
Acquired in-process research and development	—	79,417
Other acquisition-related charges	366	—

Total costs and expenses	117,255	123,481

Operating loss	(26,795)	(84,666)
Interest and other income, net	3,330	2,935
Interest expense	(2,650)	(2,142)

Loss before income taxes	(26,115)	(83,873)
Income tax expense	115	22

Net loss	$(26,230)	(83,895)

Basic and diluted net loss per share	$(0.23)	$(0.87)

Shares used in the computation of basic and diluted net loss per share	112,472	96,754

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$124,203	$183,377
Marketable securities, including $3.4 million and $6.8 million of restricted investments at March 31, 2006 and December 31, 2005, respectively	171,862	101,617
Accounts receivable, net of allowances of $12.0 million and $12.8 million at March 31, 2006 and December 31, 2005, respectively	21,249	19,116
Inventories	20,312	17,728
Deferred tax assets	4,778	9,244
Prepaid and other current assets	25,953	18,272
Short-term note receivable	30,000	30,000

Total current assets	398,357	379,354
Long-term marketable securities	49,999	48,928
Land, property and equipment, net	267,897	266,053
Goodwill	68,934	57,783
Other intangible assets, net	375,214	397,266
Other assets	12,943	13,770

Total assets	$1,173,344	$1,163,154

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,803	$2,728
Accrued compensation	12,672	16,401
Royalties payable	7,999	3,295
Other accrued liabilities	25,541	37,662
Deferred revenue	12,137	11,290
Current portion of other long-term debt	663	676

Total current liabilities	67,815	72,052
Convertible notes	499,998	499,998
Deferred tax liabilities	5,122	—
Long-term deferred revenue	59,826	57,743
Other long-term debt	7,246	7,296

Total liabilities	640,007	637,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 113,469 and 112,062 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,135	1,121
Additional paid-in capital	1,000,343	969,118
Deferred stock-based compensation	—	(1,998)
Accumulated deficit	(466,339)	(440,109)
Accumulated other comprehensive loss	(1,802)	(2,067)

Total stockholders’ equity	533,337	526,065

Total liabilities and stockholders’ equity	$1,173,344	$1,163,154

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(26,230)	$(83,895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	79,417
Depreciation	7,605	3,230
Amortization of convertible notes offering costs	587	444
Amortization of intangible assets	11,052	1,723
Stock-based compensation expense	6,146	148
Excess stock option income tax benefit	138	—
Changes in assets and liabilities:
Accounts receivable	(2,133)	—
Interest receivable	(563)	(311)
Inventories	(2,584)	(125)
Other current assets	1,907	(7,048)
Other assets	239	304
Accounts payable	6,075	1,418
Accrued liabilities	(2,896)	(2,832)
Deferred revenue	2,930	(1,072)

Total adjustments	28,503	75,296

Net cash provided by (used in) operating activities	2,273	(8,599)

Cash flows from investing activities:
Purchases of marketable securities	(98,851)	—
Maturities of marketable securities	24,949	132,736
Maturities of restricted securities	3,414	3,438
Cash paid for ESP Pharma acquisition, net of cash acquired	—	(322,577)
Cash paid for Retavase acquisition	—	(110,000)
Sale of intangible assets	2,750	—
Purchase of land, property and equipment	(9,449)	(14,975)

Net cash used in investing activities	(77,187)	(311,378)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,803	2,105
Proceeds from issuance of convertible notes	—	241,831
Payments on other long-term obligations	(63)	(277)

Net cash provided by financing activities	15,740	243,659

Net decrease in cash and cash equivalents	(59,174)	(76,318)
Cash and cash equivalents at beginning of period	183,377	91,395

Cash and cash equivalents at end of period	$124,203	$15,077

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We market and sell a portfolio of products in the acute-care hospital setting in the United States and Canada and generate royalties and other revenue through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. Our product development pipeline includes six investigational compounds in Phase 2 or Phase 3 clinical development for hepatorenal syndrome, inflammation and autoimmune diseases, cardiovascular disorders and cancer.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) which we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of December 31, 2005 is derived from our audited consolidated financial statements as of that date.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees (see Royalties section below). In addition, as a result of the closing of our acquisition of ESP Pharma Holding Company, Inc. (ESP Pharma) on March 23, 2005, the results of operations of ESP Pharma from March 24, 2005 are included in our condensed consolidated financial statements (see Note 2).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

Certain reclassifications of prior period amounts have been made in our Condensed Consolidated Balance Sheets to conform to the current period presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment and Concentrations Disclosure

In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information”, we are required to report operating segments and related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker (CODM) is comprised of our executive management with the oversight of our board of directors. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment. Our facilities are located primarily within the United States.

Sales of Cardene IV, IV Busulfex and Retavase accounted for 97% and 39% of total product sales and total revenues, respectively, in the first quarter of 2006. Sales of Cardene IV, IV Busulfex and Retavase were minimal in the first quarter of 2005 since we acquired these products on March 23, 2005.

Royalty, license and other revenues from Genentech, Inc. (Genentech) in the first quarters of 2006 and 2005 accounted for 31% and 48% of total revenues, respectively. Royalty, license and other revenues from MedImmune in the first quarters of 2006 and 2005 accounted for 16% and 33% of total revenues, respectively. No other revenue from any other source exceeded 10% of total revenues for any periods presented.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123, “Share Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued under our employee stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Operations.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” An entity shall follow either the transition guidance for the additional paid-in capital (APIC) pool in paragraph 81 of Statement 123(R) or the alternative transition method described in the FASB Staff Position (FSP). Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123(R) for recognition purposes. The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon our adoption of SFAS 123(R). We are reviewing the two methods and will elect an appropriate method by the end of 2006.

Employee Stock Plans

We have six stock-based employee compensation plans. The exercise price of all stock options granted under our plans is equal to the fair value of our common stock on the grant date. The option term for options granted prior to mid-July 2005 is ten years, and the option term for all options granted subsequent to mid-July 2005 is seven years.

Under the 1991 Stock Option Plan, options generally vest at the rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years in the case of employees, and ratably over two or five years in the case of advisors and consultants. This 1991 Plan was terminated in 1999. The shares remaining available for grant or which subsequently become available upon the termination of options outstanding under the 1991 Plan, if any, are added automatically to the 1999 Stock Option Plan. Options may be granted under the 1999 Option Plan with an exercise price and vesting period established at the discretion of the Board of Directors.

Under the 1999 Nonstatutory Option Plan, options may be granted to employees, prospective employees and consultants and any parent or subsidiary corporation with an exercise price and vesting period established at the discretion of the Board of Directors.

The 2002 Directors Plan provides for automatic annual option grants to outside directors which vest monthly over one year from the grant date and have an exercise price equal to the market price of our stock on the grant date.

We can grant certain equity incentives to our service providers under the 2005 Equity Incentive Plan. These incentives include stock appreciation rights, restricted stock and restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. The issuance and terms of such equity incentive awards pursuant to the 2005 Plan are at the discretion of the Board of Directors.

The 1993 Employee Stock Purchase Plan enables full-time employees who own less than 5% of the outstanding shares to purchase shares of our common stock based on a percentage of their compensation, up to certain limits. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25 and related interpretations. Accordingly, we recognize no compensation expense in our Condensed Consolidated Statements of Operations with respect to options awarded to our employees and directors with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. However, we recognize compensation expense in our Condensed Consolidated Statements of Operations with respect to the modification of certain employee stock option awards and the issuance of restricted stock to certain employees.

We account for stock options granted to non-employees at fair value using the Black-Scholes option-pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to non-employees and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense over the service period in which the non-employee provides services to the Company.

The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” to our stock-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R) during this period.

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Reported net loss	$(83,895)
Deduct: Stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(3,925)

Pro forma net loss	$(87,820)

Basic and diluted net loss per share
As reported	$(0.87)

Pro forma	$(0.91)

Adoption of SFAS 123(R)

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R). Upon adopting SFAS 123(R), we changed from the multiple-option approach to the single-option approach to value options granted effective January 1, 2006 and amortize the fair value of these awards using straight-line attribution. We believe that the single-option approach with straight-line attribution better reflects the level of service to be provided over the vesting period of our awards. We continue to expense the unvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution. In addition, we eliminated the remaining balance of the deferred stock-based compensation against APIC. We did not capitalize any employee stock-based compensation costs in inventory as a component of cost of product sales during the first quarter of 2006 as the amount was immaterial. Substantially all of the products sold in the first quarter of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs; therefore, we did not record any employee stock-based compensation expense as a component of cost of product sales in the first quarter of 2006. We will analyze the impact of capitalizing employee stock-based compensation costs in inventory and recognize the related expenses in cost of product sales in future periods.

Employee stock-based compensation expense recognized under SFAS 123(R) was as follows:

(in thousands, except per share amounts)	Three months ended March 31, 2006

Research and development	3,440
Selling, general and administrative	2,562

Total employee stock-based compensation expense	6,002
Tax benefit related to employee stock-based compensation expense	—

Net effect on net loss	$6,002

Effect on basic and diluted net loss per share	$(0.05)

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123(R) for the first quarter of 2006 and presented in the pro forma disclosure required under FAS 123 for the first quarter of 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	March 31,		March 31,
	2006	2005	2006	2005
Expected term (in years)	4.1	2.7	0.5	0.5
Volatility	44%	66%	39%	47%
Risk-free interest rate	4.5%	3.4%	4.3%	3.0%
Dividend yield	0%	0%	0%	0%

Expected Term: Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of stock-based awards.

Expected Volatility: Expected volatility is based on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock.

Expected Dividend: We have not issued any dividends and do not anticipate paying any cash dividends in the foreseeable future. We therefore have assumed a dividend yield of zero for purposes of these fair value estimations.

Risk-Free Interest Rate: We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected term of our options at the time of grant.

Stock Option Activity

A summary of our stock option activity during the quarter ended March 31, 2006 is presented below:

Option	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	14,342,264	$17.89
Granted	362,500	30.11
Forfeited	(314,362)	16.16
Exercised	(1,055,841)	14.97
Expired	(13,005)	47.82

Outstanding as of March 31, 2006	13,321,556	18.47

Exercisable as of March 31, 2006	7,789,073	18.12

The weighted-average grant-date fair value for options granted during the three months ended March 31, 2006 was $12.16 per share and $7.31 per share in the corresponding quarter of 2005. During the three months ended March 31, 2006, a total of $15.8 million of cash was received from stock options exercised by employees compared to $2.1 million in the corresponding quarter of 2005.

The weighted-average remaining contractual life of options outstanding and exercisable as of March 31, 2006 was 6.5 years and 5.6 years, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was $194.9 million and $118.4 million, respectively. The aggregate intrinsic value of options exercised during the first quarters of 2006 and 2005 was $17.3 million and $2.3 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $32.80 and $15.99 on March 31, 2006 and 2005, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of March 31, 2006 was $27.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock

We did not grant any restricted stock during the first quarter of 2006. None of the 103,200 shares of the outstanding nonvested restricted stock at December 31, 2005, with a weighted-average grant-date fair value of $21.88, was vested during the first quarter of 2006. Total unrecognized compensation cost related to nonvested restricted stock outstanding as of March 31, 2006 was $1.8 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan (ESPP)

The compensation cost in connection with our ESPP for the three months ended March 31, 2006 was $0.4 million.

2. ESP Pharma Acquisition

On March 23, 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma. We acquired ESP Pharma consistent with our business strategy of becoming a commercial enterprise that derives the majority of its revenues from sales of proprietary products. The ESP Pharma acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). In addition to the issuance of 7,330,182 shares of PDL common stock and cash payment of $325.0 million to ESP Pharma stockholders, we deposited 2,523,588 shares of common stock into an escrow account to be held for a period of between six months and one year from the date of the close of the acquisition, pursuant to the terms of an Escrow Agreement entered into in connection with the Amended and Restated Agreement and Plan of Merger. We also incurred direct transaction costs of $5.4 million.

On the acquisition date in March 2005, we believed beyond a reasonable doubt that the 2,523,588 shares placed into escrow would ultimately be issued to former ESP Pharma stockholders and, therefore, we included value of such shares in the calculation of the purchase price due to various liabilities identified subsequently. However, during the second, third and fourth quarters of 2005, we incurred various costs and liabilities that related to ESP Pharma operations prior to our acquisition of the business. Specifically, we experienced a significant volume of product returns related to products sold by ESP Pharma prior to our acquisition of the business (pre-acquisition sales). During the fourth quarter of 2005, we determined that the value of these shares should not have been included in purchase consideration until the underlying contingencies are resolved and they are released from the escrow in favor of the former ESP Pharma stockholders. As there was reasonable doubt that substantially all of the shares held in the escrow account ultimately would be released to the ESP Pharma stockholders at the end of this escrow period, we excluded the value for all these shares in the computation of the revised purchase price. This revision reduced the original recorded goodwill and stockholders’ equity by approximately $36.1 million at March 31, 2005.

On September 22, 2005, we made a claim against 952 of the shares held in escrow based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger. This claim went uncontested and these 952 shares were removed from the escrow account and cancelled. Pursuant to the terms of the Escrow Agreement, 1,260,842 shares were released from escrow to the ESP Pharma stockholders on September 23, 2005. In connection with the release of these shares from escrow, we recorded an additional $35.3 million of goodwill, which represents the fair value of the shares released on that date.

During the fourth quarters of 2005 and during the first quarter of 2006, prior to the first anniversary of the acquisition of ESP Pharma, we delivered several claims against a total of 911,059 of the shares of common stock held in escrow. These claims are based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger, primarily as a result of higher sales returns than allowable under the acquisition agreement and tax related items. The ESP Pharma stockholders disputed all of the claims we made. Pursuant to the terms of the Escrow Agreement, the 350,735 shares of common stock held in escrow against which we had not made a claim were released to the ESP Pharma stockholders on March 23, 2006. In connection with the release of these shares, during the first quarter of 2006, we recorded an additional $11.2 million of goodwill. On April 10, 2006, we resolved one of the disputed claims with the ESP Pharma stockholders and, as a result, 50,673 shares of common stock in escrow were released to the ESP Pharma stockholders. We are in the process of resolving the disputed claims against the remaining 860,386 shares of common stock in escrow. We believe all current claims against these 860,386 shares are valid and we anticipate they will be resolved in our favor and these shares will be cancelled.

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

$435,239

The $339.2 million value assigned to the intangible assets relates to product rights for the six products sold by ESP Pharma. During 2005, we concluded that the carrying amount of the product rights for the off-patent branded products, representing four of the six products purchased, was impaired as the estimated fair value of these product rights was less than the net carrying value. Accordingly, we recorded an impairment charge in 2005 to reduce the carrying value of these product rights to the fair value. During 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). In addition, we wrote down inventory by $1.1 million related to the off-patent branded product inventory on hand as of December 31, 2005 based on its expected realizable amount. We completed the sale of these products in the first quarter of 2006. We are amortizing the value assigned to the remaining two products, Cardene IV and IV Busulfex, over 10 and 12 years, or a weighted-average period of 10.4 years, the estimated useful lives of these assets, respectively.

We entered into an agreement regarding the sale of rights to Declomycin with Glades Pharmaceuticals, LLC (Glades) in December 2005. During the first quarter of 2006, we paid $4.1 million to Wyeth and obtained the consent from Wyeth necessary to transfer all rights to Declomycin and our other three off-patent branded products. The transfer of rights to Declomycin to Glades for total cash proceeds of $8.3 million was completed in February 2006, and we are now entitled to receive royalty payments from Glades on sales of Declomycin. We sold the rights to Sectral, Tenex and Ismo to Dr. Reddy’s Laboratories Limited for total cash proceeds of $2.7 million in March 2006. The total expense recognized related to these two transactions aggregated to $4.1 million and was recorded in SG&A expense in our Condensed Consolidated Statements of Operations.

As we did not identify any pre-acquisition contingencies on the acquisition date, under SFAS 141, charges incurred subsequent to our acquisition of ESP Pharma that are associated with pre-acquisition operations are included in the Condensed Consolidated Statements of Operations. Accordingly, we recognized other acquisition-related charges totaling approximately $0.4 million during the first quarter of 2006. As such charges directly relate to ESP Pharma operations prior to our acquisition of the business, we recognized them as operating expenses rather than as a reduction to current year product sales.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Status of Development	Value
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for type I hepatorenal syndrome (HRS)	Our third-party licensor, Orphan Therapeutics, LLC (Orphan Therapeutics) holds the IND and is conducting a Phase 3 trial in patients with type I HRS in the United States	$23,765

Ularitide	A synthetic form of the natriuretic peptide for the treatment of acute decompensated heart failure	Our third-party licensor, CardioPep Pharma GmbH (CardioPep), has conducted SIRIUS II, a double-blind, placebo-controlled Phase 2 study	55,652

			$79,417

The nature of the remaining efforts for completion of research and development of these projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining U.S. Food and Drug Administration (FDA) and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. The acquired products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

3. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share amount is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma acquisition and the assumed exercise of stock options as well as restricted stock using the treasury stock method, and convertible notes using the if converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of outstanding stock options, the contingent shares in escrow, outstanding restricted stock or outstanding convertible notes in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the statement of operations and excluded from the table presented in the Stock-Based Compensation section in Note 1 above, as their effect would have been anti-dilutive:

	As of March 31,
(in thousands)	2006	2005
Stock options	13,322	15,975
Common stock in escrow	911	2,524
Restricted stock	103	—
Convertible notes	22,970	22,970

Total	37,306	41,469

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive loss:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Net loss	$(26,230)	$(83,895)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	265	(1,272)

Total comprehensive loss	$(25,965)	$(85,167)

5. Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Raw materials	$10,955	$6,249
Work-in-process	7,919	9,332
Finished goods	1,438	2,147

Total	$20,312	$17,728

6. Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Product rights	$362,302	$383,868
Core technology	11,937	12,348
Licensed research technology	975	1,050

Total	$375,214	$397,266

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Consulting and services	$7,295	$9,757
Off-patent branded product sale deposit and accruals	—	9,175
Accrued clinical and pre-clinical trial costs	9,801	6,287
Sales rebates	1,516	1,938
Accrued interest	1,485	4,454
Construction-in-process	1,452	1,694
Income taxes payable	2,345	2,829
Other	1,647	1,528

Total	$25,541	$37,662

8. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents. During the quarters ended March 31, 2006 and 2005, we recognized net periodic benefit costs of approximately $89,000 and $71,000, respectively. This expense includes service cost, interest cost, and amortization of prior service cost.

9. Income Taxes

We recorded tax provisions of approximately $115,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively. Taxes during the three months ended March 31, 2006 were primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position. Taxes during the three months ended March 31, 2005 were primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We are a fully integrated, commercial biopharmaceutical company with proprietary marketed products, a growing and diverse operating revenue base and a broad, proprietary pipeline. We currently market and sell three products in the acute-care hospital setting in the United States and Canada and receive royalties and other revenue through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. We have six investigational compounds in Phase 2 or Phase 3 clinical development for hepatorenal syndrome, inflammation and autoimmune diseases, cardiovascular disorders and cancer.

Our products are sold through our hospital-focused sales force which focuses on the cardiac, neurological and intensive care unit departments of a hospital. Cardene IV is the only branded, U.S.-approved dihydropyridine class calcium channel blocker delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of ventricular function following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. IV Busulfex, an IV formulation of busulfan, is a chemotherapeutic agent used as part of a conditioning regimen prior to allogeneic hematopoietic progenitor cell transplantation for chronic myelogenous leukemia. IV Busulfex provides not only an anti-tumor effect to eradicate residual malignancy, but also ablation of the bone marrow, which makes space for the new source of stem cells, and immunosuppression to prevent graft rejection.

We have licensed and will continue to offer to license our patents covering numerous humanized antibodies in return for license fees, annual maintenance payments, and royalties on product sales. By making certain modifications to the mouse antibody that make it more like a human antibody, our technology enhances the utility of such antibodies, while retaining their biological activity, for human therapeutic use. We believe our technology for the creation of humanized therapeutic monoclonal antibodies is widely validated in our industry, based on the existence of multiple approved and licensed antibodies. Eight of the nine humanized antibodies currently approved by the FDA are licensed under our patents and generated royalties to us in 2005: Genentech Inc.’s (Genentech) Avastin™, Herceptin®, Xolair® and Raptiva®; MedImmune, Inc.’s (MedImmune) Synagis®; Wyeth’s Mylotarg®; Elan Corporation, Plc’s (Elan) Tysabri® and Hoffmann-La Roche’s (Roche) Zenapax®. Almost half of our revenues generated in the first quarter of 2006 were from royalties paid for use of our patented antibody humanization technology as applied to mouse antibodies. In October 2005 we signed a Second Amended and Restated Worldwide Agreement with Roche pursuant to which Roche will pay us royalties at a reduced rate only once Zenapax product sales have reached a certain threshold. As such, we received a significantly lower royalty payment from Roche’s sale of Zenapax in the first quarter of 2006 than in prior quarters and expect to receive minimal to no royalty revenue from Roche’s sale of Zenapax going forward. In February 2005, Biogen Idec and Elan announced that they had voluntarily suspended supplying, marketing and selling Tysabri. Although we received a marginal amount of royalties in the first and second quarters of 2005 from Elan’s sale of Tysabri prior to this voluntary suspension, we have not received any such royalties since that time. Although Biogen Idec and Elan have submitted data in support of Tysabri to the FDA for approval, there can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from any future sales of Tysabri.

Significant Risks

In general, we have a history of operating losses and may not achieve sustained profitability. As of March 31, 2006, we had an accumulated deficit of approximately $466.3 million. Our expenses will continue to increase over the next several years because of the extensive resource commitments required to identify and develop antibody candidates to achieve regulatory approval, to market and sell products and to develop potential products. Also, over the next several years we expect to incur substantial additional expenses as we continue to identify, develop and manufacture our potential products, invest in research and improve and expand our development, marketing and manufacturing capabilities.

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

In order to achieve profitability, we will have to continue to increase sales levels for our existing products, Cardene IV, Retavase and IV Busulfex as well as effectively manage our operating expenses. We have a limited history of product marketing and sales and the markets for Cardene IV and Retavase are highly competitive. Our competitors include pharmaceutical, biopharmaceutical and specialty pharmaceutical companies with substantially greater revenues and experience in marketing products than we have. If we do not achieve our near term objectives we may continue to incur substantial operating losses.

We depend on third parties to a significant extent, and our collaborative partners or licensees may not be able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost, in a timely manner and with appropriate quality, or successfully market our proprietary products or maintain desired margins for products sold. As such, we may not achieve sustained cash flow positive results and may never achieve sustained profitable operations.

In addition, as of March 31, 2006 we have approximately $500.0 million in convertible notes outstanding, approximately $250.0 million of which are callable in each of 2008 and 2010, and due in 2023 and 2012, respectively. In order to be able to service our debt in the future, we will need to generate positive cash flows from our operations or obtain other financing.

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

Revenue Recognition

We recognize revenues from product sales, net of estimated allowances for cash discounts, product returns, chargebacks, bad debts and rebates. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated discounts, product returns, chargebacks, bad debts, and rebates.

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies.

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element.

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement, and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, as we did not establish fair value for all undelivered elements of the Co-Development and Commercialization Agreement with Roche (the Roche Collaboration Agreement), including milestones and the reimbursement of research and development expenses, we are recognizing the $17.5 million upfront license fee that we received from Roche over the term of the Roche Collaboration Agreement as services are provided. Similarly, we did not establish fair value for all undelivered elements of the multiple products of the Collaboration Agreement with Biogen Idec (the Biogen Idec Collaboration Agreement). The $40.0 million upfront license fee, milestones and the reimbursement of research and development expenses that we received from Biogen Idec will be recognized over the term of the Biogen Idec Collaboration Agreement as services are provided with respect to the specific products under development to which the upfront license fees and reimbursement relate. As we share research and development expenses equally under this arrangement, we recognize expense incurred as research and development expenses and recognize reimbursement as other revenue.

In addition, we enter into non-monetary transactions in connection with our patent licensing arrangements. Management must use estimates and judgments when considering the fair value of the technology rights acquired and the patent licenses granted under these arrangements. When available, the fair value of the non-monetary transaction is based on vendor-specific objective evidence of fair value of each significant element of the patent license agreement. Otherwise, management uses other methods of estimating fair value, such as current pricing information within the Company. Therefore, the fair value of the technology right(s) acquired from the licensee is typically based on the fair value of the patent license and other consideration we exchange with the licensee.

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of products under our current policies, chargebacks, wholesaler service fees, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for wholesaler service fees are based on a certain percentage of sales per wholesaler contract terms. Estimates for product returns, including new products, are based on an on-going analysis of industry and historical return patterns. Our current estimates include monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us in monitoring channel inventory levels, the purchase of third-party data to monitor prescriptions as well as, for new products, a review of our products we have sold through the same or similar channels. In addition, our estimates are based on the historical chargeback data we receive from wholesalers and the applicable customer chargeback rates, returns and rebate thresholds we have from Wyeth and Centocor with respect to Cardene IV and Retavase, respectively. Further, we monitor the activities and clinical trials of our key competitors to assess the potential impact on our future sales and return expectations.

If conditions or other circumstances change for any of the markets served by our drugs, we may take actions to revise our product return estimates or we may offer additional customer incentives. These revisions could result in an incremental reduction of future revenue at the time the return estimate is changed or new incentives are offered. Account receivable allowances for chargebacks, returns and rebates require substantial judgment. Actual results may differ from our estimates and could impact our earnings in any period in which an adjustment is made.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is based on our analysis of several factors, including contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

Clinical Trial Expenses

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential drugs. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, direct expenses related to each patient enrolled in a clinical trial are recognized on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from contract research organizations (CROs), such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirm directly with the CRO. Our estimates and assumptions could differ significantly from the amounts that actually may be incurred.

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

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. We did not record any impairment charge during the first quarter of 2006 or 2005.

Stock-Based Compensation

Effective January 1, 2006, we account for employee stock-based compensation in accordance with SFAS No. 123, “Share Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R). Upon adopting SFAS 123(R), we changed from the multiple-option approach to the single-option approach to value options granted effective January 1, 2006 and amortize the fair value of these awards under the straight-line attribution. We believe that the single-option approach with straight-line attribution better reflects the level of service to be provided over the vesting period of our awards. We continue to expense the unvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution.

Under the provisions of SFAS 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Expected volatility is based on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. Accordingly, in the first quarter of 2006, we recognized employee stock-based compensation related to SFAS 123(R) of $6.0 million as part of our operating expenses, with an allocation of $3.4 million to R&D expense and $2.6 million to SG&A expense. We did not recognize any related tax benefit and we did not capitalize any employee stock-based compensation costs in inventory as a component of cost of product sales during the first quarter of 2006 as the amount was immaterial. Substantially all of the products sold in the first quarter of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs; therefore, we did not record any employee stock-based compensation expense as a component of cost of product sales in the first quarter of 2006. We will analyze the impact of capitalizing employee stock-based compensation costs in inventory and recognize the related expenses in cost of product sales in the future periods.

Total unrecognized compensation cost related to nonvested stock options and restricted stock outstanding as of March 31, 2006 was $27.0 million and $1.8 million, respectively, and is expected to be recognized over a weighted average period of 2.6 years and 3.3 years, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized under FAS 123(R) during the three months ended March 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenues

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change
Product sales, net	$36,795	$948	*
Royalties	43,970	33,164	33%
License, collaboration and other	9,695	4,703	106%

Total revenues	$90,460	$38,815	133%

*	Calculation not meaningful

Product sales, net

In the first quarter of 2006, total net product sales from our marketed products were $36.8 million, of which Cardene IV, IV Busulfex and Retavase totaled $35.7 million, or approximately 97%. Total net product sales for the first quarter of 2005 were minimal, as we did not have product sales until March 23, 2005, when we acquired six marketed products in connection with our acquisition of ESP Pharma. Product sales recognized for the period March 24 through March 31, 2005 were from these six products, the majority of which related to Cardene IV and IV Busulfex. Affecting our net product sales in the first quarter of 2006 were price increases for Cardene IV and IV Busulfex that were effective in January 2006. We did not increase prices for Retavase in the first quarter of 2006 and a more competitive market for thrombolytics may impact our ability to obtain price increases in the future for this product. We expect sales of our currently marketed products generally will continue to increase as a whole as we continue to actively market them.

Royalties

The increase in royalty revenues to $44.0 million during the three months ended March 31, 2006 from $33.2 million during the same period in 2005 was due primarily to higher reported product sales of Avastin and Herceptin, which are marketed by Genentech, and, to a lesser extent, Synagis, which is marketed by MedImmune. Royalty payments from sales of Genentech’s products accounted for 65% of total royalty revenues during the three months ended March 31, 2006, up from 55% in the comparable period of 2005.

Royalty payments from sales of Herceptin, Synagis and Avastin accounted for 34%, 32% and 24% of our royalty revenues for the three months ended March 31, 2006 as compared to 31%, 39% and 17% in the comparable period in 2005, respectively.

We expect that, with the exception of Zenapax royalties from Roche and Tysabri royalties from Elan, we generally will continue to experience royalty revenue growth based on the assumed continued growth in product sales underlying our royalty revenues. As per the terms of our Second Amended and Restated Worldwide Agreement with Roche, Roche will pay us royalties at a reduced rate only once Zenapax product sales have reached a certain threshold and we expect to receive minimal to no royalty revenue from Roche’s sale of Zenapax going forward. In addition, because Elan ceased the sale of Tysabri and the return of Tysabri to the market, if ever, remains uncertain, we do not expect to receive any royalty revenue from Elan for the sale of Tysabri in the foreseeable future. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License and Other

License and other revenues recognized during the first three months of 2006 and 2005 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements.

License, collaboration and other revenues increased 106% to $9.7 million in the first quarter of 2006 from $4.7 million in the corresponding quarter of 2005 primarily due to revenue recognized from our collaboration with Biogen Idec, which was entered into in August 2005.

Costs and Expenses

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change
Cost of product sales	$22,959	$1,137	*
Research and development	61,771	35,261	75%
Selling, general and administrative	32,159	7,666	320%
Acquired in-process research and development	—	79,417	(100)%
Other acquisition-related charges	366	—	*

Total costs and expenses	$117,255	$123,481	(5)%

*	Calculation not meaningful

Cost of Product Sales

Cost of product sales (COS) relates to our marketed products and consists primarily of cost of goods sold, royalty expenses and amortization of product rights on the products acquired from ESP Pharma and from Retavase, which was re-launched under our label beginning April 2005. COS increased significantly in the three months ended March 31, 2006 as compared to the same period in the prior year because we did not have any product sales or COS until March 23, 2005, when we completed the ESP Pharma acquisition. COS of $23.0 million and $1.1 million as a percentage of product sales was 62% and 120% for the three months ended March 31, 2006 and 2005, respectively. Amortization of product rights, related to the acquisition of our marketed products, was 46% and 93% of COS for the three months ended March 31, 2006 and 2005, respectively. For the full year 2006, due principally to the amortization of product rights for our marketed products, we continue to expect COS to be in the range of approximately 45% to 48% of product sales, and we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues.

Research and Development

Research and development costs consist primarily of costs of personnel to support our research and development activities, milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs. Beginning with the first quarter of 2006, research and development costs also include stock-based compensation expense of $3.4 million accounted for under SFAS 123(R) as a component of personnel related costs. The $26.5 million increase in research and development costs in the first quarter of 2006 compared to the corresponding quarter of 2005 was primarily due to increases in personnel related costs of $8.2 million, clinical development expenses for our major research and development projects of $7.0 million, facility-related costs of $4.1 million, outside services costs of $3.6 million, information technology-related costs of $2.6 million, and research and development licensing costs of $1.1 million.

We expect our research and development expenses to continue to increase as we advance our product candidates into later stages of development and add new product candidates, and such expenses may change unexpectedly due to changes in trial design, cancellation of projects, or initiation or in-licensing of new programs.

The table below summarizes the stage of development for each of our products in clinical development, including the research and development expenses recognized in connection with each product.

Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Three Months Ended March 31,
					2006	2005
					(in thousands)
Current Product Candidates
Daclizumab					$12,036	$7,402
	Healthy Volunteer SC	Phase 1	Roche	2006
	Asthma IV	Phase 2a	Roche	Completed
	Multiple Sclerosis Combination	Phase 2	Biogen Idec	2007
Ularitide (1)					3,599	N/A
	Acute Decompensated Heart Failure	Phase 2	CardioPep Pharma	Completed
Terlipressin (2)					782	N/A
	Type 1 Hepatorenal Syndrome	Phase 3	Orphan Therapeutics	2006
HuZAF					914	859
	Crohn’s Disease	Phase 2	—	Completed
	Rheumatoid Arthritis	Phase 2	Biogen Idec	2006
Nuvion					9,813	6,731
	IV steroid-refractory ulcerative colitis	Phase 2/3	—	2007
	Crohn’s Disease	Phase 2	—	2006
M200					5,344	3,826
	Solid tumors	Phase 2	Biogen Idec	2006
Other (3)			—		29,283	16,443

Total Research and Development Expenses					61,771	$35,261

(1)	We assumed development responsibility in Q1 2005. The Phase 2 study was completed by CardioPep in Europe. We have worldwide development and commercialization rights to this product.
(2)	Orphan Therapeutics has development responsibility for this molecule; we have exclusive marketing rights in the U.S. and Canada.
(3)	No other clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented. Also includes expenses for terminated and out-licensed product candidates.

The information in the column labeled “Estimated Completion of Phase” is our current estimate of the timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. The clinical development portion of these programs may span as many as seven to 10 years and any further estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly,” “We are subject to extensive government regulation, which requires us to invest significant resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products,” “Our clinical trial strategy may increase the risk of clinical trial difficulties,” “If we do not attract and retain key employees, our business could be impaired,” and “We may be unable to obtain or maintain regulatory approval for our products and the marketing and sale of our products could result in violations of law or regulations” sections of our Risk Factors.

Selling, General and Administrative Expenses

Selling, general and administrative costs generally consist of costs of personnel, professional services, consulting and other expenses related to our selling and administrative functions and an allocation of facility costs. Beginning with the first quarter of 2006, selling, general and administrative costs also include stock-based compensation expense of $2.6 million accounted for under SFAS 123(R) as a component of personnel related costs. Selling, general and administrative expenses for the three months ended March 31, 2006 increased 320% to $32.2 million from $7.7 million during the comparable period in 2005. This increase was primarily due to increases in personnel-related expenses of $17.7 million, outside services of $8.4 million and facility-related expenses of $1.6 million. These increases were partially offset by decreases in information technology-related costs allocated out to research and development expenses of $2.6 million. The majority of the increase in personnel-related expenses was attributable to the addition of the sales, sales management, operations and marketing teams, located in our New Jersey offices, in connection with our acquisition of ESP Pharma on March 23, 2005.

We expect that selling, general and administrative expenses will continue to increase slightly for the remainder of 2006 as we operate our expanded sales force and support staff and initiate or continue promotional programs for our products.

Acquired In-Process Research and Development

In connection with our acquisitions of ESP Pharma in March 2005 and Eos Biotechnology, Inc. (Eos) in April 2003, we recorded charges for acquired in-process research and development of $79.4 million in March 2005 and $37.8 million in April 2003 due to incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the respective acquisition dates.

In addition, during the fourth quarter of 2003, we recorded a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell daclizumab (Zenapax) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.

There have been no significant changes to the in-process projects since December 31, 2005. Since the earliest acquisition date, we have incurred an additional $75.5 million in research and development expenditures related to completing the in-process projects.

Interest and Other Income, Net and Interest Expense

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change
Interest and other income, net	$3,330	$2,935	13%
Interest expense	(2,650)	(2,142)	24%

Total interest and other income, net and interest expense	$680	$793	(14)%

Interest income for the three months ended March 31, 2006 increased from the comparable period in 2005 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates and higher invested balances.

Interest expense for the three months ended March 31, 2006 increased from the comparable period in 2005 as a result of both our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes) being outstanding during the entire first quarter of 2006, compared to the 2005 Notes being outstanding only for half of the first quarter of 2005 as the 2005 Notes was issued in mid-February 2005.

Income Taxes

We recorded tax provisions of approximately $115,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively. Taxes during the three months ended March 31, 2006 were primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations reduced by a state tax benefit from the current net loss for those state for which we are in a deferred tax liability position. Taxes during the three months ended March 31, 2005 were primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenue, license and other revenue under agreements with third parties, interest income on invested capital and, more recently, product sales. At March 31, 2006, we had cash, cash equivalents, marketable securities and restricted investments in the aggregate of $346.1 million, compared to $333.9 million at December 31, 2005.

Net cash provided by operating activities for the three months ended March 31, 2006 was approximately $2.3 million, compared to net cash used in operating activities of $8.6 million in the corresponding period in 2005. The $2.3 million net cash provided by operating activities in the first three months of 2006 was primarily attributable to our product sales and revenues from royalties, which were offset partially by the increase in spending for advancing clinical programs and our expansion into sales and marketing activities.

Net cash used in investing activities was $77.2 million for the three months ended March 31, 2006, compared to $311.4 million in the comparable period in 2005. The $77.2 million net cash used for investing activities in the first three months of 2006 was attributable to $98.9 million in purchases of marketable securities and $9.4 million in capital expenditures, which were partially offset by $28.3 million in maturities of our marketable and restricted securities and $2.8 million from the sale of intangible assets.

Net cash provided by financing activities for the three months ended March 31, 2006 was $15.7 million, compared to $243.7 million in the comparable period in 2005. The $15.7 million net cash provided by financing activities in the first three months of 2006 was due to the issuance of our common stock of $15.8 million, partially offset by payments on other long-term obligations of $0.1 million.

We estimate that our existing capital resources will be sufficient to fund our operations through 2006 and the foreseeable future. Our future capital requirements will depend on numerous factors, including, among others, continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Avastin, Herceptin, Synagis, Xolair, Raptiva, and Mylotarg; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our manufacturing facilities; significant resources we will need to expend to update or modify our manufacturing facilities as new products are introduced or manufacturing processes are revised; significant resources we will need to expend in the long term to refurbish or replace our manufacturing facilities due to obsolescence; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to us of existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

There have been no material changes to our contractual obligations since December 31, 2005 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In general, our expenses have exceeded revenues. As of March 31, 2006, we had an accumulated deficit of approximately $466.3 million. We expect our expenses to increase primarily because of the extensive resource commitments required to achieve regulatory approval and commercial success for our portfolio of existing products and potential products. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may not achieve sustained positive cash flow from operations that we have currently projected. We may also incur acquisition-related charges to our ESP or Retavase transactions, which would adversely affect our operating results. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

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

If we do not effectively manage the life cycle of our product portfolio, our results of operations will suffer.

In the quarter ended March 31, 2006, sales of Cardene IV, IV Busulfex and Retavase accounted for 97% of total product sales and 39% of total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents which we own or hold licenses to that cover Cardene IV, IV Busulfex and Retavase will expire between 2009 and 2015. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

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

We have not manufactured any of the acquired ESP Pharma products and have only recently become familiar with the manufacturing process for these products. We assumed from ESP Pharma long-term agreements with various third parties to supply the products under our label. If there are supply problems with the third-party manufacturers, in particular with respect to Cardene IV and Retavase, there may not be sufficient supplies of Cardene IV or Retavase to meet commercial demand, in which case our future results could suffer. In addition, we rely upon third parties for the supply of ularitide and terlipressin for clinical trials, and in the case of terlipressin, supply is managed by our partner, Orphan Therapeutics. The manufacturing of terlipressin is complex and time consuming. If there are supply problems with the third-party manufacturers, or if Orphan Therapeutics is not successful in managing the suppliers for terlipressin, our clinical trials or the potential commercialization of these products could be substantially delayed and our financial results would be adversely affected.

In addition, our reliance on a third-party manufacturer entails risks, including reliance on the third party for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements, the possible breach of the manufacturing agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient to us. Failure of the third-party manufacturers or us to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Achieving future profitability or revenue growth will depend in significant part upon the continuing success of our product Retavase and the products we acquired in our acquisition of ESP Pharma.

We have incurred losses since inception. In order for us to achieve future profitability, we will need to achieve continued growth from Cardene IV, Retavase and IV Busulfex as well as continued growth in royalties from products licensed under our intellectual property rights.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended March 31, 2006, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 89% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of March 31, 2006, these three U.S. wholesalers represented approximately 93% of our outstanding accounts receivable. We recently had significant adjustments to returns of off-patent branded products acquired in our acquisition of ESP Pharma. These adjustments were due primarily to unexpected returns from wholesalers. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore have affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand. Nevertheless, in the absence of a written agreement with a wholesaler or distribution partner, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of product return policy, we do not believe that we will experience the same level of returns for products sold subsequent to the acquisition date and we have established reserves based on these expectations. If returns exceed our expectations, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At March 31, 2006, we had approximately $507.2 million of outstanding long-term debt, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes). In addition to the 2005 Notes, approximately $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including:

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

In March 2005, we completed our acquisition of ESP Pharma, a privately owned company. Achieving the benefits of the merger will depend in substantial part on the successful integration of the two companies’ operations and personnel. Prior to the merger, PDL and ESP Pharma operated independently, each with its own operations, corporate culture, locations, employees and systems. We are now operating as a combined organization and are utilizing common business, information and communication systems, operating procedures, financial controls, compensation practices, training and professional development programs. However, additional activities in many areas are required to achieve full integration and we will continue to face significant challenges in integrating the organizations and operations in a timely and efficient manner. Some of the challenges and difficulties involved in this integration include:

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

We cannot assure you that our customers will continue their current buying patterns. Any delay or deferral in purchasing decisions by such customers due to our marketing and sales efforts could have a material adverse effect on the business or operating results. In addition, as part of the integration of ESP Pharma, we have changed certain trade practices and more effectively enforced trade policies to be more consistent with what we believe to be industry standards and the natural demand for our products. This has resulted in adjustments to product sales allowances and declining or holding orders to align selling patterns with our estimate of the end user demand for our products.

As a result of the ESP Pharma merger, the combined company is a larger and more geographically diverse organization, and if the combined company’s management is unable to manage the combined organization efficiently, its operating results will suffer.

As a result of the merger with ESP Pharma, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse and substantially larger combined organization and the inability to retain or replace key employees could have a material adverse effect on the operating results of the combined company and, as a result, on the market price of our common stock.

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

Our collaboration arrangements with Roche and with Biogen Idec are particularly important to us. Effective in September 2005, Biogen Idec and we entered into a long-term agreement under which Biogen Idec became our partner on three of our most advanced antibody clinical programs, M200 and HuZAF in all indications and daclizumab in certain indications including MS. In October 2005, we expanded our existing relationship with Roche and our collaboration now includes the co-development and commercialization of daclizumab for asthma and for organ transplant patients on longer-term maintenance therapy (transplant maintenance). These collaboration agreements provide for the development, manufacture and potential commercialization of products. PDL and each of our partners assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Roche and by Biogen Idec, respectively, of their obligations under the agreements. The failure of these partners to perform their obligations, our failure to perform our obligations under either agreement, our failure to effectively manage the relationship, or a material contractual dispute between us and either Biogen Idec or Roche would have a material adverse effect on our prospects or financial results. Moreover, our financial results are dependent in substantial part upon on our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaborations, and particularly our collaboration with Biogen Idec, will vary depending on the work performed by us and our partners in any particular reporting period.

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

In 2005, we moved several key finance controls at ESP Pharma under our corporate process at PDL. As a result, we were permitted and elected to exclude certain of the ESP Pharma operations from the Section 404 compliance requirements for the year ended December 31, 2005. However, there can be no assurance that we will successfully and timely report on the effectiveness of our internal control over financial reporting as of the end of 2006. The Section 404 compliance process has resulted, and will continue to result, in increased expenses and the devotion of significant management resources. For example, during our review of the results of operation for the quarter ended September 30, 2005, we identified a material weakness in the operations of our internal control over financial reporting as defined in Public Company Accounting Oversight Board Standard No. 2 related to the failure of an existing internal control to operate effectively. Specifically, with respect to the third quarter of 2005, we did not complete an impairment review with regard to the net carrying value of certain of the intangible assets and inventory acquired in the business combination with ESP Pharma. During the third quarter of 2005, we decided to sell four generic products acquired from ESP Pharma and in September of that quarter, there was an indication of impairment as the proceeds likely to be received in such as sale would be materially less than the net carrying value of the related intangible assets and inventory as of September 30, 2005. We remediated this material weakness through the addition of staff and consulting resources during the fourth quarter of 2005.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to market and sell recently acquired products;

•	the response of wholesalers at announced or anticipated price changes for our products;

•	uncertainty resulting from the purchase practices of wholesalers and inventory levels at wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the timing of royalty reports;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for federal and state taxes that may impact our reported net income in any particular quarter; and

•	the effect of new accounting pronouncements or interpretations of existing guidance, in particular as they may affect the accounting treatment of reimbursement of research and development expenses under collaborative arrangements.

We receive a significant portion of our royalty revenues from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue to contribute to fluctuation of our revenues from quarter to quarter.

License and other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing agreements with third-party business partners. In addition, based on current accounting principles and guidance, we currently recognize reimbursement of expenses under our existing collaborative arrangements as revenue at the time the work is performed under the collaboration. In the event that there is a change in the accounting principles or guidance that would result in a “netting” of revenues and expenses during the period in which the work is performed, our revenues would be reduced and netted with related expenses, although our net loss would not change. Nevertheless, a change to this effect would likely reduce our reported rate of growth in licensed and other and total revenues from historical periods due to this change in accounting. The recognition of license and other revenue that we otherwise would defer and recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our revenue during that period to be higher than it otherwise would have been had the circumstances not occurred. For example, if a licensee of ours terminates a development program for which we received an upfront non-refundable fee that required our ongoing performance, the recognition of the revenue would be accelerated and recognized in the period in which the termination occurred. In addition, revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing and the unpredictable nature of clinical trial and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses and which are recorded under our policy during the quarter in which such expenses are reported to us or to our partners and agreed to by us or our partners. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

In addition, our expenses or other operating results may fluctuate due to the accounting treatment of securities we own or may purchase or securities we have issued or may issue. For example, we began recognizing expense for stock-based awards exchanged for employee services in the first quarter of 2006 under SFAS 123(R) and, as a result, our expenses are significantly higher than prior to the adoption of SFAS 123(R). In addition, we hold a $30.0 million five-year convertible note receivable we purchased from Exelixis, Inc. (Exelixis) that matures in May 2006. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings could require us to report the change in the value of the Exelixis stock in our financial statements such that changes in the Exelixis stock price contribute to fluctuations of our operating results from quarter to quarter.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European antibody humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place on July 10, 2006 through July 13, 2006. Due to a schedule conflict, we have requested that the oral proceeding take place later in 2006. We are awaiting response from the European Patent Office to our request. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our second European patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents and, if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related United States and Japanese patents.

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

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, we have been successful in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to be successful in our licensing efforts in the future. In the past we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody product was covered under our humanization patents. Although we have reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

Celltech Therapeutics Limited (Celltech), which has been acquired by UCB Group, for example, has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal recently rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. At an oral hearing in January 2005, the Opposition Division decided to revoke this patent. Celltech has filed an appeal. We cannot predict whether Celltech’s appeal will be successful, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents, which rights may be exercised under the agreement through December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

Completion of clinical trials may take several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity, proprietary and intended use of the product candidate and is difficult to predict. Further, we, the FDA, European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive FDA regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis and our partner Orphan Therapeutics has received fast track designation from the FDA for terlipressin for Hepatorenal Syndrome, Type 1, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion or terlipressin will receive regulatory approval for the treatment of intravenous steroid-refractory ulcerative colitis.

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

We may be unable to enroll a sufficient number of patients in a timely manner in order to complete our clinical trials.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies, that are marketed by the licensees or others. In February 2005, Biogen Idec and Elan announced that they had voluntarily suspended supplying, marketing and selling Tysabri, a drug approved to treat MS and which is licensed under our humanization patents. Financial analyst and investor expectations, as well as our own financial plans beginning in 2005, included potential royalties from the sale of Tysabri. Although data in support of the product has been resubmitted for FDA approval, there can be no assurance that Tysabri will be returned to the market, the timing of such return, if ever, or that even if subsequently marketed and sold, the product will result in our receiving any significant royalties from the sales of Tysabri.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We have been successful in hiring and retaining key personnel in the past; however, we face significant competition for experienced, management level personnel. For example, our former CFO resigned in October 2005, and our current CFO just joined us in April 2006. If other positions in finance remain or become vacant, our ability to operate effectively, including our ability to report on and attest to, the effectiveness of our internal control over financial reporting, could be adversely affected.

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

Moreover, as we implement validation of our Brooklyn Park, Minnesota manufacturing facility, we are implementing an enterprise resource management software platform to support our operations, including operations at our new manufacturing facility. These efforts will involve substantial costs and resource commitments. Any construction, validation, or other delays could impair our ability to obtain necessary regulatory approvals and to produce adequate commercial supplies of our potential products on a timely basis. Failure to do so could delay commercialization of some of our products and could impair our competitive position.

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

With respect to our M200 antibody product, ICOS has manufactured all of the drug material contemplated for use in our current Phase 2 clinical studies. Biogen Idec and we will need to demonstrate that the M200 drug material produced will be sufficiently bioequivalent to the ICOS-produced drug material to use in future clinical studies in order to avoid delays in development or regulatory approval for this antibody product.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2006 to May 3, 2006, our common stock closed as high as $32.80 per share and as low as $21.10 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

•	developments or disputes as to patent or other proprietary rights;

•	disappointing sales of our marketed products;

•	approval or introduction of competing products and technologies;

•	disappointing sales of products from which we receive royalties;

•	withdrawal from the market of an approved product from which we receive royalties;

•	results of clinical trials;

•	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

•	changes in reimbursement policies;

•	delays in manufacturing or clinical trial plans;

•	fluctuations in our operating results;

•	disputes or disagreements with collaborative partners;

•	developments in our relationships with customers;

•	market reaction to announcements by other biotechnology or pharmaceutical companies, including market reaction to various announcements regarding products licensed under our technology;

•	announcements of technological innovations or new commercial therapeutic products by us or our competitors;

•	initiation, termination or modification of agreements with our collaborative partners;

•	loss of key personnel;

•	litigation or the threat of litigation;

•	public concern as to the safety of drugs developed by us;

•	sales of our common stock held by collaborative partners or insiders;

•	comments and expectations of results made by securities analysts; and

•	general market conditions.

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

Future changes in financial accounting standards, including changes in accounting for stock options, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. For example, the compensation expense reported under SFAS 123(R) has had, and will continue to have, a significant adverse effect on our reported financial condition beginning in 2006 and may impact the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure has resulted in additional expenses, and the expenses have been, and may in the future be unpredictable, and adversely affect our results. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations or guidance and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, our acquisition of Retavase and our acquisition of certain rights with respect to daclizumab using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions. Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of acquired intangible assets becomes impaired in the future, as experienced with the review for impairment of the off-patent branded products in the third quarter of 2005, we may be required to incur material charges relating to the impairment of such assets, and possibly goodwill as well. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of our common stock.

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

For the year ended December 31, 2004, approximately 34% of the ESP Pharma net product sales resulted from the sale of the off-patent products Tenex, Sectral, Ismo and Declomycin. These products historically accounted for a majority of the cash flow from operations of ESP Pharma. We do not consider these products as strategic assets and made the decision to sell the related intangible assets and inventory for these products in the third quarter of 2005. The related intangible assets and inventory were classified as held for sale since September 30, 2005. Because the estimated fair market value of the related intangible assets was lower than the carrying value, an impairment loss of approximately $15.2 million was recognized in the third quarter 2005 and an additional $0.3 million impairment loss was recognized in the fourth quarter of 2005 (see Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). We completed the sale of Declomycin in February 2006, and the remaining three off-patent branded products in March 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We hold a $30.0 million five-year convertible note receivable we purchased from Exelixis in May 2001. Accounting rules require the conversion feature of some convertible notes to be separated from the debt agreement in which the conversion feature is contained and accounted for as a derivative instrument, and therefore reflected in the note purchaser’s financial statements based upon the fair market value of the stock into which the note is convertible. Due in part to the number of shares into which this note receivable would currently convert and the average daily trading volume of Exelixis stock, the Exelixis note is not currently considered a derivative instrument and, therefore, changes in the market value of Exelixis stock are not required to be recorded in our financial statements. However, a significant increase in the average daily trading volume of Exelixis stock, or new accounting pronouncements or regulatory rulings, could require us to report the value of the Exelixis stock in our financial statements. Such a requirement could cause changes in the Exelixis stock price to contribute to fluctuation of our operating results from quarter to quarter. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of March 31, 2006, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the three months ended March 31, 2006 and 2005, there was no material foreign currency exchange impact on our Condensed Consolidated Statements of Operations from our intercompany transactions. As of March 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer (who joined us in early April 2006) and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the period ended December 31, 2005. No significant changes in the status of disclosed items have occurred since December 31, 2005.

ITEM 1A. RISK FACTORS

Other than with respect to the new risk factor set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

If we do not effectively manage the life cycle of our product portfolio, our results of operations will suffer.

In the quarter ended March 31, 2006, sales of Cardene IV, IV Busulfex and Retavase accounted for 97% of total product sales and 39% of total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents which we own or hold licenses to that cover Cardene IV, IV Busulfex and Retavase will expire between 2009 and 2015. As we seek to enhance the usefulness and value of our products, we are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

ITEM 6.	EXHIBITS

10.1	Offer letter between the Company and Mr. Andrew L. Guggenhime dated February 3, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

Dated: May 9, 2006

PDL BIOPHARMA, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ George Jue
George Jue
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)