Form 10-Q
period 2006-06-30
PDL BIOPHARMA, INC.
filed 2006-08-09
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19756

PDL BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3023969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34801 Campus Drive

Fremont, CA 94555

(Address of principal executive offices and Zip Code)

(510) 574-1400

(Registrant’s telephone number, including area code)

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

As of August 3, 2006, there were 114,853,946 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

PDL BioPharma, the PDL logo and HuZAF™ are considered trademarks and Retavase®, Busulfex® and Nuvion® are registered trademarks of PDL BioPharma, Inc. Cardene® is a registered trademark of Hoffmann-La Roche (Roche). All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$39,039	$38,552	$76,586	$39,500
Royalties	54,021	37,528	97,991	70,692
License, collaboration and other	11,264	4,888	20,959	9,591

Total revenues	104,324	80,968	195,536	119,783

Costs and expenses:
Cost of product sales	21,482	20,135	44,441	21,272
Research and development	62,612	40,339	124,383	75,600
Selling, general and administrative	25,336	19,806	57,495	27,472
Acquired in-process research and development	—	—	—	79,417
Other acquisition-related charges	2,177	3,207	3,295	3,207
Asset impairment charge	900	—	900	—

Total costs and expenses	112,507	83,487	230,514	206,968

Operating loss	(8,183)	(2,519)	(34,978)	(87,185)
Interest and other income, net	4,064	1,873	7,394	4,808
Interest expense	(3,122)	(2,709)	(5,772)	(4,851)

Loss before income taxes	(7,241)	(3,355)	(33,356)	(87,228)
Income tax expense	118	65	233	87

Net loss	$(7,359)	$(3,420)	$(33,589)	$(87,315)

Net loss per basic and diluted share	$(0.06)	$(0.03)	$(0.30)	$(0.87)

Shares used in computation of net loss per basic and diluted share	113,539	103,705	113,006	100,230

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$205,754	$183,377
Marketable securities, including $3.4 million and $6.8 million of restricted investments at June 30, 2006 and December 31, 2005, respectively	198,861	101,617
Accounts receivable, net of allowances of $14.6 million and $12.8 million at June 30, 2006 and December 31, 2005, respectively	19,869	19,116
Inventories	19,728	17,728
Deferred tax assets	4,778	9,244
Prepaid and other current assets	9,056	18,272
Short-term note receivable	—	30,000

Total current assets	458,046	379,354
Long-term marketable securities	9,728	48,928
Land, property and equipment, net	266,798	266,053
Goodwill	70,319	57,783
Other intangible assets, net	363,263	397,266
Other assets	12,268	13,770

Total assets	$1,180,422	$1,163,154

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,646	$2,728
Accrued compensation	13,913	16,401
Royalties payable	5,400	3,295
Other accrued liabilities	32,393	37,662
Deferred revenue	12,040	11,290
Current portion of other long-term debt	647	676

Total current liabilities	72,039	72,052
Convertible notes	499,998	499,998
Deferred tax liabilities	5,111	—
Long-term deferred revenue	57,847	57,743
Other long-term debt	7,209	7,296

Total liabilities	642,204	637,089
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 113,891 and 112,062 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,139	1,121
Additional paid-in capital	1,012,078	969,118
Deferred stock-based compensation	—	(1,998)
Accumulated deficit	(473,698)	(440,109)
Accumulated other comprehensive loss	(1,301)	(2,067)

Total stockholders’ equity	538,218	526,065

Total liabilities and stockholders’ equity	$1,180,422	$1,163,154

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(33,589)	$(87,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	79,417
Asset impairment charge	900	—
Depreciation	16,132	7,207
Amortization of convertible notes offering costs	1,173	1,032
Amortization of intangible assets	22,103	14,113
Stock-based compensation expense	11,748	322
Excess stock option income tax benefit	203	—
Changes in assets and liabilities:
Accounts receivable, net	(753)	(19,451)
Interest receivable	(461)	322
Inventories	(1,973)	1,570
Other current assets	13,682	1,007
Other assets	328	163
Accounts payable	5,083	192
Accrued liabilities	2,598	54
Deferred tax liabilities	5,111	—
Deferred revenue	854	(1,057)

Total adjustments	76,728	84,891

Net cash provided by (used in) operating activities	43,139	(2,424)

Cash flows from investing activities:
Purchases of marketable securities	(179,696)	—
Maturities and sales of marketable securities	119,488	147,060
Maturities of restricted securities	3,391	3,438
Repayment of note receivable	30,000	—
Cash paid for ESP Pharma acquisition, net of cash acquired	—	(322,558)
Cash paid for Retavase acquisition	—	(110,000)
Sale of intangible assets	2,750	—
Purchase of land, property and equipment	(16,877)	(23,270)

Net cash used in investing activities	(40,944)	(305,330)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,298	11,587
Proceeds from issuance of convertible notes	—	241,831
Payments on other long-term obligations	(116)	(392)

Net cash provided by financing activities	20,182	253,026

Net increase (decrease) in cash and cash equivalents	22,377	(54,728)
Cash and cash equivalents at beginning of the period	183,377	91,395

Cash and cash equivalents at end the period	$205,754	$36,667

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We market and sell three products in the acute-care hospital setting in the United States and Canada and generate royalties and other revenue through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. Our product development pipeline includes several investigational compounds in Phase 2 or Phase 3 clinical development for severe or life-threatening diseases. Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases.

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees). In addition, as a result of the closing of our acquisition of ESP Pharma Holding Company, Inc. (ESP Pharma) on March 23, 2005, the results of operations of ESP Pharma from March 24, 2005 are included in our condensed consolidated financial statements (see Note 2).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions.

Revision to Previously Announced Second Quarter 2006 Results of Operations

During the preparation of our financial statements for the quarter ended June 30, 2006, and subsequent to our August 3, 2006 announcement of our financial results for the second quarter and the six months ended June 30, 2006 (the Earnings Announcement), we recorded an adjustment within our land, property and equipment account of approximately $9.1 million, which related to a reclassification from construction in progress to buildings and improvements for assets that we had placed into service during prior periods. In connection with this reclassification, during the second quarter of 2006, we also recorded $0.7 million of depreciation expense, representing the cumulative amount of depreciation that should have been recognized from the times at which these assets were placed in service, and $0.5 million of interest expense, representing the cumulative amount of interest expense that should have been recognized instead of capitalized in our construction in progress account for these assets. The reclassification of these assets, and the depreciation and interest expense amounts recognized in connection with the reclassification, were not reflected in the financial results presented in the Earnings Announcement. As compared to the financial information presented in the Earnings Announcement, these adjustments increased net loss by $1.2 million, or approximately $0.01 per basic and diluted share. The impact on the condensed consolidated balance sheet data was not material.

Reclassifications

Certain reclassifications of prior period amounts have been made in our Condensed Consolidated Balance Sheet to conform to the current period presentation. In addition, we reclassified certain prior period charges from contra-revenues to other acquisition-related charges for Retavase product returns that related to products sold by Centocor, Inc. prior to our acquisition of the rights to the product in March 2005. In the second quarter of 2006, we reclassified such amounts to be consistent with the accounting treatment for other similar charges incurred subsequent to our acquisition of ESP Pharma in March 2005 that were associated with pre-acquisition operations. The impact of the reclassification increased product sales, net, and other acquisition-related charges by approximately $1.1 million, $0.8 million and $0.5 million for the three-month periods ended June 30, 2006, March 31, 2006 and June 30, 2005, respectively.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. During the second quarter of 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we revised our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05.

Segment and Concentrations Disclosure

In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” we are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker (CODM) is comprised of our executive management with the oversight of our board of directors. Our CODM reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. Accordingly, we operate as one segment. Our facilities are located primarily within the United States.

The following table summarizes revenues from our customers and licensees who individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2006 and 2005 (as a percentage of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customers
Cardinal Health, Inc.	19%	20%	20%	13%
AmerisourceBergen Corp.	16%	13%	14%	10%
McKesson Corp.	13%	21%	13%	14%
Licensees
Genentech, Inc. (Genentech)	38%	24%	35%	32%
MedImmune	14%	19%	15%	24%

Other Acquisition-Related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and product sales returns of Retavase from sales made prior to our acquisition of the rights to Retavase in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to Retavase, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123, “Share Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. SFAS 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Consolidated Statements of Operations.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” An entity shall follow either the transition guidance for the additional paid-in capital (APIC) pool in paragraph 81 of Statement 123(R) or the alternative transition method described in the FASB Staff Position (FSP). Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123(R) for recognition purposes. The FSP provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The FSP includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon our adoption of SFAS 123(R). We are reviewing the two methods and will elect an appropriate method by the end of 2006.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to the Company.

Stock-Based Incentive Plans

We have four active stock-based incentive plans under which we may grant stock-based awards to our employees, officers, directors and consultants. The total number of shares authorized for issuance, issued upon exercise of options or as restricted stock which are no longer subject to forfeiture, subject to outstanding awards and available for grant under each of these plans as of June 30, 2006 is set forth in the table below:

Title of Plan	Total Authorized	Issued	Subject to Outstanding Awards		Available for Grant
1999 Stock Option Plan	9,568,694	2,090,336	3,781,564		3,696,794
1999 Nonstatutory Stock Option Plan	11,000,000	2,992,919	7,665,439		341,642
2002 Outside Directors Stock Option Plan	480,000	40,000	233,500		206,500
2005 Equity Incentive Plan	2,300,000	—	804,463	(1)	1,495,537
1991 Nonstatutory Stock Option Plan (2)	14,131,306	13,074,759	1,056,547	(3)	—

(1)	Includes 110,700 restricted shares of our common stock that had not vested and were subject to forfeiture as of June 30, 2006.
(2)	This plan expired in 2001 and we no longer may grant awards under this plan.
(3)	These shares of common stock are subject to options that were granted before the 1991 Nonstatutory Stock Option Plan expired. Of the shares subject to these options, all but 2,500 are vested. Shares subject to options that are cancelled or expire without being exercised will automatically be added to the number of shares of common stock authorized for issuance under our 1999 Stock Option Plan.

Stock options granted to employees under our plans in connection with the start of employment customarily vest over four years with 25% of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting with respect to one thirty-sixth of the remaining nonvested shares subject to the stock option monthly after the first anniversary. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vest with respect to one forty-eighth of the shares subject to the option each month after the grant date or such other vesting start date set by the company on the grant date. Each outstanding stock option granted prior to mid-July 2005 has a term of 10 years. Stock options granted after mid-July 2005 have a term of seven years.

Under our 2005 Equity Incentive Plan, we are authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. Under our 1999 Stock Option Plan, 1999 Nonstatutory Stock Option Plan and 2002 Outside Directors Stock Option Plan, we are only authorized to issue stock options.

Our 2002 Outside Directors Stock Option Plan provides for the automatic grant of stock options to outside directors upon appointment and annually after our annual meeting of stockholders. Stock options granted under our 2002 Outside Directors Stock Option Plan vest monthly over one year after the date of grant.

Employee Stock Purchase Plan

In addition to the stock-based incentive plans described above, we adopted the 1993 Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees who own less than 5% of our outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under our ESPP equals 85% of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower. Of the 2,400,000 shares authorized for issuance under our ESPP, as of June 30, 2006, 1,919,805 have been issued and 480,195 remain available for future issuance.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25 and related interpretations. Accordingly, we did not recognize compensation expense in our Condensed Consolidated Statements of Operations with respect to options awarded to our employees and directors with exercise prices greater than or equal to the fair value of the underlying common stock on the date of grant. However, we did recognize compensation expense in our Condensed Consolidated Statements of Operations with respect to the modification of certain employee stock option awards and the issuance of restricted stock to certain employees.

The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” to our stock-based compensation plans prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the three and six months ended June 30, 2006 are not presented in the table below because stock-based compensation to employees and directors were accounted for under SFAS 123(R) during these periods and recognized in our Condensed Consolidated Statements of Operations.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(3,420)	$(87,315)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	144	144
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(4,867)	(8,792)

Pro forma net loss	$(8,143)	$(95,963)

Net loss per basic and diluted share:
As reported	$(0.03)	$(0.87)

Pro forma	$(0.08)	$(0.96)

Adoption of SFAS 123(R)

We calculated stock-based compensation expense recognized in the three and six months ended June 30, 2006 under SFAS 123(R) based on the number of awards ultimately expected to vest, net of estimated forfeitures. SFAS 123(R) requires us to estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that we recognize compensation expense in our consolidated financial statements for all awards granted to employees and directors after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R). Upon adopting SFAS 123(R), we changed from the multiple-option approach to the single-option approach to value stock-based awards with a measurement date on or subsequent to January 1, 2006. In addition, we are amortizing the fair value of these awards using the straight-line attribution method. We believe that the single-option approach with straight-line attribution better reflects the level of service to be provided over the vesting period of our awards. We continue to expense the nonvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution. In addition, in connection with the adoption of SFAS 123(R), we eliminated the remaining balance of the deferred stock-based compensation against APIC.

During the three months ended June 30, 2006, we capitalized stock-based compensation costs of $28,000 under SFAS 123(R) in inventory. Since substantially all of the products sold in the first six months of 2006 were manufactured prior to January 1, 2006 when we did not capitalize stock-based compensation expense in inventory, we did not recognize any stock-based compensation expense as a component of cost of product sales in the first six months of 2006. However, we will recognize the related expenses in cost of product sales in the period the related inventories are sold.

Stock-based compensation expense recognized under SFAS 123(R) for employees and directors was as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$3,232	$6,672
Selling, general and administrative	2,289	4,851

Total stock-based compensation expense	5,521	11,523
Tax benefit related to stock-based compensation expense	—	—

Net effect on net loss	$5,521	$11,523

Effect on net loss per basic and diluted share	$(0.05)	$(0.10)

Valuation Assumptions

The stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 and presented in the pro forma disclosure required under SFAS 123 for the three and six months ended June 30, 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted Average:
Expected term (in years)	4.0	2.9	4.1	2.8
Volatility	47%	61%	46%	64%
Risk-free interest rate	5.0%	3.7%	4.8%	3.6%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted Average:
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	39%	47%	39%	47%
Risk-free interest rate	4.3%	3.0%	4.3%	3.0%
Dividend yield	0%	0%	0%	0%

Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. Expected volatility is based on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our options at the time of grant. We have not issued any dividends and do not anticipate paying any cash dividends in the foreseeable future. We therefore have assumed a dividend yield of zero for purposes of these fair value estimations.

Stock Option Activity

A summary of our stock option activity since December 31, 2005 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	14,342,264	$17.89
Granted	895,296	25.65
Forfeited	(463,141)	17.15
Exercised	(1,284,585)	14.15
Expired	(59,021)	35.28

Outstanding as of June 30, 2006	13,430,813	$18.72	6.27	$39,360

Exercisable as of June 30, 2006	8,279,279	$18.07	5.57	$30,561

Additional information regarding our options granted and exercised for the three and six months ended June 30, 2006 and 2005 is set forth in the following tables:

	Options Granted
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value per share	$9.54	$7.46	$10.60	$7.38

	Options Exercised
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Cash received	$2,369	$8,047	$18,173	$10,151
Aggregate intrinsic value	$5,389	$15,156	$38,485	$19,542

Aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $18.41 and $20.21 on June 30, 2006 and 2005, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of June 30, 2006 was $31.7 million, excluding forfeitures, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock

A summary of our restricted stock activity since December 31, 2005 is presented below:

	Restricted Stock
	Number of shares	Weighted- average grant-date fair value
Nonvested at December 31, 2005	103,200	$21.88
Awards granted	7,500	$32.49
Awards vested	—
Awards canceled/expired/forfeited	—

Nonvested at June 30, 2006	110,700	$22.60

Total unrecognized compensation cost related to nonvested restricted stock outstanding as of June 30, 2006 was $2.0 million, which is expected to be recognized over a weighted-average period of 3.0 years. No shares of restricted stock vested during the three and six months ended June 30, 2006.

ESPP

The stock-based compensation expense in connection with our ESPP discussed above for the three and six months ended June 30, 2006 was $0.4 million and $0.8 million, respectively.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We will adopt the interpretation on January 1, 2007. We are in the process of determining the impact of the interpretation, if any, on our financial position and results of operations.

2. ESP Pharma Acquisition and Subsequent Sales of Off-Patent Branded Products

In March 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma. We acquired ESP Pharma consistent with our business strategy of becoming a commercial enterprise that derives the majority of its revenues from sales of proprietary products. The ESP Pharma acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). In addition to the issuance of 7,330,182 shares of PDL common stock and cash payment of $325.0 million to ESP Pharma stockholders, we deposited 2,523,588 shares of common stock into an escrow account to be held for a period of between six months and one year from the date of the close of the acquisition, pursuant to the terms of an Escrow Agreement entered into in connection with the Amended and Restated Agreement and Plan of Merger. We also incurred direct transaction costs of $5.4 million.

On the acquisition date in March 2005, we believed beyond a reasonable doubt that the 2,523,588 shares placed into escrow would ultimately be released to former ESP Pharma stockholders and, therefore, we included the value of such shares in the calculation of the purchase price on the acquisition date. However, during the second, third and fourth quarters of 2005, we incurred various costs and liabilities that related to ESP Pharma operations prior to our acquisition of the business. Specifically, we experienced a significant volume of product returns related to products sold by ESP Pharma prior to our acquisition of the business (pre-acquisition sales). During the fourth quarter of 2005, we determined that the value of these escrow shares should not have been included in the purchase consideration until the underlying contingencies were resolved and the shares were released from escrow in favor of the former ESP Pharma stockholders. As there was reasonable doubt that substantially all of the shares held in the escrow account ultimately would be released to the ESP Pharma stockholders at the end of this escrow period, we excluded the value for all these shares in the computation of the revised purchase price. This revision reduced the original recorded goodwill and stockholders’ equity by approximately $36.1 million at March 31, 2005. Additionally, we reached a settlement with the IRS regarding certain pre-acquisition tax issues of ESP Pharma for the 2003 tax period. Accordingly, we reduced the amount of purchase price originally allocated to goodwill by $0.2 million in the three months ended June 30, 2006.

In September 2005, we made a claim against 952 of the shares held in escrow based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger. This claim went uncontested and these 952 shares were removed from the escrow account and cancelled. Pursuant to the terms of the Escrow Agreement governing the escrow account, 1,260,842 shares were released from escrow to the ESP Pharma stockholders in September 2005. In connection with the release of these shares from escrow, we recorded an additional $35.3 million of goodwill, which represents the fair value of the shares released on the date of release.

During the fourth quarter of 2005 and the first quarter of 2006, prior to the first anniversary of the acquisition of ESP Pharma, we delivered several claims against a total of 911,059 of the shares of common stock held in escrow. These claims are based on ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger, primarily as a result of higher sales returns than allowable under the acquisition agreement and tax related items. The ESP Pharma stockholders disputed all of the claims we made. Pursuant to the terms of the Escrow Agreement, the 350,735 shares of common stock held in escrow against which we had not made a claim were released to the ESP Pharma stockholders in March 2006. In connection with the release of these shares, during the first quarter of 2006, we recorded an additional $11.2 million of goodwill. In April 2006, we resolved one of the disputed claims with the ESP Pharma stockholders and, as a result, 50,673 shares of common stock in escrow were released to the ESP Pharma stockholders. Accordingly, we recorded an additional $1.5 million of goodwill. We have not been able to resolve any of the remaining disputed claims since that time. In July 2006, we filed a demand for arbitration with Judicial Arbitration and Mediation Services to resolve the disputed claims against the remaining 860,386 shares of common stock in escrow. An arbitrator has not yet been chosen in this matter and no arbitration proceedings have been scheduled or occurred. We believe all current claims against these 860,386 shares are valid and we will vigorously assert our claims against these shares in the arbitration proceeding; however, we can not be certain of the outcome at this time.

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

The $339.2 million value assigned to the intangible assets relates to product rights for the six products – Cardene IV, IV Busulfex, Declomycin, Sectral, Tenex and Ismo – acquired by us. During 2005, we concluded that the carrying amount of the product rights for the off-patent branded products, consisting of Declomycin, Sectral, Tenex and Ismo, was impaired as the estimated fair value of these product rights was less than the net carrying value. Accordingly, we recorded an impairment charge in 2005 to reduce the carrying value of these product rights to the fair value. During 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). In addition, we wrote down inventory by $1.1 million related to the off-patent branded product inventory on hand as of December 31, 2005 based on its expected realizable amount. We completed the sale of these products in the first quarter of 2006. We are amortizing the value assigned to the remaining two products, Cardene IV and IV Busulfex, over 10 and 12 years, or a weighted-average period of 10.4 years, the estimated useful lives of these assets, respectively.

We entered into an agreement regarding the sale of rights to Declomycin with Glades Pharmaceuticals, LLC (Glades) in December 2005. During the first quarter of 2006, we paid $4.1 million to Wyeth and obtained the consent from Wyeth necessary to transfer all rights to Declomycin and our other three off-patent branded products. The transfer of rights to Declomycin to Glades for total cash proceeds of $8.3 million was completed in February 2006. We sold the rights to Sectral, Tenex and Ismo to Dr. Reddy’s Laboratories Limited for total cash proceeds of $2.7 million in March 2006. The total expense recognized related to these two transactions aggregated to $4.1 million and was recorded in selling, general and administrative expense in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2006.

As we did not identify any pre-acquisition contingencies on the acquisition date, under SFAS 141, charges incurred subsequent to our acquisition of ESP Pharma that are associated with pre-acquisition operations are included in the Condensed Consolidated Statements of Operations. Accordingly, we recognized other acquisition-related charges of approximately $0.4 million and $1.1 million during the first and second quarters of 2006, respectively. As such charges directly relate to ESP Pharma operations prior to our acquisition of the business, we recognized them as operating expenses rather than as a reduction to current period product sales.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP Pharma’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Status of Development	Value
			(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for type I hepatorenal syndrome (HRS)	Our third-party licensor, Orphan Therapeutics, LLC (Orphan Therapeutics) holds the IND and is conducting a Phase 3 trial in patients with type I HRS in the United States, from which we have received preliminary trial results data	$23,765
Ularitide	A synthetic form of the natriuretic peptide for the treatment of acute decompensated heart failure	A Phase 2 study has been completed, and we are preparing to launch future Phase 3 studies	55,652

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

3. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma acquisition, the assumed exercise of stock options and restricted stock using the treasury stock method and the assumed conversion of convertible notes using the if-converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of the common equivalent shares outstanding in the diluted net loss per share calculations, as their effect would have been anti-dilutive. The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the Condensed Consolidated Statements of Operations and excluded from the table presented in the Stock-Based Compensation section in Note 1 above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Stock options	13,371	11,112	13,660	11,300
Common stock in escrow	866	2,524	1,047	1,388
Restricted stock	111	—	107	—
Convertible notes	22,970	22,970	22,970	20,331

Total	37,318	36,606	37,784	33,019

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net loss	$(7,359)	$(3,420)	$(33,589)	$(87,315)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	501	815	765	(457)

Total comprehensive loss	$(6,858)	$(2,605)	$(32,824)	$(87,772)

5. Balance Sheet Details

Restricted Cash

Included in the balance of cash and cash equivalents as of June 30, 2006 is restricted cash of $0.2 million which represents letters of credit related to car leases for our sales force that expire in less than one year. No restricted cash was included in the balance of cash and cash equivalents as of December 31, 2005.

Short-Term Note Receivable

During the three months ended June 30, 2006, we received payment on the $30.0 million five-year convertible note receivable from Exelixis, Inc., which matured in May 2006.

Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw materials	$7,976	$6,249
Work-in-process	9,167	9,332
Finished goods	2,585	2,147

Total	$19,728	$17,728

Goodwill

The increase in goodwill from December 31, 2005 to June 30, 2006 was primarily attributable to the release of 0.4 million shares of common stock held in escrow in connection with the ESP Pharma acquisition. See Note 2 for further details.

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	June 30, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights	$405,500	$(53,762)	$351,738	$416,500	$(32,632)	$383,868
Assembled workforce	1,410	(1,410)	—	1,410	(1,410)	—
Core technology	16,053	(4,528)	11,525	16,053	(3,705)	12,348
Licensed research technology	—	—	—	1,500	(450)	1,050

Net intangible assets	$422,963	$(59,700)	$363,263	$435,463	$(38,197)	$397,266

In June 2006, we concluded that the carrying amount of our licensed research technology was impaired because we abandoned the related technology associated with our research projects. Accordingly, we recorded an impairment charge of $0.9 million, representing the unamortized balance prior to the impairment assessment, during the three months ended June 30, 2006.

Amortization expense for our intangible assets was recorded in cost of product sales, research and development expense and selling, general and administrative expense during the three and six months ended June 30, 2006 and 2005 as set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Cost of product sales	$105,565	$11,905	$21,130	$12,965
Research and development	487	487	974	1,136
Selling, general and administrative	—	—	—	14

Total amortization expense	$106,052	$12,392	$22,104	$14,115

The expected future amortization expense is as follows:

(in thousands)	Product Rights	Core Technology
For the year ending December 31,
2006 (remaining six months)	$21,128	$823
2007	42,258	1,647
2008	42,241	1,646
2009	41,485	1,647
2010	41,485	1,646
Thereafter	163,141	4,116

Total amortization expense	$351,738	$11,525

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Consulting and services	$10,586	$9,757
Off-patent branded product sale deposit and accruals	—	9,175
Accrued clinical and pre-clinical trial costs	10,226	6,287
Sales rebates	1,881	1,938
Accrued interest	4,454	4,454
Construction-in-process	206	1,694
Income taxes payable	2,268	2,829
Other	2,772	1,528

Total	$32,393	$37,662

6. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents. During each of the three and six months ended June 30, 2006 and 2005, we recognized net periodic benefit costs of approximately $0.1 million and $0.2 million, respectively. This expense includes service cost, interest cost and amortization of prior service cost.

7. Income Taxes

Taxes during the three and six months ended June 30, 2006 were primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position. Taxes during the three months and six months ended June 30, 2005 were primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee.

8. Subsequent Event

In July 2006, we entered into agreements to lease two buildings with a total of approximately 450,000 square feet of space located in Redwood City, California for 15 years, beginning January 2007 and ending December 2021, with the right to extend the lease term by up to 10 years. We plan to move our corporate headquarters from Fremont, California, to this facility in Redwood City, California, in the second half of 2007. In connection with the agreement, in July 2006, we purchased and pledged a $3.3 million letter of credit to serve as security for our performance under these lease agreements. Pursuant to the lease agreements, we have the right to take delivery of the two buildings in October 2006 and November 2006, respectively, at which time we will start recognizing rent expense.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We currently market and sell three products in the acute-care hospital setting in the United States and Canada and receive royalties and other revenue through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. We currently have several investigational compounds in Phase 2 or Phase 3 clinical development for severe or life-threatening diseases. We have entered into collaborations with other pharmaceutical or biotechnology companies for the joint development, manufacture and commercialization of certain of these compounds. Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases, with the aim of placing about one new candidate into clinical studies every 12 months.

Commercial Products

We market our three commercial products, Cardene IV, Retavase and IV Busulfex, through our hospital-focused sales force which focuses on the emergency cardiac, neurological and intensive care unit departments of hospitals. Our three commercial products are summarized below:

•	Cardene IV is the only branded, U.S.-approved pharmaceutical in its specific chemical category which is delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. The market for antihypertensives has experienced moderate growth in recent years and we expect that market to continue its growth rate into the foreseeable future. We have been able to increase Cardene’s market share in this growing market and expect to continue to increase our market share as we invest in promotional programs, however, we expect the pace of that growth ultimately to slow over time. We expect that our continued sales revenue growth through at least 2008 will be driven in large part by the growth of sales of Cardene. Our patent protection in the United States on Cardene IV expires in November 2009.

•

Retavase is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of the efficiency of heart muscle contraction following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. Although the thrombolytics market in which Retavase competes has been declining due to physicians’ increased use of emergency surgical procedures to treat AMI, we believe the rate of that contraction may have slowed or stopped and that the market will level off and possibly grow slightly in the foreseeable future. Although we lost market share in connection with the transition of the rights to Retavase after we acquired those rights from Centocor, Inc. (Centocor) in March 2005, we have begun to regain market share through focused sales and promotional efforts. We believe that opportunities may exist to continue to expand our market share and therefore grow sales modestly over the next several years. Our patent protection in the United States on Retavase expires in March 2014.

•	IV Busulfex, an intravenous formulation of busulfan, is a chemotherapeutic agent indicated for use in the United States in combination with cyclophosphamide as a conditioning regimen prior to bone marrow transplantation for chronic myelogenous leukemia (CML). IV Busulfex is our first global product and is sold outside the United States through our distributors. It was launched in Europe by Pierre Fabre Medicament S.A. (Pierre Fabre) and in several Asian countries by Kirin Brewery Company, Limited (Kirin). In July 2006, IV Busulfex was approved for use in Japan and we expect it will be launched in the fourth quarter of 2006. Both Pierre Fabre and Kirin are our exclusive distributors in their territories. Although we do not market IV Busulfex for uses other than its FDA-approved indicated use, we believe that IV Busulfex is primarily administered by physicians in the United States for uses other than the FDA-approved use. We expect near-term growth of this product to be generated primarily by international expansion. Our patent protection in the United States on IV Busulfex expires in May 2015 while regulatory extensions in the United States for IV Busulfex will expire in November 2015. Patent protection for IV Busulfex in the European Union (EU), Japan and certain other foreign countries will expire in August 2014.

Royalty, License and Collaboration Revenue

We have been issued patents in the United States, Europe and Japan, which we believe cover many humanized antibodies. Some of these patents also cover other aspects of our antibody technology platform. We have filed similar patent applications in other countries. Our U.S. humanization patents, known generally as the Queen, et. al. patents, expire in 2014.

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The eight humanized antibody products listed below are currently approved for use by the FDA and are licensed under our patents, all of which will have expired by December 2014.

Licensee	Product Name

Genentech, Inc. (Genentech)	Avastin™

Herceptin®

Xolair®

Raptiva®

MedImmune, Inc. (MedImmune)	Synagis®

Wyeth	Mylotarg®

Elan Corporation, Plc (Elan)	Tysabri® (1)

Roche	Zenapax® (2)

(1)	In February 2005, sales of Tysabri were suspended and we received only a marginal amount of royalties prior to this suspension. Although Tysabri was reintroduced for marketing in July 2006, there can be no assurance that Tysabri will be successfully marketed and that we will receive a significant amount of royalties from Elan.
(2)	Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold, and we expect to receive minimal to no royalty revenue from Roche’s sales of Zenapax going forward.

We believe that Genentech’s product Lucentis™ (ranibizumab injection), which was recently approved by the FDA for the treatment of neovascular (wet) age-related macular degeneration, is covered by our humanization patents, however, we have not yet received from Genentech any royalty payments with respect to sales of Lucentis.

We also believe that our humanization patents would likely also cover a number of other humanized monoclonal antibodies under development by various third parties. We believe that the FDA is reviewing a registration application for one of these products, nine are in phase 3 clinical studies, more than 25 are in phase 2 clinical studies and a few dozen more are in earlier stages of development. Although there are a significant number of humanized monoclonal antibodies under development that our patents would likely cover, we know that (i) many of these clinical trials may be terminated prior to registration, (ii) the clinical trials and registration process for these potential products may take several years, (iii) even if approved, these products may not be commercially successful and (iv) the FDA, European Medicines Agency (EMEA) or other relevant regulatory bodies may suspend or terminate any marketing approval after a product is approved.

We have entered into collaboration agreements with Roche to jointly develop and commercialize daclizumab (in transplantation, marketed as Zenapax) for the treatment of asthma and other respiratory diseases and for organ transplant patients on longer-term maintenance therapy (transplant maintenance). We have also entered into a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in multiple sclerosis (MS) and indications other than transplant and respiratory diseases, and for shared development and commercialization of M200 (volociximab) and HuZAF (fontolizumab) in all indications. We recently announced that we and Biogen Idec will discontinue development of HuZAF in rheumatoid arthritis and that we and Biogen Idec do not currently have any plans for development of HuZAF in other indications. Under our collaboration agreements with Roche and Biogen Idec, we will share with our partners equally the costs of all development activities. These agreements require each party to undertake extensive efforts in support of the collaboration, and require the performance of both parties to be successful. We anticipate recognizing an increasing amount of revenue and expenses as we progress with these collaborations.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development and commercialization with other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration agreements in the future.

Summary of Second Quarter of 2006

In the second quarter of 2006, our total revenues were $104.3 million, a 29% increase from $81.0 million in the comparable period in 2005. This revenue growth was driven primarily by an increase in royalties from our licensees, as well as growth in sales of our three marketed products and license, collaboration and other revenue. Of the revenues we generated in the second quarter of 2006, approximately 52% were from royalty payments we received, 37% were from the sale of our products and 11% were from licensing, collaboration and other revenue. Our net loss for the second quarter of 2006 was $7.4 million, compared to the $3.4 million net loss in the prior year period. In the first six months of 2006, net cash provided by operating activities was $43.1 million, an increase from the $2.4 million net cash used in operating activities in the comparable period in 2005. At June 30, 2006, we had cash, cash equivalents, marketable securities and restricted investments of $414.3 million, compared to $333.9 million at December 31, 2005. Our cash, cash equivalents, marketable securities and restricted investments balances at June 30, 2006 reflected the receipt during the second quarter of 2006 of $31.7 million in cash related to the repayment of principal and interest of a convertible promissory note. As of June 30, 2006, we had $507.9 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are callable in each of 2008 and 2010 and due in 2023 and 2012, respectively.

During the preparation of our financial statements for the quarter ended June 30, 2006, and subsequent to our August 3, 2006 announcement of our financial results for the second quarter and the six months ended June 30, 2006 (the Earnings Announcement), we recorded an adjustment within our land, property and equipment account which related to a reclassification from construction in progress to buildings and improvements for assets that we had placed into service during prior periods. As compared to the financial information presented in the Earnings Announcement, these adjustments increased net loss by $1.2 million, or approximately $0.01 per basic and diluted share. See Note 1 to Notes to Condensed Consolidated Financial Statements for additional information about this adjustment.

We expect that in the foreseeable future our revenue growth will be generated primarily by product sales, principally Cardene IV, and royalties. We expect our total costs and expenses to continue to grow as we continue to invest, identify, develop and manufacture our potential products, to invest in research, to expand our development, marketing and manufacturing capabilities and to sell our products. Our expectations regarding the growth of licensing and collaboration revenue as well as our research and development expenses could be impacted significantly depending on the timing and structure of any collaboration or partnering transaction we may enter into in the future.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect or business, including the factors set forth below.

•	Our business will depend in significant part on our ability to develop and commercialize innovative new drugs. Drug development however is highly uncertain and very expensive, typically requiring tens to hundreds of millions invested in research, development and manufacturing elements. Identifying drug candidates to study in clinical trials requires significant investment and may take several years. In addition, the clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

•	Our industry is subject to extensive government regulation and we must make significant expenditures to comply with these regulations. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of our products. The development and marking of our products outside of the United States is subject to similar extensive regulation by foreign governments, which regulations are not harmonized with the regulations of the United States.

•	The manufacture of drugs and antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If we are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices, we may not be able to obtain regulatory approval for our products. We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale, and are currently reliant on third-party manufacturers for all of our formulated and fully packaged final products.

•	Our business success is dependent in significant part on our success in establishing intellectual property rights, either internally or through in-license of third-party intellectual property rights, and protecting our intellectual property rights. If we are unable to protect our intellectual property, we may not be able to compete successfully and our sales and royalty revenues and operating results would be adversely affected. Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages or may be reduced in scope. Proceedings to protect intellectual property rights are expensive, last several years and could result in a significant reduction in the scope or invalidation of our patents, which could adversely affect our results of operations.

•	To be successful, we must attract and retain qualified clinical, manufacturing, commercial, scientific and management personnel. Although we face significant competition for experienced personnel, we believe we have been successful in hiring and retaining key personnel in the past.

See also the “Risk Factors” section of this quarterly report for additional information on these economic and industry-wide and other factors and the impact they could have on our business and results of operations.

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

Revenue Recognition

We recognize revenues from product sales, net of estimated allowances for cash discounts, product returns, chargebacks, rebates, and wholesaler service fees. We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured.

We currently recognize revenues resulting from the licensing and use of our technology and from services we sometimes perform in connection with the licensed technology. These revenues are typically derived from our proprietary patent portfolio covering the development, use, sale and importation of humanized antibodies.

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” for revenue recognition purposes and, if so, how the aggregate contract value should be allocated among the deliverable elements and when to recognize revenue for each element under Staff Accounting Bulletin No. 104, “Revenue Recognition.”

We recognize revenue for delivered elements only when the fair values of undelivered elements are known, when the associated earnings process is complete and, to the extent the milestone amount relates to our performance obligation, when our licensee confirms that we have met the requirements under the terms of the agreement and when payment is reasonably assured. Changes in the allocation of the contract value between deliverable elements might impact the timing of revenue recognition, but in any event, would not change the total revenue recognized on the contract. For example, we did not establish fair value for either the delivered or the undelivered elements of the Co-Development and Commercialization Agreement with Roche and the Collaboration Agreement with Biogen Idec (collectively, the Agreements). Accordingly, we are recognizing the upfront license fees, milestone payments and the reimbursement of research and development expenses for each of the Agreements as a single unit of accounting over their respective terms as services are provided. If we had determined that fair value existed for the undelivered elements under either or both of the Agreements, we would have recognized the upfront license fees when they became due to us.

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

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of products under our current policies, chargebacks, wholesaler service fees, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for wholesaler service fees are based on a certain percentage of sales per wholesaler contract terms. Estimates for product returns are based on an on-going analysis of industry and historical return patterns. Our current estimates are based on monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing inventory data available to us in monitoring channel inventory levels, reviewing third-party data purchased in order to monitor prescriptions and evaluating historical chargeback data that we get from our wholesalers. Further, we monitor the activities and clinical trials of our key competitors to assess the potential impact on our future sales and return expectations.

If conditions or other circumstances change for any of the markets in which we compete, we may take actions to revise our product return estimates or we may offer additional customer incentives. These revisions could result in an incremental reduction of revenue at the time the return estimate is changed or new incentives are offered. For example, during the second quarter of 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by approximately $5.6 million, which decreased net loss per basic and diluted share by approximately $0.05. Account receivable allowances for chargebacks, wholesaler service fees and returns, as well as rebate accruals, require substantial judgment. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base this allowance on our analysis of several factors, including contractual payment terms, historical payment patterns of our customers and individual customer circumstances, an analysis of days sales outstanding by customer and geographic region, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

Clinical Trial Expenses

We base our cost accruals for clinical trials on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations. In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, we recognize direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from contract research organizations (CROs), such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirm directly with the CRO. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

Goodwill and Other Intangible Assets

The valuation in connection with the initial purchase and the ongoing evaluation for impairment of goodwill and other intangible assets require significant management estimates and judgment. The value ascribed to each asset requires management estimates and judgment as to expectations for various products and business strategies. For example, we estimate future probability-adjusted cash flows and certain discount rates as well as assumed commercialization dates for future potential products. These estimations affect the allocation between charges to acquired in-process research and development and capitalization of intangible assets. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for intangible assets.

Once the values for intangible assets are established, we must test intangible assets with definite useful lives for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we conduct our impairment tests for intangibles, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. We recognized impairment charges totaling $0.9 million during the three months ended June 30, 2006 related to the abandonment of certain licensed research technology.

Stock-Based Compensation

Effective January 1, 2006, we account for certain stock-based compensation in accordance with SFAS No. 123, “Share Based Payment (Revised 2004)” (SFAS 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that we recognize compensation expense in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R). Upon adopting SFAS 123(R), we changed from the multiple-option approach to the single-option approach to value stock-based awards with a measurement date on or subsequent to January 1, 2006. In addition, we are amortizing the fair value of these awards using the straight-line attribution method. We believe that the single-option approach with straight-line attribution better reflects the level of service to be provided over the vesting period of our awards. We continue to expense the nonvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution. Although total stock-based compensation cost under both methods is comparable, under the multiple-option approach, stock-based compensation expense in the earlier periods of the option term would be higher than in later periods, compared to the single-option approach.

Under the provisions of SFAS 123(R), we estimate the fair value of our stock awards to employees and directors at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Expected volatility is based on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our historical experience of stock option exercises and forfeitures by employees and directors and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted to employees and directors in future periods.

Further, SFAS 123(R) requires that certain stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees and directors. Accordingly, in the second quarter of 2006, we recognized stock-based compensation under SFAS 123(R) of $5.5 million as part of our operating expenses, with an allocation of $3.2 million to research and development expense and $2.3 million to selling, general and administrative expense. For the six months ended June 30, 2006, we recognized $11.5 million of stock-based compensation under SFAS 123(R) as part of our operating expenses, with $6.7 million and $4.9 million, respectively, allocated to research and development expense and selling, general and administrative expense. We did not recognize any related tax benefit during the three or six months ended June 30, 2006.

During the three months ended June 30, 2006, we capitalized employee stock-based compensation costs under SFAS 123(R) in inventory. Since substantially all of the products sold in the first six months of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs, we did not recognize any employee stock-based compensation expense as a component of cost of product sales in the first six months of 2006. However, we will recognize the related expenses in cost of product sales in the period the related inventories are sold.

Total unrecognized compensation cost related to nonvested stock options and restricted stock outstanding as of June 30, 2006, excluding forfeitures, was $31.7 million and $2.0 million, respectively, and is expected to be recognized over a weighted average period of 2.4 years and 3.0 years, respectively. There was no stock-based compensation expense recognized under SFAS 123(R) during the three and six months ended June 30, 2005 because we adopted SFAS 123(R) after those periods.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will adopt the Interpretation on January 1, 2007. We are in the process of determining the impact of the Interpretation on our financial position and results of operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2006	2005		2006	2005
Product sales, net	$39,039	$38,552	1%	$76,586	$39,500	94%
Royalties	54,021	37,528	44%	97,991	70,692	39%
License, collaboration and other	11,264	4,888	130%	20,959	9,591	119%

Total revenues	$104,324	$80,968	29%	$195,536	$119,783	63%

Our total revenues increased by $23.4 million, or 29%, and $75.8 million, or 63%, in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005 for reasons discussed below.

Product sales, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2006	2005		2006	2005
Cardene IV	$24,392	$16,654	46%	$49,153	$16,811	192%
Retavase	8,094	13,982	(42)%	14,599	13,982	4%
IV Busulfex	6,553	5,872	12%	11,717	6,241	88%
Off-patent branded products	—	2,044	(100)%	1,117	2,466	(55)%

Total revenue from product sales, net	$39,039	$38,552	1%	$76,586	$39,500	94%

For the three months ended June 30, 2006, total net product sales increased 1%, or $0.5 million, from the comparable period in 2005. Since we sold the off-patent branded products in the first quarter of 2006, the product sales in the second quarter of 2006 consisted only of the three marketed products, which increased by 7% from the comparable period in 2005. The increase was primarily due to increases in the sales volume of Cardene IV and IV Busulfex and, to a lesser extent, higher average per unit sales prices in the three months ended June 30, 2006 compared to the same period in 2005. We increased the sales prices of Cardene IV and IV Busulfex effective January 2006.

In addition, a majority of our wholesalers had limited staff resources during the first week of July due to Fourth of July vacation schedules, which impacted their ability to service all of their customers in the three-day workweek. Further, this short workweek caused disruptions to their standard product-ordering schedule. Accordingly, our wholesalers had requested that we ship additional product during the last week of June 2006 to compensate for the challenges anticipated during the first week of July 2006. In accordance with the requests, we shipped additional product during the last week of June that would have otherwise been made during the first week of July 2006 to these wholesalers. We believe that the additional product shipments increased net product sales during the second quarter of 2006 in the range of $1.5 million to $2.5 million. Such shipments were made under our standard terms and conditions.

The increases in product revenue from Cardene IV and IV Busulfex sales were partially offset by a decline in Retavase revenues, the fact that no off-patent branded product sales were recognized in the second quarter of 2006 because we divested these products in the first quarter of 2006, and charges totaling approximately $5.6 million related to a change in estimate for our product returns reserves.

During the second quarter of 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05. For the six months ended June 30, 2006, total net product sales increased 94%, or $37.1 million, from the comparable period in 2005. Because we acquired the marketed products in late March 2005, the 2005 period includes product sales for only approximately three months, as compared to six months of sales for the 2006 period. This difference is the primary cause of the increase in net product sales in the six months ended June 30, 2006 over the same period in the prior year. We expect sales of our currently marketed products as a group generally will continue to increase.

Cardene IV

Net product sales of Cardene IV increased by $7.7 million, or 46%, in the three months ended June 30, 2006 from the comparable period in 2005. This increase was primarily due to our successful promotional strategies to increase our market share in this emerging market. In addition, sales were affected by additional product shipments as discussed above and, to a lesser extent, a price increase for Cardene IV that was effective in January 2006. We expect our market share to continue to increase and that growth in sales of Cardene IV will in large part drive our continued product sales growth through 2008.

Net product sales of Cardene IV increased by $32.3 million, or 192%, in the six months ended June 30, 2006 from the comparable period in 2005. As discussed above, this increase was primarily due to the fact that the 2006 period included six months of sales while the 2005 period included only approximately three months and, to a lesser extent, a price increase for Cardene IV that was effective in January 2006.

Retavase

Net product sales of Retavase decreased by $5.9 million, or 42%, in the three months ended June 30, 2006 from the comparable period in 2005. This decrease was primarily due to the decline of the thrombolytics market in which Retavase competes because of physicians’ increased use of emergency surgical procedures to treat AMI. However, we believe that the contraction rate of the thrombolytics market may have slowed or stopped and that this market will level off and possibly grow slightly in the foreseeable future. We also believe that opportunities exist for us to expand our market share through focused sales and promotional efforts. However, the competitiveness of the market for thrombolytics may limit our ability to obtain price increases in the future.

Net product sales of Retavase increased by $0.6 million, or 4%, in the six months ended June 30, 2006 from the comparable period in 2005. However, we acquired the rights to Retavase from Centocor in March 2005 and the product was re-launched in April 2005 and therefore only had three months of sales in the six-month period ended June 30, 2005.

IV Busulfex

Net product sales of IV Busulfex increased by $0.7 million, or 12%, in the three months ended June 30, 2006 from the comparable period in 2005. This increase was primarily due to sales volume and, to a lesser extent, a price increase for IV Busulfex that was effective in January 2006. We expect IV Busulfex product sales to continue to increase as we expand our international sales, such as through the planned launch of IV Busulfex in Japan by our distributor, Kirin.

Net product sales of IV Busulfex increased by $5.5 million, or 88%, in the six months ended June 30, 2006 from the comparable period in 2005. As discussed above, this increase was primarily due to the fact that the 2006 period included six months of sales while the 2005 period included only approximately three months and, to a lesser extent, a price increase for IV Busulfex that was effective in January 2006.

Off-Patent Branded Products

We did not recognize any product sales of off-patent branded products in the three months ended June 30, 2006 as we completed our sale of these products in the first quarter of 2006.

Royalties

Royalties from licensed product sales exceeding more than 10% of our total royalty revenue are set forth below (by licensee and product, as a percentage of total royalty revenue):

Licensee	Product Name	Three Months Ended June 30,		Six Months Ended June 30,
		2006	2005	2006	2005
Genentech	Avastin	29%	17%	26%	17%
	Herceptin	36%	26%	35%	29%
MedImmune	Synagis	27%	40%	29%	40%

Royalty revenues increased by $16.5 million and $27.3 million, or 44% and 39%, in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005. These increases were primarily due to higher reported product sales of Avastin and Herceptin, which are marketed by Genentech, and were offset partially by the elimination of royalties from product sales of Zenapax, which is marketed by Roche and, to a lesser extent, by the elimination of royalties from product sales of Tysabri, which was shortly marketed by Elan in the beginning of 2005 before the supplying, marketing and selling of Tysabri was suspended in February 2005.

We expect that, with the exception of Zenapax royalties from Roche and Tysabri royalties from Elan, we generally will continue to experience royalty revenue growth based on the assumed continued growth in product sales underlying our royalty revenues. As per the terms of our Second Amended and Restated Worldwide Agreement with Roche, Roche will pay us royalties at a reduced rate only once Zenapax product sales have reached a certain threshold, and we expect to receive minimal to no royalty revenue from Roche’s sale of Zenapax going forward. Because there can be no assurance that Biogen Idec and Elan will successfully market Tysabri after its reintroduction in July 2006, we are unable to evaluate the significance of the impact any royalty revenues from sales of Tysabri will have on our royalty revenues in the foreseeable future. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License, Collaboration and Other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2006	2005		2006	2005
License and milestone from collaborations	$2,176	$1,201	81%	$4,247	$4,121	3%
R&D services from collaborations	7,713	252	*	14,586	843	*
License and other	1,375	3,435	(60)%	2,126	4,627	(54)%

Total revenue from license, collaboration and other	$11,264	$4,888	130%	$20,959	$9,591	119%

*	Calculation is not meaningful.

License, collaboration and other revenues recognized during the three and six months ended June 30, 2006 and 2005 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues increased 130% and 119% in the three and six months ended June 30, 2006, respectively, from the comparable periods in 2005 primarily due to revenue recognized from our collaborations with Biogen Idec and Roche, which we entered into in August 2005 and October 2005, respectively. We expect our license, collaboration and other revenues to continue increase moderately as we keep progressing with our Biogen Idec and Roche collaborations but at a rate of growth significantly lower than the growth rate in such revenues over the three and six months ended June 30, 2006, compared to the same periods in 2005.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues would likely increase.

Costs and Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2006	2005		2006	2005
Cost of product sales	$21,482	$20,135	7%	$44,441	$21,272	109%
Research and development	62,612	40,339	55%	124,383	75,600	65%
Selling, general and administrative	25,336	19,806	28%	57,495	27,472	109%
Acquired in-process research and development	—	—	*	—	79,417	(100)%
Other acquisition-related charges	2,177	3,207	(32)%	3,295	3,207	3%
Asset impairment charges	900	—	*	900	—	*

Total costs and expenses	$112,507	$83,487	35%	$230,514	$206,968	11%

*	Calculation is not meaningful.

Cost of Product Sales

Cost of product sales (COS) relates to our marketed products and consists primarily of cost of goods sold, royalty expenses and amortization of product rights on the products acquired from ESP Pharma and on the product rights to Retavase, which we acquired from Centocor and re-launched in April 2005. COS of $21.5 million and $20.1 million as a percentage of product sales was 55% and 52% for the three months ended June 30, 2006 and 2005, respectively. COS increased in the three months ended June 30, 2006 as compared to the same period in the prior year. During the first six months of 2006, our contract manufacturer for Retavase experienced excess costs related to manufacturing difficulties as a result of higher than expected batch failure rates. In connection with our efforts to resolve these difficulties and improve the manufacturing process, during the second quarter of 2006, we and the contract manufacturer agreed to halt manufacturing to run test batches for the purpose of analyzing and improving the process. We also agreed to reimburse the contract manufacturer for certain costs incurred by them and to discuss a settlement of additional costs incurred by them or that they will likely incur in connection with the halt in manufacturing and related activities. In connection with this agreement, we recognized $2.5 million in COS in the second quarter of 2006 to reflect our actual and accrued payments to this contract manufacturer. We also expect to incur additional expenses during the remainder of 2006 related to resolving these manufacturing issues of approximately $2.0 million, and such costs may be reflected in cost of product sales depending on the outcome of the test batches.

COS of $44.4 million and $21.3 million as a percentage of product sales was 58% and 54% for the six months ended June 30, 2006 and 2005, respectively. COS increased significantly in the six months ended June 30, 2006 as compared to the same period in the prior year because we did not have any product sales or COS until March 23, 2005, when we completed the ESP Pharma acquisition. Amortization of product rights, related to the acquisition of our marketed products, was 49% and 59% of COS for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization of product rights was 48% and 61% of COS, respectively. Excluding amortization of product rights, COS as a percentage of product sales was 28% and 21% for the three months ended June 30, 2006 and 2005, respectively, and 30% and 21% for the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006, the increase in COS as a percentage of product sales was due to the $2.5 million costs incurred in connection with our efforts to resolve our manufacturing issues related to Retavase. For the six months ended June 30, 2006, the increase also was attributable to a lower effective royalty rate related to sales of Cardene IV in 2005. Since the royalty rate on Cardene IV decreases as sales increase within a calendar year, as described below, we were obligated to pay royalties on sales of Cardene IV at a lower rate when we took over the product in late March 2005 subsequent to the acquisition of ESP Pharma.

For each of our three marketed products, we are obligated to make royalty payments, generally based on a percentage of net product sales. In the case of Cardene IV, the percentage of net product sales that we are obligated to pay within any calendar year declines as sales increase. As a result, we generally expect our COS as a percentage of product sales to decrease quarter-over-quarter in each calendar year, and then increase again at the beginning of the subsequent calendar year. Excluding the impact of these royalty payments, we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues. For Retavase, our future cost of goods sold as a percentage of product sales may be negatively impacted by the outcome of our discussions with our contract manufacturer as discussed above.

Research and Development

Research and development costs consist primarily of costs of personnel to support our research and development activities, milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs. Beginning with the first quarter of 2006, research and development costs also include stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs. Total compensation expense, including amounts recognized under SFAS 123(R), was $3.3 million and $6.8 million, respectively, for the three and six months ended June 30, 2006. The $22.3 million increase in research and development costs in the second quarter of 2006 compared to the corresponding quarter of 2005 was primarily due to increases in personnel related costs of $7.8 million, facility-related costs of $5.8 million, clinical development expenses for our major research and development projects of $5.2 million, outside services costs of $2.6 million and research and development licensing costs of $2.5 million. These increases were offset by a decrease in production materials costs of $2.4 million.

The $48.8 million increase in research and development costs for the six months ended June 30, 2006 compared to the corresponding period of 2005 was primarily due to increases in personnel related costs of $16.5 million, clinical development expenses for our major research and development projects of $12.5 million, facility-related costs of $9.4 million, outside services costs of $6.0 million, research and development licensing costs of $3.4 million and information technology-related costs of $2.8 million. These increases were offset by decreases in production materials of $2.6 million.

During the preparation of our financial statements for the quarter ended June 30, 2006, and subsequent to our August 3, 2006 Earnings Announcement, we recorded an adjustment within our land, property and equipment account which related to a reclassification from construction in progress to buildings and improvements for assets that we had placed into service during prior periods. In connection with this reclassification, during the second quarter of 2006, we recorded $0.7 million of depreciation expense, all of which was allocated to research and development, representing the cumulative amount of depreciation that should have been recognized from the time at which these assets were placed in service. See Note 1 to Notes to Condensed Consolidated Financial Statements for additional information about this adjustment.

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

Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Six Months Ended June 30,
					2006	2005
					(in thousands)
Current Product Candidates
Daclizumab					$29,786	$18,116
	Healthy Volunteer SC	Phase 1	Roche	2006
	Asthma IV	Phase 2a	Roche	Completed
	Multiple Sclerosis Combination	Phase 2	Biogen Idec	2007
Ularitide (1)					10,090	1,144
	Acute Decompensated Heart Failure	Phase 2	—	Completed
Terlipressin (2)					853	1,012
	Type 1 Hepatorenal Syndrome	Phase 3	Orphan Therapeutics	—
HuZAF (3)					1,896	2,013
	Rheumatoid Arthritis	Phase 2	Biogen Idec	—
Nuvion					20,573	12,940
	IV steroid-refractory ulcerative colitis	Phase 2/3	—	2007
	Crohn’s Disease	Phase 2	—	2006
M200					10,623	10,502
	Solid tumors	Phase 2	Biogen Idec	2006
Other (4)	Multiple programs	Research	—	N/A	50,562	29,873

Total Research and Development Expenses					$124,383	$75,600

(1)	We assumed development responsibility in Q1 2005. The Phase 2 study was completed in Europe. We have worldwide development and commercialization rights to this product.
(2)	Orphan Therapeutics has development responsibility for this molecule; we have exclusive marketing rights in the United States and Canada. In August 2006, we announced that the Phase 3 study of terlipressin did not meet its primary endpoint of reversing type 1 hepatorenal syndrome compared to placebo. We and Orphan Therapeutics continue to analyze the study data and plan to discuss the findings with the FDA to inform future decisions regarding the potential future development of terlipressin.
(3)	In July 2006, we and Biogen Idec jointly agreed to terminate further development of HuZAF in rheumatoid arthritis because HuZAF did not show positive results from the related Phase 2 trial that we conducted together with Biogen Idec. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications.

(4)	No other clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented. Also includes expenses for terminated and out-licensed product candidates.

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

Selling, General and Administrative Expenses

Selling, general and administrative costs generally consist of costs of personnel, professional services, consulting and other expenses related to our selling and administrative functions and an allocation of facility costs. Beginning with the first quarter of 2006, selling, general and administrative costs also include stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs. Total compensation expense, including amounts recognized under SFAS 123(R), was $2.3 million and $5.0 million, respectively, for the three and six months ended June 30, 2006. Selling, general and administrative expenses for the three months ended June 30, 2006 increased 28% to $25.3 million from $19.8 million during the comparable period in 2005. This increase was primarily due to increases in personnel-related expenses of $4.7 million and facility-related expenses of $1.4 million. The majority of the increase in personnel-related expenses was attributable to the addition of the sales, sales management, operations and marketing teams, located in our New Jersey offices, in connection with our acquisition of ESP Pharma on March 23, 2005.

Selling, general and administrative expenses for the six months ended June 30, 2006 increased 109% to $57.5 million from $27.5 million during the comparable period in 2005. This increase was primarily due to increases in personnel-related expenses of $22.0 million, outside services costs of $8.7 million and facility-related expenses of $2.9 million. These increases were partially offset by decreases in information technology-related costs allocated out to research and development expenses of $2.9 million. The majority of the increase in personnel-related expenses was attributable to the addition of the sales, sales management, operations and marketing teams, located in our New Jersey offices, in connection with our acquisition of ESP Pharma on March 23, 2005. We expect that selling, general and administrative expenses will continue to increase for the remainder of 2006 as we operate our expanded sales force and support staff and initiate or continue promotional programs for our products.

Acquired In-Process Research and Development

There have been no significant changes to the in-process projects since December 31, 2005. Since the earliest acquisition date, we have incurred an additional $87.4 million in research and development expenditures related to completing the in-process projects as of June 30, 2006.

In connection with our acquisitions of ESP Pharma in March 2005 and Eos Biotechnology, Inc. (Eos) in April 2003, we recognized charges for acquired in-process research and development of $79.4 million in March 2005 and $37.8 million in April 2003 due to incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the respective acquisition dates.

In addition, during the fourth quarter of 2003, we recognized a charge to acquired in-process research and development totaling approximately $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we now have exclusive worldwide rights to market, develop, manufacture and sell daclizumab (Zenapax) in all disease indications other than transplantation. This amount relates to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis.

Other Acquisition-Related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and sales returns of Retavase from sales made prior to our acquisition of the rights to Retavase in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to Retavase, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method. A total of $1.1 million was recognized in the second quarter of 2006 compared to $2.7 million in the corresponding quarter of 2005 for product sales returns.

Asset Impairment Charge

The asset impairment charge recorded in the second quarter of 2006 was to write off the carrying amount of the licensed research technology. We acquired this research technology from a third party in the third quarter of 2004. In June 2006, we concluded that the carrying amount of the licensed research technology was impaired because we abandoned the related technology associated with our research projects. Accordingly, we recorded an impairment charge of $0.9 million during the three months ended June 30, 2006.

Interest and Other Income, Net and Interest Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2006	2005		2006	2005
Interest and other income, net	$4,064	$1,873	117%	$7,394	$4,808	54%
Interest expense	(3,122)	(2,709)	15%	(5,772)	(4,851)	19%

Total interest and other income, net and interest expense	$942	$(836)	*	$1,622	$(43)	*

*	Calculation is not meaningful.

Interest income for the three and six months ended June 30, 2006 increased from the comparable periods in 2005 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates and higher invested balances.

Interest expense for the six months ended June 30, 2006 increased from the comparable period in 2005 as a result of as a result of both our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes) being outstanding during the entire first six months of 2006, compared to the 2005 Notes being outstanding only for four out of the first six months of 2005 as the 2005 Notes were issued in mid-February 2005.

During the preparation of our financial statements for the quarter ended June 30, 2006, and subsequent to our August 3, 2006 Earnings Announcement, we recorded an adjustment within our land, property and equipment account which related to a reclassification from construction in progress to buildings and improvements for assets that we had placed into service during prior periods. In connection with this reclassification, during the second quarter of 2006, we recorded $0.5 million of interest expense, representing the cumulative amount of interest expense that should have been recognized instead of capitalized in our construction in progress account for these assets. See Note 1 to Notes to Condensed Consolidated Financial Statements for additional information about this adjustment.

Income Taxes

We recorded an income tax expense of approximately $0.1 million and $0.1 million for the three months ended June 30, 2006 and June 30, 2005. We recorded income tax expenses of approximately $0.2 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. Taxes during the three months and six months ended June 30, 2006 were primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position. Taxes during the three months and six months ended June 30, 2005 were primarily related to foreign taxes on income earned by our foreign operations and foreign withholding tax in connection with a license maintenance fee. Additionally, during the three months ended June 30, 2006, we reached a settlement with the IRS regarding pre-acquisition tax issues of ESP Pharma for their 2003 tax period which resulted in a $0.2 million reduction in the amount of purchase price originally allocated to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenue, license revenue, collaboration and other revenue under agreements with third parties, interest income on invested capital and, more recently, product sales. At June 30, 2006, we had cash, cash equivalents, marketable securities and restricted cash and investments in the aggregate of $414.3 million, compared to $333.9 million at December 31, 2005.

Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $43.1 million, compared to net cash used in operating activities of $2.4 million in the corresponding period in 2005. The $43.1 million net cash provided by operating activities in the first six months of 2006 was primarily attributable to our product sales and revenues from royalties, which were offset partially by the increase in spending for advancing clinical programs and our expansion into sales and marketing activities.

Net cash used in investing activities was $40.9 million for the six months ended June 30, 2006, compared to $305.3 million in the comparable period in 2005. The $40.9 million net cash used for investing activities in the first six months of 2006 was attributable to a net increase of approximately $56.9 million due to the timing differences of purchases and maturities of our available-for-sale marketable securities and $16.9 million in capital expenditures, which were partially offset by the maturity of our $30.0 million note receivable from Exelixis and $2.8 million from the sale of intangible assets. In the prior-year period, we acquired ESP Pharma and the rights to Retavase for approximately $432.5 million in cash, net of cash acquired.

Net cash provided by financing activities for the six months ended June 30, 2006 was $20.2 million, compared to $253.0 million in the comparable period in 2005. The $20.2 million net cash provided by financing activities in the first six months of 2006 was primarily due to the issuance of our common stock in connection with option exercises. In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million to help fund our acquisitions of ESP Pharma and the rights to Retavase in March 2005.

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

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of June 30, 2006 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases	$3,950	$3,382	$291	$310	$7,933
Long-term debt	1,174	2,278	2,278	4,018	9,747
Convertible notes	11,875	23,750	270,310	255,000	560,935
Construction contracts	4,338	—	—	—	4,338
Contract Manufacturing	1,500	—	—	—	1,500

Total contractual obligations	$22,837	$29,410	$272,879	$259,328	$584,453

(1)	This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and/or likelihood of such payments are not known in any period presented above.

In addition to the total obligations listed in the table above, subsequent to June 30, 2006 and as of our filing date of this Quarterly Report on Form 10-Q, we are obligated to pay approximately $139.5 million over the next 15 years in connection with our building leases in Redwood City, California signed in July 2006. Pursuant to these lease agreements, the base rent from 2014 to 2021 will be based on the fair market value at that time. As such, $85.2 million out of the $139.5 million above is calculated based on our projected fair market value for those periods. In connection with the agreement, in July 2006, we purchased and pledged a $3.3 million letter of credit to serve as security for our performance under these lease agreements. In addition, we expect to incur capital expenditures related to the relocation of our headquarters to Redwood City, California of approximately $70 million to $80 million; we expect that cash proceeds from the future sale of the land and buildings that we currently own in Fremont, California will partially offset these capital expenditures.

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

In general, our expenses have exceeded our revenues. As of June 30, 2006, we had an accumulated deficit of approximately $473.7 million. We expect our expenses to increase primarily because of the extensive resource commitments required to achieve regulatory approval and commercial success for our portfolio of existing products and potential products. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may not achieve sustained positive cash flow from operations that we have currently projected. We may also incur additional acquisition-related charges related to our acquisitions of ESP Pharma and the rights to Retavase, which would adversely affect our operating results. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

•	many of our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•	additional potential products are selected as clinical candidates for further development;

•	we pursue clinical development of our potential products in new indications;

•	we invest in life cycle management initiatives for our products;

•	we invest in staffing and operations to meet our manufacturing requirements;

•	we expand our commercial infrastructure to market and sell our products;

•	we defend or prosecute our patents and patent applications; and

•	we invest in research or acquire additional technologies, product candidates or businesses.

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

In the quarter ended June 30, 2006, our product sales accounted for 37% of our total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents which we own or hold licenses to that cover Cardene IV, IV Busulfex and Retavase will expire between 2009 and 2015. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

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

Retavase is sold in a market that has recently declined and if our planned sales and promotional efforts do not increase or at least maintain market acceptance, our results of operations will suffer.

Retavase is expected to continue to account for a significant portion of our operating income from product sales and potential growth in cash flow from operations. Retavase is sold into a thrombolytic market that has recently declined due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase™ and Activase® from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we possess. While we believe that our planned investment in additional promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the thrombolytic market will not decline significantly regardless of our efforts.

The manufacturing of Retavase is a complex process that requires the services of a number of third parties, and our failure to timely or efficiently manufacture Retavase could cause our results of operations to suffer.

Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. (Diosynth) and Roche. The manufacturing of this product for use as a therapeutic in compliance with regulatory requirements is complex, time-consuming and expensive and historically subject to periodic batch failure because of the complexity of the manufacturing process. Recently, however, one of our contract manufacturers has experienced higher than expected batch failure rates. As a result, we and that contract manufacturer have agreed to temporarily cease Retavase manufacturing and run test batches for the purpose of analyzing and improving the manufacturing process. Although we currently have enough inventory of Retavase to satisfy our expected sales through mid-2008, our inability to reduce batch failure rates and timely and efficiently manufacture Retavase could result in the reduction or interruption of commercial sales and could impair our competitive position.

We rely on third-party suppliers to provide our products for sale and certain clinical candidates for trials. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

We have not manufactured any of the acquired ESP Pharma products and have only recently become familiar with the manufacturing process for these products. We assumed from ESP Pharma long-term agreements with various third parties to supply the products under our label. If there are supply problems with the third-party manufacturers, in particular with respect to Cardene IV and Retavase, there may not be sufficient supplies of Cardene IV or Retavase to meet commercial demand, in which case our future results could suffer. In addition, we rely upon third parties for the supply of ularitide and terlipressin for clinical trials, and in the case of terlipressin, supply is managed by our partner, Orphan Therapeutics. The manufacturing of terlipressin is complex and time consuming. If there are supply problems with the third-party manufacturers, or if Orphan Therapeutics is not successful in managing the suppliers for terlipressin, future clinical trials or the potential commercialization of these products could be substantially delayed and our financial results would be adversely affected.

We also engage third parties for product labeling and packaging. If any labeling and packaging errors occur and are not discovered until after the products are sold, we would need to recall those products sold and this recall could be very costly and could damage our credibility and adversely affect our future sales.

In addition, our reliance on third-party manufacturers and suppliers entails risks, including reliance on third parties for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements, the possible breach by these third parties of the manufacturing agreements with these third parties, and the possibility of termination or non-renewal of these manufacturing agreements by the third parties at a time that is costly or inconvenient to us. Failure of our third-party manufacturers or us to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Achieving future profitability or revenue growth will depend in significant part upon the continuing success of our products Cardene IV, Retavase and IV Busulfex.

We have incurred losses since inception. In order for us to achieve future profitability, we will need to sustain growth from Cardene IV, Retavase and IV Busulfex as well as continued growth in royalties from products licensed under our intellectual property rights.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such product revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners and our ability to estimate reserves for potential product returns.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended June 30, 2006, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 92% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of June 30, 2006, these three U.S. wholesalers represented approximately 91% of our outstanding accounts receivable from product sales. Since our acquisitions of ESP Pharma and the rights to Retavase in March 2005, we have received a significant number of returns of products sold prior to our acquisitions of these products. The level of returns of these products sold prior to March 2005 exceeded our expectations at the time we acquired the products. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers below prior levels, and this should reduce the level of returns. Nevertheless, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to the date we acquired ESP Pharma. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. We review historical product returns, channel inventory levels and activity and other factors pursuant to this review. This review may result in an estimate that is higher or lower than our prior estimates for product sales returns to reflect the projected future level of returns. The effect of any change in estimate would affect product sales, net, during the quarter in which we revise our estimate. If returns exceed our expectations as they have in the past, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At June 30, 2006, we had approximately $507.9 million of outstanding long-term debt, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes). In addition to the 2005 Notes, approximately $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations, including because:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things to:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness, including the 2005 Notes or the 2003 Notes;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures, such as clinical trials.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

Difficulties in managing our sales, marketing and distribution groups could adversely affect our product revenues and financial results.

Prior to our acquisition of ESP Pharma in March 2005, we did not sell, market or distribute any products. Although we have integrated our pre-merger operations with the operations of ESP Pharma and we have retained and increased the size of the hospital-focused sales and sales-related infrastructure, we may encounter challenges in the continued and efficient management of such capabilities which could adversely affect our financial results.

We sell our products to wholesale distributors who in turn sell our products to hospitals and clinics, our end customers. We cannot assure you that our end customers will continue their current patterns of purchasing and using our products. Any delay or deferral in purchasing decisions or any decision to return our products by our wholesalers or end customers due to our marketing and sales efforts, competition or other factors could have a material adverse effect on our product revenues and financial results. We continue to refine our trade practices and more effectively enforce trade policies with our wholesalers to be more consistent with what we believe to be industry standards and the natural demand for our products by end customers. Our past efforts in this regard have resulted in our declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We expect to continue to make refining adjustments to our trade practices to more effectively manage our channel inventory levels to meet end customer demand.

We are a large, geographically diverse organization, and if our management is unable to manage our organization efficiently, our operating results will suffer.

We face challenges inherent in efficiently managing a large number of employees over large geographic distances and across multiple functional disciplines, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully our large, geographically diverse organization and the inability to retain or replace key employees could have a material adverse effect on the operating results of our company and, as a result, on the market price of our common stock.

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

Our collaboration arrangements with Roche and with Biogen Idec are particularly important to us. Effective in August 2005, Biogen Idec and we entered into a long-term agreement under which Biogen Idec became our partner on three of our antibody clinical programs, daclizumab in certain indications including MS and M200 and HuZAF in all indications. We and Biogen Idec had been conducting a proof of concept Phase 2 trial of HuZAF in severe rheumatoid arthritis, however, based on our preliminary evaluation of data from this open label study, we and Biogen Idec have jointly agreed to discontinue development of HuZAF in severe rheumatoid arthritis. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications. In October 2005, we expanded our existing relationship with Roche and our collaboration now includes the co-development and commercialization of daclizumab for asthma and for organ transplant patients on longer-term maintenance therapy (transplant maintenance). These collaboration agreements provide for the development, manufacture and potential commercialization of products. PDL and each of our partners assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Roche and by Biogen Idec, respectively, of their obligations under the agreements. The failure of these partners to perform their obligations, our failure to perform our obligations under either agreement, our failure to effectively manage the relationship, or a material contractual dispute between us and either Biogen Idec or Roche would have a material adverse effect on our prospects or financial results. Moreover, our financial results are dependent in substantial part upon on our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaborations, and particularly our collaboration with Biogen Idec, will vary depending on the work performed by us and our partners in any particular reporting period.

We rely on other collaborators, such as Orphan Therapeutics with respect to terlipressin, as well as other third parties, such as clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not be able to obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

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

License, collaboration and other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing agreements with third-party business partners. In addition, based on current accounting principles and guidance, we currently recognize reimbursement of expenses under our existing collaborative arrangements as revenue at the time the work is performed under the collaboration. In the event that there is a change in the accounting principles or guidance that would result in a “netting” of revenues and expenses during the period in which the work is performed, our revenues would be reduced and netted with related expenses, although our net loss would not change. Nevertheless, a change to this effect would likely reduce our reported rate of growth in licensed and other and total revenues from historical periods due to this change in accounting. The recognition of license, collaboration and other revenue that we otherwise would defer and recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our revenue during that period to be higher than it otherwise would have been had the circumstances not occurred. For example, if a licensee of ours terminates a development program for which we received an upfront non-refundable fee that required our ongoing performance, the recognition of the revenue would be accelerated and recognized in the period in which the termination occurred. In addition, revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

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

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European antibody humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to take place in July 2006. Due to a schedule conflict, we petitioned to have the oral proceeding rescheduled to a more convenient time. The Opposition Division accepted our petition. A rescheduled date for these oral proceedings is now set to occur on April 23, 2007 before the Opposition Division. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our second European patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents and, if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related United States and Japanese patents.

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

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, we have been successful in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to be successful in our licensing efforts in the future. In the past we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody product was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of potentially new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety or efficacy data to obtain necessary regulatory approvals. For example, in August 2006, we announced that the Phase 3 study of terlipressin did not meet its primary endpoint of reversing type 1 hepatorenal syndrome compared to placebo although there appeared to be no significant differences in overall safety between the terlipressin and placebo arms of the study. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or failures of our clinical trials as a result of many factors, all of which may increase the costs and expense associated with the trial, including:

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis and our partner Orphan Therapeutics has received fast track designation from the FDA for terlipressin for Hepatorenal Syndrome, Type 1, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion or terlipressin will receive regulatory approval.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies, that are marketed by the licensees or others. In addition, even if our licensees receive regulatory approval to sell a drug on which we would receive royalties, the marketing of such drug could be suspended or terminated either voluntarily by the licensee or by order of a regulatory agency or other governmental body as a result of safety or other events. For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of Tysabri, a drug approved to treat MS and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri. In July 2006, Biogen Idec and Elan announced the reintroduction of Tysabri, however, Tysabri’s label will include prominent warnings regarding Tysabri’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri treatment and to minimize the risk of PML potentially associated with Tysabri monotherapy. Notwithstanding the reintroduction of Tysabri, there can be no assurance that Biogen Idec and Elan will be successful in marketing Tysabri after its reintroduction or that we receive any significant royalties from future sales of Tysabri.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We believe we have been successful in hiring and retaining key personnel in the past; however, we face significant competition for experienced personnel.

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

We intend to continue to manufacture potential products for use in preclinical and clinical trials using our new manufacturing facility in Brooklyn Park, Minnesota in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibody products that comply with these standards is an expensive, time-consuming and complex process and is subject to a number of risks that could result in delays and/or the inability to produce sufficient quantities of such products in a commercially viable manner. Our collaborative partners and we have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third-party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can also interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share.

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale at an acceptable cost, we will need to improve and expand our manufacturing capabilities. Our current plans are to use our new manufacturing plant in order to manufacture initial commercial supplies of Nuvion and daclizumab. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully operate our manufacturing plant. We may encounter problems with the following:

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

If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Changing the manufacturing site of a drug is considered to be a change in the manufacturing process for that drug, therefore moving production to our Brooklyn Park, Minnesota manufacturing facility from our Plymouth, Minnesota facility or from third parties will entail manufacturing changes that would require FDA approval. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our inability to maintain our manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

We depend on outside vendors for the supply of raw materials used to produce our products and product candidates. Once a supplier’s materials have been selected for use in the manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct preclinical testing and clinical trials of product candidates would be adversely affected. This could impair our competitive position. For example, one of our contract manufacturers recently had production issues and incurred additional production costs. As a result, we agreed to share the related costs even though we are only responsible for purchasing the inventory from successfully manufactured lots.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2006 to August 3, 2006, our common stock closed as high as $32.80 per share and as low as $17.23 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

Compliance with changing regulation of corporate governance and public disclosure has resulted in additional expenses, and the expenses have been, and may in the future be unpredictable, and adversely affect our results. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations or guidance and Nasdaq Global Select Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Holders of the 2005 Notes may require us to purchase all or any portion of their 2005 Notes upon a fundamental change, which generally is defined as the occurrence of any of the following: (1) our common stock is not traded on a national securities exchange or listed on The Nasdaq Global Select Market; (2) any person acquires more than 50% of the total voting power of all shares of our capital stock; (3) certain mergers, consolidations, sales or transfers involving us occur; or (4) our board of directors does not consist of continuing directors. In certain situations, holders of the 2005 Notes will not have a repurchase right even if a fundamental change has occurred. In addition, we may not have sufficient cash funds to repurchase the 2005 Notes upon such a fundamental change. Although there are currently no restrictions on our ability to pay the purchase price, future debt agreements may prohibit us from repaying the purchase price. If we are prohibited from repurchasing the 2005 Notes, we could seek consent from our lenders at the time to repurchase the 2005 Notes. If we are unable to obtain their consent, we could attempt to refinance their debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from repurchasing the 2005 Notes upon a fundamental change. If we were unable to purchase the 2005 Notes upon a fundamental change, it would result in an event of default under the indenture. An event of default under the indenture could result in a further event of default under our other then-existing debt. In addition, the occurrence of the fundamental change may be an event of default under our other debt, which could have a significant adverse affect on our financial condition.

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

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, our acquisition of the rights to Retavase and our acquisition of certain rights with respect to daclizumab using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions. Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of acquired intangible assets becomes impaired in the future, as experienced with the review for impairment of the off-patent branded products in the third quarter of 2005, we may be required to incur material charges relating to the impairment of such assets, and possibly goodwill as well. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of our common stock.

Failure to achieve revenue targets or raise additional funds in the future may require us to reduce the scope of or eliminate one or more of our planned activities.

The acquisitions of ESP Pharma and certain rights to Retavase required net cash payments of approximately $432.5 million. While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of June 30, 2006, there has been no material change in our interest rate exposure from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the three and six months ended June 30, 2006 and 2005, there was no material foreign currency exchange impact on our Condensed Consolidated Statements of Operations from our intercompany transactions. As of June 30, 2006, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005 (Annual Report). As reported in our Annual Report, we are involved in administrative opposition proceedings being conducted by the European Patent Office with respect to our first European patent relating to humanized antibodies. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office which were then scheduled to take place in July 2006. Due to a schedule conflict, we petitioned to have the oral proceeding rescheduled to a more convenient time. The Opposition Division accepted our petition. A rescheduled date for these oral proceedings is now set to occur on April 23, 2007 before the Opposition Division.

ITEM 1A. RISK FACTORS

Other than with respect to the new risk factor regarding the life cycle or our product portfolio and the revisions to the following risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

If we do not effectively manage the life cycle of our product portfolio, our results of operations will suffer.

In the quarter ended June 30, 2006, sales of Cardene IV, IV Busulfex and Retavase accounted for 37% of total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents which we own or hold licenses to that cover Cardene IV, IV Busulfex and Retavase will expire between 2009 and 2015. As we seek to enhance the usefulness and value of our products, we are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

The manufacturing of Retavase is a complex process that requires the services of a number of third parties, and our failure to timely or efficiently manufacture Retavase could cause our results of operations to suffer.

Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. (Diosynth) and Roche. The manufacturing of this product for use as a therapeutic in compliance with regulatory requirements is complex, time-consuming and expensive and historically subject to periodic batch failure because of the complexity of the manufacturing process. Recently, however, one of our contract manufacturers has experienced higher than expected batch failure rates. As a result, we and that contract manufacturer have agreed to temporarily cease Retavase manufacturing and run test batches for the purpose of analyzing and improving the manufacturing process. Although we currently have enough inventory of Retavase to satisfy our expected sales through mid-2008, our inability to reduce batch failure rates and timely and efficiently manufacture Retavase could result in the reduction or interruption of commercial sales and could impair our competitive position.

Difficulties in managing our sales, marketing and distribution groups could adversely affect our product revenues and financial results.

Prior to our acquisition of ESP Pharma in March 2005, we did not sell, market or distribute any products. Although we have integrated our pre-merger operations with the operations of ESP Pharma and we have retained and increased the size of the hospital-focused sales and sales-related infrastructure, we may encounter challenges in the continued and efficient management of such capabilities which could adversely affect our financial results.

We sell our products to wholesale distributors who in turn sell our products to hospitals and clinics, our end customers. We cannot assure you that our end customers will continue their current patterns of purchasing and using our products. Any delay or deferral in purchasing decisions or any decision to return our products by our wholesalers or end customers due to our marketing and sales efforts, competition or other factors could have a material adverse effect on our product revenues and financial results. We continue to refine our trade practices and more effectively enforce trade policies with our wholesalers to be more consistent with what we believe to be industry standards and the natural demand for our products by end customers. Our past efforts in this regard have resulted our declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We expect to continue to make refining adjustments to our trade practices to more effectively manage our channel inventory levels to meet end customer demand.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such product revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners and our ability to estimate reserves for potential product returns.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended June 30, 2006, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 92% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of June 30, 2006, these three U.S. wholesalers represented approximately 91% of our outstanding accounts receivable from product sales. In the fourth quarter of 2005 and the first quarter of 2006, we had significant adjustments to returns of off-patent branded products acquired in our acquisition of ESP Pharma. These adjustments were due primarily to unexpected returns from wholesalers. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand. Nevertheless, in the absence of a written agreement with a wholesaler or distribution partner, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to the date we acquired ESP Pharma. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on June 14, 2006 at our corporate headquarters in Fremont, California. Of the 114,430,549 shares of common stock outstanding as of April 24, 2006, the record date for the meeting, 103,092,195 shares were present at the meeting or represented by proxy, representing approximately 90% of the total votes eligible to be cast.

At the meeting, our stockholders voted on the election of three Class II directors to hold office until our 2009 annual meeting of stockholders. The tabulation of the votes for the election of these directors is set forth below:

Nominee	For	Withheld
Karen A. Dawes	99,584,585	3,507,610
Bradford S. Goodwin	99,544,531	3,547,664
Mark McDade	98,383,833	4,708,362

In addition to the election of Ms. Dawes, Mr. Goodwin and Mr. McDade, the following directors each have a term of office as a director that continued after the meeting: Laurence Jay Korn, Max Link, Samuel Broder, Jon S. Saxe, and L. Patrick Gage.

At the meeting, the stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
100,428,975	1,402,365	1,260,855	—

At the meeting, our stockholders voted to approve any adjournments of the meeting to another time or place, if necessary, in the judgment of the proxy holders, for the purpose of soliciting additional proxies in favor of any of the proposals considered at the meeting. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
43,650,488	41,444,652	17,997,055	—

ITEM 6. EXHIBITS

10.1	1999 Stock Option Plan.

10.2	1999 Nonstatutory Stock Option Plan.

10.3	1999 Stock Option Plan, as Amended Through February 20, 2003.

10.4	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan.

10.5	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan.

10.6	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan.

10.7	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan.

10.8	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.

10.9	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan.

10.10	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006

PDL BIOPHARMA, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ George Jue
George Jue
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)