Form 10-Q
period 2006-09-30
PDL BIOPHARMA, INC.
filed 2006-11-07
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 115,226,181 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

PDL BioPharma, the PDL logo and HuZAF™ are considered trademarks and Cardene®, Retavase®, Busulfex® and Nuvion® are registered trademarks of PDL BioPharma, Inc. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales, net	$41,064	$43,594	$117,650	$83,094
Royalties	42,533	26,003	140,524	96,695
License, collaboration and other	27,795	7,536	48,754	17,127

Total revenues	111,392	77,133	306,928	196,916

Costs and expenses:
Cost of product sales	17,433	22,209	61,874	43,481
Research and development	70,880	49,480	195,263	125,080
Selling, general and administrative	26,672	26,795	84,167	54,267
Acquired in-process research and development	—	—	—	79,417
Other acquisition-related charges	2,615	6,266	5,910	9,473
Asset impairment charges	1,656	15,225	2,556	15,225

Total costs and expenses	119,256	119,975	349,770	326,943

Operating loss	(7,864)	(42,842)	(42,842)	(130,027)
Interest and other income, net	5,042	2,027	12,436	6,835
Interest expense	(3,693)	(2,671)	(9,465)	(7,522)

Loss before income taxes	(6,515)	(43,486)	(39,871)	(130,714)
Income tax expense	208	1,680	441	1,767

Net loss	$(6,723)	$(45,166)	$(40,312)	$(132,481)

Net loss per basic and diluted share	$(0.06)	$(0.43)	$(0.36)	$(1.30)

Shares used in computation of net loss per basic and diluted share	113,868	105,272	113,293	101,910

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data or where otherwise noted)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$205,133	$183,377
Marketable securities, including $0 million and $6.8 million of restricted investments at September 30, 2006 and December 31, 2005, respectively	178,992	101,617
Accounts receivable, net of allowances of $13.5 million and $12.8 million at September 30, 2006 and December 31, 2005, respectively	16,479	19,116
Inventories	22,102	17,728
Deferred tax assets	4,778	9,244
Prepaid and other current assets	10,824	18,272
Short-term note receivable	—	30,000

Total current assets	438,308	379,354
Long-term marketable securities	34,874	48,928
Restricted cash	3,269	—
Land, property and equipment, net	269,256	266,053
Goodwill	69,954	57,783
Other intangible assets, net	369,484	397,266
Other assets	11,638	13,770

Total assets	$1,196,783	$1,163,154

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,406	$2,728
Accrued compensation	17,220	16,401
Royalties payable	4,114	3,295
Other accrued liabilities	63,888	37,662
Deferred revenue	8,973	11,290
Current portion of other long-term liabilities	631	676

Total current liabilities	100,232	72,052
Convertible notes	499,998	499,998
Deferred tax liabilities	5,066	—
Long-term deferred revenue	40,250	57,743
Other long-term liabilities	10,550	7,296

Total liabilities	656,096	637,089
Stockholders' equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 114,128 and 112,062 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,141	1,121
Additional paid-in capital	1,020,565	969,118
Deferred stock-based compensation	—	(1,998)
Accumulated deficit	(480,421)	(440,109)
Accumulated other comprehensive loss	(598)	(2,067)

Total stockholders’ equity	540,687	526,065

Total liabilities and stockholders’ equity	$1,196,783	$1,163,154

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(40,312)	$(132,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process research and development	—	79,417
Asset impairment charges	2,556	15,225
Depreciation	23,542	11,214
Amortization of convertible notes offering costs	1,759	1,620
Amortization of intangible assets	33,177	26,506
Stock-based compensation expense	17,740	510
Loss on disposal of fixed assets	78	—
Tax benefit from employee stock options	—	300
Excess tax benefit from stock-based compensation arrangements	(450)	—
Changes in assets and liabilities:
Accounts receivable, net	2,637	(26,231)
Interest receivable	(816)	(157)
Inventories	(4,494)	48
Other current assets	11,914	(9,123)
Other assets	372	459
Accounts payable	2,843	4,243
Accrued liabilities	40,064	2,727
Deferred tax liabilities	5,066	—
Deferred revenue	(19,810)	39,286

Total adjustments	116,178	146,044

Net cash provided by operating activities	75,866	13,563

Cash flows from investing activities:
Purchases of marketable securities	(277,913)	—
Maturities of marketable securities	210,048	147,060
Maturities of restricted securities	6,829	6,876
Repayment of note receivable	30,000	—
Adjustment to goodwill related to ESP Pharma acquisition	365	15,655
Cash paid for ESP Pharma acquisition, net of cash acquired	—	(322,558)
Cash paid for Retavase acquisition	—	(110,000)
Purchase of intangible assets	(18,777)	—
Sale of intangible assets	2,750	—
Proceeds from sale of equipment	109	—
Purchase of land, property and equipment	(26,932)	(32,564)
Transfer to restricted cash	(3,269)	—

Net cash used in investing activities	(76,790)	(295,531)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,521	131,117
Proceeds from issuance of convertible notes	—	241,831
Excess tax benefit from stock-based compensation arrangements	450	—
Payments on other long-term obligations	(291)	(609)

Net cash provided by financing activities	22,680	372,339

Net increase in cash and cash equivalents	21,756	90,371
Cash and cash equivalents at beginning of the period	183,377	91,395

Cash and cash equivalents at end of the period	$205,133	$181,766

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

Certain reclassifications of prior period amounts have been made in our Condensed Consolidated Balance Sheet to conform to the current period presentation. In addition, we reclassified certain prior period charges from contra-revenues to other acquisition-related charges for Retavase product returns that related to products sold by Centocor, Inc. prior to our acquisition of the rights to the product in March 2005. In the second quarter of 2006, we reclassified such amounts to be consistent with the accounting treatment for other similar charges incurred subsequent to our acquisition of ESP Pharma in March 2005 that were associated with pre-acquisition operations. The impact of the reclassification increased product sales, net, and other acquisition-related charges by approximately $1.9 million and $1.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. In June 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we revised our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, in June 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05 for the nine-month period ended September 30, 2006.

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

The following table summarizes revenues from our customers and licensees who individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2006 and 2005 (as a percentage of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customers
Cardinal Health, Inc.	13%	19%	18%	16%
McKesson Corp.	13%	20%	13%	17%
AmerisourceBergen Corp.	11%	16%	13%	12%
Licensees
Genentech, Inc. (Genentech)	37%	29%	36%	31%
MedImmune, Inc. (MedImmune)	*	*	10%	15%

*	Represents less than 10%

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123R-3). We must follow either the transition guidance for the additional paid-in capital (APIC) pool in paragraph 81 of SFAS 123(R) or the alternative transition method described in FSP 123R-3. Paragraph 81 of SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123(R) for recognition purposes. FSP 123R-3 provided an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). FSP 123R-3 includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon our adoption of SFAS 123(R). We are reviewing the two methods and will elect an appropriate method by the end of 2006.

We account for stock options granted to persons other than employees or directors at fair value using the Black-Scholes option-pricing model in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options granted to such persons and stock options that are modified and continue to vest when an employee has a change in employment status are subject to periodic revaluation over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the three- and nine-month periods ended September 30, 2006 was $21,000 and $0.2 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the corresponding periods of 2005.

Stock-Based Incentive Plans

We have four active stock-based incentive plans under which we may grant stock-based awards to our employees, officers, directors and consultants. The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, subject to outstanding awards and available for grant under each of these plans as of September 30, 2006 is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards		Total Shares of Common Stock Available for Grant
1999 Stock Option Plan	9,568,694	2,103,559	5,574,102		1,891,033
1999 Nonstatutory Stock Option Plan	11,000,000	3,130,740	7,252,365		616,895
2002 Outside Directors Stock Option Plan	480,000	40,000	233,500		206,500
2005 Equity Incentive Plan	2,300,000	25,175	1,378,788	(1)	896,037
1991 Nonstatutory Stock Option Plan(2)	14,131,306	13,119,034	1,012,272	(3)	—

(1)	Includes 137,525 restricted shares of our common stock that had not vested and were subject to forfeiture as of September 30, 2006.
(2)	This plan expired in 2001 and we no longer may grant awards under this plan.
(3)	These shares of common stock are subject to options that were granted before the 1991 Nonstatutory Stock Option Plan expired. All of the shares subject to these options are vested. Shares subject to options that are cancelled or expire without being exercised will automatically be added to the number of shares of common stock authorized for issuance under our 1999 Stock Option Plan.

Stock options granted to employees under our plans in connection with the start of employment customarily vest over four years with 25% of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting monthly after the first anniversary at a rate of one thirty-sixth of the remaining nonvested shares subject to the stock option. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vest monthly after the grant date or such other vesting start date set by the company on the grant date at a rate of one forty-eighth of the shares subject to the option. Each outstanding stock option granted prior to mid-July 2005 has a term of 10 years. Stock options granted after mid-July 2005 have a term of seven years.

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

Our 2002 Outside Directors Stock Option Plan provides for the automatic grant of stock options to outside directors upon appointment and annually after our annual meeting of stockholders. Stock options granted under our 2002 Outside Directors Stock Option Plan generally vest monthly over one year after the date of grant.

Employee Stock Purchase Plan

In addition to the stock-based incentive plans described above, we adopted the 1993 Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees who own less than 5% of our outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under our ESPP equals 85% of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower. Of the 2,400,000 shares authorized for issuance under our ESPP, as of September 30, 2006, 1,919,805 have been issued and 480,195 remain available for future issuance.

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

The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” to our stock-based compensation plans prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model. Disclosures for the three and nine months ended September 30, 2006 are not presented in the table below because stock-based compensation to employees and directors were accounted for under SFAS 123(R) during these periods and recognized in our Condensed Consolidated Statements of Operations.

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(45,166)	$(132,481)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	121	265
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of taxes	(5,303)	(14,095)

Pro forma net loss	$(50,348)	$(146,311)

Net loss per basic and diluted share:
As reported	$(0.43)	$(1.30)

Pro forma	$(0.48)	$(1.44)

Adoption of SFAS 123(R)

We calculated stock-based compensation expense recognized in the three and nine months ended September 30, 2006 under SFAS 123(R) based on the number of awards ultimately expected to vest, net of estimated forfeitures. SFAS 123(R) requires us to estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS 123(R) using the modified prospective application transition method, which requires that we recognize compensation expense in our consolidated financial statements for all awards granted to employees and directors after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123(R). Upon adopting SFAS 123(R), we changed from the multiple-option approach to the single-option approach to value stock-based awards with a measurement date on or subsequent to January 1, 2006. In addition, we are amortizing the fair value of these awards using the straight-line attribution method. We believe that the single-option approach with straight-line attribution better reflects the level of service to be provided over the vesting period of our awards. We continue to expense the nonvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution. In addition, in connection with the adoption of SFAS 123(R), we eliminated the remaining balance of the deferred stock-based compensation against APIC.

During the three and nine months ended September 30, 2006, we capitalized stock-based compensation costs of $27,000 and $55,000, respectively, under SFAS 123(R) in inventory. Since substantially all of the products sold in the first nine months of 2006 were manufactured prior to January 1, 2006 when we did not capitalize stock-based compensation expense in inventory, we did not recognize any stock-based compensation expense as a component of cost of product sales in the first nine months of 2006. However, we will recognize the related expenses in cost of product sales in the period the related inventories are sold.

Stock-based compensation expense recognized under SFAS 123(R) for employees and directors was as follows:

(in thousands, except per share amounts)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$3,499	$10,171
Selling, general and administrative	2,472	7,323

Total stock-based compensation expense	5,971	17,494
Tax benefit related to stock-based compensation expense	—	—

Net effect on net loss	$5,971	$17,494

Effect on net loss per basic and diluted share	$(0.05)	$(0.15)

Valuation Assumptions

The stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 and presented in the pro forma disclosure required under SFAS 123 for the three and nine months ended September 30, 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted Average:
Expected term (in years)	4.0	3.5	4.0	3.1
Volatility	48%	63%	48%	64%
Risk-free interest rate	5.0%	3.9%	5.0%	3.7%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted Average:
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	46%	38%	43%	42%
Risk-free interest rate	5.2%	3.6%	4.8%	3.4%
Dividend yield	0%	0%	0%	0%

Our expected term represents the period that we expect our stock-based awards to be outstanding, which we determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. We base expected volatility on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our options at the time of grant. We have not issued any dividends and do not anticipate paying any cash dividends in the foreseeable future. We therefore have assumed a dividend yield of zero for purposes of these fair value estimations.

Stock Option Activity

A summary of our stock option activity since December 31, 2005 is presented below:

Options	Total Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	14,342,264	$17.89
Granted	3,329,012	19.62
Forfeited	(748,785)	17.77
Exercised	(1,479,904)	13.91
Expired	(129,085)	28.50

Outstanding as of September 30, 2006	15,313,502	$18.57	6.13	$47,446

Exercisable as of September 30, 2006	8,736,165	$18.07	5.45	$35,457

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $19.20 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of September 30, 2006 was $44.4 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 2.8 years.

Additional information regarding our options granted and exercised for the three and nine months ended September 30, 2006 and 2005 is set forth in the following tables:

	Options Granted
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value per share	$7.52	$10.88	$8.35	$8.79

	Options Exercised
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Cash received	$2,407	$19,536	$20,580	$29,687
Aggregate intrinsic value	$1,225	$27,756	$21,538	$37,146

Restricted Stock

A summary of our restricted stock activity since December 31, 2005 is presented below:

	Restricted Stock
	Number of shares	Weighted- average grant-date fair value
Nonvested at December 31, 2005	103,200	$21.88
Awards granted	59,500	$19.09
Awards vested	(25,175)	$(21.73)
Awards canceled/expired/forfeited	—	$—

Nonvested at September 30, 2006	137,525	$20.70

Total unrecognized compensation cost related to nonvested restricted stock outstanding as of September 30, 2006 was $2.7 million, which we expect to recognize over a weighted-average period of 3.2 years. A total of 25,175 shares of restricted stock vested during the three and nine months ended September 30, 2006.

ESPP

The stock-based compensation expense in connection with our ESPP discussed above for the three and nine months ended September 30, 2006 was $0.4 million and $1.2 million, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We will adopt the interpretation on January 1, 2007. We are in the process of determining the impact of the interpretation, if any, on our financial position and results of operations.

2. ESP Pharma Acquisition and Subsequent Divestitures of Off-Patent Branded Products

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

On the acquisition date in March 2005, we believed beyond a reasonable doubt that the 2,523,588 shares placed into escrow would ultimately be released to former ESP Pharma stockholders and, therefore, we included the value of such shares in the calculation of the purchase price on the acquisition date. However, during the second, third and fourth quarters of 2005, we incurred various costs and recognized certain liabilities that related to ESP Pharma operations prior to our acquisition of the business. Specifically, we experienced a significant volume of product returns related to products sold by ESP Pharma prior to our acquisition of the business (pre-acquisition sales). During the fourth quarter of 2005, we determined that the value of these escrow shares should not have been included in the purchase consideration until the underlying contingencies were resolved and the shares were released from escrow in favor of the former ESP Pharma stockholders. As there was reasonable doubt that substantially all of the shares held in the escrow account ultimately would be released to the ESP Pharma stockholders at the end of this escrow period, we revised the purchase price to exclude the value of these shares. This revision reduced the original recorded goodwill and stockholders’ equity by approximately $36.1 million at March 31, 2005.

Additionally, during the second quarter of 2006, we reached a settlement with the IRS regarding certain pre-acquisition tax issues of ESP Pharma for the tax year ended December 31, 2003 and during the third quarter of 2006, certain contingent tax liabilities lapsed for the tax year ended December 31, 2002. Accordingly, we reduced the amount of purchase price originally allocated to goodwill by $0.2 million in the second quarter ended June 30, 2006 and by $0.4 million in the third quarter ended September 30, 2006.

Pursuant to the terms of the Escrow Agreement governing the escrow account, 1,260,842 and 350,735 shares of common stock held in escrow were released from escrow to the ESP Pharma stockholders in September 2005 and March 2006, respectively. In connection with these releases, we increased goodwill by $35.3 million and $11.2 million, representing the fair value of the shares released on the dates of release in September 2005 and March 2006, respectively. In addition, a total of 952 shares were removed from the escrow account and cancelled in 2005 due to ESP Pharma’s breaches of certain representations and warranties under the Amended and Restated Agreement and Plan of Merger.

In April 2006, we resolved one of the disputed claims with the ESP Pharma stockholders and, as a result, 50,673 shares of common stock in escrow were released to the ESP Pharma stockholders. Accordingly, we recorded an additional $1.5 million of goodwill. We have not been able to resolve any of the remaining disputed claims since that time.

In July 2006, we filed a demand for arbitration with Judicial Arbitration and Mediation Services to resolve the disputed claims against the remaining 860,386 shares of common stock in escrow. In September 2006, the ESP Pharma stockholders responded to our demand for arbitration denying all of our claims. An arbitrator has not yet been chosen in this matter and no arbitration proceedings have been scheduled or occurred. We believe all current claims against these 860,386 shares are valid and we will vigorously assert our claims against these shares in the arbitration proceeding; however, we cannot be certain of the outcome at this time.

The net book value of acquired assets and liabilities, which approximated fair value as of March 23, 2005, was as follows (in thousands):

Assets:
Cash and cash equivalents	$2,442
Inventories	4,612
Other current assets	1,904
Fixed assets	808

Total assets	9,766

Liabilities:
Accounts payable	1,836
Accrued compensation	1,803
Accrued royalties	5,432
Accrued sales rebates	4,817
Other current liabilities	10,518

Total liabilities	24,406

Net book value of acquired assets and liabilities	$(14,640)

We allocated the revised purchase price as follows (in thousands):

Net liabilities assumed	$(14,640)
Goodwill	31,262
Intangible assets	339,200
Acquired in-process research and development	79,417

Total purchase price	$435,239

The $339.2 million value assigned to the intangible assets related to product rights for the six products – Cardene IV, IV Busulfex, Declomycin, Sectral, Tenex and Ismo – acquired by us. During 2005, we concluded that the carrying amount of the product rights for the off-patent branded products, consisting of Declomycin, Sectral, Tenex and Ismo, was impaired as the estimated fair value of these product rights was less than the net carrying value. Accordingly, we recorded an impairment charge in 2005 to reduce the carrying value of these product rights to the fair value. During 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). In addition, we wrote down inventory by $1.1 million related to the off-patent branded product inventory on hand as of December 31, 2005 based on its expected realizable amount. We completed the sale of these products in the first quarter of 2006. We are amortizing the value assigned to the remaining two products, Cardene IV and IV Busulfex, over 10 and 12 years, or a weighted-average period of 10.4 years, the estimated useful lives of these assets, respectively.

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

As we did not identify any pre-acquisition contingencies on the acquisition date, under SFAS 141, charges incurred subsequent to our acquisition of ESP Pharma that are associated with pre-acquisition operations are included in the Condensed Consolidated Statements of Operations. As such charges directly relate to ESP Pharma operations prior to our acquisition of the business, we recognize them as operating expenses rather than as a reduction to current period product sales. We recorded a total of $1.0 million and $2.5 million, respectively, in the three and nine months ended September 30, 2006 compared to $5.8 million and $8.6 million in the corresponding periods of 2005 for other acquisition-related charges, excluding charges related to Retavase.

As part of the allocation of the purchase price, $79.4 million was allocated to acquired in-process research and development related to ESP Pharma’s clinical stage research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Value
		(in thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for type 1 hepatorenal syndrome (HRS)	$23,765
Ularitide	A synthetic form of the natriuretic peptide for the treatment of acute decompensated heart failure	55,652

		$79,417

Orphan Therapeutics, LLC (Orphan Therapeutics), our third-party licensor and the holder of the Investigational New Drug application for terlipressin, conducted a Phase 3 trial of terlipressin in patients with type 1 HRS in the United States. In August 2006, we announced that the trial did not meet its primary endpoint. Orphan Therapeutics continues to analyze the study data and we and Orphan Therapeutics are scheduled to discuss the findings with the U.S. Food and Drug Administration (FDA) in November 2006. Our discussions with the FDA will impact our future decisions regarding the potential future development of terlipressin.

We completed the Scientific Advice procedure with the European Medicines Agency (EMEA) to define the Phase 3 trial requirements for ularitide and have been planning to initiate a two-study, 3,300-patient Phase 3 trial in Europe. As we have been planning for the initiation of these trials, we also have been conducting discussions with potential partners for the ularitide program. Based on our partnering discussions, we believe potential partners want to have active involvement in the registration program. As a result, we decided to delay the start of the planned European trials until we have partnered the ularitide program to better ensure the successful development of ularitide. Separately, we plan to start a U.S.-based Phase 1 dose-ranging study to define dose-limiting toxicity that the FDA asked us to conduct.

The nature of the remaining efforts for completion of research and development of these projects primarily consist of clinical trials, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist which could prevent completion of development, including the uncertainty and timing of patient enrollment and uncertainties related to the results of the clinical trials, and obtaining FDA and other regulatory body approvals. Feedback from regulatory authorities or results from clinical trials might require modifications or delays in later stage clinical trials or additional trials to be performed. For example, the Phase 3 trial of terlipressin did not meet its primary endpoint and, pending discussions with the FDA, the FDA may require that additional trials be performed prior to applying for marketing approval. We cannot be certain that these potential products will be approved in the United States or the European Union or whether marketing approvals will have significant limitations on their use. We may not successfully commercialize these acquired products due to the uncertainties associated with the pricing of new pharmaceuticals and the fact that the cost of sales to produce these products in a commercial setting has not been determined. As a result, we may make a strategic decision to discontinue development of a given product if we do not believe successful commercialization is possible. If these programs cannot be completed on a timely basis or at all, then our prospects for future revenue growth would be adversely impacted.

3. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma acquisition, the assumed exercise of stock options and restricted stock and the assumed issuance of stock under our ESPP using the treasury stock method, and the assumed conversion of convertible notes using the if-converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of the common equivalent shares outstanding in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the Condensed Consolidated Statements of Operations and excluded from the table presented in the Stock-Based Compensation section in Note 1 above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Stock options	14,936	15,642	14,090	15,605
Common stock in escrow	860	2,428	984	1,724
Restricted stock	130	90	115	30
ESPP	150	111	141	92
Convertible notes	22,970	22,970	22,970	21,224

Total	39,046	41,241	38,300	38,675

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. The following table presents the calculation of our comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net loss	$(6,723)	$(45,166)	$(40,312)	$(132,481)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	703	(475)	1,469	(932)

Total comprehensive loss	$(6,020)	$(45,641)	$(38,843)	$(133,413)

5. Balance Sheet Details

Restricted Cash

Included in the balance of cash and cash equivalents as of September 30, 2006 is restricted cash of $0.2 million, which represents a letter of credit related to car leases for our sales force that expires in less than one year. In July 2006, we recorded an additional $3.3 million as non-current restricted cash that is pledged and serves as a security deposit under the lease agreements we entered into in July 2006 for our new headquarter facilities in Redwood City, California to which we plan to move in 2007. No restricted cash was included in the balance of cash and cash equivalents as of December 31, 2005.

Short-Term Note Receivable

In May 2006, we received payment on the $30.0 million five-year convertible note receivable from Exelixis, Inc., which matured in May 2006.

Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$10,186	$6,249
Work-in-process	5,835	9,332
Finished goods	6,081	2,147

Total	$22,102	$17,728

Goodwill

The increase in goodwill from December 31, 2005 to September 30, 2006 was primarily attributable to the release of 0.4 million shares of common stock held in escrow in connection with the ESP Pharma acquisition, which was partially offset by a $0.2 million reduction due to a settlement of certain pre-acquisition tax issues and a $0.4 million reduction due to the lapsing of certain pre-acquisition tax liabilities of ESP Pharma. See Note 2 for further details.

Other Intangible Assets, Net

Acquisition of Cardene Rights

In September 2006, we acquired from Roche all rights to Cardene owned by them, including rights to the Cardene trademark, rights to the Cardene Immediate Release product (Cardene IR) and the Cardene Sustained Release product (Cardene SR), and inventories for both Cardene SR and Cardene IR products. In connection with this transaction, we now own rights to all formulations of Cardene. In consideration for these rights, we agreed to pay Roche $13.9 million, $3.7 million of which was due upon signing of the agreement, $6.7 million of which is due during the first half of 2007 upon the delivery of additional Cardene SR inventory from Roche, and $3.5 million of which is due upon FDA approval of the technology transfer of the manufacturing process for nicardipine, the active pharmaceutical ingredient in the manufacture of all Cardene products, which we expect to occur in 2008. Under the terms of the arrangement, we are now obligated to pay royalties to Roche only on sales of intravenous Cardene products that fall under the existing relevant Cardene U.S. patents through patent expiration, which is currently November 2009, but do not owe additional royalties on sales of the oral products.

In connection with the transaction, during the three months ended September 30, 2006, we recorded $10.7 million of the purchase price, which was allocated to each element of the arrangement based on each element’s relative fair value, as follows (in thousands):

Inventories	$1,273
Intangible assets	3,776
Research and development expense	5,621

$10,670

We determined the fair value of the elements in the arrangement consistent with the objective of measuring fair value under SFAS No. 142, “Goodwill and Other Intangible Assets.” The fair value of the inventories and intangible assets acquired included both Cardene IR and Cardene SR products. Since we are not going to sell the Cardene IR product going forward, we wrote off the fair value attributable to Cardene IR inventories and recorded $0.2 million as asset impairment charges during the third quarter of 2006. We expect to amortize the $3.8 million we allocated to intangible assets relating to Cardene SR over a period of three years, which approximates the remaining patent life. We also recognized $5.6 million of the purchase price as research and development expenses, representing the net present value of the estimated royalty amounts we potentially saved related to preliminary research pertaining to potential products that are outside the scope of the existing Cardene U.S. patents. These research efforts were incomplete and had not yet reached technological feasibility as of the date of the transaction with Roche.

In addition to the $10.7 million purchase price recorded in the third quarter of 2006, we expect to record the fair value of additional Cardene SR inventory, totaling approximately $3.2 million, once such inventory is delivered to us from Roche, which is expected in the first half of 2007.

Retavase Product Rights

Under the March 2005 agreement with Centocor for the purchase of the rights to Retavase, in addition to the $110.0 million paid upon the execution of the agreement, we agreed to pay up to $45.0 million in milestone payments to Centocor upon the occurrence of certain future events. Of the $45.0 million in potential milestone payments, $30.0 million will be recorded as additional purchase price and $15.0 million will be recognized as operating expense if and when due and payable to Centocor. During September 2006, Centocor met the first milestone under the terms of the agreement, which triggered a $15.0 million payment due to them. Accordingly, in September 2006, we recorded $15.0 million as additional Retavase product rights.

Asset Impairments

In September 2006, we concluded that the carrying amount of one of our intangible assets relating to the distribution of Retavase was impaired due to revised royalty revenue forecasts for the product. In accordance with SFAS 144, we prepared a cash flow analysis and compared the sum of the cash flows over the term of the agreement to the carrying value of the asset as of September 30, 2006. As the sum of the future cash flows was less than the carrying value of the asset, we calculated the net present value of the cash flows and recognized $1.5 million, the difference between the carrying value and the discounted cash flows, as an asset impairment charge during the third quarter of 2006. After recognizing the impairment charge, the book value of this intangible asset as of September 30, 2006 was approximately $0.2 million. Total asset impairment charges during the three months ended September 30, 2006 were $1.7 million, including the impairment discussed above related to the write-off of the fair value attributable to Cardene IR inventories.

In June 2006, we concluded that the carrying amount of certain of our licensed research technology was impaired because we abandoned the related technology associated with the related research projects. Accordingly, we recorded an impairment charge of $0.9 million, representing the unamortized balance prior to the impairment assessment, during the three months ended June 30, 2006.

In March 2005, we acquired rights to both branded and off-patent branded products as a result of acquisition of ESP Pharma. In June 2005, we engaged a financial advisor to help us divest the rights to our off-patent branded products. During the third quarter of 2005, we received inquiries from multiple potential buyers to acquire the rights to the off-patent branded products and the related inventory. Based on the indications of interest that we received, we concluded that the net carrying value of these product rights and related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the net carrying value of these product rights to $11.0 million.

Other intangible assets, net consisted of the following:

	September 30, 2006			December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights	$421,617	$(63,247)	$358,370	$416,500	$(32,632)	$383,868
Assembled workforce	1,410	(1,410)	—	1,410	(1,410)	—
Core technology	16,053	(4,939)	11,114	16,053	(3,705)	12,348
Licensed research technology	—	—	—	1,500	(450)	1,050

Net intangible assets	$439,080	$(69,596)	$369,484	$435,463	$(38,197)	$397,266

Amortization expense for our intangible assets was recorded in cost of product sales, research and development expense and selling, general and administrative expense during the three and nine months ended September 30, 2006 and 2005 as set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Cost of product sales	$10,661	$11,907	$31,791	$24,872
Research and development	412	486	1,386	1,622
Selling, general and administrative	—	—	—	14

Total amortization expense	$11,073	$12,393	$33,177	$26,508

The expected future amortization expense is as follows:

(in thousands)
	Product Rights	Core Technology
For the year ending December 31,
2006 (remaining three months)	$11,265	$412
2007	45,062	1,647
2008	45,062	1,646
2009	44,858	1,647
2010	43,793	1,646
Thereafter	168,330	4,116

Total amortization expense	$358,370	$11,114

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Consulting and services	$30,928	$9,757
Off-patent branded product sale deposit and accruals	—	9,175
Accrued clinical and pre-clinical trial costs	19,252	6,287
Sales rebates	2,834	1,938
Accrued interest	1,484	4,454
Construction-in-process	—	1,694
Milestone payment related to purchase of rights to Cardene	3,500	—
Income taxes payable	1,898	2,829
Other	3,992	1,528

Total	$63,888	$37,662

6. Postretirement Benefit Plan

In June 2003, we established a postretirement health care plan, which covers medical, dental and vision coverage for certain of our former officers and their dependents. During the three- and nine-month periods ended September 30, 2006, we recognized net periodic benefit costs of approximately $0.1 million and $0.3 million, respectively, compared to approximately $36,000 and $0.2 million, respectively, for the corresponding periods in 2005. This expense includes service cost, interest cost and amortization of prior service cost.

7. Income Taxes

Income tax expense during the three and nine months ended September 30, 2006 was primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position and the lapsing of certain contingent tax liabilities of ESP Pharma for the tax year ended December 31, 2002. Income tax expense during the three months and nine months ended September 30, 2005 was primarily related to state income taxes on income earned by ESP Pharma, federal alternative minimum taxes on the consolidated income and foreign taxes on income earned by our foreign operations.

8. Collaborations

In September 2004, PDL entered into a Co-Development and Commercialization Agreement with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and other respiratory diseases (Asthma Collaboration). In connection with the Asthma Collaboration, we received a $17.5 million upfront license fee. The Asthma Collaboration also provided that Roche and PDL would globally co-develop daclizumab in treating asthma, equally share development expenses and co-promote the product in the United States.

On August 22, 2006, Roche elected to discontinue its involvement in the Asthma Collaboration and, on that date, we had approximately $18.8 million in deferred license, collaboration and other revenue related to unearned amounts that we had received from Roche specifically related to the Asthma Collaboration. As we had and continue to have no further obligations to Roche under the Asthma Collaboration, we recognized $18.8 million, representing the previously unearned revenue as of the date on which Roche elected to discontinue its involvement in the Asthma Collaboration, as license, collaboration and other revenue during the third quarter of 2006. In October 2006, we earned and received a $5.0 million milestone payment from Roche related to the Asthma Collaboration.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We currently market and sell three products in the acute-care hospital setting in the United States and Canada and receive royalties and other revenue through licensing agreements with numerous biotechnology and pharmaceutical companies based on our antibody humanization technology platform. We currently have several investigational compounds in Phase 2 or Phase 3 clinical development for severe or life-threatening diseases. We have entered into collaborations with other pharmaceutical or biotechnology companies for the joint development, manufacture and commercialization of certain of these compounds. Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases, with the aim of placing, on average, one new candidate into clinical studies every 12 months.

Commercial Products

We market Cardene IV, Retavase and IV Busulfex through our hospital-focused sales force, which focuses on the emergency cardiac, neurological and intensive care units of hospitals. In addition, with our recent acquisition of various Cardene-related rights from Roche, we began selling Cardene SR in September 2006. However, because Cardene SR is primarily prescribed in physicians’ offices, we do not plan to use our hospital-focused sales force to market Cardene SR and do not plan to expand our sales force to market this product. Our commercial products are summarized below:

•	We now sell Cardene in two formulations, Cardene IV and Cardene SR. Cardene IV is the only branded, U.S.-approved pharmaceutical in its specific chemical category that is delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. The market for antihypertensives has experienced moderate growth in recent years and we expect this market to continue its growth rate into the foreseeable future. We have been able to increase Cardene IV’s market share and expect to continue to increase our market share as we invest in promotional programs; however, we expect the pace of that growth ultimately to slow over time. We expect that growth in sales of Cardene IV will be the most significant contributor to product sales growth in the next several years. Our patent protection in the United States on Cardene IV expires in November 2009.

We began selling Cardene SR in September 2006 after our acquisition of various Cardene-related rights from Roche in September 2006. Cardene SR is a patented, sustained release formulation of nicardipine hydrochloride, which is sold in capsule form for oral administration. Cardene SR is indicated for the treatment of hypertension and may be used alone or in combination with other antihypertensive drugs. We do not expect future sales of Cardene SR to significantly contribute to our total product sales or total revenues going forward, but will facilitate our goal of solidifying the Cardene brand franchise in the United States.

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

emergency surgical procedures to treat AMI, and we expect that this market will continue to decline in the foreseeable future. While we believe that opportunities may exist to expand our market share within the thrombolytics segment, the overall market dynamics for thrombolytics in the treatment of AMI will continue to have a significant impact on our total sales opportunity over the next several years. Our patent protection in the United States on Retavase expires in March 2014.

•	IV Busulfex, an intravenous formulation of busulfan, is a chemotherapeutic agent indicated for use in the United States in combination with cyclophosphamide as a conditioning regimen prior to bone marrow transplantation for chronic myelogenous leukemia (CML). IV Busulfex is our first global product and is sold outside the United States through our distributors. It is distributed in Europe by Pierre Fabre Medicament S.A. (Pierre Fabre) and in several Asian countries by Kirin Brewery Company, Limited (Kirin). Both Pierre Fabre and Kirin are our exclusive distributors in their respective territories. Although we do not market IV Busulfex for uses other than its FDA-approved indicated use, we believe that IV Busulfex is primarily administered by physicians in the United States for uses other than the FDA-approved use. We expect that any near-term growth of this product will be generated primarily by international expansion by our distribution partners. Our patent protection in the United States on IV Busulfex expires in September 2013 while regulatory extensions in the United States for IV Busulfex will expire in March 2014. Patent protection for IV Busulfex in the European Union (EU), Japan and certain other foreign countries will expire in August 2014.

Products in Development

We have several investigational compounds in clinical development for severe or life-threatening diseases, some of which we are developing in collaboration with other pharmaceutical or biotechnology companies. Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases with the aim of placing, on average, one new candidate into clinical studies every 12 months. The table below lists various investigational compounds we are developing either on our own or in collaboration, other than those compounds for which we have not yet filed an investigational new drug application with the FDA. Not all clinical trials for each product candidate are listed below.

Product Candidate	Indication/Description	Development Status	Collaborator
Terlipressin	Type 1 hepatorenal syndrome	Phase 3	Orphan Therapeutics

Nuvion (visilizumab)	IV steroid-refractory ulcerative colitis	Phase 2/3	—

Ularitide	Acute decompensated heart failure	Phase 2 (EU)	—

	Acute decompensated heart failure	Phase 1 (US)	—

Daclizumab	Asthma	Phase 2a	—

	Multiple sclerosis	Phase 2b	Biogen Idec

	Transplant maintenance	Phase 2	Roche

Volociximab (M200)	Solid tumors	Phase 2	Biogen Idec

HuZAF (fontolizumab)	Rheumatoid arthritis	Phase 2 Ceased Sep ‘06	Biogen Idec

PDL063	Multiple myeloma	IND filed	—

Terlipressin. Terlipressin is a synthetic, 12 amino acid, vasoactive peptide that is being developed by Orphan Therapeutics, LLC and is currently being studied in a Phase 3 clinical trial for patients with type 1 hepatorenal syndrome (HRS), a life-threatening complication of end-stage liver cirrhosis. We hold all marketing and distribution rights to terlipressin in the United States and Canada. Terlipressin has been marketed for over 20 years in many European and Asian countries as a treatment for another complication of liver cirrhosis, esophageal variceal hemorrhage.

The Phase 3 study of terlipressin did not meet its primary endpoint of reversing type 1 hepatorenal syndrome compared to placebo. Orphan Therapeutics continues to analyze the study data and we and Orphan Therapeutics plan to discuss the findings with the FDA to inform future decisions regarding the potential future development of terlipressin.

Nuvion (visilizumab). Nuvion is a humanized monoclonal antibody that binds to CD3, a protein found on the outer membrane of T cells. T cells are white blood cells that play a role in inflammatory and immune-mediated processes in the body. Nuvion is currently being tested in a Phase 2/3 clinical trial in patients with intravenous steroid-refractory ulcerative colitis (IVSR-UC) and Phase 2 studies in patients with Crohn’s disease (CD). We hold all worldwide rights to the development, manufacturing and sales of Nuvion.

Ularitide. Ularitide is a synthetic form of urodilatin, a naturally occurring human natriuretic peptide that is involved in regulating blood pressure and the excretion of water and sodium from the kidneys. Urodilatin is produced in the kidney and excreted into the urine, and thus exists in low levels naturally in the systemic blood circulation. When injected into the blood, ularitide appears to cause diuresis (urine output) and natriuresis (sodium excretion), as well as vasodilation.

In April 2006, we completed the Scientific Advice procedure with the EMEA for our Phase 3 trial of ularitide for the treatment of acute decompensated heart failure and began planning for a two-study, 3,300-patient Phase 3 trial. Because this trial was significantly larger in scope than what we had previously anticipated, and because we have not previously conducted such a large-scale clinical trial, we also initiated partnering discussions for this program at the same time we were planning for the Phase 3 trials. In September 2006, we decided to delay the Phase 3 trial of ularitide because, based on our partnering discussions, potential partners would want to have active involvement in the registration program for ularitide. Our delay of the European-focused Phase 3 trials of ularitide will not affect our ongoing planning for a U.S.-based dose-ranging Phase 1 study to define dose-limiting toxicity.

Daclizumab. Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body. We and our partner, Biogen Idec, are currently testing daclizumab in a Phase 2 study in patients with multiple sclerosis. In addition, we and our partner, Roche, plan to conduct Phase 2 studies of daclizumab in patients requiring renal transplant as a possible maintenance therapy to prevent rejection of the transplanted organ. Since Roche’s election to terminate its co-development of daclizumab in treating asthma with us, we have begun evaluating opportunities to establish a new collaboration and would need to partner this program in order to further develop daclizumab in treating asthma.

Volociximab (M200). Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells that are involved in the formation of blood vessels. We and our partner, Biogen Idec, are currently investigating volociximab in Phase 2 clinical trials in patients with advanced solid tumors.

HuZAF (fontolizumab). HuZAF targets gamma interferon, a protein that stimulates several types of white blood cells and that has been shown by academic researchers to play a role in certain autoimmune diseases. In July 2006, we and our partner, Biogen Idec, jointly agreed to terminate further development of HuZAF in rheumatoid arthritis because HuZAF did not show positive results from the related Phase 2 trial that we conducted together with Biogen Idec. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications.

PDL063. PDL063 is an antibody that binds to a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal cells. PDL063 may induce anti-tumor effects through antibody-dependent cellular cytotoxicity activity on myeloma cells. We plan to begin a Phase 1 trial of PDL063 in relapsed refractory multiple myeloma in the fourth quarter of 2006.

Royalty, License and Collaboration Revenue

We have been issued patents in the United States, Europe and Japan, which we believe cover many humanized antibodies. Some of these patents also cover other aspects of our antibody technology platform. We have filed similar patent applications in other countries. Our U.S. humanization patents, known generally as the Queen, et. al. patents, all of which will expire by December 2014.

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The nine humanized antibody products listed below are currently approved for use by the FDA and are licensed under our patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin™
Herceptin®
Xolair®
Raptiva®
LucentisTM
MedImmune, Inc. (MedImmune)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri® (1)
Roche	Zenapax® (2)

(1)	In February 2005, sales of Tysabri were suspended and we received only a marginal amount of royalties prior to this suspension. Although Tysabri was reintroduced for marketing in July 2006, it is too early to determine whether royalties will be significant.
(2)	Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax going forward.

Various third parties are developing humanized monoclonal antibodies for use in a variety of indications. The FDA is reviewing registration applications for two of these humanized monoclonal antibodies, six are in Phase 3 clinical studies, more than 25 are in Phase 2 clinical studies and a few dozen more are in earlier stages of development. We believe that our humanization patents would likely cover a number of these humanized monoclonal antibodies under development. Although there are a significant number of humanized monoclonal antibodies under development that our patents likely would cover, we know that (i) many of these clinical trials may be terminated prior to registration, (ii) the clinical trials and registration process for these potential products may take several years, (iii) even if approved, these products may not be commercially successful and (iv) the FDA, EMEA or other relevant regulatory bodies may suspend or terminate any marketing approval after a product is approved.

We have a collaboration agreement with Roche to jointly develop and commercialize daclizumab (in transplantation, marketed as Zenapax) for the treatment of organ transplant patients on longer-term maintenance therapy (transplant maintenance). This collaboration agreement also governed the joint development and commercialization of daclizumab for the treatment of asthma and other respiratory diseases; however, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases in accordance with the terms of the collaboration agreement. Currently, we are looking for a partner with which to continue to develop daclizumab in treating asthma. Roche’s decision has no effect on our ongoing collaboration with Roche to co-develop daclizumab in transplant maintenance, and we and Roche intend to proceed with planned Phase 2 studies for the transplant maintenance indication during 2007. As a result of Roche’s termination of the collaboration to co-develop daclizumab in treating asthma, we recognized approximately $18.8 million of previously deferred license, collaboration and other revenue during the three months ended September 30, 2006. Subsequent to September 30, 2006, we earned and received from Roche an additional $5.0 million milestone payment under this agreement, which we expect to recognize as license, collaboration and other revenue in the fourth quarter of 2006. As a result of the termination of our collaboration with Roche for daclizumab in treating asthma, we will not receive any further milestone payments related to this collaboration that we would have received had it not been terminated.

We have a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in multiple sclerosis (MS) and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) and HuZAF (fontolizumab) in all indications. In August 2006, we announced that we and Biogen Idec will discontinue development of HuZAF in rheumatoid arthritis and that we and Biogen Idec do not currently have any plans for development of HuZAF in other indications. Under our collaboration agreements with Roche and Biogen Idec, we will share with our partners equally the costs of all development activities. These agreements require each party to undertake extensive efforts in support of the collaboration and require the performance of both parties to be successful. We anticipate recognizing an increasing amount of revenue and expenses as we progress with these collaborations.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development and commercialization with other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration agreements in the future.

Summary of Third Quarter of 2006

In the third quarter of 2006, our total revenues were $111.4 million, a 44% increase from $77.1 million in the comparable period in 2005. This revenue growth was driven primarily by an increase in license, collaboration and other revenue, an increase in royalties from our licensees and, to a lesser degree, growth in sales of our three marketed products. The increase in license, collaboration and other revenue was principally attributable to the recognition of $18.8 million of previously deferred revenue during the third quarter of 2006 due to Roche’s election to discontinue its co-development of daclizumab in treating asthma and other respiratory diseases. Of the total revenues we generated in the third quarter of 2006, approximately 38% were from royalty payments we received, 37% were from the sale of our products and 25% were from license, collaboration and other revenue, compared to 34%, 56%, and 10%, respectively, in the corresponding period of 2005. Our net loss for the third quarter of 2006 was $6.7 million, compared to $45.2 million in the prior-year period. In the first nine months of 2006, net cash provided by operating activities was $75.9 million, an increase from $13.6 million in the comparable period in 2005. At September 30, 2006, we had cash, cash equivalents, marketable securities and restricted cash and investments of $422.3 million, compared to $333.9 million at December 31, 2005. As of September 30, 2006, we had $507.0 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are callable in each of 2008 and 2010 and due in 2023 and 2012, respectively.

We expect that in the foreseeable future, our revenue growth will be generated primarily by product sales, principally Cardene IV, and royalties. We expect our total costs and expenses to continue to grow as we continue to invest, identify, develop and manufacture our potential products, to invest in research, to expand our development, marketing and manufacturing capabilities and to sell our products. Our expectations regarding the growth of licensing and collaboration revenue as well as our research and development expenses could be impacted significantly depending on the timing and structure of any collaboration or partnering transaction we may enter into in the future.

During the third quarter of 2006, the events noted below occurred:

•	In July 2006, we began manufacturing products for use in clinical trials in our manufacturing facility in Brooklyn Park, Minnesota.

•	In July 2006, we entered into agreements to lease two buildings with a total of approximately 450,000 square feet of space located in Redwood City, California, for 15 years, beginning January 2007 and ending December 2021, with the right to extend the lease terms by up to 10 years. We plan to move our corporate headquarters from Fremont, California, to this facility in Redwood City, California, in the second half of 2007. Pursuant to the lease agreements, we have the right to take delivery of the two buildings in October 2006 and November 2006, respectively, at which time we will start recognizing rent expense.

•	In July 2006, we and Biogen Idec jointly agreed to terminate further development of HuZAF in rheumatoid arthritis because HuZAF did not show positive results from the related Phase 2 trial that we conducted together with Biogen Idec. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications.

•	In early August 2006, we announced that the Phase 3 study of terlipressin did not meet its primary endpoint of reversing type 1 hepatorenal syndrome compared to placebo. Orphan Therapeutics continues to analyze the study data, and we and Orphan Therapeutics plan to discuss the findings with the FDA to inform future decisions regarding the potential future development of terlipressin.

•	In August 2006, Roche decided to discontinue its involvement in the development of daclizumab in treating asthma, which both we and Roche had been co-developing since 2004. This decision, following a portfolio review at Roche, has no effect on our ongoing collaboration with Roche to co-develop daclizumab in transplant maintenance, and we and Roche intend to proceed with planned Phase 2 studies for the transplant maintenance indication during 2007.

•	In September 2006, we acquired from Roche all rights to Cardene owned by them, including rights to the Cardene trademark and the Cardene Sustained Release product (Cardene SR). As a result of this transaction, we now own rights to all formulations of Cardene.

•	In September 2006, we decided to delay the planned two-study, 3,300-patient Phase 3 trial of ularitide because, based on our partnering discussions, potential partners would want to have active involvement in the registration program for ularitide. Our delay of the European-focused Phase 3 trials of ularitide will not affect our ongoing planning for a U.S.-based dose-ranging Phase 1 study to define dose-limiting toxicity.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

•	Our business will depend in significant part on our ability to develop and commercialize innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring tens to hundreds of millions invested in research, development and manufacturing elements. Identifying drug candidates to study in clinical trials requires significant investment and may take several years. In addition, the clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

•	Our industry is subject to extensive government regulation, and we must make significant expenditures to comply with these regulations. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of our products. The development and marketing of our products outside of the United States is subject to similar extensive regulation by foreign governments, which regulations are not harmonized with the regulations of the United States.

•	The manufacture of drugs and antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If we are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices, we may not be able to obtain or retain regulatory approval for our products. We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale, and we are currently reliant on third-party manufacturers for all of our formulated and fully-packaged final products.

•	Our business success is dependent in significant part on our success in establishing intellectual property rights, either internally or through in-license of third-party intellectual property rights, and protecting our intellectual property rights. If we are unable to protect our intellectual property, we may not be able to compete successfully and our sales and royalty revenues and operating results would be adversely affected. Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages or may be reduced in scope. Proceedings to protect intellectual property rights are expensive, last several years and could result in a significant reduction in the scope or invalidation of our patents, which could adversely affect our results of operations.

•	To be successful, we must attract and retain qualified clinical, manufacturing, commercial, scientific and management personnel. Although we face significant competition for experienced personnel, we believe we have been successful in hiring and retaining key personnel in the past.

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

Sales Allowances and Rebate Accruals

We record estimated reductions to product sales for expected returns of products under our current policies, chargebacks, wholesaler service fees, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for chargebacks, government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for wholesaler service fees are based on a certain percentage of sales per wholesaler contract terms. Estimates for product returns are based on an on-going analysis of industry and historical return patterns, monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing channel inventory data available to us and reviewing third-party data purchased in order to monitor prescriptions. Further, we monitor the activities and clinical trials of our key competitors to assess the potential impact on our future sales and return expectations.

If conditions or other circumstances change for any of the markets in which we compete, we may take actions to revise our product return estimates or we may offer additional customer incentives. These revisions could result in an incremental reduction of revenue at the time the return estimate is changed or new incentives are offered. For example, in June 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, in June 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05 for the nine months ended September 30, 2006. Accounts receivable allowances for chargebacks, wholesaler service fees and product returns, as well as rebate accruals, require substantial judgment. Actual results have differed in the past, and may differ in the future, from our estimates and could impact our earnings in any period during which an adjustment is made.

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

Further, SFAS 123(R) requires that we recognize certain stock-based compensation costs over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees and directors. Accordingly, in the third quarter of 2006, we recognized stock-based compensation under SFAS 123(R) of $6.0 million as part of our operating expenses, with an allocation of $3.5 million to research and development expense and $2.5 million to selling, general and administrative expense. For the nine months ended September 30, 2006, we recognized $17.5 million of stock-based compensation under SFAS 123(R) as part of our operating expenses, with $10.2 million and $7.3 million, respectively, allocated to research and development expense and selling, general and administrative expense. We did not recognize any related tax benefit during the three or nine months ended September 30, 2006.

During the three months ended September 30, 2006, we capitalized employee stock-based compensation costs under SFAS 123(R) in inventory. Since substantially all of the products sold in the first nine months of 2006 were manufactured in previous periods when we did not include employee stock-based compensation expense in our production costs, we did not recognize any employee stock-based compensation expense as a component of cost of product sales in the first nine months of 2006. However, we will recognize the related expenses in cost of product sales in the period the related inventories are sold.

Total unrecognized compensation cost related to nonvested stock options and restricted stock outstanding as of September 30, 2006, excluding forfeitures, was $44.4 million and $2.7 million, respectively, and is expected to be recognized over a weighted average period of 2.8 years and 3.2 years, respectively. There was no stock-based compensation expense recognized under SFAS 123(R) during the three and nine months ended June 30, 2005 because we adopted SFAS 123(R) after those periods.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will adopt the Interpretation on January 1, 2007. We are in the process of determining the impact of the interpretation on our financial position and results of operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Product sales, net	$41,064	$43,594	(6)%	$117,650	$83,094	*
Royalties	42,533	26,003	64%	140,524	96,695	45%
License, collaboration and other	27,795	7,536	269%	48,754	17,127	185%

Total revenues	$111,392	$77,133	44%	$306,928	$196,916	56%

*	Percentage change is not included because periods are not comparable.

Our total revenues increased by $34.3 million, or 44%, and $110.0 million, or 56%, in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005 for reasons discussed below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Cardene	$28,692	$21,452	34%	$77,845	$38,263	*
Retavase	7,187	11,620	(38)%	21,786	25,602	*
IV Busulfex	5,185	5,369	(3)%	16,902	11,610	*

Total marketed products	41,064	38,441	7%	116,533	75,475	*
Off-patent branded products	—	5,153	(100)%	1,117	7,619	*

Total product sales, net	$41,064	$43,594	(6)%	$117,650	$83,094	*

*	Percentage change is not included because periods are not comparable.

Product sales, net

For the three months ended September 30, 2006, total net product sales decreased 6%, or $2.5 million, from the comparable period in 2005. Since we divested the rights to our off-patent branded products in the first quarter of 2006, product sales in the third quarter of 2006 consisted only of our current marketed products, the sales of which increased by 7% from the comparable period in 2005. The increase in net product sales of our current products was primarily due to an increase in the sales volume of Cardene IV and to a lesser extent, price increases for Cardene IV and IV Busulfex that were effective January 2006, partially offset by a decline in Retavase sales.

For the nine months ended September 30, 2006, total net product sales increased $34.6 million from the comparable period in 2005. Because we first acquired commercial products in late March 2005, the comparable 2005 period includes net product sales for only approximately six months, as compared to nine months of sales for the 2006 period. Net product sales of our currently marketed products was $116.5 million during the nine months ended September 30, 2006 compared to $75.5 million during the comparable 2005 period. The $41.0 million increase from the 2005 period was primarily attributable to increases in product sales volumes of Cardene IV and IV Busulfex and, to a lesser extent, because of price increases for these two products in January 2006. This increase, however, was partially offset by a significant decline in Retavase sales volumes as well as charges of $5.6 million, which related to a change in estimate for our product returns reserve that occurred in the second quarter of 2006. The increase in product sales volume of Cardene IV and IV Busulfex was due primarily to the fact that we had nearly three additional months of sales in 2006 than the comparable period in 2005, which included only about a weeks’ worth of sales in the first quarter of 2005, and also to modest increases in sales volumes in the second and third quarters of 2006 compared to the same periods in 2005. We expect that net sales of our currently marketed products, as a group, will continue to increase, principally driven by expected Cardene sales growth.

Cardene

Net product sales of Cardene increased by $7.2 million, or 34%, in the three months ended September 30, 2006 from the comparable period in 2005. This increase was primarily due to our successful promotional strategies to increase our market share in this emerging market and consisted primarily of an increase in the sales volume of Cardene IV and, to a lesser extent, higher average per unit sales prices due to our increase of Cardene IV prices in January 2006 and the addition of Cardene SR sales of $0.3 million in September 2006. We expect our market share of Cardene IV to continue to increase and that growth in sales of Cardene IV will in large part drive our anticipated product sales growth in the foreseeable future.

Net product sales of Cardene increased by $39.6 million in the nine months ended September 30, 2006 from the comparable period in 2005. As discussed above, this increase was primarily due to the fact that the 2006 period included nine months of sales, while the 2005 period included only approximately six months.

Retavase

Net product sales of Retavase decreased by $4.4 million, or 38%, in the three months ended September 30, 2006 from the comparable period in 2005. Net product sales of Retavase decreased by $3.8 million, or 15%, in the nine months ended September 30, 2006 from the comparable period in 2005, notwithstanding the fact that the 2006 period included nine months of sales and the 2005 period included only six months of sales. These decreases were primarily due to a reduction in sales volume as a result of the decline of the thrombolytics market in which Retavase competes because of physicians’ increased use of emergency surgical procedures to treat AMI, and we expect that this market will continue to decline in the foreseeable future. Despite the continuing decline of the thrombolytics market, we believe that opportunities exist for us to expand our market share through focused sales and promotional efforts. However, the competitiveness of the market for thrombolytics may limit our ability to obtain price increases in the future.

IV Busulfex

Net product sales of IV Busulfex decreased by $0.2 million, or 3%, in the three months ended September 30, 2006 from the comparable period in 2005. This slight decrease was due to a reduction in sales volume, which was partially offset by a price increase that was effective in January 2006. We expect IV Busulfex product sales volume to increase in the future as we expand our international sales through our distribution partners.

Net product sales of IV Busulfex increased by $5.3 million in the nine months ended September 30, 2006 from the comparable period in 2005. As discussed above, this increase was primarily due to the fact that the 2006 period included nine months of sales while the 2005 period included only approximately six months and, to a lesser extent, a price increase for IV Busulfex that was effective in January 2006.

Royalties

Royalties from licensed product sales exceeding more than 10% of our total royalty revenue are set forth below (by licensee and product, as a percentage of total royalty revenue):

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2006	2005	2006	2005
Genentech	Avastin	36%	33%	29%	21%
	Herceptin	51%	41%	40%	32%
MedImmune	Synagis	*	*	21%	31%

*	Represents less than 10%.

Royalty revenues increased by $16.5 million and $43.8 million, or 64% and 45%, in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005. These increases were primarily due to higher reported product sales of Avastin and Herceptin, which are marketed by Genentech, and were offset partially by the elimination of royalties from product sales of Zenapax, which is marketed by Roche.

We expect that, with the exception of Zenapax royalties from Roche and Tysabri royalties from Elan, we generally will continue to experience royalty revenue growth based on the assumed continued growth in product sales underlying our royalty revenues. As per the terms of our Second Amended and Restated Worldwide Agreement with Roche, Roche will pay us royalties at a reduced rate only once Zenapax product sales have reached a certain threshold, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax going forward. Tysabri was reintroduced to the market in July 2006, but it is too early to determine the significance of the impact on our future royalty revenues. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of Synagis, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters.

License, Collaboration and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
License and milestone from collaborations	$17,203	$2,376	624%	$21,450	$6,497	230%
R&D services from collaborations	9,443	4,160	127%	24,029	5,003	380%
License and other	1,149	1,000	15%	3,275	5,627	(42)%

Total revenue from license, collaboration and other	$27,795	$7,536	269%	$48,754	$17,127	185%

License, collaboration and other revenues recognized during the three and nine months ended September 30, 2006 and 2005 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues increased $20.3 million and $31.6 million in the three and nine months ended September 30, 2006, respectively, from the comparable periods in 2005 primarily due to the recognition of $18.8 million of previously deferred revenue during the three months ended September 30, 2006, as a result of the discontinuation of our co-development collaboration with Roche for daclizumab in treating asthma, and revenue recognized from our other collaborations with Biogen Idec and Roche, which we entered into in August 2005 and October 2005, respectively.

On August 22, 2006, Roche elected to discontinue its involvement in the asthma collaboration and, on that date, we had approximately $18.8 million in deferred license, collaboration and other revenue related to unearned amounts that we had received from Roche specifically related to this collaboration. As we had and continue to have no further obligations to Roche under the asthma collaboration, we recognized $18.8 million, representing the unearned revenue as of the date on which Roche elected to discontinue its involvement in the asthma collaboration, as license, collaboration and other revenue during the third quarter of 2006. The $18.8 million of deferred revenue consisted of $15.2 million, which represented the unamortized portion of the $17.5 million upfront license fee that we received from Roche at the onset of the asthma collaboration, and $3.6 million, which represented research and development expense reimbursements that we received from Roche during the term of the asthma collaboration, but that we had not yet recognized because the associated research and development services had not yet been completed. Subsequent to September 30, 2006, we earned and received from Roche an additional $5.0 million milestone payment under this agreement, which we expect to recognize as license, collaboration and other revenue in the fourth quarter of 2006. As a result of the termination of our collaboration with Roche for daclizumab in treating asthma, we will not receive any further milestone payments related to the asthma collaboration that we would have received had it not been terminated.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues would likely increase.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Cost of product sales	$17,433	$22,209	(22)%	$61,874	$43,481	42%
Research and development	70,880	49,480	43%	195,263	125,080	56%
Selling, general and administrative	26,672	26,795	—%	84,167	54,267	55%
Acquired in-process research and development	—	—	—%	—	79,417	(100)%
Other acquisition-related charges	2,615	6,266	(58)%	5,910	9,473	(38)%
Asset impairment charges	1,656	15,225	(89)%	2,556	15,225	(83)%

Total costs and expenses	$119,256	$119,975	(1)%	$349,770	$326,943	7%

Cost of Product Sales

Cost of product sales (COS) relates to our marketed products and consists primarily of cost of goods sold, royalty expenses and amortization of product rights on the products acquired from ESP Pharma, on the product rights to Retavase, which we acquired from Centocor and re-launched in April 2005, and, beginning September 2006, on the rights to Cardene that we acquired from Roche. COS of $17.4 million and $22.2 million as a percentage of product sales was 42% and 51% for the three months ended September 30, 2006 and 2005, respectively. COS of $61.9 million and $43.5 million as a percentage of product sales was 53% and 52% for the nine months ended September 30, 2006 and 2005, respectively. COS increased 42% in the nine months ended September 30, 2006 as compared to the same period in the prior year because we did not have any product sales or COS until March 23, 2005, when we completed the ESP Pharma acquisition.

Amortization of product rights was 61% and 54% of COS for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization of product rights was 51% and 57% of COS, respectively. Excluding amortization of product rights, COS as a percentage of product sales was 16% and 24% for the three months ended September 30, 2006 and 2005, respectively, and 26% and 22% for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006, the decrease in COS, excluding amortization of product rights, as a percentage of product sales as compared to the same period in the prior year was due to a more profitable product mix, particularly with respect to higher sales of Cardene IV, a lower average royalty rate paid on sales of Cardene IV and lower manufacturing and inventory-related costs when compared to the 2005 period. Specifically, in the third quarter of 2005, we recorded a write-down of $1.0 million to adjust the value of the off-patent branded inventories to their net realizable values in anticipation of the divestiture of such products in the first quarter of 2006.

During the first six months of 2006, our contract manufacturer for Retavase experienced excess costs related to manufacturing difficulties as a result of higher than expected batch failure rates. In connection with our efforts to resolve these difficulties and improve the manufacturing process, during the second quarter of 2006, we and the contract manufacturer agreed to temporarily cease Retavase manufacturing and run three batches under change order to extensively sample and analyze the process prior to making potential improvements. We also agreed to reimburse the contract manufacturer for certain costs incurred by them and additional costs that they were likely to incur in connection with the halt in manufacturing and related activities. In connection with this agreement, we recognized $2.5 million in COS in the second quarter of 2006 to reflect our actual and accrued payments to this contract manufacturer.

For the nine months ended September 30, 2006, the increase in COS, excluding amortization of product rights, as a percentage of product sales as compared to the same period in the prior year was attributable to a higher effective royalty rate related to sales of Cardene IV in the 2006 period as compared to 2005 and the $2.5 million charge discussed above. Since the royalty rate on Cardene IV decreases as sales increase within a calendar year, as described below, our royalty obligations on sales of Cardene IV commenced at a lower rate in 2005, when we took over the product in late March 2005 subsequent to the acquisition of ESP Pharma, as compared to the initial rate in 2006.

For each of our three marketed products, we are obligated to make royalty payments, generally based on a percentage of net product sales. In the case of Cardene IV, the percentage of net product sales that we are obligated to pay within any calendar year declines as sales increase. As a result, we generally expect our COS as a percentage of product sales to decrease quarter-over-quarter in each calendar year, and then increase again at the beginning of the subsequent calendar year. Excluding the impact of these royalty payments, we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues. For Retavase, our future cost of goods sold as a percentage of product sales may increase in connection with an amended supply agreement that we are currently discussing with our contract manufacturer.

Research and Development

Research and development expenses consist primarily of costs of personnel to support our research and development activities, milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs. Beginning with the first quarter of 2006, research and development costs also include stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs. Total stock-based compensation expense recognized as research and development expenses, including amounts recognized under SFAS 123(R), was $3.5 million and $10.3 million, respectively, for the three and nine months ended September 30, 2006. The $21.4 million increase in research and development costs in the third quarter of 2006 compared to the corresponding quarter of 2005 was primarily due to increases in personnel related costs of $8.5 million related to the increase in headcount and the adoption of SFAS 123(R), $5.6 million incurred in connection with our acquisition in September 2006 of certain Cardene-related rights from Roche (see Other Intangible Assets, Net within Note 5 to the Condensed Consolidated Financial Statements), costs of $2.9 million related to consulting services and research grants, facility-related costs of $2.5 million, which is primarily attributable to the recognition of higher depreciation expense from our new Minnesota manufacturing facility, and licensing costs of $1.9 million. These increases were offset by a decrease in production materials costs of $2.5 million.

The $70.2 million increase in research and development costs for the nine months ended September 30, 2006 compared to the corresponding period of 2005 was primarily due to increases in personnel-related costs of $25.0 million, external clinical development expenses for our major research and development projects of $12.6 million, facility-related costs of $11.9 million, costs of $8.9 million related to consulting services and research grants, $5.6 million incurred in connection with our acquisition in September 2006 of certain Cardene-related rights from Roche, research and development licensing costs of $5.2 million and information technology-related costs of $3.4 million. These increases were partially offset by a decrease in production materials costs of $5.1 million.

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

	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Nine Months Ended September 30,
Product Candidate					2006	2005
					(in thousands)
Daclizumab					$41,023	$28,347
	Healthy Volunteer SC	Phase 1	Roche	2006
	Asthma (1)	Phase 2a	—	Completed
	Multiple Sclerosis Combination	Phase 2	Biogen Idec	2007
Nuvion (visilizumab)					40,516	20,091
	IV steroid-refractory ulcerative colitis	Phase 2/3	—	2007
	Crohn’s Disease	Phase 2	—	2006
Volociximab (M200)					17,782	20,286
	Solid tumors	Phase 2	Biogen Idec	2006
Ularitide (2)					16,067	7,584
	Acute Decompensated Heart Failure	Phase 2	—	Completed
HuZAF (fontolizumab) (3)					2,347	3,235
	Rheumatoid Arthritis	Phase 2	Biogen Idec	Program ceased
Terlipressin (4)					736	2,098
	Type 1 Hepatorenal Syndrome	Phase 3	Orphan Therapeutics	—
Other (5)	Multiple programs	See note below	—	N/A	76,792	43,439

Total Research and Development Expenses					$195,263	$125,080

(1)	Our collaboration agreements with Roche had provided that Roche would jointly develop and commercialize daclizumab for the treatment of asthma and other respiratory diseases; however, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases.
(2)	We acquired worldwide development and commercialization rights to this product pursuant to our acquisition of ESP Pharma in the first quarter of 2005. We have been planning to initiate a two-study, 3,300-patient Phase 3 trial in Europe; however, we have decided to delay the start of these trials pending a partnership for the ularitide program to better ensure the successful development of ularitide. This delay does not affect our planning and initiation of a Phase 1 trial in the United States.
(3)	In July 2006, we and Biogen Idec jointly agreed to terminate further development of HuZAF in rheumatoid arthritis because HuZAF did not show positive results from the related Phase 2 trial that we conducted together with Biogen Idec. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications. This Phase 2 trial is currently being completed.

(4)	Orphan Therapeutics has development responsibility for this molecule; we have exclusive marketing rights in the United States and Canada. In August 2006, we announced that the Phase 3 study of terlipressin did not meet its primary endpoint of reversing type 1 hepatorenal syndrome compared to placebo. Orphan Therapeutics continues to analyze the study data, and we and Orphan Therapeutics plan to discuss the findings with the FDA to inform future decisions regarding the potential future development of terlipressin.
(5)	No other clinical product included in “other” constitutes more than 5% of the total research and development expenses for the periods presented. Also includes research and pre-clinical related expenses and expenses for terminated and out-licensed product candidates.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our selling and administrative functions and an allocation of facility costs. Beginning with the first quarter of 2006, selling, general and administrative costs also include stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs. Total stock-based compensation expense recognized as selling, general and administrative expenses, including amounts recognized under SFAS 123(R), was $2.5 million and $7.5 million, respectively, for the three and nine months ended September 30, 2006. Selling, general and administrative expenses for the three months ended September 30, 2006 decreased slightly to $26.7 million from $26.8 million during the comparable period in 2005. Despite this slight overall decrease, personnel-related expenses increased by $4.2 million due to the adoption of SFAS 123(R) and the growth of our sales force, operations and marketing teams in connection with marketing and supporting our commercial products, which was offset by decreases in costs of $2.7 million related to consulting services, information technology-related costs of $0.6 million as well as other miscellaneous expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased 55% to $83.9 million from $54.3 million during the comparable period in 2005. This increase was primarily due to increases in personnel-related expenses of $22.0 million, a $4.1 million payment to Wyeth in the first quarter of 2006 in consideration of Wyeth’s consent to our transfer of rights to the off-patent products, facility-related expenses of $2.8 million and costs of $2.8 million related to consulting services. These increases were partially offset by decreases in information technology-related costs of $3.4 million. The majority of the increase in personnel-related expenses was attributable to the addition of the sales force, sales management, operations and marketing teams in connection with the commencement of our selling and marketing commercial products subsequent to our acquisition of ESP Pharma and the rights to Retavase in late March 2005. We expect that selling, general and administrative expenses will continue to increase for the remainder of 2006 as we operate our expanded sales force and support staff and initiate or continue promotional programs for our products.

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

Since the earliest acquisition date, we have incurred an additional $100.4 million in research and development expenditures related to completing the in-process projects as of September 30, 2006.

Other Acquisition-Related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and sales returns of Retavase from sales made prior to our acquisition of the rights to Retavase in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to Retavase, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method. We recognized a total of $2.6 million and $5.9 million in other acquisition-related charges in the three and nine months ended September 30, 2006, respectively, compared to $6.3 million and $9.5 million in the corresponding periods of 2005.

Asset Impairment Charges

In September 2006, we concluded that the carrying amount of our product rights related to the distribution of Retavase was impaired due to revised royalty revenue forecasts for the product. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we prepared a cash flow analysis and compared the sum of the cash flows over the term of the agreement to the carrying value of the asset as of September 30, 2006. As the sum of the future cash flows was less than the carrying value of the asset, we calculated the net present value of the cash flows and recognized $1.5 million, the difference between the carrying value and the discounted cash flows, as an asset impairment charge during the third quarter of 2006. After recognizing the impairment charge, the book value of this intangible asset as of September 30, 2006 was approximately $0.2 million. Further, in connection with our acquisition of certain Cardene rights from Roche in September 2006, we wrote off $0.2 million, the fair value attributable to Cardene IR inventories, since we are not going to sell the Cardene IR product going forward. Accordingly, we recorded asset impairment charges totaling $1.7 million during the third quarter of 2006.

Asset impairment charges for the nine months ended September 30, 2006 were $2.6 million. In addition to the amount recorded in the third quarter of 2006, we recognized an asset impairment charge during the second quarter of 2006 totaling $0.9 million, which related to the abandonment of certain licensed research technology that we had acquired in the third quarter of 2004.

During the third quarter of 2005, we recognized an asset impairment charge of $15.2 million. In March 2005, we acquired both branded and off-patent branded products in connection with the acquisition of ESP Pharma. In June 2005, we engaged a financial advisor to help us divest our off-patent branded products. During the third quarter of 2005, we received inquiries from multiple potential buyers to acquire the off-patent branded products and the related inventory. Based on the indications of interest that we received, we concluded that the net carrying value of these product rights and related inventory was impaired at September 30, 2005 and recorded an impairment charge of $15.2 million to reduce the net carrying value of these product rights to $11.0 million. As of September 30, 2005, we also classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights. The sales of these products were completed in the first quarter of 2006.

Interest and Other Income, Net and Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2006	2005		2006	2005
Interest and other income, net	$5,042	$2,027	149%	$12,436	$6,835	82%
Interest expense	(3,693)	(2,671)	38%	(9,465)	(7,522)	26%

Total interest and other income, net and interest expense	$1,349	$(644)	* %	$2,971	$(687)	* %

*	Calculation is not meaningful.

Interest income for the three and nine months ended September 30, 2006 increased from the comparable periods in 2005 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates and higher invested balances.

Interest expense for the nine months ended September 30, 2006 increased from the comparable period in 2005 as a result of both our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes) being outstanding during the entire first nine months of 2006, compared to the 2005 Notes being outstanding only for seven out of the first nine months of 2005 as the 2005 Notes were issued in mid-February 2005. In addition, interest expense increased in the three and nine months ended September 30, 2006 as compared to the prior year periods due to the absence of capitalized interest expense in the three months ended September 30, 2006, since we completed the construction of the Minnesota facility in the second quarter of 2006.

Income Taxes

We recognized income tax expense of $0.2 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively. We recognized income tax expense of $0.4 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax expense during the three and nine months ended September 30, 2006 was primarily related to federal alternative minimum taxes and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position and the lapsing of certain contingent tax liabilities of ESP Pharma for the tax year ended December 31, 2002. Income tax expense during the three months and nine months ended September 30, 2005 was primarily related to state income taxes on income earned by ESP Pharma, federal alternative minimum taxes on the consolidated income and foreign taxes on income earned by our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenue, license revenue, collaboration and other revenue under agreements with third parties, interest income on invested capital and, more recently, product sales. At September 30, 2006, we had cash, cash equivalents, marketable securities and restricted cash and investments in the aggregate of $422.3 million, compared to $333.9 million at December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $75.9 million, compared to $13.6 million in the corresponding period in 2005. The $75.9 million net cash provided by operating activities in the first nine months of 2006 was primarily attributable to our product sales and revenues from royalties, which were offset partially by the increase in spending for advancing clinical programs and our expansion into sales and marketing activities.

Net cash used in investing activities was $76.8 million for the nine months ended September 30, 2006, compared to $295.5 million in the comparable period in 2005. The $76.8 million net cash used in investing activities in the first nine months of 2006 was primarily attributable to net purchases of approximately $61.0 million due to the timing differences of purchases and maturities of our available-for-sale marketable securities, $26.9 million in capital expenditures and $18.8 million related to the purchase of product rights. These net purchases were partially offset by the repayment of our $30.0 million note receivable from Exelixis. In the prior-year period, we acquired ESP Pharma and the rights to Retavase for approximately $432.5 million in cash, net of cash acquired.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $22.7 million, compared to $372.3 million in the comparable period in 2005. The $22.7 million net cash provided by financing activities in the first nine months of 2006 was primarily due to the issuance of our common stock in connection with option exercises. In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million to help fund our acquisitions of ESP Pharma and the rights to Retavase in March 2005.

We estimate that our existing capital resources will be sufficient to fund our operations through 2006 and the foreseeable future. Our future capital requirements will depend on numerous factors, including, among others, continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis and Xolair; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our Redwood City, California facility; significant resources we will need to expend to update or modify our manufacturing facilities as new products are introduced or manufacturing processes are revised; significant resources we will need to expend in the long term to refurbish or replace our manufacturing facilities due to obsolescence; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to us of existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of September 30, 2006 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)
Operating leases	$8,141	$15,129	$14,042	$109,022	$146,334
Long-term liabilities (2)	4,704	5,905	2,411	4,145	17,165
Convertible notes	11,875	23,750	266,873	252,500	554,998
Construction contracts	1,400	—	—	—	1,400
Milestone payment to Centocor (3)	15,000	—	—	—	15,000
Contract manufacturing	20,930	3,976	—	—	24,906

Total contractual obligations	$62,050	$48,760	$283,326	$365,667	$759,803

(1)	This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and/or likelihood of such payments are not known in any period presented above.
(2)	Includes mortgage payments for the buildings we own in Fremont, California, post-retirement benefit obligations and the milestone payments related to our purchase of rights to Cardene.
(3)	Represents payment due to Centocor under our agreement for their achievement of a milestone made in September 2006 related to Retavase. We capitalized this milestone payment as additional Retavase product rights.

In July 2006, we signed leases for office space in Redwood City, California, and we expect to incur approximately $85 million to $95 million in capital expenditures related to the build out and improvement of and relocation of our headquarters to this leased space. We expect that cash proceeds from the future sale of the land and buildings that we currently own in Fremont, California will partially offset these capital expenditures.

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

In general, our expenses have exceeded our revenues. As of September 30, 2006, we had an accumulated deficit of $480.4 million. We expect our expenses to increase primarily because of the extensive resource commitments required to achieve regulatory approval and commercial success for our portfolio of existing products and potential products. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost and with appropriate quality, or successfully market such products with desired margins, we may not sustain positive cash flow from operations as we previously projected. We may also incur additional acquisition-related charges related to our acquisitions of ESP Pharma and the rights to Retavase, which would adversely affect our operating results. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

•	our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•	additional potential products are selected as clinical candidates for further development;

•	we pursue clinical development of our potential products in new indications;

•	we invest in life cycle management initiatives for our products;

•	we invest in staffing and operations to meet our manufacturing requirements;

•	we expand our commercial infrastructure to market and sell our products;

•	we defend or prosecute our patents and patent applications; and

•	we invest in research or acquire additional technologies, product candidates or businesses.

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

In the quarter ended September 30, 2006, our product sales accounted for 37% of our total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents that we own or hold licenses to that cover Cardene, IV Busulfex and Retavase will expire between late 2009 and 2014. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

If Cardene IV sales do not continue to grow, our results of operations will suffer.

Cardene IV has accounted for a significant portion of the operating income and growth in our sales since we acquired it through our acquisition of ESP Pharma in March 2005. Cardene IV faces a competitive marketplace with branded and generic intravenous anti-hypertensive products being marketed in the United States and it may be harder to continue to penetrate this market at the recent rate of growth. While we expect to increase committed sales and marketing resources in an effort to ensure the continued growth of Cardene IV, there can be no assurance that we can continue a rapid growth rate. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for Cardene IV to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Retavase is sold in a market that has recently declined and if our planned sales and promotional efforts do not increase or at least maintain market acceptance, our results of operations will suffer.

We expect Retavase to continue to account for a significant portion of our operating income from product sales. Retavase is sold into a thrombolytic market that has recently declined due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, Retavase competes for use in the management of acute myocardial infarction with TNKase™ and Activase® from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we possess. While we believe that our planned investment in additional promotional efforts may increase the market acceptance of Retavase, there can be no assurance that we can increase the market share of Retavase, or that even if we are able to increase our market share, that the thrombolytic market will not decline significantly regardless of our efforts.

The manufacturing of Retavase is a complex process that requires the services of a number of third parties, and our failure to timely or efficiently manufacture Retavase could cause our results of operations to suffer.

Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. (Diosynth) and Roche. The manufacturing of this product for use as a therapeutic in compliance with regulatory requirements is complex, time-consuming and expensive and historically subject to periodic batch failure because of the complexity of the manufacturing process. Recently, however, one of our contract manufacturers has experienced higher than expected batch failure rates. As a result, we and that contract manufacturer have agreed to temporarily cease Retavase manufacturing and run three test batches under change order to extensively sample and analyze the process prior to making potential improvements. Although we currently have enough inventory of Retavase to satisfy our expected sales through mid-2008, our inability to reduce batch failure rates and timely and efficiently manufacture Retavase could result in the reduction or interruption of commercial sales and could impair our competitive position. In addition, our future cost of goods sold for Retavase as a percentage of product sales may increase in connection with an amended supply agreement that we are currently discussing with our contract manufacturer in connection with these higher than expected batch failure rates.

We rely on third-party suppliers to provide our products for sale and certain clinical candidates for trials. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our potential future results could suffer.

We do not manufacture any of our marketed products. We have certain long-term agreements with various third parties to supply our marketed products under our label. If there are supply problems with our third-party manufacturers, in particular with respect to Cardene IV and Retavase, there may not be sufficient supplies of Cardene IV or Retavase to meet commercial demand, in which case our future results could suffer. In addition, we rely upon third parties for the supply of ularitide and terlipressin for clinical trials, and in the case of terlipressin, supply is managed by our partner, Orphan Therapeutics. The manufacturing of terlipressin is complex and time consuming. If there are supply problems with the third-party manufacturers, or if Orphan Therapeutics is not successful in managing the suppliers for terlipressin, future clinical trials or the potential commercialization of these products could be substantially delayed and our financial results would be adversely affected.

We also engage third parties for product labeling and packaging. If any labeling and packaging errors occur and are not discovered until after the products are sold, we would need to recall those products, which could be very costly and could damage our credibility and adversely affect our future sales.

In addition, our reliance on third-party manufacturers and suppliers entails risks, including reliance on third parties for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements, the possible breach by these third parties of the manufacturing agreements, and the possibility of termination or non-renewal of these manufacturing agreements by the third parties at a time that is costly or inconvenient to us. Failure of our third-party manufacturers or us to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, could result in the imposition of sanctions on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

Achieving future profitability or revenue growth will depend in significant part upon the continuing growth of our currently marketed products.

We have incurred losses since inception. In order for us to achieve future profitability, we will need to sustain growth from our currently marketed drugs as well as continued growth in royalties from products licensed under our intellectual property rights.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such product revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners and our ability to estimate reserves for potential product returns.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended September 30, 2006, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 87% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of September 30, 2006, these three U.S. wholesalers represented approximately 92% of our outstanding accounts receivable from product sales. We have received a significant number of returns of Cardene IV, Retavase and IV Busulfex product and off-patent branded products that were sold prior to our acquisitions of rights to these products in March 2005. The level of returns of these products sold prior to March 2005 exceeded our expectations at the time we acquired the rights to these products. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers below prior levels, and this should reduce the level of returns. Nevertheless, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to March 2005, the date we acquired ESP Pharma and rights to Retavase. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. We review historical product returns, channel inventory levels and activities and other factors pursuant to this review. This review may result in an estimate that is higher or lower than our prior estimates for product sales returns to reflect the projected future level of returns. The effect of any change in estimate would affect product sales, net, during the quarter in which we revise our estimate. If returns exceed our expectations as they have in the past, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At September 30, 2006, we had approximately $507.0 million of outstanding long-term debt, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes). In addition to the 2005 Notes, approximately $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes), and we have debt service obligations related thereto. The 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

•	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	the levels of our outstanding debt could limit our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes .

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which we cannot control. Our ability to generate sufficient cash flow from operations in the future to service our debt may require us to, among other things:

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

We sell our products to wholesale distributors who in turn sell our products to hospitals and clinics, our end customers. We cannot assure you that our end customers will continue their current patterns of purchasing and using our products. Any delay or deferral in purchasing decisions or any decision to return our products by our wholesalers or end customers due to our marketing and sales efforts, competition or other factors could have a material adverse effect on our product revenues and financial results. We continue to refine our trade practices and more effectively enforce trade policies with our wholesalers to be more consistent with what we believe to be industry standards and the natural demand for our products by end customers. Our recent efforts in this regard have resulted in our declining or holding orders to more closely align selling patterns with our estimate of the end user demand for our products. We expect to continue to make refining adjustments to our trade practices to more effectively manage our channel inventory levels to meet end customer demand.

We are a large, geographically diverse organization, and if our management does not manage our organization efficiently, our operating results will suffer.

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

If our collaborations are not successful, we may not effectively develop and market some of our products.

We have agreements with pharmaceutical and other companies to develop, manufacture and market certain of our potential products. In some cases, we rely on our partners to manufacture such products and essential components for those products, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these licensed products. As a result, we may have little or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement. In addition, the design of the clinical studies may not be sufficient or appropriate for regulatory review and approval and we may have to conduct further studies in order to facilitate approval.

Our collaboration arrangements with Roche and with Biogen Idec are particularly important to us. Effective in August 2005, Biogen Idec and we entered into a long-term agreement under which Biogen Idec became our partner on three of our antibody clinical programs, daclizumab in certain indications including MS and volociximab (M200) and HuZAF in all indications. We and Biogen Idec were conducting a proof of concept Phase 2 trial of HuZAF in severe rheumatoid arthritis, however, based on our preliminary evaluation of data from this open label study, we and Biogen Idec jointly agreed to discontinue development of HuZAF in severe rheumatoid arthritis. We and Biogen Idec do not currently have any plans for development of HuZAF in other indications. In October 2005, we expanded our existing relationship with Roche and our collaboration to include the co-development and commercialization of daclizumab for asthma and for organ transplant patients on longer-term maintenance therapy (transplant maintenance). Recently, however, Roche decided to discontinue its involvement in the co-development of daclizumab in treating asthma. Roche’s decision has no effect on our ongoing collaboration with Roche to co-develop daclizumab in transplant maintenance, and we and Roche intend to proceed with planned Phase 2 studies for the transplant indication during 2007.

These collaboration agreements provide significant combined resources for the development, manufacture and potential commercialization of products. PDL and each of our partners assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Roche and by Biogen Idec, respectively, of their obligations under the agreements. The failure of these partners to perform their obligations, our failure to perform our obligations under either agreement, our failure to effectively manage the relationship, or a material contractual dispute between us and either Biogen Idec or Roche would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaborations, and particularly our collaboration with Biogen Idec, will vary depending on the work performed by us and our partners in any particular reporting period.

We rely on other collaborators, such as Orphan Therapeutics with respect to terlipressin, as well as other third parties, such as clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we may not obtain regulatory approval for or successfully commercialize any of our product candidates. If our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

Our partners can terminate our collaborative agreements under certain conditions, and in some cases on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. For example, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases in accordance with the terms of our collaboration agreement with Roche. Even if a partner continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

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

Pursuant to rules adopted under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We reviewed, documented and tested our internal control over financial reporting successfully in 2004 and 2005.

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

Our revenues have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to continue to market and sell our products;

•	the response of wholesalers to announced or anticipated price changes for our products;

•	uncertainty resulting from the purchase practices of wholesalers and inventory levels at wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the timing of royalty reports;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for federal and state taxes that may impact our reported net income in any particular quarter; and

•	the effect of new accounting pronouncements or interpretations of existing guidance, in particular as they may affect the accounting treatment of reimbursement of research and development expenses under collaborative arrangements.

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

License, collaboration and other revenue may also be unpredictable and may fluctuate due to the timing of payments of non-recurring licensing and signing fees, payments for manufacturing and clinical development services, and payments for the achievement of milestones under new and existing agreements with third-party business partners. In addition, based on current accounting principles and guidance, we currently recognize reimbursement of expenses under our existing collaborative arrangements as revenue at the time the work is performed under the collaboration. In the event that there is a change in the accounting principles or guidance that would result in a “netting” of revenues and expenses during the period in which the work is performed, our revenues would be reduced and netted with related expenses, although our net loss would not change. Nevertheless, a change to this effect would likely reduce our reported rate of growth in licensed and other and total revenues from historical periods due to this change in accounting. The recognition of license, collaboration and other revenue that we otherwise would defer and recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. For example, if a licensee of ours terminates a development program for which we received an upfront non-refundable fee that required our ongoing performance, the recognition of the revenue would be accelerated and recognized in the period in which the termination occurred. In such a case, it may cause our revenue during that period to be higher than it otherwise would have been had the circumstances not occurred. For example, during the third quarter of 2006 we recognized $18.8 million of deferred revenue, or 17% of the total revenue for that quarter, related to Roche’s election in August 2006 to discontinue its co-development of daclizumab in treating asthma and other respiratory diseases. In addition, revenue historically recognized under our prior agreements may not be an indicator of non-royalty revenue from any future collaborations.

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

Our revenues include revenues related to our humanization patents and the related licenses that third parties enter into with us for rights under our patents. If our patents are successfully opposed or third parties decline to take licenses for the patents, our future revenues would be adversely affected.

At an oral hearing in March 2000, the Opposition Division of the European Patent Office decided to revoke the broad claims of our first European antibody humanization patent. We appealed this decision. In November 2003, the Technical Board of Appeal of the European Patent Office decided to uphold our appeal and to set aside the Opposition Division’s decision. The Board of Appeal ordered that certain claims be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted by the Board of Appeal cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In February 2006, we received a summons to attend oral proceedings before the Opposition Division of the European Patent Office, currently scheduled to occur on April 23, 2007. Regardless of the Opposition Division’s decision on these claims, such decision could be subject to further appeals. Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opponents are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our second European patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents and, if so, on the terms of our license agreements. Also, the Opposition Division’s decision could encourage challenges to our related patents in other jurisdictions, including the United States. This decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our first European patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

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

Our ability to maintain and increase our revenues from licensing is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, we have succeeded in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to succeed in our licensing efforts in the future. In the past, we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody product was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

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

Celltech Therapeutics Limited (Celltech), which has been acquired by UCB Group, for example, has been granted a European patent covering humanized antibodies, which we have opposed. At an oral hearing in September 2000, the Opposition Division of the European Patent Office decided to revoke this patent. Celltech appealed that decision, but the Technical Board of Appeal rejected the appeal. As a result, the decision revoking the patent is final; no further appeals are available. However, Celltech has a second issued divisional patent in Europe, which has claims that may be broader in scope than its first European patent, and which we have opposed. At an oral hearing in January 2005, the Opposition Division decided to revoke this patent. Celltech has filed an appeal. We cannot predict whether Celltech’s appeal will be successful, or whether it will be able to obtain the grant of a patent from the pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its first European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents, which rights may be exercised under the agreement through December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would be required to negotiate additional licenses under those patents or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for Nuvion for the treatment of intravenous steroid-refractory ulcerative colitis and our partner Orphan Therapeutics received fast track designation from the FDA for terlipressin for type 1 hepatorenal syndrome, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Nuvion or terlipressin will receive regulatory approval.

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

In those instances where we have licensed rights to our technologies, the product development and marketing efforts and successes of our licensees will determine the amount and timing of royalties we may receive, if any. We have no assurance that any licensee will successfully complete the product development, regulatory and marketing efforts required to sell products. The success of products sold by licensees will be affected by competitive products, including potential competing therapies, that are marketed by the licensees or others. In addition, even if our licensees receive regulatory approval to sell a drug on which we would receive royalties, the marketing of such drug could be suspended or terminated either voluntarily by the licensee or by order of a regulatory agency or other governmental body as a result of safety or other events. For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of Tysabri, a drug approved to treat MS and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri. In July 2006, Biogen Idec and Elan announced the reintroduction of Tysabri, however, Tysabri’s label will include prominent warnings regarding Tysabri’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri treatment and to minimize the risk of PML potentially associated with Tysabri monotherapy. Notwithstanding the reintroduction of Tysabri, which occurred in July 2006, it is too early to determine whether we will receive significant royalties from future sales of Tysabri.

If we do not attract and retain key employees, our business could be impaired.

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We believe we have been successful in hiring and retaining key personnel in the past; however, we face significant competition for experienced personnel. For example, our Senior Vice President and Chief Medical Officer resigned from his officer positions effective November 2, 2006 and we are actively recruiting for his successor.

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

Both before and after approval is obtained, a biologic pharmaceutical product, its manufacturer and the holder of the BLA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission (FTC) and the Department of Health and Human Services (HHS) may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, we may be subject to warnings or enforcement action. In addition, there may be a similar risk with respect to Cardene, IV Busulfex and Retavase.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2006 to November 3, 2006, our common stock closed as high as $32.80 per share and as low as $16.51 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

Charges to earnings and related amortization of assets resulting from our acquisitions may adversely affect the market value of our common stock.

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, the acquisition of the rights to Retavase and the acquisition of certain rights with respect to daclizumab using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions. Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of acquired intangible assets becomes impaired in the future, as experienced with the review for impairment of the off-patent branded products in the second half of 2005, we may be required to incur material charges relating to the impairment of such assets, and possibly goodwill as well. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of our common stock.

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

The acquisitions of ESP Pharma and certain rights to Retavase required net cash payments of approximately $432.5 million. While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•	the extent to which Cardene is commercially successful;

•	the extent to which we can maintain or increase Retavase sales from recent historical levels;

•	the progress, level and timing of research and development activities related to clinical trials we are conducting or that are being conducting in collaboration with our partners, including clinical trials with respect to daclizumab, Nuvion, ularitide and M200;

•	the cost and outcomes of regulatory submissions and reviews;

•	the continuation or termination of third party manufacturing or sales and marketing arrangements;

•	the cost and effectiveness of our sales and marketing programs;

•	the status of competitive products;

•	our ability to defend and enforce our intellectual property rights;

•	our ability to extend the patent protection of our currently marketed products; and

•	the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

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

In addition, our products may face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products. In addition, competitors may succeed in developing products and technologies that are more effective or less costly than our products, or that would render our products obsolete or noncompetitive.

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

If our operations are found to be in violation of any of the laws described above or the other governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a non-trading investment portfolio of investment grade, highly liquid, debt securities, which limits the amount of credit exposure to any one issue, issuer, or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. The securities in our investment portfolio are not leveraged and are classified as available-for-sale and therefore are subject to interest rate risk. We do not currently hedge interest rate exposure. As of September 30, 2006, there has been no material change in our interest rate exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Because we translate foreign currencies into United States dollars for reporting purposes, currency fluctuations can have an impact on our results. For the three and nine months ended September 30, 2006 and 2005, there was no material foreign currency exchange impact on our Condensed Consolidated Statements of Operations from our intercompany transactions. As of September 30, 2006, we did not engage in foreign currency hedging activities.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the quarter ended September 30, 2006, our product sales accounted for 37% of our total revenues. We expect that revenue from these products will continue to represent a significant and possibly growing portion of our total revenue. The patents which we own or hold licenses to that cover Cardene, IV Busulfex and Retavase will expire between 2009 and 2014. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenue and profit margins we recognize from the sale of that product.

The manufacturing of Retavase is a complex process that requires the services of a number of third parties, and our failure to timely or efficiently manufacture Retavase could cause our results of operations to suffer.

Retavase is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. (Diosynth) and Roche. The manufacturing of this product for use as a therapeutic in compliance with regulatory requirements is complex, time-consuming and expensive and historically subject to periodic batch failure because of the complexity of the manufacturing process. Recently, however, one of our contract manufacturers has experienced higher than expected batch failure rates. As a result, we and that contract manufacturer have agreed to temporarily cease Retavase manufacturing and run three test batches under change order to extensively sample and analyze the process prior to making potential improvements. Although we currently have enough inventory of Retavase to satisfy our expected sales through mid-2008, our inability to reduce batch failure rates and timely and efficiently manufacture Retavase could result in the reduction or interruption of commercial sales and could impair our competitive position. In addition, our future cost of goods sold for Retavase as a percentage of product sales may increase in connection with an amended supply agreement that we are currently discussing with our contract manufacturer in connection with these higher than expected batch failure rates.

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

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended September 30, 2006, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 87% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of September 30, 2006, these three U.S. wholesalers represented approximately 92% of our outstanding accounts receivable from product sales. We have received a significant number of returns of Cardene IV, Retavase and IV Busulfex product and off-patent branded products that were sold prior to our acquisitions of rights to these products in March 2005. The level of returns of these products sold prior to March 2005 exceeded our expectations at the time we acquired the rights to these products. These adjustments were due primarily to unexpected returns from wholesalers. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur, and therefore affected the rate of returns. We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers below prior levels, and this should reduce the level of returns. Nevertheless, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to March 2005, the date we acquired ESP Pharma and the rights to Retavase. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. We review historical product returns, channel inventory levels and activities and other factors pursuant to this review. This review may result in an estimate that is higher or lower than our prior estimates for product sales returns to reflect the projected future level of returns. The effect of any change in estimate would affect product sales, net, during the quarter in which we revise our estimate. If returns exceed our expectations as they have in the past, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

ITEM 6. EXHIBITS

4.1	Rights Agreement, effective as of August 25, 2006, between the Company and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 29, 2006)

10.1	Sublease, effective July 6, 2006, between Openwave Systems Inc. and the Company (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2006).

10.2	Triple Net Lease, effective July 6, 2006, between Pacific Shores Investors, LLC and the Company (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 6, 2006).

10.3	Triple Net Lease, effective July 6, 2006, between the Pacific Shores Investors, LLC and the Company (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 6, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006

PDL BIOPHARMA, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)