Form 10-K/A
period 2006-12-31
PDL BIOPHARMA, INC.
filed 2007-04-30
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

(510) 574-1400

Registrant’s telephone number, including area code

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

As of April 23, 2007, the registrant had outstanding 116,504,454 shares of common stock.

Explanatory Note

PDL BioPharma, Inc. (“we” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”) solely to provide the information required by Items 10 through 14 of Part III of our Annual Report . At the time we originally filed our Annual Report, we had planned to incorporate by reference into Part III of our Annual Report disclosures from our definitive proxy statement on Schedule 14A for our 2007 Annual Meeting of Stockholders (the “Annual Meeting”). However, our definitive proxy statement will not be filed with the SEC within 120 days following the end of the fiscal year covered by the Annual Report. Accordingly, Items 10 through 14 of Part III of our Annual Report are amended and restated in their entirety by this Amendment No. 1. In addition, Exhibits 31.1 and 31.2 are being updated to reflect the inclusion with this amendment of the certifications required under the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10.	EXECUTIVE OFFICERS AND DIRECTORS

Board of Directors

Each of our current directors is identified in the table below and biographies of each of our directors follows this table. The term of each of our Class III directors will expire at the Annual Meeting, however, each of these Class III directors has been nominated and will stand for election at the Annual Meeting to serve another term that would expire in 2010.

Director	Class	Term Expires	Other Positions With the Company	Age	Director Since
Jon S. Saxe, Esq.	I	2008		70	1989
L. Patrick Gage, Ph.D.	I	2008	Chairman of the Board	64	2003
Richard Murray, Ph.D.	I	2008	Executive Vice President and Chief Scientific Officer	48	2007
Mark McDade	II	2009	Chief Executive Officer	51	2002
Karen A. Dawes	II	2009		55	2003
Brad Goodwin	II	2009		52	2006
Laurence Jay Korn, Ph.D.	III	2007		57	1986
Samuel Broder, M.D.	III	2007		62	2005

Samuel Broder, M.D., was elected a director of the Company in September 2005. He presently serves as Chief Medical Officer of Celera Genomics Group, an Applera Corporation business, which he joined in 1998. Between 1995 and 1998, Dr. Broder served as Senior Vice President for Research and Development at IVAX Corporation, which was later acquired by TEVA Pharmaceutical Industries, Ltd., where he directed a broad range of pharmaceutical research on new drugs for heart disease, diabetes and diseases of the lung. Between 1989 to 1995, Dr. Broder served as Director of the National Cancer Institute (NCI), a position to which he was appointed by President Ronald Reagan, after having served in various other positions with the NCI. Under his leadership, the NCI initiated a number of important large-scale human trials in the prevention, diagnosis and treatment of cancer. During his 23-year tenure at the NCI, Dr. Broder also performed research that lead to the development of several important anti-retroviral drugs for the therapy of HIV/AIDS. He has authored or co-authored over 300 scientific papers, and is the inventor or co-inventor on numerous patents. Dr. Broder received his B.S. and M.D. degrees from the University of Michigan.

Karen A. Dawes was elected a director of the Company in June 2003. She has served as a Principal at Knowledgeable Decisions, LLC, a pharmaceutical consulting firm, a company she founded since 2003. Between 1999 and 2003, Ms. Dawes served as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she was Senior Vice President, Global Strategic Marketing, Wyeth, formerly known as American Home Products, where she held responsibility for worldwide strategic marketing. She also served as Vice President, Commercial

Operations for Genetics Institute, Inc., which was acquired by Wyeth in 1997, designing and implementing that company’s initial commercialization strategy to launch BeneFIX® and Neumega®. Ms. Dawes began her pharmaceuticals industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of positions in Marketing, serving most recently as Vice President, Marketing of the Pratt Division. There she directed launches of Glucotrol/Glucotrol XL®, Zoloft® and Cardura®. Ms. Dawes is also a member of the Board of Directors of Repligen Corporation.

L. Patrick Gage, Ph.D., was elected a director of the Company in March 2003, and as Chairman of the Board in April 2007. Since 2003, Dr. Gage has served as a Venture Partner with Flagship Ventures. Between 1997 and 2002, Dr. Gage held various positions at Wyeth, serving most recently as Senior Vice President, Science and Technology, and President, Wyeth Research. Prior to joining Wyeth, Dr. Gage held various positions at Genetics Institute, Inc. serving as its President after Wyeth’s acquisition of Genetics Institute. Prior to joining Genetics Institute, Dr. Gage held various positions in research management at Roche over an 18-year period. Dr. Gage is also Chairman of the Board of Directors of Neose Technologies, Inc. Dr. Gage also serves as a director or scientific advisory board member of several privately held entities and as a member of the Board of Directors of the Biotechnology Institute and The Philadelphia Orchestra Association. Dr. Gage received his B.S. in physics from the Massachusetts Institute of Technology and his Ph.D. from the University of Chicago.

Brad Goodwin was elected a director of the Company in April 2006. Between 2001 and 2006, Mr. Goodwin served as Chief Executive Officer and a member of the Board of Directors of Novacea, Inc., a publicly held biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. Between 2000 and 2001, Mr. Goodwin served as President, Chief Operating Officer and Founder of Collabra Pharma, a privately held company offering pharmaceutical product licensing and development. Between 1987 and 2000, Mr. Goodwin held various positions at Genentech, Inc., including most recently Vice President of Finance. While at Genentech, in addition to his finance responsibilities, he helped structure and negotiate significant product licenses, including the license of Rituxan®, and developed long-range strategic plans. From 2004 to January 2007, Mr. Goodwin was Chairman of the Board of CoTherix, Inc., a biopharmaceutical company focused on licensing, developing and commercializing therapeutic products for the treatment of cardiopulmonary and infectious diseases. Mr. Goodwin is currently a member of the Board of Directors of Rigel, Inc., a public biotechnology company, and R&D Logic, Inc., a privately held entity. Mr. Goodwin received his B.S. degree from the University of California at Berkeley.

Laurence Jay Korn, Ph.D., a co-founder of the Company, was elected as one of the Company’s first directors in July 1986. Dr. Korn served as our Chairperson of the Board between July 1986 and May 2002 and as our Chairman of the Board between May 2002 and June 2004. Dr. Korn also served as our Chief Executive Officer from January 1987 until April 2002. From March 1981 to December 1986, Dr. Korn headed a research laboratory and served on the faculty of the Department of Genetics at the Stanford University School of Medicine. Dr. Korn received his Ph.D. from Stanford University and was a Helen Hay Whitney Postdoctoral Fellow at the Carnegie Institution of Washington and a Staff Scientist at the MRC Laboratory of Molecular Biology in Cambridge, England, before becoming an Assistant Professor at Stanford.

Mark McDade, Chief Executive Officer, joined the Company in November 2002 and was elected a director of the Company at that time. Between December 2000 and November 2002, he served as Chief Executive Officer of Signature BioScience, Inc., a drug discovery company focused on developing treatments and leads for cancer and other diseases. From 1994 until 2000, he served as an officer and a director of Corixa Corporation, a company he co-founded which focused on developing innovative products that regulate immunity. At Corixa, he most recently served as its President and Chief Operating Officer. Before co-founding Corixa, he was Chief Operating Officer of Boehringer Mannheim-Therapeutics. Prior to Boehringer Mannheim-Therapeutics, he served in several positions at Sandoz Ltd., which included business development, product management and general management responsibilities. Mr. McDade currently serves on the board of directors of Cytokinetics, Inc. and serves as a director of two privately-held entities. Mr. McDade received his B.A. from Dartmouth College and his M.B.A. from Harvard Business School.

Richard Murray, Ph.D., Executive Vice President and Chief Scientific Officer, joined the Company in April 2003, and was elected a director of the Company in February 2007. Dr. Murray initially joined the Company as our Vice President, Research, upon the Company’s acquisition of Eos Biotechnology, Inc., a company Dr. Murray co-founded in 1998. Dr. Murray had served as Vice President, Research, of Eos prior to its acquisition. At Eos, Dr. Murray was responsible for the discovery and transition of antibody-based therapeutic candidates from research to development. Prior to Eos, Dr. Murray was a staff scientist, then senior staff scientist at DNAX Research Institute. Dr. Murray received his Ph.D. from the University of North Carolina in Chapel Hill.

Jon S. Saxe, Esq., was elected a director of the Company in March 1989. Mr. Saxe served as a consultant to the Company from June 1993 to December 1994 and again from May 2000 until January 2002. Between May 1999 and April 2000, Mr. Saxe also served as Senior Advisor to our Chief Executive Officer. Between January 1995 and April 1999, Mr. Saxe served as President of the Company. Between 1989 and 1993, Mr. Saxe served as the President and Chief Executive Officer and a director of Synergen, Inc., a biopharmaceutical company. Between 1978 and 1989, Mr. Saxe served in various positions with Hoffmann-La Roche, most recently as its Vice President, Licensing and Corporate Development. Mr. Saxe serves as on the boards of directors of DURECT Corporation, InSite Vision Incorporated, SciClone Pharmaceuticals, Inc. and Sciele Pharma, Inc. Mr. Saxe also serves on the board of directors of several privately held or non-reporting entities. Mr. Saxe received his B.S. from Carnegie-Mellon University, his J.D. from George Washington University School of Law and an L.L.M. from New York University School of Law.

Audit Committee

During 2006, our Audit Committee was composed of Karen A. Dawes, Max Link and Jon Saxe. Dr. Link served as the Chairperson of our Audit Committee throughout 2006 and until March 1, 2007, and our Board of Directors (our “Board”), based on the recommendation of our Nominating and Governance Committee, determined that Dr. Link is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

Effective February 15, 2007, our Board appointed Brad Goodwin to our Audit Committee and resolved that upon the filing of our Annual Report with the SEC, Mr. Saxe would cease being a member of our Audit Committee and Mr. Goodwin would become the Chairperson of our Audit Committee. Accordingly, effective March 1, 2007, the date we filed our Annual Report with the SEC, our Audit Committee was composed of Ms. Dawes, Mr. Goodwin and Dr. Link and Mr. Goodwin became the Chairperson of our Audit Committee.

Effective April 4, 2007, our Board re-composed our Audit Committee and appointed Ms. Dawes, Mr. Goodwin and Mr. Saxe to the Audit Committee with Mr. Goodwin continuing to serve as the Chairperson of our Audit Committee.

The Board, based on the recommendation of the Nominating and Governance Committee, has also determined that Mr. Goodwin, who currently serves as the Chairperson of our Audit Committee, is also an audit committee financial expert. Dr. Link was, and Ms. Dawes, Mr. Goodwin and Mr. Saxe are, independent members of our Board under Nasdaq’s Marketplace rules for listed companies.

Executive Officers

Certain information with respect to our executive officers as of March 31, 2007, except as otherwise noted, is set forth below. Under our bylaws, each executive officer is appointed annually by our Board of Directors, and each holds office until such officer resigns, is removed, is otherwise disqualified to serve, or such officer’s successor is elected and qualified.

Name	Age	Position
Peter Calcott, D.Phil.(1)	58	Vice President, Quality
Andrew L. Guggenhime	38	Senior Vice President and Chief Financial Officer
David Iwanicki	41	Vice President, Sales and Sales Operations
Mark McCamish, M.D., Ph.D.	54	Senior Vice President and Chief Medical Officer
Mark McDade(2)	51	Chief Executive Officer
Richard Murray, Ph.D.[2]	48	Executive Vice President and Chief Scientific Officer
Robert M. Savel, II	39	Senior Vice President, Technical Operations
Jaisim Shah	46	Senior Vice President, Marketing and Business Affairs

(1)	Dr. Calcott’s biographical information is included in this section because he was an executive officer throughout 2006 and is identified as a named executive officer in Item 11 of Part III of this Annual Report. Although Dr. Calcott continues to serve as our Vice President, Quality, he ceased being an executive officer as of March 30, 2007.
(2)	Biographical information for Mr. McDade and Dr. Murray is included in the section titled “Board of Directors” in this Item 10.

Peter Calcott, D.Phil., Vice President, Quality, joined us in October 2005. Between November 2001 and September 2005, he served as Vice President of Quality and Chief Quality Officer at Chiron Corporation, a biotechnology company that was acquired by Novartis Corporation in April 2006. Prior to joining Chiron, Dr. Calcott served as Vice President of Quality for Immunex Corporation. He has also held positions in R&D, Manufacturing, Quality, Process Development and Business Development at Monsanto Company, SmithKline Beecham and Bayer AG. Dr. Calcott holds a B.Sc. (hons) in biology from the University of East Anglia and a D.Phil. from the University of Sussex. He is a native of the United Kingdom.

Andrew Guggenhime, Senior Vice President and Chief Financial Officer, joined us in April 2006. Between January 2000 and March 2006, Mr. Guggenhime served at Neoforma, Inc., most recently as Chief Financial Officer. Neoforma was a provider of supply chain management solutions for the healthcare industry before it was acquired by Global Healthcare Exchange, LLC in March 2006. From 1996 until 2000, Mr. Guggenhime was a part of the Healthcare Investment Banking group of Merrill Lynch & Co., most recently as a Vice President, where he specialized in working with healthcare services firms and healthcare Internet companies on a variety of transactions, including mergers and acquisitions, initial public offerings, add-on equity offerings and debt offerings. Prior to joining Merrill Lynch & Co., Mr. Guggenhime worked at Wells Fargo & Company in a number of capacities, most recently as Assistant Vice President in Wells Fargo’s Real Estate Capital Markets group. Mr. Guggenhime received his B.A. in International Politics and Economics from Middlebury College and his M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University.

David Iwanicki, Vice President, Sales and Sales Operations, joined us in March 2005 upon the completion of our acquisition of ESP Pharma, Inc., having served in the same capacity at ESP Pharma from May 2002 until our acquisition in March 2005. He also serves as site manager of our New Jersey office. Mr. Iwanicki was part of the initial management team that commercialized ESP Pharma. From 1988 until May 2002, Mr. Iwanicki held various sales, marketing and sales management positions at Eli Lilly and Company, where he was involved with the creation of Eli Lilly’s cardiology business unit and cardiology specialty sales force. He later helped create a diabetes specialty sales force of more than 510 sales representatives that launched three new products in three years and also assisted in creating a critical care sales force of 210 representatives. Mr. Iwanicki received his B.A. in Marketing from Western New England College.

Mark McCamish, M.D., Ph.D., Senior Vice President and Chief Medical Officer, joined us in February 2007. From 2003 to February 2007, Dr. McCamish served as Chief Medical Officer and Vice President of Clinical Development for Perlegen Sciences, Inc., a company that analyzes unique genetic variations in clinical trial participants to develop genetically targeted, late-stage therapeutics and diagnostics. Between January 1998 and September 2003, Dr. McCamish served at Amgen, Inc., most recently as Global Development Leader responsible for the clinical development of Amgen’s Aranesp® product in new indications. From 1990 to 1997, he worked as a director at Abbott Laboratories with broad responsibilities that included national and international clinical research, design and development of new products in various therapeutic areas. Dr. McCamish received his Ph.D. at Penn State University, his M.D. from the University of California, Los Angeles, and bachelor’s and master’s degrees from the University of California, Santa Barbara. Dr. McCamish is Board Certified in Internal Medicine and Nutrition & Metabolism.

Robert M. Savel, II, Senior Vice President, Technical Operations, joined us in March 2007. Between July 1999 and March 2007, Mr. Savel held various positions of increasing responsibility at Johnson & Johnson, including most recently as Vice President of Quality and Compliance for the North American Region of Pharmaceuticals (GPSG) of Johnson & Johnson. In his most recent position at Johnson & Johnson, Mr. Savel was part of the North American Pharmaceutical Manufacturing Management Board and led a 500-person, multi-site QA and Lab organization that manufactured biologics, pharmaceuticals, transdermals, cytotoxics, and drug/device combinations. Prior to Johnson & Johnson, Mr. Savel served as a Principal Management Consultant at PricewaterhouseCoopers (PwC). While at PwC, Mr. Savel led consultant teams that drove improvements in culture, organization structure and performance for pharmaceutical companies. Prior to PwC, Mr. Savel held positions at Ingersoll-Rand Corporation and Virginia Power. Mr. Savel received his B.S. in Mechanical Engineering from Virginia Tech.

Jaisim Shah, Senior Vice President, Marketing and Business Affairs, joined us in August 2000. Between 1997 and 2000, he served in various marketing management positions at Bristol-Myers Squibb Company, most recently as Vice President, Global Marketing for Bristol-Myers Squibb’s Neuroscience and GU franchise. Between 1991 and 1997, Mr. Shah served at Roche, most recently as Global Business Leader for oncology and virology based in Basel, Switzerland. Mr. Shah received his M.A. in International Economics from the University of Akron and his M.B.A. in Marketing from Oklahoma University.

Compliance with Section 16(a)

Our directors and executive officers are required by Section 16(a) of the Securities Exchange Act of 1934 to timely file with the SEC certain reports regarding their beneficial ownership of our common stock. These persons are also required to furnish us with copies of these reports they file with the SEC. To our knowledge, based solely on our review of such Section 16 Reports we have received and written representations from our directors and executive officers, we believe that our officers and executive officers complied with all filing requirements under Section 16(a) during 2006, except that George Jue, who formerly was our Vice President, Finance, did not timely report the exercise on November 8, 2006 of a stock option and sales of the shares received upon exercise on the same day and each of our outside directors, Mr. Broder, Ms. Dawes, Dr. Gage, Mr. Goodwin, Dr. Korn, Mr. Saxe and our former director Dr. Link, did not timely report the grant of a stock option made to each of them on November 30, 2006.

Code of Ethics

We have adopted a Code of Conduct and Policy Regarding Reporting of Potential Violations (the “Code of Conduct”), which constitutes a code of ethics as defined in Item 406 of SEC Regulation S-K. Our Code of Conduct applies to all our officers, directors and employees. A copy of our Code of Conduct is available on our website at http://www.pdl.com/CodeOfConduct.

You may also request a free copy of the Code of Conduct from:

PDL BioPharma, Inc.

Attention: Corporate and Investor Relations

34801 Campus Drive

Fremont, California 94555

Any request mailed to the above Fremont, California, address after our move to Redwood City, California, and prior to our 2008 Annual Meeting of Stockholders would be forwarded to our new corporate headquarters address in Redwood City.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Program Objectives

The goals of our executive compensation program are to ensure that we can effectively recruit high quality candidates for senior leadership positions, retain these executives and appropriately reward them for their individual performance and their contribution to our overall performance as measured against the achievement of company-wide goals and objectives.

Our Compensation Committee annually reviews and evaluates the components and effectiveness of our executive compensation program to ensure our programs are consistent with our goals and that our executive compensation program is aligned with the marketplace in which we compete for executive talent. In conducting its annual review and evaluation, our Compensation Committee has used the services of J. Richard & Co. (“J. Richard”), an independent compensation consultant, to advise regarding executive compensation, including with respect to the composition of our peer group, gathering peer group and other relevant executive compensation information and analysis of this information and preparing “tally sheets” of each officer’s compensation for the Committee’s review. Our Compensation Committee also solicits and receives input from our Human Resources department and CEO and takes into account this input in determining the compensation for individual officers, other than the CEO. Our Compensation Committee also evaluates the performance of the CEO, with input from other outside directors. The head of our Human Resources department and our CEO customarily attend portions of our Compensation Committee’s meetings; however, our CEO is not present during voting or deliberations regarding his compensation and the head of our Human Resources department is not present during voting regarding our CEO’s compensation but may be asked to participate in certain of the deliberations regarding our CEO’s compensation.

Compensation Program Elements

Compensation payable to our executive officers is primarily comprised of five elements, which our Compensation Committee believes together motivate our executive officers to perform in a manner that enables us to meet our strategic goals and annual business objectives and increase stockholder value. The five elements which comprise our total compensation program are (1) base salary, (2) employee benefits, (3) annual cash incentives, (4) equity incentives and (5) change in control and severance benefits. Each of these elements is discussed in more detail below.

Peer Group Selection and Benchmarking

Our Compensation Committee has, with the assistance of J. Richard, selected a peer group of companies consisting of the 11 publicly traded, biotechnology companies listed below, which our Compensation Committee believes are our peers for executive compensation purposes and compete with us for executive talent. We have also included information regarding the Company in the table below for comparison purposes.

Company	Employees(1)	Market Capitalization (millions)(2)	Total Revenue (millions)(3)
MedImmune, Inc.	2,395	$8,652	$1,276.8
Sepracor Inc.	2,470	$5,138	$1,196.5
Amylin Pharmaceuticals, Inc.	1,550	$4,897	$510.9
Cephalon, Inc.	2,895	$4,678	$1,764.1
Millennium Pharmaceuticals Inc.	947	$3,609	$486.8
Vertex Pharmaceuticals Inc.	962	$3,551	$216.4
Imclone Systems Inc.	993	$3,475	$677.8
Invitrogen Corporation	4,835	$2,996	$1,263.5
PDL BioPharma, Inc.	1,100	$2,501	$414.8
OSI Pharmaceuticals, Inc.	611	$1,898	$375.7
Alkermes, Inc.	760	$1,425	$166.6
Neurocrine Biosciences, Inc.	267	$474	$39.2

(1)	The number of employees listed for each entity was obtained from the annual report on Form 10-K last filed by the entity.
(2)	The market capitalization of each entity was obtained by taking the number of shares outstanding as disclosed by the entity in the periodic report (Form 10-Q or Form 10-K) last filed by the entity before March 31, 2007 and multiplying that number by the closing price of the entity’s common stock on March 31, 2007.
(3)	Total revenue for each entity was obtained from the entity’s annual report on Form 10-K last filed by the entity. Each entity has a December 31 fiscal year end, except for Alkermes, Inc., which has a March 31 fiscal year end.

Our Compensation Committee benchmarks the amount and composition of our executive compensation against these peer group companies on a position-by-position basis comparing executive positions with similar breadth and scope of responsibilities. In connection with our Compensation Committee’s 2007 review of executive compensation, J. Richard also presented executive compensation information for Genentech Inc., Amgen Inc. and Gilead Sciences, Inc. Although we do not consider these companies to be our peers, we compete with these entities for executive talent and our Compensation Committee believed that these entities’ compensation practices, in particular, the respective components of total compensation and relative allocation of the different elements of compensation within total compensation, would provide useful reference points.

In addition to the information that J. Richard has provided to our Compensation Committee, our Human Resources group also periodically purchases third-party compensation benchmark surveys, including the Biotechnology Survey produced by Radford Surveys + Consulting, and provides these surveys to our Compensation Committee and prepares and provides additional analyses to assist our Compensation Committee’s evaluation and comparison of each element of executive compensation.

Our Compensation Committee reviews the survey and peer group compensation information prepared by its outside compensation consultant and our Human Resources group, to ensure that our total compensation program for executive officers is competitive and that we retain and properly motivate our executive officers.

Base Salary

Base salary is the fundamental, fixed element of our executive officers’ compensation and the foundation for each officer’s total compensation.

The initial amount of base salary our Compensation Committee determines to pay each of our new executive officers is primarily driven by two factors: (1) the amount the market would pay for similar positions with like responsibilities and (2) the executive officer’s experience, knowledge, skills and education. In assessing what the market would pay for a given position, our Compensation Committee relies on peer group executive compensation information prepared by its outside compensation consultant, and compensation benchmark surveys we purchase. Our Compensation Committee generally targets the 60th percentile of the market for an executive’s officer’s base salary. However, the executive officer’s overall experience and education would then determine where within the market salary range the executive officer’s base salary would initially be set.

Our Compensation Committee annually reviews each executive officer’s base salary and adjusts it based on three elements: (1) performance of the officer’s respective functional responsibilities against defined objectives, (2) individual performance, using the performance areas identified below, and (3) changes in the competitive marketplace using benchmarks of comparable positions in the biotech industry. To evaluate functional performance, our Compensation Committee receives a performance assessment from our CEO, rating each officer against annually agreed upon objectives. Each executive officer’s individual and functional area performance is measured through our annual focal review process by assessing a variety of performance areas and evaluating whether and to what extent the executive officer’s performance exceeds expectations and how consistently or often performance exceeds expectations. The areas for individual performance review include, first and foremost, the meeting of stated objectives and:

•	Decision-making ability and exercise of judgment;

•	Technical expertise and skills;

•	Demonstration of initiative and results achieved;

•	Ability to collaborate cross-functionally and teamwork;

•	Communication skills;

•	Working habits and quality of work;

•	Leadership and management skills;

•	Coaching, mentoring and development skills; and

•	Ability to manage change.

To ensure that each of our executive officer’s is compensated commensurate within market parameters, our Compensation Committee reviews peer group and benchmark survey information, using two outside compensation surveys, to assess the reasonableness and competitiveness of annual base salaries and any proposed salary increase for our executive officers. This benchmarked data helps to ensure that our overall annual adjustments to salary are designed to appropriately reward, incentivize and retain our executive officers.

Our Compensation Committee reviews the performance of our CEO, Mr. McDade, in a fashion similar to the above, on an annual basis, and the Compensation Committee’s chairperson customarily provides the overall feedback to Mr. McDade. Our Compensation Committee has relied during the past several years on the use of an outside compensation consulting firm for recommendations regarding CEO compensation matters, and in 2006 the Compensation Committee retained J. Richard for this purpose.

In February 2007, our Compensation Committee evaluated the 2006 performance of each of our officers, including our named executive officers, and the information relating to competitive salary levels, to determine what adjustments should be made to each officer’s annual base salary. Based on this evaluation, our Compensation Committee approved the adjustments to our named executive officers’ annual base salaries identified in the table below.

	2006 Base Salary		2007 Base Salary	Increase 2006 to 2007 (%)
Mark McDade	$600,000		$650,000	8.3%
Andrew Guggenhime	$305,000	*	$348,081	14.1%
Richard Murray	$375,000		$421,350	12.4%
David Iwanicki	$247,001		$258,116	4.5%
Peter Calcott	$300,000		$300,000	0.0%

*	Mr. Guggenhime joined us in April 2006; his 2006 base salary is shown here on an annualized basis.

With respect to officers other than Messrs. McDade, Murray and Guggenhime, our Compensation Committee based the determination of the salary adjustments on a review of the information on competitive salary levels and the CEO’s assessment of the individual officer’s performance as presented by the CEO, compared to individual objectives. Our Compensation Committee also took into account Dr. Murray’s promotion and additional responsibilities for managing the Human Resources and Program Management groups and Mr. Guggenhime’s additional responsibilities for managing the Corporate and Investor Relations and Corporate Services groups. With regard to Mr. McDade’s salary increase, our Compensation Committee considered benchmark salary data of CEOs in our peer group and other similar companies, and utilized the overall performance assessment of Mr. McDade to arrive at a percentage increase. Other factors considered by the Committee in determining the percentage increase for Mr. McDade’s salary included Mr. McDade’s tenure compared to other CEOs, additional responsibilities and issues faced by Mr. McDade and the Company in 2006 and his handling of these during 2006, and overall Board member feedback regarding Mr. McDade’s performance during the course of 2006.

Employee Benefits

We provide our employees, including our named executive officers, with customary benefits, including medical, dental, vision and life insurance coverage, short-term and long-term disability coverage and the ability to participate in our 401(k) plan, which provides that we will match contributions up to certain limits based on tenure of employment, and our tax-qualified employee stock purchase plan. The costs of our insurance coverage benefits are largely borne by us, however, employees do pay portions of the premiums for some of these benefits. We believe these benefits are of the type customarily offered to employees by our peer group and in our industry.

This element of compensation is intended to provide assurance of financial support in the event of illness or injury, encourage retirement savings through a 401(k) plan and encourage equity ownership by our employees through our employee stock purchase plan.

We also maintain an automobile fleet lease program under which our field sales professionals are eligible to use company-leased automobiles for business purposes. Each sales professional that is provided a company-leased automobile is also allowed to use the vehicle for personal use, however, we report to the Internal Revenue Service the fair market value of any personal use as taxable compensation. Mr. Iwanicki, our Vice President, Sales and Sales Operations, uses a company-leased automobile under this program and has used his company-leased automobile for personal use.

Other than the benefits that we generally provide to all our employees or, with respect to Mr. Iwanicki, our sales professionals, we do not provide our executive officers any other significant perquisites or personal benefits as a component of executive compensation.

Annual Cash Incentive

Another component of our executive officers’ total compensation is the annual cash bonus. The annual cash bonus is intended to reward our executive officers for their individual contributions and our performance during the year and for our overall performance.

Each employee’s baseline target bonus, including each officer’s target bonus, is determined based on the salary grade or level of the employee and equals a percentage of the employee’s annual base salary. Our Compensation Committee has approved the target bonus levels by salary grade level for all officers and employees, based on review of peer and benchmarking data and taking into consideration the targeted levels of other elements of compensation. The targeted bonus levels are intended to put a higher amount of total compensation and cash compensation at risk based on our performance and individual performance for officers and employees with relatively higher responsibilities. Our Compensation Committee reviews the target bonuses for executive officers each year with this goal in mind.

The actual amount of bonus to be received by each executive officer is adjusted from the target bonus level based on our performance during the year, as determined by our Board, and individual performance of the officer during the year. As noted above, our CEO conducts the annual assessment of the performance of executive officers, other than our CEO, and our Compensation Committee reviews our CEO’s assessment of the other executive officers. Our Compensation Committee is solely responsible for evaluating our CEO’s performance and assesses his performance annually. The individual performance of each officer is reviewed by our Compensation Committee, which determines the amount of target bonus adjustment.

In recent years, towards the end of the calendar year, our Board has approved company-wide objectives for the following year. For example, in September 2005 our Board set 28 objectives for us to achieve through 2006, including objectives regarding clinical development and lifecycle management, manufacturing, marketing, product sales, total revenue, cash flow, partnering and collaboration efforts and organization development. Also, toward the end of the calendar year in recent years, our Board evaluated the extent to which the current year’s corporate objectives had been achieved and otherwise evaluated our overall performance as a company during the year. Based on this evaluation, our Board then exercised its discretion and determined the percent of the target bonus that was the baseline for the actual bonus paid to each officer.

In November 2006, our Board determined, after evaluating our overall performance in 2006 and the extent to which we had achieved the corporate objectives set by our Board in September 2005, that each officer’s target bonus would be reduced by 40% to equal 60% of their initial target bonus. While our 2006 financial performance was well ahead of 2005 and many other operational measures were in line with our 2006 plan, the major factors assessed for this bonus reduction included delays to the Nuvion® antibody product and ularitide development programs and missed sales expectations versus plan for our novel thrombolytic, the Retavase® product. In February 2007, our Compensation Committee reviewed each officer’s functional performance versus objectives as well as overall individual effectiveness, and the recommendations of our CEO regarding each officer’s overall performance rating and recommended bonus, in light of the overall reduction of target bonuses to 60% of the initial target bonus. Our Compensation Committee approved the recommendations for bonuses payable with respect to each officer tied to their overall performance during 2006. With regard to Mr. McDade’s bonus compensation, our Compensation Committee reviewed Mr. McDade’s overall leadership and individual contributions as well as our overall performance against our 2006 objectives. Our Compensation Committee took note of Mr. McDade’s efforts in handling additional responsibilities and challenges during 2006. Based on this review, our Compensation Committee determined, and our Board concurred, that Mr. McDade should receive a bonus of 50% of his base salary, reduced from the target payout of 75% for 2006.

The target bonus for each of our named executive officers for the bonuses earned in 2006, as adjusted our performance and individual officer performance, are included in the table below. The actual bonuses earned by each named executive officer in 2006 are listed in the Summary Compensation Table in the “Bonus” column.

Named Executive Officer	Initial Target Bonus (unadjusted)	Final Bonus (adjusted for company and individual performance)
Mark McDade	75%	50%
Andrew Guggenhime	37.5%	24%*
Richard Murray	37.5%	31%
David Iwanicki	30%	18%
Peter Calcott	30%	8%

*	In accordance with our policy of pro rating bonuses of employees that start their employment with us after the start of the year and because Mr. Guggenhime started his employment with us in April 2006, Mr. Guggenhime’s target bonus was further pro rated to 18%.

2007 Performance Bonus Program

In 2006, our Board began evaluating whether to implement a more formal performance-based bonus program that would more clearly tie all employees’ bonuses to our achievement of goals to provide greater alignment with our stockholders’ interests and more clearly focus the organization on the achievement and prioritization of our goals.

In February 2007, our Board approved a performance-based bonus program for calendar year 2007 (the “2007 Performance Program”) pursuant to which eligible employees, including our officers, may receive cash bonuses for the successful achievement of certain corporate goals during 2007. A majority of the goals in the 2007 Performance Program relate to objectives for programs in development or lifecycle management stage and the other goals relate to corporate financial objectives. The primary goals under the 2007 Performance Program and their respective weighting are set forth below:

Category	Weighting
Clinical development goals related to our development programs	35%
Research and development goals	22%
Net product sales and gross margin goals	20%
Partnership goal	13%
Non-GAAP earnings goal	10%

Total:	100%

Goals related to the advancement of our drug development efforts are more heavily weighted (57% aggregate weighting) than are our corporate financial goals (30% aggregate weighting) because we believe that advancing our drug development efforts in 2007 are of primary importance to our achievement of our long-term goals. We believe that each of the corporate goals we have set for 2007 would be relatively difficult to achieve without focused, efficient execution of our objectives by all of our officers and employees. The Committee believed that each of the goals is important to building stockholder value and designed the goals to be within reach of achievement with significant and concerted collective effort. Some goals will be more difficult to achieve than others, however, overall the Compensation Committee believes that it is more likely than not that we will pay out less than the entire bonus achievable under the 2007 Performance Program.

The extent to which we successfully achieve these corporate goals, as determined by our Board, will determine the amount of the bonus pool under the 2007 Performance Program, subject to the exercise of the discretion of our Board to increase, decrease or eliminate the bonus pool under the 2007 Performance Program. For example, if we achieved all of the goals listed above other than the “Partnership goal,” the amount of the bonus pool would equal 87% (which is the sum of the weightings of the goals hypothetically achieved) of the aggregate target bonus for all employees. The bonus pool could be increased by up to 40% of the aggregate target bonus for all employees if we overachieve on some of the goals identified in the above table and by up to an additional 20% if we achieve certain stretch goals we set related to partnerships and collaborations.

The bonus pool will then be allocated among eligible employees, including officers, based on each eligible employee’s target bonus and the eligible employee’s individual performance. The targeted bonus levels put a higher amount of total compensation and cash compensation at risk based our performance and individual performance for officers and employees with relatively higher responsibilities.

Our Board reserves the right, exercisable at its discretion, to increase, decrease or eliminate the bonuses that could be paid under the 2007 Performance Program and to amend or terminate the 2007 Performance Program at any time.

The current target bonus for each of our named executive officers is set forth below in the table below, however, our Compensation Committee is in the process of evaluating the target bonus levels for our executive officers and may revise some of our executive officer’s target bonus percentage in connection with this process.

Named Executive Officer	Target
Mark McDade	75%
Andrew Guggenhime	37.5%
Richard Murray	50%*
David Iwanicki	30%
Peter Calcott	30%

*	Dr. Murray’s annual target bonus was 37.5% for 2006. Upon Dr. Murray’s promotion to the position of Executive Vice President and Chief Scientific Officer in February 2007, Dr. Murray’s annual target bonus was increased from 37.5% to 50%.

Equity Incentives

We believe that equity awards encourage the perspective necessary to meet longer-term financial and strategic goals and more closely align the interests of our employees with those of our stockholders by causing our employees to think like owners because the value of equity awards, especially stock options, increases only if the value of each shares of our common stock increases. The long-term incentive of equity awards provides balance to the shorter-term focus that base salary and annual bonuses may foster in isolation, thereby promoting thoughtful, balanced decision-making by our employees. We also believe that equity incentives are a key part of our ability to attract and retain employees, especially officers, in a highly competitive labor market.

In April 2005, after a review of equity grant and annual cash incentive practices by our peers, our Compensation Committee revised our equity grant guidelines for new employee stock option grants and annual employee stock option grants to reduce the maximum size of awards for each salary grade, including for officers, and increased the amount of compensation allocated to annual cash incentives for each salary grade. On average, we reduced the maximum size of (1) our new hire, employee stock option awards at that time by approximately 50% and (2) our annual employee stock option awards by approximately 30% relative to the prior guidelines which our Board initially adopted in December 2000 and reconfirmed in September 2004. On average, we also increased the target annual bonus by 70% for each salary grade. We are in the process of again reviewing the equity grant and cash incentive practices of our peers and may adjust our guidelines and practices in light of this review.

Prior to 2005, our equity incentive plans only allowed for the grant of stock options and stock options were the only form of equity incentive we awarded to our employees. In 2005, our Board and stockholders approved our 2005 Equity Incentive Plan, which allows for the grant of a variety of incentive awards including stock options, stock appreciation rights, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. We believe that this greater array of available awards permits a more tailored approach to incentive practices better suited to assisting us with attracting and retaining employees and will, to the extent full value or non-equity awards are granted, mitigate the dilutive effect that stock option grants alone have.

New Hire Grants

We grant to all our new employees stock option awards in connection with the start of their employment. The number of option shares granted to a new employee is customarily based on the salary grade of the new employee and subject to grant size guidelines established by our Compensation Committee. Because compensation packages for executive officers tend to be more highly negotiated than are compensation packages for other employees, equity awards to executive officers may vary from the guidelines customarily followed to a greater degree than awards to other employees. For retention purposes, we target the size of our equity grants to be competitive with our peers and roughly at the 60th percentile based on compensation survey data we obtain.

On average, the grant date fair value of our new hire stock option grants to new officers, computed in accordance with FAS123R, equals approximately 130% of the total annual cash compensation, which is composed of starting annual base salary plus the target bonus amount. However, the actual ratio of grant date fair value to total annual cash compensation can vary significantly depending on our compensation negotiations with a new officer and the market price of our common stock on the date the new hire stock option is granted.

Stock option grants to new employees, other than officers, are customarily approved and granted by the Equity Grant Committee of our Board on the first business day of the week following the new employee’s start date and have an exercise price equal to the closing price of our common stock on the date of grant. We believe that the process of granting new hire option grants on a weekly basis provides an even-handed, fair approach for our employees generally, because the new hire stock option grant to each new employee is granted closer in time to the employee’s decision to accept an employment offer than if grants were made on a monthly, quarterly or less-frequent basis. Stock option grants to promoted employees, other than officers, are also customarily approved and granted by the Equity Grant Committee on the first business day of the first week after the date of the promotion. Most promotions occur in March in connection with the annual performance review process, however, promotions also occur from time to time throughout the year. Our new hire and promotion stock option grants vest over four years with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48 of the shares subject to the option vesting monthly after the first anniversary.

The Equity Grant Committee is not authorized to grant equity awards to those officers that would be deemed “officers” (“Section 16 Officers”) under Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Grants to Section 16 Officers are made only by our Compensation Committee. Grants to other officers are also customarily made by our Compensation Committee and not by our Equity Grant Committee, even though our Equity Grant Committee also has the authority to grant equity awards to these other officers. Our Compensation Committee customarily approves the general terms of employment offers to prospective new officers, subject to limitations to allow our management to negotiate final terms with the candidate. The equity award grant negotiated with the prospective new officer is then approved by our Compensation Committee after the officer candidate accepts our employment offer but before the start of employment. Because stock option grants to newly hired officers are customarily approved prior to the start of employment, these grants are usually effective on the officer’s employment start date and have an exercise price equal to the closing price of our common stock on the officer’s employment start date, which is the grant date. Our Compensation Committee also approves equity awards to officers in connection with promotions. These grants are customarily effective on the date of the promotions.

Annual Incentive Grants

In addition to new hire option grants, we also grant employees, including our officers, mid-year stock option awards and, since 2005 with respect to our executive officers, restricted stock awards. In the past four years, our Compensation Committee has made these grants at the regularly scheduled meeting of our Compensation Committee in July, and we expect to continue a similar practice of making our mid-year grants shortly after our annual stockholders meeting. Our mid-year stock option and restricted stock grants tend to be on average approximately half the size of the grants that would otherwise be made to a new hire of the same salary grade, although an employee’s individual performance affects the actual size of the grant with higher performers receiving larger awards and lower performers receiving smaller or no awards. The goal of our annual equity incentive grant is to provide officers and employees with continued incentives to improve corporate performance and continuing retention benefits. We allocate between stock options and restricted stock awards to our executive officers on a case-by-case basis with awards weighted to either stock options or restricted stock for individual officers or employees based on our Compensation Committee’s assessment in individual cases of the relative motivational impact of the respective types of equity and consistent with our Compensation Committee’s goal to minimize dilution of stockholders. Our Compensation Committee determines the number of option shares or shares of restricted stock to be granted to each individual officer based on a review of:

•	The officer’s position at the Company,

•	His or her individual performance,

•	The number of unvested stock options and restricted shares held by the officer,

•	The amount that the officer’s stock options are “in the money,” that is the extent to which the current market price exceeds the exercise price of the officers stock options, and

•	Other factors, including independent equity compensation survey data.

Our mid-year stock option grants have an exercise price equal to the closing price of our common stock on the date of grant and vest with respect to 1/48 of the shares subject to the option on a monthly basis after the grant date. Restricted stock grants vest annually with respect to 25% of the shares subject to the grant.

In July 2006, our Compensation Committee made annual grants of restricted stock and stock options to our executive officers based on the above criteria. Our Compensation Committee and Board recommended a grant of restricted stock and stock options to Mr. McDade in July 2006, but Mr. McDade declined to accept the grants because of the performance of the market price of our common stock from the start of 2006. Our Compensation Committee accepted Mr. McDade’s decision and no restricted stock or stock options were granted to Mr. McDade in 2006. Our Compensation Committee plans to consider annual equity grants to executive officers in mid-2007.

Policy on Timing of Equity Grants

We do not have any plan or practice to time equity grants in coordination with our public release or disclosure of material nonpublic information. We also do not time our release of material nonpublic information for purposes of affecting the value of compensation to employees, including our executive officers. However, because we grant our stock options and restricted stock at or promptly after specific events such as the start of employment, the time of promotion or the date of a Board or Compensation Committee meeting, some of these grants may occur shortly before our release of positive, material nonpublic information or shortly after our release of negative, material nonpublic information.

Change in Control and Severance Benefits

Our change in control benefits are intended to retain our officers during the pendency of a proposed change of control transaction and align the interests of our officers with our stockholders in the event of a change in control. We believe that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Our Compensation Committee has determined that offering change in control benefits would better ensure the retention of our officers during the pendency of a potential change in control transaction. Without these benefits, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. Our Compensation Committee believes that these benefits therefore serve to enhance stockholder value in the transaction, and align our officers’ interests with those of our stockholders in change in control transactions. The potential payments that each of our named executive officers would have received if a change in control or termination of employment would have occurred on December 31, 2006 are set forth under the section titled “Potential Payments Upon Termination or Change in Control” in this Item 11.

Executive Retention and Severance Plan

In October 2001, we adopted our Executive Retention and Severance Plan, or the “retention plan,” which provides for the acceleration of vesting of equity awards and severance benefits in connection with a “change in control.” Each of our officers, including our named executive officers, is eligible to receive benefits under the retention plan. The extent of vesting acceleration and amount of severance payable to an officer is based on whether an officer is a “participant,” “executive committee member” or the “chief executive officer” under the retention plan. Each of our named executive officers is currently an executive committee member.

A change in control under our retention plan is deemed to occur if:

•

any person or entity becomes the “beneficial owner” of 40% or more of (1) the outstanding shares of our common stock or (2) the total combined voting power of our then outstanding securities entitled to vote generally in the election of directors;

•

we are a party to a merger or consolidation which results in the holders of our voting securities outstanding immediately prior to the merger of consolidation failing to retain immediately after such merger or consolidation beneficial ownership of more than 50% of the total combined voting power of the securities entitled to vote generally in the election of our directors or the directors of the surviving entity outstanding immediately after such merger or consolidation;

•	the sale or disposition of all or substantially all of our assets or consummation of any transaction having similar effect (other than a sale or disposition to one or more of our subsidiaries); or

•

a change in the composition of our Board within any consecutive two-year period as a result of which fewer than a majority of the directors are “incumbent directors” (as defined in the retention plan).

Immediately prior to a change in control, regardless of whether or not the surviving or acquiring entity assumes or issues substitute awards for stock options, 100% of the unvested portion of stock options and restricted stock held by our CEO would become vested.

Immediately prior to a change in control in which the surviving or acquiring entity assumes or issues substitute awards for stock options, 50% of the unvested portion of stock options and restricted stock held by each of our other executive committee members would become vested. No acceleration of the vesting of stock options and restricted stock held by our other officers would occur in such a change in control. However, if the surviving or acquiring entity in a change in control does not assume options or restricted stock or otherwise issue substitutes for those awards, then, immediately prior to the change in control, 50% of the unvested portion of restricted stock held by each non-CEO executive committee member would become vested and the vesting of each officer’s stock options (including non-executive committee members) would accelerate as follows:

•	If the officer has been employed for more than two years, then 100% of the unvested portion of the officer’s stock option would become vested; or

•

If the officer has been employed for less than two years, then (1) 50% of the unvested portion of the officer’s stock option would become vested or (2) if the following method would result in a greater number of option shares becoming vested, the unvested portion shall become vested to the extent it would have become vested had the officer been employed for an additional two years.

We believe that the “single trigger” acceleration of unvested stock options and restricted stock described above provides an incentive for our officers to remain employed with us through the closing of the change in control. Without the above-described acceleration of equity awards, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the acquiring or surviving entity, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent.

The retention plan also provides for severance and health and life insurance continuation benefits and the further acceleration of equity awards in the event the participating officer’s employment is terminated other than for “cause” or the officer terminates his or her employment for “good reason” (each, a “triggering termination”). The severance benefits granted and equity acceleration that occurs in connection with a triggering termination are conditioned on the officer’s execution of a general release of all known and unknown claims against us in a form prescribed by the retention plan.

If the CEO’s employment is terminated other than for “cause” or the CEO terminates his or her employment for “good reason” within three years of a change in control, then:

•	100% of the unvested portion of stock options and restricted stock held by our CEO, including awards granted by the surviving or acquiring entity after the Change in Control, would become vested;

•	stock options held by the CEO would remain exercisable for six months after termination;

•	the CEO would continue to receive health and life insurance benefits for three years after the triggering termination; and

•	the CEO would receive a lump sum payment equal to three times the sum of the CEO’s “annual base salary” and “annual bonus.”

If the employment of a non-CEO Executive Committee Member is terminated other than for “cause” or the officer terminates his or her employment for “good reason” within three years of the Change in Control, then:

•	100% of the unvested portion of stock options and restricted stock held by the officer, including awards granted by the surviving or acquiring entity after the change in control, would become vested;

•	stock options held by the officer would remain exercisable for six months after termination;

•	the officer would continue to receive health and life insurance benefits for two years after the triggering termination; and

•	the officer would receive a lump sum payment equal to two times the sum of the officer’s “annual base salary” and “annual bonus.”

For purposes of the retention plan, the term “annual base salary” means an amount equal to the greater of (1) the officer’s annual base salary immediately prior to the triggering termination or (2) the officer’s annual base salary immediately prior to the change in control and the term “annual bonus” means an amount equal to the greater of (1) the aggregate amount of all bonuses earned by the officer during the fiscal year immediately prior to the change in control, (2) the aggregate amount of all bonuses earned by the officer during the fiscal year immediately prior to the triggering termination, or (3) the aggregate of all annual bonuses that would be earned by the officer at the targeted annual rate assuming attainment of 100% of all applicable performance goals in the year which the triggering termination occurs.

For purposes of the retention plan, the term “cause” means the occurrence of any of the following, as determined by not less than two-thirds of our Board at a meeting of our Board called for such purpose (after reasonable notice to subject person and an opportunity, together with counsel, to be heard before our Board):

•	Such person’s theft of our property, act of dishonesty or fraud against us, or intentional falsification of any employment or other record of ours;

•	Such person’s improper use or disclosure of our confidential or proprietary information;

•	Such person’s gross negligence or willful misconduct in the performance of assigned duties (but not mere unsatisfactory performance), subject to cure within a limited period of time; or

•	Such person’s conviction (including any plea of guilty or nolo contendere) of a felony which materially impairs such person’s ability to perform his or her duties to us.

In the event that any payment or benefit received by a participant under the retention plan or otherwise payable to the participant would be subject to the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code, we would also make a tax “gross-up” payment under the retention plan to the participant so that the net amount retained by the participant from all payments after deduction of applicable taxes, including excise tax, penalties and interest with respect to these payments, equals the net amount that the participant would have retained in the absence of the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code.

Other Severance Benefits

Pursuant to the terms of our employment offer letter with Mr. McDade, our Chief Executive Officer, if Mr. McDade’s employment is terminated by us without “cause” (as defined in the retention plan), and Mr. McDade executes and delivers to us a general release in a form reasonably satisfactory to us, Mr. McDade would receive salary and bonus continuation at the same level as his most recently awarded bonus for one year from the date of such termination, or until Mr. McDade accepts a full-time position with another company, whichever occurs first.

We do not provide our employees, including our named executive officers, any severance benefits other than the benefits we provide to participants in our retention plan and to Mr. McDade pursuant to his employment offer letter.

Tax Considerations

Our Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations which restrict deductibility for federal income tax purposes of executive compensation paid to our CEO and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Our 2006 annual bonuses and the income deemed received upon the vesting of restricted stock awards granted under the 2005 Equity Incentive Plan do not qualify for an exemption from these deductibility restrictions, while income from stock options granted under the 1999 Stock Option Plan or the 2005 Equity Incentive Plan generally qualifies for an exemption from these restrictions. Both current members of our Compensation Committee qualify as outside directors for purposes of exempting executive compensation from the limits on deductibility under Section 162(m). Our Compensation Committee is and has been solely responsible for granting stock options to executive officers. In the future, our Compensation Committee will continue to evaluate the advisability of exempting executive compensation from the deductibility limits of Section 162(m). Our Compensation Committee’s policy is to qualify our executives’ compensation for deductibility under applicable tax laws to the maximum extent possible, consistent with our compensation objectives.

Stock Ownership Guidelines

The Board believes that ownership of our common stock by our officers and directors promotes a focus on long-term growth and aligns the interests of our officers and directors with those of our stockholders and, as a result, has adopted stock ownership guidelines stating that our non-employee directors, our CEO and the five most highly compensated officers (based on annual base salary), other than our CEO, should maintain certain minimum ownership levels of our common stock.

Our stock ownership guidelines state encourage the following levels of ownership:

•

Each non-employee director should own shares of common stock with a value of at least three times the annual cash retainer we pay to the non-employee director by the later of (1) April 2012 or (2) seven years after the date the person initially becomes a non-employee director;

•

Our CEO should own shares of common stock with a value of at least three times the CEO’s annual base salary by the later of (1) April 2012 or (2) seven years after the date the person initially becomes CEO; and

•

Our five most highly compensated officers (based on annual base salary) other than our CEO should own shares of common stock with a value of at least two times the officer’s annual base salary by the later of (1) April 2012 or (2) seven years after the date the person initially becomes such an officer.

The Board is permitted, in its discretion, to waive the application of our stock ownership guidelines to any covered individual if it determines that, as a result of the individual’s personal circumstances, application of the ownership guidelines would result in a hardship.

Prohibition Against Certain Equity Transactions

Our Trading Compliance Policy prohibits our officers from engaging in “short” sales and hedging or monetization transactions which could reasonably cause our officers to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline in value. We prohibit our officers from entering into “short” sales because such transactions signal to the market that the officer has no confidence in us or our short-term prospects and may reduce the officer’s incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits executive officers and directors from engaging in short sales. Our officers are also prohibited under our Trading Compliance Policy from entering into hedging or monetization transactions, such as zero-cost collars and forward sale contracts, which allow a party to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an officer were to enter into such a transaction, the officer would no longer have the same objectives as our other stockholders.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our chief executive officer, our chief financial officer and our three other most highly compensated executive officers (the “named executive officers”) during 2006.

Name and Principal Position	Year	Salary ($)		Bonus(1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)		Total ($)
Mark McDade Chief Executive Officer	2006	$600,000		$300,000		$322,377	$526,154	$9,536	(4)	$1,758,067

Andrew Guggenhime Senior Vice President and Chief Financial Officer	2006	$228,750	(5)	$74,900	(6)	$44,307	$168,410	$3,365	(7)	$519,732

Richard Murray, Ph.D. Executive Vice President and Chief Scientific Officer	2006	$375,000		$116,250		$118,968	$178,371	$5,810	(7)	$794,399

David Iwanicki Vice President, Sales and Sales Operations	2006	$247,001		$196,565	(8)	$—	$285,462	$12,223	(9)	$741,251

Peter Calcott, D.Phil. Vice President, Quality and Compliance	2006	$300,000		$24,000		$17,464	$351,339	$5,322	(7)	$698,125

(1)	Although the target bonuses (not including hiring, retention or sales bonuses that were earned by some of our named executive officers) of each of the named executed officers earned in 2006 were adjusted based on our performance during 2006, we had not established or communicated to our executive officers a formal connection between the amount of the target bonus the executive officer would receive and the extent to which we achieved our company-wide objectives until November 2006. Because of this, the bonuses that our named executive officers received that were impacted by our performance are disclosed in this “Bonus” column and not classified and disclosed in a separate column as awards under non-equity incentive plans.
(2)	Amounts listed in this column reflect the compensation cost recognized for financial statement purposes during 2006 for the shares of restricted stock held by our named executive officer calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). See note 2 of our “Notes to consolidated financial statements” in our annual report on Form 10-K filed with the SEC on March 1, 2007 for a discussion of assumptions we made in determining the compensation costs included in this column.
(3)	Amounts listed in this column reflect the compensation cost recognized for financial statement purposes during 2006 for the stock awards held by the named executive officer calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model. See note 2 of our “Notes to consolidated financial statements” in our annual report on Form 10-K filed with the SEC on March 1, 2007 for a discussion of assumptions we made in determining the compensation costs included in this column.
(4)	Consists of (a) matching contributions we made to Mr. McDade’s 401(k) plan with respect to his 2006 contributions; (b) insurance premiums we paid during 2006 with respect to life insurance for the benefit of Mr. McDade; (c) the value of gifts and awards to Mr. McDade; and (d) the amount of tax “gross-ups” we paid to Mr. McDade.
(5)	Mr. Guggenhime’s annual base salary in 2006 was $305,000. The amount of salary earned is lower than his base salary, however, because Mr. Guggenhime joined us in April 2006.
(6)	Includes a hiring bonus of $20,000 we paid to Mr. Guggenhime at the start of his employment with us in April 2006.
(7)	Consists of matching contributions we made to the officer’s 401(k) plan with respect to the officer’s 2006 contributions and insurance premiums we paid during 2006 with respect to life insurance for the benefit of the officer.
(8)	Includes $125,000 paid as a retention bonus in March 2006 and $27,105 paid because we achieved greater than 100% of the aggregate annual sales target for our Cardene IV and IV Busulfex products. Each of these amounts was paid pursuant to the terms of the employment offer letter we entered into with Mr. Iwanicki.
(9)	Consists of (a) matching contributions we made to Mr. Iwanicki’s 401(k) plan with respect to his 2006 contributions; (b) insurance premiums we paid during 2006 with respect to life insurance for the benefit of Mr. Iwanicki; (c) the value of gifts and awards to Mr. Iwanicki; (d) the value of Mr. Iwanicki’s personal use of a company automobile; and (e) the amount of tax “gross-ups” we paid to Mr. Iwanicki.

Grants of Plan-Based Awards During 2006

The following table lists each equity award we granted to our named executive officers during 2006.

Name	Grant Date	Date of Compensation Committee Action		All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Mark McDade	—	—		—		—		—	—
Andrew Guggenhime	04-03-06	02-15-06	(1)	7,500	(2)			—	$243,675
	04-03-06	02-15-06	(1)			65,000	(2)	$32.48	$833,443
	07-20-06	07-19-06	(3)			20,000	(4)	$17.13	$151,308
Richard Murray	07-20-06	07-19-06	(3)	17,000	(2)			—	$291,210
	07-20-06	07-19-06	(3)			25,500	(4)	$17.13	$192,918
David Iwanicki	07-20-06	07-19-06	(3)			31,000	(4)	$17.13	$234,527
Peter Calcott	07-20-06	07-19-06	(3)			21,000	(4)	$17.13	$158,873

(1)	Our Compensation Committee approved this award in connection with Mr. Guggenhime’s acceptance of our employment offer to him. Because Mr. Guggenhime was not yet our employee, the grant as approved was not effective until the start of his employment on April 3, 2006.
(2)	This award was made under our 2005 Equity Incentive Plan.
(3)	Our Compensation Committee approved this award at a meeting held on July 19, 2006 but determined at that time to make the grant effective as of the meeting of our Board that occurred on July 20, 2006 because we had previously communicated to employees on various occasions that our mid-year equity awards would be made on July 20, 2006 in connection with our Board meeting that was scheduled to occur on that date.
(4)	This award was made under our 1999 Stock Option Plan.

Employment Arrangements

We have entered into employment offer letters with each of our named executive officers in connection with their start of employment with us. None of these employment offer letters indicates a specific term of employment, each officer is an “at-will” employee and each officer’s employment may be terminated by either party at any time. Certain terms of each of these employment offer letters are summarized below. Our Compensation Committee is in the process of evaluating the target bonus levels of each of our named executive officers identified in the summaries below and may revise some of our executive officer’s target bonus percentage in connection with this process.

Mark McDade

We entered into an employment offer letter with Mr. McDade on October 24, 2002 for the position of Chief Executive Officer. Pursuant to Mr. McDade’s employment offer letter, we agreed to an initial annual base salary, an initial target bonus amount, payment of a relocation and hiring bonus and reimbursement of certain relocation expenses. We also agreed to grant to Mr. McDade an option to purchase shares of our common stock, subject to approval by our Board. These obligations were satisfied before 2006.

We also agreed that if Mr. McDade’s employment is terminated by us without “cause” (as defined in the retention plan), and Mr. McDade executes and delivers to us a general release in a form reasonably satisfactory to us, Mr. McDade would receive salary and bonus continuation at the same level as his most recently awarded bonus for one year from the date of such termination, or until Mr. McDade accepts a full-time position with another company, whichever occurs first.

Mr. McDade’s current annual base salary is $650,000 and his target bonus is currently 75% of his annual base salary.

Andrew Guggenhime

We entered into an employment offer letter with Mr. Guggenhime on March 7, 2006 for the position of Senior Vice President and Chief Financial Officer. Pursuant to Mr. Guggenhime’s employment offer letter, we agreed to an initial annual base salary of $305,000, an initial target bonus amount of 37.5% and payment of a $20,000 hiring bonus. We also agreed to grant to Mr. Guggenhime an option to purchase 65,000 shares of our common stock and 7,500 shares of restricted stock, subject to approval by our Board. All of these obligations were satisfied in 2006. However, if Mr. Guggenhime voluntarily resigns or his employment is terminated for cause prior to his two-year anniversary, he would be obligated to repay to us $10,000 of the hiring bonus we paid to him at the start of his employment.

Mr. Guggenhime’s current annual base salary is $348,081 and his target bonus is currently 37.5% of his annual base salary.

Rich Murray

We entered into an employment offer letter with Dr. Murray on February 4, 2003 for the position of Vice President, Research, in connection with our acquisition of Eos Biotechnology, Inc., a company Dr. Murray co-founded in 1998. Pursuant to Dr. Murray’s employment offer letter, we agreed to an initial annual base salary and a retention bonus. We also agreed to grant to Dr. Murray an option to purchase shares of our common stock, subject to approval by our Board. These obligations were satisfied before 2006.

Dr. Murray’s current annual base salary is $421,350 and his target bonus is 50% of his annual base salary.

David Iwanicki

We entered into an employment offer letter with Mr. Iwanicki on March 9, 2005 for the position of Vice President, Sales and Sales Operations, in connection with our acquisition of ESP Pharma Holding Company, Inc., of which he was an officer prior to our acquisition. Pursuant to Mr. Iwanicki’s employment offer letter, we agreed to an initial annual base salary, a hiring bonus, retention bonuses and sales bonuses. We also agreed to grant to Mr. Iwanicki an option to purchase shares of our common stock, subject to approval by our Board. Other than as noted in the next paragraph, these obligations were satisfied before 2006.

In accordance with Mr. Iwanicki’s employment offer letter, we paid Mr. Iwanicki his first anniversary retention bonus of $125,000 in March 2006 and his second anniversary retention bonus of $65,000 in March 2007. We also paid Mr. Iwanicki a $27,105 sales bonus under his employment offer letter with respect to 2006 sales because we achieved greater than 100% of the aggregate annual sales target for our Cardene® IV and IV Busulfex® products. Mr. Iwanicki is not entitled to any additional retention or sales bonuses under his offer letter.

Mr. Iwanicki’s current annual base salary is $258,116 and his target bonus is currently 30% of his annual base salary.

Peter Calcott

We entered into an employment offer letter with Dr. Calcott on September 6, 2005 for the position of Vice President, Quality and Compliance. Pursuant to Dr. Calcott’s employment offer letter, we agreed to an initial annual base salary, an initial target bonus amount, payment of hiring bonus, reimbursement of certain relocation expenses and a tax gross-up with respect to the relocation expense reimbursement. We also agreed to grant to Dr. Calcott an option to purchase shares of our common stock, subject to approval by our Board. These obligations were satisfied before 2006. However, if Dr. Calcott voluntarily resigns or his employment is terminated for cause prior to October 10, 2007, his two-year anniversary, he would be obligated to repay to us $54,500 of the hiring bonus and $73,451 of the relocation expense reimbursement and related tax gross-up we paid to him at the start of his employment.

Dr. Calcott’s current annual base salary is $300,000 and his target bonus is currently 30% of his annual base salary.

Option Exercises and Stock Vested in 2006

The following table lists the number of shares of our common stock acquired upon exercise of options by each named executive officer during 2006 and the number of shares of restricted common stock held by each named executive officer that vested during 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting(2) ($)
Mark McDade	100,000	$2,108,382	15,000	(3)	$261,000
Andrew Guggenhime	—	—	—		—
Richard Murray	15,000	$348,422	4,050	(4)	$70,470
David Iwanicki	44,742	$556,817	—		—
Peter Calcott	—	—	625		$12,713

(1)	Value realized on exercise equals the aggregate differences between the market price and the exercise price at the time of each option exercise.
(2)	Value realized on vesting equals the market value of the shares that vested on the vesting date.
(3)	Of the 15,000 restricted shares that vested in 2006, 6,863 were cancelled to satisfy withholding tax obligations that arose on the vesting date.
(4)	Of the 4,050 restricted shares that vested in 2006, 1,448 were cancelled to satisfy withholding tax obligations that arose on the vesting date.

Outstanding Equity Awards at December 31, 2006

The following table sets forth information regarding each unexercised option to purchase shares of our common stock and shares of restricted common stock held by each of our named executive officers as of December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark McDade	600,000	(1)	—		$8.30	10/24/2012
	53,958		16,042	(2)	$7.83	4/11/2013
	53,958		16,042	(2)	$13.96	7/1/2013
	102,083		37,917	(3)	$15.25	7/23/2014
							45,000	(4)	$906,300
Andrew Guggenhime	—		65,000	(5)	$32.49	4/3/2013
	2,083		17,917	(6)	$17.13	7/20/2013
							7,500	(7)	$151,050
Richard Murray	21,875		8,750	(8)	$7.85	4/2/2013
	27,500		12,188	(9)	$15.25	7/23/2014
	43,750		16,250	(10)	$15.25	7/23/2014
	2,656		22,844	(11)	$17.13	7/20/2013
							12,150	(12)	$244,701
							17,000	(13)	$342,380
David Iwanicki	4		59,063	(14)	$15.73	4/18/2015
	1,594		5,490	(15)	$21.73	7/13/2012
	649		27,771	(16)	$17.13	7/20/2013
Peter Calcott	18,958		46,042	(17)	$27.87	10/10/2012
	2,187		18,813	(18)	$17.13	7/20/2013
							1,875	(19)	$37,763

(1)	This option vested with respect to 225,000 shares on November 18, 2003 and continued to vest with respect to 18,750 shares monthly thereafter.
(2)	This option vested with respect to 17,500 shares on November 18, 2004 and continued to vest with respect to approximately 1,458 shares monthly thereafter.
(3)	This option vests with respect to approximately 2,917 shares each month. This option began vesting on January 1, 2004.
(4)	This restricted stock award vested with respect to 15,000 shares on July 13, 2006 and will vest with respect to 15,000 shares on July 13 of each year thereafter.
(5)	This option vested with respect to 16,250 shares on April 3, 2007 and continued to vest with respect to approximately 1,354 shares monthly thereafter.
(6)	This option vests with respect to approximately 417 shares each month. This option began vesting on August 20, 2006.
(7)	This restricted stock award vested with respect to 1,875 shares on July 13, 2006 and will vest with respect to 1,875 shares on July 13 of each year thereafter.
(8)	This option vested with respect to 26,250 shares on April 7, 2003 and continued to vest with respect to approximately 2,187 shares monthly thereafter.
(9)	This option vests with respect to approximately 938 shares each month. This option began vesting on January 1, 2004.
(10)	This option vests with respect to 1,250 shares each month. This option began vesting on January 1, 2004.
(11)	This option vests with respect to approximately 531 shares each month. This option began vesting on August 20, 2006.
(12)	This restricted stock award vested with respect to 4,050 shares on July 13, 2006 and will vest with respect to 4,050 shares on July 13 of each year thereafter until fully vested.
(13)	This restricted stock award will vest with respect to 4,250 shares on July 20, 2007 and will vest with respect to 4,250 shares on July 20 of each thereafter until fully vested.
(14)	This option vested with respect to 26,250 shares on March 24, 2006 and continued to vest with respect to approximately 2,187 shares monthly thereafter.
(15)	This option vests with respect to approximately 177 shares each month. This option began vesting on August 13, 2005.
(16)	This option vests with respect to approximately 646 shares each month. This option began vesting on August 20, 2006.
(17)	This option vested with respect to 16,250 shares on October 10, 2006 and continued to vest with respect to approximately 1,354 shares monthly thereafter.
(18)	This option vests with respect to 437.5 shares each month until fully vested. This option began vesting on August 20, 2006.
(19)	This restricted stock award vested with respect to 625 shares on October 10, 2006 and will vest with respect to 625 shares on October 10 of each year thereafter until fully vested.

We have not engaged in any option repricings or other modifications to any of our outstanding equity awards during 2006.

Potential Payments Upon Termination or Change in Control

The tables below identify the potential payments that each of our named executive officers would have received in the event of a change in control or termination of employment assuming that the transaction or termination occurred on December 31, 2006. All of the potential payments listed in the table below are payments that would have been made pursuant to the terms of our retention plan discussed above under the heading “Change in Control and Severance Benefits,” except for the potential payment to Mr. McDade listed in the row titled “Termination without ‘cause’” in the table below, which potential payment would be made pursuant to the terms of Mr. McDade’s employment offer letter.

	Acceleration of Vesting(1)		Severance Payment(2)		Continuation of Benefits(3)	Tax Gross-Up Payments	Total
	Stock Options	Restricted Stock
Mark McDade
• Termination without “cause”	—	—	$1,050,000	(4)	—	—	$1,050,000
• Change in control transaction(5)	$482,031	$906,300	—		—	—	$1,388,331
• Change in control employment termination(6)	$482,031	$906,300	$3,150,000		$38,827	$1,802,281	$6,379,438
Andrew Guggenhime
• Change in control transaction (options assumed) (7)	$26,965	$75,525	—		—	—	$102,490
• Change in control transaction (options not assumed) (8)	$30,100	$75,525	—		—	—	$105,625
• Change in control employment termination(9)	$53,930	$151,050	$821,563		$27,096	—	$1,053,639
Richard Murray
• Change in control transaction (options assumed) (7)	$157,680	$293,541	—		—	—	$451,220
• Change in control transaction (options not assumed) (8)	$315,360	$293,541	—		—	—	$608,900
• Change in control employment termination(9)	$315,360	$587,081	$1,031,250		$27,096	—	$1,960,787
David Iwanicki
• Change in control transaction (options assumed) (7)	$172,029	—	—		—	—	$172,029
• Change in control transaction (options not assumed) (8)	$278,180	—	—		—	—	$278,180
• Change in control employment termination(9)	$344,059	—	$942,203		$27,096	$458,670	$1,772,028
Peter Calcott
• Change in control transaction (options assumed) (7)	$28,314	$18,881	—		—	—	$47,195
• Change in control transaction (options not assumed) (8)	$30,100	$18,881	—		—	—	$48,981
• Change in control employment termination(9)	$56,627	$37,763	$780,000		$27,096	—	$901,486

(1)	The amounts listed in these columns represent the value of the acceleration of vesting of equity awards under our retention plan and are based on the closing price of our common stock on December 29, 2006, which was $20.14. The value of the acceleration of vesting of stock options equals the product of the number of option shares which become vested in the respective events multiplied by the difference between $20.14 and the exercise price of the stock option, except that stock options with an exercise price greater than $20.14 were determined to have zero value.
(2)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.
(3)	Represents the present value of the continuation of our current employee benefits, including medical, dental, disability and life insurance. Under our retention plan, benefits continue for three years after a triggering termination for our CEO and for two years after a triggering termination for our non-CEO Executive Committee Members.
(4)	This amount represents the amount of severance payment that would be due to Mr. McDade under his employment offer letter if we were to terminate his employment without “cause” and not in connection with a change in control. This severance payment is based on Mr. McDade’s 2006 annual base salary and an “Annual Bonus” equal to Mr. McDade’s 2006 target bonus of 75%, without any adjustment for company or individual performance.
(5)	The amounts in this row were determined on the assumption that a “change in control” under our retention plan occurred and a triggering termination did not occur.
(6)	The amounts in this row were determined (a) on the assumption that a “change in control” under our retention plan occurred and a triggering termination occurred with respect to Mr. McDade’s employment and (b) using the same salary and bonus assumptions set forth in note 4.
(7)	The amounts in this row were determined on the assumption that a “change in control” under our retention plan occurred and the surviving or acquiring entity in the change in control transaction assumed the officer’s equity awards or issued substitute awards and that a triggering termination did not occur within two years of the change in control.
(8)	The amounts in this row were determined on the assumption that a “change in control” under our retention plan occurred and the surviving or acquiring entity in the change in control transaction neither assumed the officer’s equity awards nor issued substitute awards and that a triggering termination did not occur within two years of the change in control.
(9)	The amounts in this row were determined on the assumption that a “change in control” under our retention plan occurred and a triggering termination occurred with respect to the officer’s employment. This severance payment is based on the officer’s 2006 annual salary and an “Annual Bonus” equal to the officer’s 2006 target bonus, without any adjustment for our performance or individual performance, plus any additional bonuses that the officer earned in 2006.

Compensation of Directors

Our Board last revised its compensation policy for non-employee directors (“Outside Directors”) in July 2006. The cash and equity compensation payable to Outside Directors is described below. Members of our Board who are also employees of the Company are not entitled to any compensation with respect to their service as Board members.

Cash Compensation

Each Outside Director who is not the Chairperson of the Board receives a retainer of $25,000 per year. If the Chairperson is an Outside Director, the Chairperson receives a retainer of $60,000 per year.

Each member of the Audit Committee, other than the Chairperson of the Audit Committee, receives a retainer of $12,000 per year and the Chairperson of the Audit Committee receives a retainer of $20,000 per year for their service as Audit Committee members. Each member of the Compensation, Nominating and Governance, Commercial Review, Scientific Review and Compliance Committees of our Board, other than the Chairperson of these committees, receives a retainer of $6,000 per year and each Chairperson of the foregoing committees receives a retainer of $10,000 per year, for their respective service as members of these committees.

Each Outside Director also receives cash compensation for attendance at meetings of our Board and committees of our Board as set forth below:

	Attendance in Person	Attendance by Telephone
Board Meetings	$2,000	$1,000
Committee Meetings	$1,000	$500

All cash compensation paid to Outside Directors for their service on our Board and its committees and attendance on meetings is paid on a quarterly basis in arrears.

We also reimburse our directors for their travel expenses for Board and committee meetings. Our Board customarily has an annual multi-day off-site meeting to which our Board members often bring their spouses. We reimburse our directors for their spouse’s travel expenses for these off-site meetings and, because these reimbursements are reported as income to the directors, we pay our directors a tax gross-up payment to make these reimbursements effectively tax neutral to the directors.

Equity Compensation

Each Outside Director receives (1) options to purchase 20,000 shares of common stock effective upon election or appointment to our Board and (2) annual grants of options to purchase 20,000 shares of common stock, except that the first annual grant to a new director is pro-rated if the new director was elected or appointed in between annual stockholder meetings. Of the 20,000 option shares granted upon election or appointment and thereafter annually, options for 15,000 shares are granted automatically under our 2002 Outside Directors Stock Option Plan immediately after our annual meeting of stockholders or for new directors upon election or appointment and 5,000 shares are granted by our Board under our 1999 Stock Option Plan. If the Chairperson of the Board is an Outside Director, the Chairperson of the Board also receives an additional annual grant of an option to purchase 25,000 shares of common stock under our 1999 Stock Option Plan.

In addition to the annual option grants for service on our Board, each Outside Director that is a member of a committee of our Board (other than the Equity Grant Committee) receives an annual grant of an option to purchase 3,000 shares of common stock with respect to each committee of which the Outside Director is a member.

Options granted to our Board members customarily vest monthly over 12 months, subject to the Board member’s continued service. Those options not granted automatically under our 2002 Outside Directors Plan are customarily granted effective immediately following our annual meeting of stockholders.

2006 Compensation of Directors

In 2006, our Outside Directors who were serving at the end of 2006 earned the compensation set forth in the below table.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards(1) (2) ($) (d)	All Other Compensation(3) ($) (g)	Total ($) (h)
Samuel Broder	$46,500	$247,186	$3,785	$297,471
Karen Dawes	$70,500	$203,519	$3,032	$277,051
L. Patrick Gage	$53,500	$152,080	—	$205,580
Brad Goodwin(4)	$26,011	$136,431	$455	$162,898
Laurence Jay Korn	$35,000	$285,795	—	$320,795
Max Link(5)	$112,500	$341,577	—	$454,077
Jon S. Saxe	$53,000	$171,852	—	$224,852

(1)	Amounts listed in this column reflect the compensation cost recognized for financial statement purposes during 2006 for the stock awards held by the named executive officer calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) and using a Black-Scholes valuation model. See note 2 of our “Notes to consolidated financial statements” in our annual report on Form 10-K filed with the SEC on March 1, 2007 for a discussion of assumptions made by us in determining the compensation costs included in this column.
(2)	At December 31, 2006, none of our Outside Directors held any stock awards. The aggregate number of option awards outstanding at December 31, 2006 for each of our Outside Directors is set forth in our table below. Information regarding the number of stock and option awards held as of December 31, 2006 by our two employee directors, Mr. McDade and Dr. Murray, is set forth in the table titled “Outstanding Equity Awards at December 31, 2006” in the “Compensation Discussion and Analysis” section of this Item 11.

	Option Shares Held as of December 31, 2006
Director	Vested	Unvested	Total
Samuel Broder	29,750	12,250	42,000
Karen Dawes	73,250	17,000	90,250
L. Patrick Gage	72,500	13,500	86,000
Brad Goodwin	12,500	8,750	21,250
Laurence Jay Korn*	1,256,250	10,000	1,266,250
Max Link	63,250	29,834	93,084
Jon S. Saxe**	438,750	13,250	452,000

*	Of the option shares held by Dr. Korn, 1,240,000 option shares were granted to Dr. Korn with respect to his service as an officer, all of which have vested, and the remainder 26,250 option shares were granted with respect to Dr. Korn’s service as a member of our Board.
**	Of the option shares held by Mr. Saxe, 400,000 option shares were granted to Mr. Saxe with respect to his service as an officer or consultant, all of which have vested, and the remainder 52,000 option shares were granted with respect to Mr. Saxe’s service as a member of our Board and its committees.
(3)	Amounts listed in this column consist of reimbursement of certain travel expenses that are taxable to the director and tax “gross-up” payments made in connection with these reimbursements.
(4)	Mr. Goodwin joined our Board on April 20, 2006.
(5)	Dr. Link resigned from our Board on April 8, 2007.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee was at any time during 2006 one of our officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis under the heading “Compensation Discussion and Analysis” in this Item 11. Based on this review and these discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report and the Company’s proxy statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders.

Respectfully submitted,

Karen Dawes
Max Link, Ph.D.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock as of March 31, 2007, with respect to our current officers and directors, and as of the date noted below for those persons or groups that beneficially hold more than 5% of our outstanding shares of common stock. The table contains ownership information for:

•	each person who is known by us, based on the records of our transfer agent and relevant documents filed with the SEC, to own beneficially more than 5% of the outstanding shares of our common stock;

•	each member of or nominee to our Board;

•	each of our named executive officers; and

•	all members of our Board and our executive officers as a group.

Unless otherwise specified, the address of each named individual in the table below is the address of the Company.

Name of Beneficial Owner or Identity of Group(1)	Shares Beneficially Owned	Percent of Outstanding
Third Point, LLC(2) 390 Park Avenue New York, NY 10022	11,203,600	9.6%

FMR Corp.(3) 82 Devonshire Street Boston, MA 02109	7,835,350	6.7%

Mellon Financial Corporation(4) One Mellon Center Pittsburgh, PA 15258	5,876,325	5.1%

Samuel Broder, M.D. (5)	40,583	*
Karen A. Dawes(6)	88,583	*
L. Patrick Gage, Ph.D.(7)	90,888	*
Brad Goodwin (8)	21,583	*
Laurence Jay Korn, Ph.D. (9)	1,497,761	1.3%
Jon S. Saxe, Esq.(10)	591,263	*
Mark McDade(11)	792,303	*
Andrew Guggenhime(12)	29,270	*
Rich Murray(13)	172,697	*
David Iwanicki(14)	8,470	*
Peter Calcott(15)	32,649	*
All directors and executive officers as a group (14 persons)(16)	3,648,560	3.1%

*	Less than 1%
(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2)

All information included in this table and this footnote regarding the beneficial ownership of Daniel Loeb, Third Point, LLC (“Third Point”), Third Point Offshore Fund, Ltd. (“Offshore Fund”) and Jason Aryeh is based on our review of Amendment No. 1 to Schedule 13D filed with the SEC by Mr. Loeb and Third Point on April 11, 2007 regarding their beneficial ownership of our common stock (the “Third Point 13D”). According to the Third Point 13D, both Third Point and Mr. Loeb beneficially own 11,203,600 shares of our common stock, of which 1,653,600 shares are acquirable upon exercise of options held by Third

Point and Offshore Fund, and Offshore Fund directly beneficially owns 7,241,500 shares of our common stock, representing 6.2% of the outstanding shares of our common stock, of which 1,365,600 shares are acquirable upon exercise of options held by Offshore Fund. The Third Point 13D also states that Jason Aryeh, a reporting person on the Third Point 13D, may be deemed a member of a group along with Mr. Loeb, Third Point and Offshore Fund, and that each member of such group may be deemed to beneficially own for purposes of Section 13(d) of the Exchange Act, the shares beneficially owned for such purposes by each other member of any such group. According to the Third Point 13D, Mr. Aryeh beneficially owns 62,783 shares, or 0.05%, of our common stock. The table below reflects the number of shares of our common stock to which Third Point, Offshore Fund, Mr. Loeb and Mr. Aryeh have sole voting power, shared voting power, sole dispositive power and shared dispositive power according to the Third Point 13D.

	Third Point	Offshore Fund	Mr. Loeb	Mr. Aryeh
Sole voting power (shares)	0	0	0	62,783
Shared voting power (shares)	11,203,600	7,241,500	11,203,600	0
Sole dispositive power (shares)	0	0	0	62,783
Shared dispositive power (shares)	11,203,600	7,241,500	11,203,600	0

(3)	All information included in this table and this footnote regarding the beneficial ownership of FMR Corp. (“FMR”) and Edward C. Johnson 3rd is based on our review of Amendment No. 5 to Schedule 13G filed with the SEC by FMR and Mr. Johnson 3rd on March 12, 2007 regarding the beneficial ownership of our common stock of FMR, Mr. Johnson and certain other persons (the “FMR 13G”). According to the FMR 13G, FMR and Mr. Johnson each beneficially own 7,835,350 shares of our common stock. The FMR 13G identifies certain other persons which beneficially own some of these shares, however, none of these other persons beneficially owns 5% or more of our outstanding common stock. The table below reflects the number of shares of our common stock to which FMR and Mr. Johnson have sole voting power, shared voting power, sole dispositive power and shared dispositive power according to the FMR 13G.

	FMR	Mr. Johnson
Sole voting power (shares)	158,500	0
Shared voting power (shares)	0	0
Sole dispositive power (shares)	7,835,350	7,835,350
Shared dispositive power (shares)	0	0

(4)	All information included in this table and this footnote regarding the beneficial ownership of Mellon Financial Corporation (“Mellon”) is based on our review of the Schedule 13G filed with the SEC by Mellon on February 14, 2007 regarding the beneficial ownership of our common stock of Mellon and certain other persons (the “Mellon 13G”). According to the Mellon 13G, Mellon beneficially owns 5,876,325 shares of our common stock. The Mellon 13G identifies certain other persons which beneficially own some of these shares, however, the Mellon 13G does not state that any of these other persons beneficially own 5% or more of our outstanding common stock. The table below reflects the number of shares of our common stock to which Mellon has sole voting power, shared voting power, sole dispositive power and shared dispositive power according to the Mellon 13G.

Sole voting power (shares)	5,159,452
Shared voting power (shares)	88,605
Sole dispositive power (shares)	5,845,584
Shared dispositive power (shares)	14,550

(5)	Consists of 40,583 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(6)	Includes 86,583 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(7)	Includes 83,333 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(8)	Consists of 21,583 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(9)	Includes 1,264,583 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(10)	Includes 449,583 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(11)	Includes 739,166 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(12)	Includes 21,770 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(13)	Includes 118,125 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(14)	Includes 8,158 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.
(15)	Information regarding Dr. Calcott’s beneficial ownership of our common stock is included in this table because he was an executive officer throughout 2006 and is identified as a named executive officer in Item 11 of Part III of this Annual Report. Although Dr. Calcott continues to serve as our Vice President, Quality, he ceased being an executive officer as of March 30, 2007. Includes 30,104 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.

(16)	Consists of all shares beneficially owned by our directors and executive officers who served in that capacity as of March 31, 2007 and shares beneficially owned by Dr. Calcott. Includes 3,124,641 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 30, 2007, the date 60 days after March 31, 2007.

Equity Compensation Plan Information

The information provided under the heading “Equity Compensation Plan Information” in Part II, Item 5 of the Annual Report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

During 2006, there was not any transaction and there is not any currently proposed transaction to which we were or are to be a party in which the amount involved exceeds $120,000, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, other than the compensation paid to our executive officers with respect to their employment relationship with us and compensation paid to our non-employee directors for their service as members of our Board, which compensation is disclosed in Item 11 of Part III of this Annual Report.

Independence of Directors

In April 2007, our Board, based on the recommendation of our Nominating and Governance Committee, determined that each of the directors listed below, representing a majority of our Board, are independent directors as defined in Rule 4200 of the Nasdaq Marketplace rules for listed companies.

Independent Directors

•	Sam Broder

•	Karen Dawes

•	L. Patrick Gage

•	Brad Goodwin

•	Jon Saxe

Our Board, based on the recommendation of our Nominating and Governance Committee, also determined that each member of each of our Compensation, Nominating and Audit Committees was independent during 2006, and is currently independent, under Nasdaq’s Marketplace rules for listed companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Appointment of Independent Registered Public Accounting Firm

Our Audit Committee appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. Ernst & Young LLP and its predecessors have acted in such capacity since its appointment for fiscal year 1986.

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports for 2006 and 2005 and for other services rendered during 2006 and 2005 on behalf of us and our subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to us:

(in thousands)	2006	% of Total	2005	% of Total
Fee Category:
Audit Fees(1)	$1,516	98.5%	$1,934	90.0%
Audit-Related Fees (2)	22	1.4%	108	5.0%
Tax Fees(3)	—	—	104	4.9%
All Other Fees (4)	2	0.1%	3	0.1%

Total Fees	$1,540	100.0%	$2,149	100.0%

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, attestation services surrounding the effectiveness of our internal control environment and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. In 2005, audit fees included approximately $157,000 in services related to the issuance of our 2.00% $250 million Convertible Notes, the related filing of a Registration Statements on Form S-3 as well as the related post-effective amendment filings and approximately $86,000 in services related to our acquisition of ESP Pharma, Inc.
(2)	Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2005, these services primarily relate to accounting consultations in connection with potential collaborations and patent licensing agreements and consultations related to our compliance with Section 404 of the Sarbanes-Oxley Act. In 2006, these services primarily relate to accounting consultations in connection with potential collaborations and patent licensing agreements.
(3)	Tax fees consist of tax compliance/preparation and other tax services. In 2005, tax compliance/preparation consisted of fees billed for professional services related to federal and state tax compliance. No such services were incurred in 2006.
(4)	“All Other Fees” consists of fees for accounting literature subscription services.

Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. In February 2004, our Audit Committee adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, any pre-approval is detailed as to the particular service or category of services and is subject to a specific maximum level. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. Our Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to our Audit Committee at the next scheduled meeting. During fiscal years 2006 and 2005, our Audit Committee approved 100% of the Audit-Related Fees, the Tax Fees and All Other Fees.

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BioPharma, Inc.

Date: April 30, 2007	By:	/s/ Mark McDade
Mark McDade, Chief Executive Officer