Form 10-Q
period 2007-03-31
PDL BIOPHARMA, INC.
filed 2007-05-10
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, there were 116,603,643 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

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

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales, net	$49,127	$37,547
Royalties	48,595	43,970
License, collaboration and other	10,261	9,695

Total revenues	107,983	91,212

Costs and expenses:
Cost of product sales	24,998	22,959
Research and development	55,625	58,586
Selling, general and administrative	37,941	35,344
Other acquisition-related charges	1,436	1,118

Total costs and expenses	120,000	118,007

Operating loss	(12,017)	(26,795)
Interest and other income, net	5,032	3,330
Interest expense	(3,557)	(2,650)

Loss before income taxes	(10,542)	(26,115)
Income tax expense	64	115

Net loss	$(10,606)	$(26,230)

Net loss per basic and diluted share	$(0.09)	$(0.23)

Shares used in computation of net loss per basic and diluted share	115,104	112,472

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$142,544	$179,009
Restricted cash	25,005	—
Marketable securities	158,501	154,115
Accounts receivable, net of allowances of $12,649 and $13,709 at March 31, 2007 and December 31, 2006, respectively	14,338	18,780
Inventories	20,483	19,663
Prepaid and other current assets	11,557	7,929

Total current assets	372,428	379,496
Long-term marketable securities	75,000	74,892
Long-term restricted cash	3,269	18,269
Land, property and equipment, net	305,889	296,529
Goodwill	70,363	69,954
Other intangible assets, net	276,930	285,713
Other assets	16,802	17,040

Total assets	$1,120,681	$1,141,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,383	$13,478
Accrued compensation	16,177	21,123
Royalties payable	9,929	4,780
Other accrued liabilities	42,111	52,000
Deferred revenue	10,024	13,443
Current portion of other long-term liabilities	646	635

Total current liabilities	84,270	105,459
Convertible notes payable	499,998	499,998
Long-term deferred revenue	33,329	31,366
Other long-term liabilities	36,374	37,529

Total liabilities	653,971	674,352
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 115,426 and 115,006 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,154	1,150
Additional paid-in capital	1,047,512	1,037,846
Accumulated deficit	(580,890)	(570,129)
Accumulated other comprehensive loss	(1,066)	(1,326)

Total stockholders’ equity	466,710	467,541

Total liabilities and stockholders’ equity	$1,120,681	$1,141,893

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,606)	$(26,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,377	7,605
Amortization of convertible notes offering costs	585	587
Amortization of intangible assets	8,783	11,052
Stock-based compensation expense	5,209	6,146
Loss on disposal of equipment	31	—
Tax benefit from employee stock options	—	138
Changes in assets and liabilities:
Accounts receivable, net	4,442	(2,133)
Interest receivable	(868)	(563)
Inventories	(787)	(2,584)
Other current assets	(3,628)	1,907
Other assets	(347)	239
Accounts payable	(8,095)	6,075
Accrued liabilities	(9,841)	(2,896)
Other long-term liabilities	85	106
Deferred revenue	(1,456)	2,930

Total adjustments	1,490	28,609

Net cash provided by (used in) operating activities	(9,116)	2,379

Cash flows from investing activities:
Purchases of marketable securities	(19,434)	(98,851)
Maturities of marketable securities	16,047	24,949
Maturities of restricted securities	—	3,414
Sale of intangible assets	—	2,750
Purchase of property and equipment	(16,768)	(9,449)
Transfer to restricted cash	(10,005)	—

Net cash used in investing activities	(30,160)	(77,187)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	4,019	15,803
Payments on other long-term debt	(1,208)	(169)

Net cash provided by financing activities	2,811	15,634

Net decrease in cash and cash equivalents	(36,465)	(59,174)
Cash and cash equivalents at beginning of the period	179,009	183,377

Cash and cash equivalents at end of the period	$142,544	$124,203

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The Condensed Consolidated Balance Sheet as of December 31, 2006 is derived from our audited consolidated financial statements as of that date.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees.

Additionally, our master patent license agreement with Genentech, Inc. (Genentech) provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year will decline as Genentech’s aggregate U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—will be higher than the average royalty rate for following quarters and will be lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

We reclassified certain prior period charges from contra-revenues to other acquisition-related charges for Retavase product returns that related to products sold by Centocor, Inc. prior to our acquisition of the rights to the product in March 2005. In the second quarter of 2006, we reclassified such amounts to be consistent with the accounting treatment for other similar charges incurred subsequent to our acquisition of ESP Pharma in March 2005 that were associated with pre-acquisition operations. The impact of the reclassification increased product sales, net, and other acquisition-related charges by approximately $0.8 million for the three-month period ended March 31, 2006.

In addition, we reclassified certain costs previously included in research and development expenses to selling, general and administrative expenses. Such amounts primarily relate to certain of our clinical affairs costs that are more appropriately classified as general and administrative costs within selling, general and administrative expenses. The impact of this reclassification decreased research and development expenses and correspondingly increased selling, general and administrative expenses by approximately $3.2 million for the three-month period ended March 31, 2006. Such reclassification had no impact on our total operating expenses or our net loss during the three-month period ended March 31, 2006.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations Disclosure

The following table summarizes revenues from our customers and licensees who individually accounted for 10% or more of our total revenues for the three months ended March 31, 2007 and 2006 (as a percentage of total revenues):

	Three Months Ended March 31,
	2007	2006
Customers
Cardinal Health, Inc.	18%	21%
AmerisourceBergen Corp.	16%	12%
McKesson Corp.	13%	12%
Licensees
Genentech	31%	31%
MedImmune	13%	16%

2. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)) for employees and directors and the impact on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Research and development	$2,862	$3,358
Selling, general and administrative	2,328	2,644

Total stock-based compensation expense	$5,190	$6,002

Stock-based compensation expense related to stock options granted to non-employees was approximately $0.0 million and $0.1 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Stock Option Activity

A summary of our stock option activity since December 31, 2006 is presented below:

Options (in thousands, except per share data)	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	14,313	$18.79
Granted	699	19.82
Forfeited	(215)	19.65
Exercised	(393)	10.22
Expired	(45)	27.60

Outstanding as of March 31, 2007	14,359	$19.04

Exercisable as of March 31, 2007	8,532	$18.58

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Total unrecognized compensation cost related to unvested stock options outstanding as of March 31, 2007 was $41.2 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 2.8 years.

Restricted Stock

A summary of our restricted stock activity since December 31, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted- average grant-date fair value
Unvested at December 31, 2006	136,900	$20.67
Awards granted	7,500	19.14

Unvested at March 31, 2007	144,400	$20.59

Total unrecognized compensation cost related to unvested restricted stock outstanding as of March 31, 2007 was $2.4 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 2.7 years. No shares of restricted stock vested during the three months ended March 31, 2007.

Employee Stock Purchase Plan (ESPP)

The stock-based compensation expense in connection with our ESPP was $0.4 million for both of the three-month periods ended March 31, 2007 and 2006.

3. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that is subject to repurchase. Diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma acquisition, the assumed exercise of stock options and restricted stock and the assumed issuance of stock under our ESPP using the treasury stock method, and the assumed conversion of convertible notes using the if-converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of the outstanding common equivalent shares in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2007	2006
Stock options	14,249	13,951
Common stock in escrow	845	1,227
Restricted stock	140	103
ESPP	166	88
Convertible notes	22,970	22,970

Total	38,370	38,339

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and the change in unrealized gains and losses on our holdings of available-for-sale securities, which unrealized gains and losses are excluded from our net loss. In the first quarter of 2007, other comprehensive loss also included the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan due to our adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) during the fourth quarter of 2006. The following table presents the calculation of our comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net loss	$(10,606)	$(26,230)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	239	265
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	21	—

Total comprehensive loss	$(10,346)	$(25,965)

5. Balance Sheet Information

Restricted Cash

As of March 31, 2007 and December 31, 2006, we had a total of $28.3 million and $18.3 million of restricted cash, respectively. As of March 31, 2007 and December 31, 2006, $25.0 and $15.0 million of the restricted cash, respectively, supported letters of credit on which our landlord and construction contractor can draw if we do not fulfill our obligations with respect to the construction of our leasehold improvements to our Redwood City, California, facility. The remaining $3.3 million of long-term restricted cash supports letters of credit serving as a security deposit for obligations under our Redwood City leases.

Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$12,813	$9,689
Work-in-process	4,716	5,286
Finished goods	2,954	4,688

Total	$20,483	$19,663

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	March 31, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights	$328,876	$(62,236)	$266,640	$328,876	$(53,865)	$275,011
Core technology	16,053	(5,763)	10,290	16,053	(5,351)	10,702

Net intangible assets	$344,929	$(67,999)	$276,930	$344,929	$(59,216)	$285,713

Amortization expense for our intangible assets was recorded in cost of product sales and research and development expense during the three months ended March 31, 2007 and 2006 as set forth below:

	Three Months Ended March 31,
(in thousands)	2007	2006
Cost of product sales	$8,371	$10,565
Research and development	412	487

Total amortization expense	$8,783	$11,052

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Consulting and services	$8,704	$12,105
Accrued clinical and pre-clinical trial costs	2,827	14,302
Accrued interest	1,484	4,453
Construction-in-process	6,960	3,294
Milestone payment related to purchase of rights to Cardene	3,500	3,500
Deferred tax liability	6,075	6,075
Other	12,561	8,271

Total	$42,111	$52,000

6. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $10.0 million.

The future impact of the unrecognized tax benefit of $10.0 million, if recognized, is as follows: approximately $0.1 million would affect the effective tax rate; approximately $1.4 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and approximately $8.5 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the quarter ended March 31, 2007. Accrued interest and penalties were approximately $0.6 million and $0.7 million as of December 31, 2006 and March 31, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1992 forward. Our French subsidiary’s income tax returns for 2004 and 2005 are currently under examination by the French tax authorities. We do not anticipate any additional unrecognized benefits in the next twelve months that would result in a material change to our financial position.

Income tax expense during the three months ended March 31, 2007 was primarily related to state taxes and foreign taxes on income earned by our foreign operations. Taxes during the three months ended March 31, 2006 are primarily related to federal alternative minimum and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position.

7. Subsequent Event – Settlement of Escrow Shares Related to ESP Pharma Acquisition

In connection with our acquisition of ESP Pharma in March 2005, and pursuant to the terms of an Escrow Agreement, we deposited 2,523,588 shares of common stock, with a deemed value of $49.8 million, into a one-year escrow account, against which we could make claims for indemnification against certain former ESP Pharma stockholders. During the fourth quarter of 2005 and the first quarter of 2006, we delivered several indemnification claims totaling $18.5 million against this escrow. The former ESP Pharma stockholders disputed all of the claims we made.

Prior to March 31, 2007, we released our claim to $1.9 million of the $18.5 million we originally claimed, and 841,544 shares of common stock remained in escrow at March 31, 2007. In July 2006, we filed a demand for arbitration with Judicial Arbitration and Mediation Services to resolve the disputed claims against the shares of common stock then in escrow and, as of March 31, 2007, an initial arbitration session had been scheduled to occur in June 2007. In April 2007, however, we settled our claims with the former ESP Pharma stockholders and, as a result, 486,808 of the shares of common stock in escrow were released to the former ESP Pharma stockholders and the remaining 354,736 shares were transferred to us. Accordingly, we expect to increase goodwill and stockholders’ equity in the second quarter of 2007 by approximately $12.2 million, the fair value of the 486,808 shares of common stock released to the former ESP Pharma stockholders as of the release date.

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

We continue to evolve from a company dependent on licensing activities, development arrangements, humanization services and royalties as the primary sources of revenues to a commercial enterprise that ultimately derives the majority of its revenues from sales of proprietary products. The key elements of our strategy include continuing to build our acute-care, hospital-focused commercial organization and developing novel, proprietary products by leveraging our antibody humanization platform, while pursuing corporate development activities that may enable expansion or acceleration of our product portfolio prior to the launch of products from our current proprietary pipeline:

•

Acute-care focused commercial organization. Our hospital sales force specializes in the acute-care setting and currently markets our Cardene IV, Retavase and IV Busulfex products to nearly 1,800 hospitals in the United States. In the hospital setting, our sales force focuses its efforts in the cardiac, neurological and intensive care units as well as in emergency departments.

•

Development of proprietary drugs. Our aim is to develop antibody- or other protein-based products through our own research and development efforts, as well as to selectively and opportunistically license proprietary therapeutic candidates from other companies. Our current stated aim is to submit to the U.S. Food and Drug Administration (FDA), on average, one investigational new drug application (IND) per calendar year, and augment this pipeline generation through additional in-licensing at various stages of development. Our internal research and development efforts are focused primarily on novel antibodies for the treatment of cancer and autoimmune diseases. Our goal is to market our hospital-focused products in North America. However, certain of our products in development address indications that require specific expertise or large development and marketing efforts, such as heart failure, multiple sclerosis (MS), respiratory diseases and some oncology indications, and our strategy for those products is to seek appropriate partners with global development, manufacturing and commercialization capabilities.

Research and Development Programs

We have several investigational compounds in clinical development for severe or life-threatening diseases, some of which we are developing in collaboration with other pharmaceutical or biotechnology companies. These potential products include both antibodies and small molecule therapeutics in oncology, autoimmune disease and cardiovascular indications. The table below lists various investigational compounds for which we are pursuing clinical development activities either on our own or in collaboration. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report.

Product Candidate	Indication/Description	Program Status	Collaborator
Nuvion® (visilizumab)	IV steroid-refractory ulcerative colitis	Phase 2/3 program ongoing	—

	Crohn’s disease	Phase 2 program being evaluated

Ularitide (synthetic peptide)	Acute decompensated heart failure	Phase 1 (US) program initiated	—

		Phase 3 (Europe) program pending partnership	—

Daclizumab	Asthma	Phase 2 program advancement pending partnership	—

	Multiple sclerosis	Phase 2 program in ongoing partnership	Biogen Idec

	Transplant maintenance	Phase 2 program advancement pending partnership	—

Volociximab (M200)	Solid tumors	Phase 2 program ongoing in partnership	Biogen Idec

HuLuc63	Multiple myeloma	Phase 1 program ongoing	—

PDL192	Solid Tumors	Pre-IND	—

Cardene	Product Life Cycle Management	Marketed; Phase 2	—

Nuvion (visilizumab). Our Nuvion antibody is a humanized monoclonal antibody that binds to CD3, a protein found on the outer membrane of T cells. T cells are white blood cells that play a role in inflammatory and immune-mediated processes in the body. We hold all worldwide rights to the development, manufacturing and sales of the Nuvion antibody.

The Nuvion antibody is currently being tested in a registrational program in patients with intravenous steroid-refractory ulcerative colitis (IVSR-UC). Our Phase 2/3 pivotal trial of the Nuvion antibody in patients with IVSR-UC, a study we refer to as RESTORE 1, continues to enroll patients. In April 2007, an independent Data Monitoring Committee (DMC), reviewed data from the first 60 patients in the RESTORE 1 study and recommended moving forward with a second pivotal Phase 3 study called RESTORE 2. The primary endpoint of both the RESTORE 1 and RESTORE 2 studies is patient response at day 45 using standard clinical assessments of disease symptoms. Each study is expected to enroll up to 150 patients. Additional supportive trials of Nuvion in this patient population are ongoing.

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

In April 2007, we initiated a dose-ranging Phase 1 trial of ularitide in patients with acute decompensated heart failure (ADHF) in the U.S. In parallel, we are pursuing a partnership prior to advancing the European-focused Phase 3 trials of ularitide in this patient population.

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

We and our partner, Biogen Idec, are currently testing daclizumab in a Phase 2 study in patients with multiple sclerosis. In March 2007, we and Biogen Idec announced that the ongoing CHOICE trial, a Phase 2, randomized, double-blind, placebo-controlled trial of daclizumab, met its primary endpoint in relapsing multiple sclerosis (MS) patients being treated with interferon beta. We now plan to initiate a Phase 2 monotherapy trial of daclizumab, and to advance the overall clinical development program in relapsing MS.

Since Roche’s election to terminate its co-development of daclizumab in treating asthma and transplant maintenance with us, we are evaluating opportunities to establish a new collaboration for these indications. Refer to the “Collaboration and Strategic Agreements” section of Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC for further details regarding our collaboration agreement with Roche.

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

HuLuc63. HuLuc63 is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal cells. HuLuc63 may induce anti-tumor effects through antibody-dependent cellular cytotoxicity activity on myeloma cells. The Phase 1 trial of HuLuc63 in patients with advanced multiple myeloma is currently enrolling patients.

PDL192. PDL192 is a novel humanized monoclonal antibody in pre-clinical development. We intend to file an IND, upon successful completion of certain remaining pre-clinical studies, in late 2007 for solid tumor applications.

Cardene. We have initiated a lifecycle management program, within our development groups, for our marketed drug Cardene. Within the scope of this plan are efforts on new formulations and presentation of the product, as well as clinical trial work in pediatric populations.

Commercial Products

We market our Cardene IV, Retavase and IV Busulfex products through our hospital-focused sales force, which focuses on the emergency, cardiac, neurological and intensive care units of hospitals. Our commercial products are summarized below:

•

Cardene. We sell our Cardene product in two formulations, Cardene IV and Cardene SR. The Cardene IV product is the only branded, U.S.-approved pharmaceutical in its specific chemical category delivered intravenously that is indicated for short-term treatment of hypertension when oral therapy is not feasible or desirable. The Cardene SR product is a patented, sustained-release formulation, which is sold in capsule form for oral administration. Our Cardene SR product is indicated for the treatment of hypertension and may be used alone or in combination with other antihypertensive drugs.

The market for antihypertensives has experienced moderate growth in recent years and we expect this market to continue its growth rate into the foreseeable future. We have been able to increase the Cardene IV product’s market share and expect to continue to increase our market share as we invest in promotional programs; however, we expect the pace of that growth ultimately to slow over time. We expect that growth in sales of our Cardene IV product will be the most significant contributor to our product sales in the next several years. Our patent protection in the United States on our Cardene IV product and on our Cardene SR product expires in November 2009 and March 2010, respectively. We are working on lifecycle management initiatives, including a study in pediatric patients beginning in 2007, to extend the life of our Cardene brand franchise in the United States.

•

Retavase. Our Retavase product is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of the efficiency of heart muscle contraction following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. The thrombolytics market in which the Retavase product competes has declined since we acquired the rights to the Retavase product in March 2005 due to physicians’ increased use of emergency surgical procedures to treat AMI, and, although we believe the decline in the thrombolytics market may have recently subsided, this market could decline further in the future. While we believe that opportunities may exist to expand our market share within the thrombolytics segment, the overall market dynamics for thrombolytics in the treatment of AMI will continue to have a significant impact on our total sales opportunity over the next several years. Our patent protection in the United States on our Retavase product expires in March 2014.

•

IV Busulfex. Our IV Busulfex product, an intravenous formulation of busulfan, is a chemotherapeutic agent indicated for use in the United States in combination with cyclophosphamide as a conditioning regimen prior to bone marrow transplantation for chronic myelogenous leukemia. Our IV Busulfex product is our first global product and is sold outside the United States through our distributors, including Pierre Fabre Medicament S.A. in Europe and Kirin Brewery Company, Limited in several Asian countries. We expect that any near-term growth of this product will be generated primarily by international expansion by our distribution partners. Our patent protection in the United States on the IV Busulfex product expires in September 2013 while regulatory extensions in the United States for the IV Busulfex product will expire in March 2014. Patent protection for the IV Busulfex product in the European Union (EU), Japan and certain other foreign countries will expire in August 2014. We also have been granted marketing exclusivity in Japan that begins upon the expiration of our Japanese patent and ends in July 2016. We have filed for similar regulatory and marketing exclusivity in other jurisdictions. In April 2007, PDL received its first-ever FDA approval for a new vial configuration of our IV Busulfex product, which we believe will enhance ease of use of this product.

Technology Outlicense Agreements

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The nine humanized antibody products listed below are currently approved for use by the FDA and are licensed under our patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Raptiva®
Lucentis®
MedImmune, Inc. (MedImmune)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri®
Roche	Zenapax® (1)

(1)	Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax going forward.

Collaborative and Strategic Agreement

We have a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. Under our collaboration agreement with Biogen Idec, we share equally the costs of all development activities. This agreement requires each party to undertake extensive efforts in support of the collaboration and require the performance of both parties to be successful. We anticipate recognizing an increasing amount of revenue and expenses as we progress with this collaboration.

We continue to evaluate potential opportunities to partner certain programs, including our ularitide drug development program, or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration agreements in the future.

Summary of the First Quarter of 2007

In the first quarter of 2007, our total revenues were $108.0 million, an 18% increase from $91.2 million in the comparable period in 2006. This revenue growth was driven primarily by the growth in sales of our marketed products and an increase in royalties from our licensees. Of the total revenues we generated in the first quarter of 2007, approximately 45% were from net product sales, 45% were from royalties and 10% were from license, collaboration and other revenue, compared to 41%, 48%, and 11%, respectively, in the corresponding period of 2006.

Our total costs and expenses in the first quarter of 2007 were $120.0 million, an increase of $2.0 million from the first quarter of 2006. Our net loss for the first quarter of 2007 was $10.6 million, compared to $26.2 million in the prior-year comparable period. In the first three months of 2007, net cash used in operating activities was $9.1 million, a decrease from $2.4 million provided by operating activities in the comparable period in 2006. At March 31, 2007, we had cash, cash equivalents, marketable securities and restricted cash of $404.3 million, compared to $426.3 million at December 31, 2006. As of March 31, 2007, we had $531.8 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are callable in each of 2008 and 2010 and due in 2023 and 2012, respectively.

During the preparation of our financial statements for the quarter ended March 31, 2007, and subsequent to our May 2, 2007 announcement of our financial results for the first quarter of 2007 (the Earnings Announcement), we recorded an adjustment to reclassify certain costs previously included in research and development expenses to selling, general and administrative expenses. Such amounts primarily relate to certain of our clinical affairs costs that are more appropriately classified as general and administrative costs within selling, general and administrative expenses. As compared to the financial information presented in the Earnings Announcement, these reclassifications decreased research and development expenses and correspondingly increased selling, general and administrative expenses by approximately $4.6 million and $3.2 million for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. These reclassifications had no impact on our total operating expenses or our net loss for either of these periods.

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

•

Our business will depend in significant part on our ability to develop and commercialize innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring tens to hundreds of millions of dollars invested in research, development and manufacturing elements. Identifying drug candidates to study in clinical trials requires significant investment and may take several years. In addition, the clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

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

•

Our business success is dependent in significant part on our success in establishing intellectual property rights, either internally or through in-license of third-party intellectual property rights, and protecting our intellectual property rights. If we are unable to protect our intellectual property, we may not be able to compete successfully and our sales and royalty revenues and operating results would be adversely affected. Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages or may be reduced in scope. Proceedings to assert and defend our intellectual property rights are expensive, can, and have, continued over many years and could result in a significant reduction in the scope or invalidation of our patents, which could adversely affect our results of operations.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC. Except as noted below, there have been no changes to our critical accounting policies since December 31, 2006.

Sales Allowances and Rebate Accruals

We record reductions to product sales for estimated returns of products sold by us for chargebacks, wholesaler rebates, government rebate programs, such as Medicaid reimbursements, and for customer incentives, such as cash discounts for prompt payment. Estimates for chargebacks, government rebate programs and cash discounts are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. Estimates for wholesaler rebates are based on a certain percentage of sales per wholesaler contract terms. Estimates for product returns are based on an on-going analysis of industry and our products’ historical return patterns, monitoring the feedback that we receive from our sales force regarding customer use and satisfaction, reviewing channel inventory data available to us and reviewing third-party data purchased in order to monitor the sell-through of our products. Further, we monitor the activities and clinical trials of our key competitors to assess the potential impact on our future sales and return expectations. Accounts receivable allowances for chargebacks, wholesaler rebates and product returns, as well as rebate accruals, require substantial judgment. Actual results may differ in the future from our estimates and could impact our earnings in any period during which an adjustment is made.

If conditions or other circumstances change for any of the markets in which we compete, we may take actions to revise our product return estimates or we may offer additional customer incentives. These revisions could result in an incremental reduction or increase of revenues at the time the return estimate is changed or new incentives are offered. For example, during the first quarter of 2007, we refined our estimates with respect to future product returns of two of our currently marketed products based on recent historical return patterns. For one product, we slightly increased the rate at which we are accruing for product returns and, for the other, we slightly decreased such rate. As of March 31, 2007, the returns reserves for one of these products is at the lower end of our estimated range for expected future returns and the returns reserve for the other product is at the higher end of our estimated range. While we believe that the returns reserves for each of these products at the end of the first quarter of 2007 are within a reasonable range based on our expectations for future product returns, we may experience actual returns that differ from these estimates. A material deviation from expected returns could either result in an increase or decrease in our net product sales in future periods.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base this allowance on our analysis of several factors, including contractual payment terms, historical payment patterns of our customers and individual customer circumstances, and a review of the local economic environment and its potential impact on government funding and reimbursement practices. If the financial condition of our customers or the economic environment in which they operate were to deteriorate, resulting in an inability to make payments, additional allowances may be required. We believe that the allowance for doubtful accounts is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the above factors could materially change these expectations and result in an increase to our allowance for doubtful accounts.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenues

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
Product sales, net	$49,127	$37,547	31%
Royalties	48,595	43,970	11%
License, collaboration and other	10,261	9,695	6%

Total revenues	$107,983	$91,212	18%

Our total revenues increased by $16.8 million, or 18%, in the three months ended March 31, 2007 from the comparable period in 2006 for reasons discussed below.

Product sales, net

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
Cardene	$34,549	$24,761	40%
Retavase	6,865	6,505	6%
IV Busulfex	7,713	5,164	49%

Total marketed products	49,127	36,430	35%
Off-patent branded products	—	1,117	(100)%

Total product sales, net	$49,127	$37,547	31%

For the three months ended March 31, 2007, net product sales increased 31%, or $11.6 million, from the comparable period in 2006, principally due to increased sales of our Cardene product. Since we divested the rights to our off-patent branded products in the first quarter of 2006, product sales in the first quarter of 2007 consisted only of our Cardene, Retavase and IV Busulfex products, sales of which increased by 35% from the comparable period in 2006.

Cardene

Net product sales of our Cardene product increased by $9.8 million, or 40%, in the three months ended March 31, 2007 from the comparable period in 2006. This increase was primarily driven by higher sales volumes of our Cardene IV product and, to a lesser extent, an increase in Cardene IV product prices in January 2007. We expect our Cardene net product sales to continue to increase due to expected growth in sales volumes of our Cardene IV product in the foreseeable future.

Retavase

Net product sales of our Retavase product increased by $0.4 million, or 6%, in the three months ended March 31, 2007 from the comparable period in 2006 due to a slight increase in sales volumes. We continue to maintain our Retavase product market share in the thrombolytics market, and we believe that opportunities exist for us to expand our market share through focused sales and promotional efforts. We did not institute price increases for our Retavase product in 2006 or the first quarter of 2007, and the competitiveness of the market for thrombolytics may limit our ability to obtain price increases in the future.

IV Busulfex

Net product sales of our IV Busulfex product increased by $2.5 million, or 49%, in the three months ended March 31, 2007 from the comparable period in 2006. This increase was primarily due to higher sales volumes with respect to the continued growth of our international sales and, to a lesser extent, a price increase that was effective in January 2007. We expect IV Busulfex product sales volumes to continue to increase in the future primarily as a result of international sales expansion.

Off-Patent Products

Sales of our off-patent products in 2006 consisted of net product sales of Sectral, Ismo and Tenex products. We divested all of our off-patent products in the first quarter of 2006.

Royalties

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenue):

		Three Months Ended March 31,
Licensee	Product Name	2007	2006
Genentech	Herceptin	39%	34%
	Avastin	19%	24%
MedImmune	Synagis	30%	32%

Royalty revenues increased by $4.6 million, or 11%, in the three months ended March 31, 2007 from the comparable period in 2006. This increase was primarily due to higher reported sales of Herceptin and Avastin products, which are marketed by Genentech, as well as royalties on sales of the Lucentis product, which Genentech launched during the second quarter of 2006. These increases were partially offset by a lower effective royalty rate for Genentech product sales when compared to the first quarter of 2006, because, due to the tiered royalty structure under our master patent license agreement with Genentech, a significant portion of the royalties Genentech paid us in the first quarter of 2007 were paid at the fourth and lowest tiered royalty rate whereas none of the royalties paid to us in the first quarter of 2006 were at this lowest rate.

Under most of the agreements for the license of rights under our Queen patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s aggregate U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

We expect that in 2007, we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues. Further, we expect to continue to experience quarterly fluctuations in royalty revenues due to the seasonality of sales of the Synagis antibody, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters, and the tiered royalty structure under our agreement with Genentech.

License, Collaboration and Other

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
License and milestone from collaborations	$5,868	$2,071	183%
R&D services from collaborations	3,993	6,874	(42)%
License and other	400	750	(47)%

Total revenues from license, collaboration and other	$10,261	$9,695	6%

License, collaboration and other revenues recognized during the three months ended March 31, 2007 and 2006 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues increased $0.6 million, or 6% in the three months ended March 31, 2007 from the comparable period in 2006 primarily due to the accelerated recognition of deferred revenue resulting from the termination of our agreement with Roche, effective May 2007, to co-develop daclizumab for transplant indications. This increase was partially offset by a decrease in revenue recognized under our collaboration agreement with Biogen Idec and the absence of revenues in the first quarter of 2007, when compared to the first quarter of 2006, due to the termination in the third quarter of 2006 of our collaboration agreement with Roche to co-develop daclizumab for the treatment of asthma and other respiratory diseases.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues likely would increase.

Costs and Expenses

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
Cost of product sales	$24,998	$22,959	9%
Research and development	55,625	58,586	(5)%
Selling, general and administrative	37,941	35,344	7%
Other acquisition-related charges	1,436	1,118	28%

Total costs and expenses	$120,000	$118,007	2%

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

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	14%	12%
Royalty expense	20%	21%
Amortization of product rights	17%	28%

Cost of product sales	51%	61%

COS increased 9% in the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of the increase in product sales. This increase was offset by lower amortization of product rights as a result of the $72.1 million impairment charge we recognized related to our Retavase intangible asset during the fourth quarter of 2006, which reduced amortization charges that otherwise would have been recognized in the first quarter of 2007 and future periods.

For the three months ended March 31, 2007, COS, excluding amortization of product rights, as a percentage of product sales was relatively flat as compared to the same period in the prior year.

For each of our three marketed products, we are obligated to make royalty payments, generally based on a percentage of net product sales. In the case of our Cardene IV product, the percentage of net product sales that we are obligated to pay within any calendar year declines as sales increase. As a result, we generally expect our COS as a percentage of product sales to decrease quarter-over-quarter in each calendar year, and then increase again at the beginning of the subsequent calendar year. Excluding the impact of these royalty payments, we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues. For our Retavase product, we expect our future cost of goods sold as a percentage of product sales to increase, beginning in 2009, in connection with increased manufacturing costs under an amended supply agreement with our contract manufacturer for our Retavase product.

Research and Development Expenses

Our research and development activities include research, process development, pre-clinical development, manufacturing, clinical, regulatory, biometry, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to clinical research organizations and clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs.

The $3.0 million decrease in research and development costs in the first quarter of 2007 compared to the corresponding quarter of 2006 was primarily due to decreases of $4.6 million in external clinical development expenses for certain of our research and development projects and $0.6 million in contract manufacturing and production costs, which were partially offset by increases in personnel related costs of $0.6 million, information technology-related costs of $0.5 million, facility-related costs of $0.5 million, consulting services and research grant costs of $0.4 million, and licensing costs of $0.2 million. Total stock-based compensation expense recognized as research and development expenses, including amounts recognized under SFAS 123(R), was $2.9 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.

We expect our research and development expenses to increase as we advance our product candidates into later stages of development and add new product candidates, and such expenses may change unexpectedly due to changes in trial design, cancellation of projects, or initiation or in-licensing of new programs.

The table below summarizes the research and developments costs, including research, process development, pre-clinical development, manufacturing, clinical, regulatory, biometry, quality and program management, for those programs or products that comprised more than 5% of total research and development expenses for either period presented. The stage of development for each of our products in clinical development is also indicated.

Program/Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Three Months Ended March 31,
					2007	2006
					(in thousands)
Nuvion (visilizumab)					$11,657	$9,795
	IV steroid-refractory ulcerative colitis	Phase 2/3	—	Not yet disclosed
	Crohn’s Disease	Phase 2	—	Not yet disclosed
Daclizumab(1)					7,261	12,007
	Healthy Volunteer SC	Phase 1	—	Completed
	Asthma	Phase 2a	—	Completed
	Multiple Sclerosis	Phase 2	Biogen Idec	2007
PDL192	Solid tumors	Pre-IND	—	2007	5,451	11
Volociximab (M200)	Solid tumors	Phase 2	Biogen Idec	2008	4,276	5,331
HuLuc63	Multiple myeloma	Phase 1	—	2007/2008	3,817	6,554
Ularitide (2)	Acute Decompensated Heart Failure	Phase 2	—	Completed	3,319	3,583
Cardene(3)	Product Life Cycle Management	Marketed; Phase 2	—	Not yet disclosed	3,090	796
Other Program-Related Costs (4)	Multiple programs and products	—	—	—	1,539	2,936
Non-Program-Related Costs(5)	—	—	—	—	15,215	17,573

Total Research and Development Expenses					$55,625	$58,586

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

(2)

We acquired worldwide development and commercialization rights to this product pursuant to our acquisition of ESP Pharma in the first quarter of 2005. We had been planning to initiate a two-study, 3,300-patient Phase 3 trial in Europe; however, we had decided to delay the start of these trials pending a partnership for the ularitide program to contribute to the successful development of ularitide. This delay does not affect our planning and initiation of a Phase 1 trial in the United States.

(3)

We have initiated a lifecycle management program, within our development groups, for our marketed drug Cardene. Within the scope of this plan are efforts on new formulations and presentation of the product, as well as clinical trial work in pediatric populations.

(4)

Other Program-Related Costs consist of the aggregate research and development costs for those distinct programs or products that do not individually constitute more than 5% of the total research and development expenses for the periods presented.

(5)

Non-Program-Related Costs consist of the aggregate research and development costs that are not associated with any particular program or product, but rather, support our broad research and development efforts. Such costs primarily include those related to discovery of new antibody candidates and manufacturing and quality activities in support of product development activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our selling and administrative functions, clinical affairs, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel related costs. Of total selling, general and administrative expenses for the three months ended March 31, 2007, 56%, or $21.3 million, related to sales and marketing expenses, compared to 48%, or $16.9 million, for the comparable period in 2006. Total stock-based compensation expense recognized as selling, general and administrative expenses, including amounts recognized under SFAS 123(R), was $2.3 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2007 increased to $37.9 million from $35.3 million during the comparable period in 2006. This increase was primarily due to increases in facilities-related expenses of $1.9 million and consulting and outside services of $1.6 million, which were partially offset by decreases in information technology-related costs of $0.5 million and other miscellaneous expenses of $0.4 million.

Additionally, selling, general and administrative expenses for the three months ended March 31, 2007 included approximately $1.4 million of costs related to our Brooklyn Park manufacturing facility. Our Brooklyn Park facility, which was placed into service in July 2006, is qualified to manufacture clinical development products. Currently, this facility has capacity greater than our current manufacturing demands, and therefore, we had idle manufacturing capacity during the first quarter of 2007, the costs of which we recorded as selling, general and administrative expenses.

Other Acquisition-Related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and sales returns of our Retavase product from sales made prior to the acquisition of our rights to the Retavase product in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to the Retavase product, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method. We recognized a total of $1.4 million and $1.1 million in other acquisition-related charges in the three months ended March 31, 2007 and 2006, respectively.

Interest and Other Income, Net and Interest Expense

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change
Interest and other income, net	$5,032	$3,330	51%
Interest expense	(3,557)	(2,650)	34%

Total interest and other income, net and interest expense	$1,475	$680	117%

Interest income for the three months ended March 31, 2007 increased from the comparable period in 2006 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates.

Interest expense for the three months ended March 31, 2007 increased from the comparable period in 2006 primarily as a result of lower capitalized interest expense in the three months ended March 31, 2007, since we completed the construction of the Minnesota facility in the second quarter of 2006.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $10.0 million.

The future impact of the unrecognized tax benefit of $10.0 million, if recognized, is as follows: approximately $0.1 million would affect the effective tax rate; approximately $1.4 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and approximately $8.5 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the quarter ended March 31, 2007. Accrued interest and penalties were approximately $0.6 million and $0.7 million as of December 31, 2006 and March 31, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1992 forward. Our French subsidiary’s income tax returns for 2004 and 2005 are currently under examination by the French tax authorities. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Income tax expense during the three months ended March 31, 2007 was primarily related to state taxes and foreign taxes on income earned by our foreign operations. Taxes during the three months ended March 31, 2006 are primarily related to federal alternative minimum and foreign taxes on income earned by our foreign operations, reduced by a state tax benefit from the current net loss for those states for which we are in a deferred tax liability position.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenue, license revenue, collaboration and other revenues under agreements with third parties, interest income on invested capital and, more recently, product sales. At March 31, 2007, we had cash, cash equivalents, marketable securities and restricted cash in the aggregate of $404.3 million, compared to $426.3 million at December 31, 2006.

Net cash used in operating activities for the three months ended March 31, 2007 was $9.1 million, compared to $2.4 million of cash provided by operating activities in the corresponding period in 2006. The $9.1 million net cash used in operating activities in the first three months of 2007 was primarily attributable to our net loss, less non-cash expenses such as depreciation and amortization expenses and stock-based compensation, and adjusted for the timing of payments related to our clinical operations and the manufacture of our commercial products. The increase in cash used in operations in the first quarter of 2007 compared to the prior-year period was primarily related to the timing of payments in connection with our clinical operations and the manufacture of our commercial products, partially offset by higher cash receipts in the first quarter of 2007 related to our product sales and royalties. In addition, during the first quarter of 2006, we received a $5.0 million milestone payment under the terms of our collaboration agreement with Biogen Idec, and we received no upfront fees or milestone payments during the first quarter of 2007.

Net cash used in investing activities was $30.2 million for the three months ended March 31, 2007, compared to $77.2 million in the comparable period in 2006. The $30.2 million net cash used in investing activities in the first three months of 2007 was primarily attributable to capital expenditures of $16.8 million, the transfer of $10.0 million to restricted cash to support an additional letter of credit related to our obligations with respect to the construction of our leasehold improvements to our Redwood City, California facility, and net purchases of approximately $3.4 million of our available-for-sale marketable securities. The decrease in cash used in investing activities when compared to the first quarter of 2006 was due principally to the timing of purchases of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2007 was $2.8 million, compared to $15.6 million in the comparable period in 2006. The $2.8 million net cash provided by financing activities in the first three months of 2007 was primarily due to the issuance of our common stock in connection with option exercises. In the prior year, net cash provided by financing activities was higher when compared to the current period due to a greater volume of employee stock option exercises.

We estimate that our existing capital resources will be sufficient to fund our operations through 2007 and the foreseeable future. Our future capital requirements will depend on numerous factors, including, among others, continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis, Tysabri and Xolair; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we will devote to constructing and qualifying our Redwood City, California facility; significant resources we will need to expend to update or modify our manufacturing facilities as new products are introduced or manufacturing processes are revised; significant resources we will need to expend in the long term to refurbish or replace our manufacturing facilities due to obsolescence; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to us of existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of March 31, 2007 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS (1)

Operating leases	$6,881	$7,237	$6,883	$65,862	$86,863
Long-term liabilities (2)	8,009	12,892	9,868	46,158	76,927
Convertible notes	11,875	23,750	513,435	—	549,060
Construction contracts and equipment	70,823	—	—	—	70,823
Contract manufacturing	33,194	11,966	—	—	45,160

Total contractual obligations	$130,782	$55,845	$530,186	$112,020	$828,833

(1)

This table does not include (a) any milestone payments from us to third parties which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, or (b) any royalty payments from us to third parties as the amounts of such payments and/or likelihood of such payments are not known in any period presented above.

(2)

Includes lease payments related to our Lab Building in Redwood City, California, mortgage payments for the buildings we own in Fremont, California, post-retirement benefit obligations and the milestone payments related to our purchase of product-related rights to Cardene.

RISK FACTORS

You should carefully consider and evaluate all of the information included and incorporated by reference in this Quarterly Report, including the risk factors listed below. Any of these risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known to us may also harm our business.

Keep these risk factors in mind when you read forward-looking statements contained in this Quarterly Report and the documents incorporated by reference in this Quarterly Report. These statements relate to our expectations about future events and time periods. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

We have a history of operating losses and may not achieve sustained profitability.

In general, our expenses have exceeded our revenues. As of March 31, 2007, we had an accumulated deficit of $580.9 million. We expect our expenses to increase primarily because of the extensive resource commitments required to achieve regulatory approval of potential products and commercial success for our portfolio of existing products and any other products we add to our product development portfolio through our development or in-licensing activities. For example, over the next several years, we will incur substantial additional expenses as we continue to invest in life-cycle management of our existing products, develop and manufacture our potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, we may not sustain positive cash flow from operations as we have projected. We may also incur additional acquisition-related or impairment charges related to our acquisitions of ESP Pharma and the rights to the Retavase product, which would adversely affect our operating results. The amount of net losses and the time required to reach sustained profitability from our proprietary products are highly uncertain.

Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

•	our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•	additional pre-clinical product candidates are selected for further clinical development;

•	we pursue clinical development of our potential products in new indications;

•	we invest in life-cycle management initiatives for our products;

•	we invest in staffing and operations to meet our manufacturing requirements;

•	we expand our commercial infrastructure to market and sell our products;

•	we increase the number of patents we are prosecuting;

•	we expend additional resources to defend our patents;

•	we invest in research or acquire additional technologies, product candidates or businesses; and

•	we increase our capital expenditures as we improve our research, development and other facilities and as a result also record higher depreciation expenses.

In the absence of substantial revenues from additional sales of existing or newly approved or acquired products, new agreements with third-party collaborators, significant royalties on sales of products licensed under our intellectual property rights or other sources of revenues, we will continue to incur operating losses and may require additional capital to fully execute our business strategy.

If we do not effectively manage the life cycles of our portfolio products, our results of operations will suffer.

In the quarter ended March 31, 2007, our product sales accounted for 45% of our total revenues. We expect that revenues from our product portfolio will continue to represent a significant and possibly growing portion of our total revenues. The patents that we own or hold licenses to that cover our Cardene, IV Busulfex and Retavase products, our marketed products, will expire between late 2009 and 2014. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenues and profit margins we recognize from the sale of that product.

If Cardene product sales do not continue to grow, our results of operations will suffer.

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it through our acquisition of ESP Pharma in March 2005. For example, our Cardene product sales, net, accounted for 22% of total revenues in 2005 and 26% of total revenues in 2006. However, our Cardene IV product faces competition from branded and generic intravenous anti-hypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the recent rate. While we have recently increased committed sales and marketing resources and expect to sustain this increased commitment of resources in an effort to ensure the continued growth of our Cardene IV product sales, there can be no assurance that we can continue a significant growth rate. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

In March 2007, we received a letter from Sun Pharmaceutical Industries Ltd. (Sun) purporting to be a Notice of Certification (the Paragraph IV Certification) with respect to an Abbreviated New Drug Application (ANDA) Sun filed with the FDA seeking approval to sell in the United States a generic version of injectable nicardipine hydrochloride, which, if approved, would likely compete with our Cardene IV product. Sun claimed in the Paragraph IV Certification that neither the manufacture, use nor sale of Sun’s ANDA product would infringe our United States Patent Number 5,164,405, titled “Nicardipine pharmaceutical composition for parenteral administration” (the ‘405 Patent). In April 2007, we filed a patent infringement lawsuit against Sun seeking, among other things, to enjoin Sun’s infringement of our ‘405 Patent and to stay any sale of Sun’s ANDA product until at least the expiration of our ‘405 Patent. Although we intend to vigorously defend our rights under the ‘405 Patent, we may not prevail. If the outcome of this case were to be unfavorable for us, we believe we would face significant competition from Sun’s ANDA product, which likely would cause significant declines in the amount of revenues and profit margins we recognize from the sale of our Cardene IV product.

Our Retavase product is sold in a market that has declined since we acquired the rights to the Retavase product in March 2005 and if our continued sales and promotional efforts do not increase sales, our results of operations will suffer.

We expect our Retavase product to continue to account for a significant portion of our total revenues and product sales, net. However, our Retavase product is sold into a thrombolytic market that has declined due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, our Retavase product competes for use in the management of acute myocardial infarction with the TNKase™ and Activase® products from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we possess. While we continue to invest in promotional efforts for our Retavase product, there can be no assurance that we can increase the market share of our Retavase product, or that even if we are able to increase our market share, that the thrombolytic market will not continue to decline regardless of our efforts.

The manufacturing of our Retavase product is a complex process that requires the services of a number of third parties, and our failure to timely or efficiently manufacture our Retavase product could cause our results of operations to suffer.

Our Retavase product is a biologic product currently manufactured through a multi-step process, including custom materials from Centocor, Diosynth RTP Inc. (Diosynth) and Roche. The manufacturing of this product for use as a therapeutic in compliance with regulatory requirements is complex, time-consuming and expensive and historically subject to relatively frequent batch failures because of the complexity of the manufacturing process. For example in 2006, one of our contract manufacturers experienced higher than expected batch failure rates. As a result, we and that contract manufacturer agreed to temporarily cease Retavase product manufacturing and run three test batches to extensively sample and analyze the process prior to making potential improvements. Although we believe we will be able to improve the manufacturing process to reduce batch failure rates, there can be no assurance that we will not experience subsequent manufacturing issues or batch failures that could result in the reduction or interruption of commercial sales and could impair our competitive position. In addition, our future cost of goods sold for our Retavase product will increase under our amended supply agreement with our contract manufacturer. This new supply agreement requires higher per gram fee payments as well as charges for additional testing during the manufacturing process.

Because we do not have the capability to manufacture our commercial products or our ularitide development product, we rely on third-party contract manufacturers to manufacture these products. If we are unable to continue those manufacturing arrangements successfully or at a reasonable cost, our operations and future results could suffer.

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

Our products must be manufactured in facilities approved by the FDA and the process for qualifying and obtaining approval for a manufacturing facility is a time-consuming process. If our relationship with any of our manufacturers were to terminate unexpectedly or on short notice or expire without being renewed, our ability to meet commercial or clinical trial demand for the product manufactured by that single manufacturer could be adversely affected while we qualify a new manufacturer for that product and our operations and future results could suffer.

We also engage third parties for product filling, labeling and packaging. If any filling, labeling or packaging errors occur and are not discovered until after the products are sold, we would need to recall those products, which could be very costly and could damage our credibility and adversely affect our future sales.

In addition, we must rely on our third-party manufacturers and suppliers for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such product revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners and our ability to estimate reserves for potential product returns.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended March 31, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 87% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of March 31, 2006, these three U.S. wholesalers represented approximately 83% of our outstanding accounts receivable from product sales.

Since our acquisition in March 2005 of rights to our Cardene IV, Retavase and IV Busulfex products and certain off-patent products, which we have since divested, we received and continued to receive through 2006 a significant number of returns of these products that were sold prior to our acquisition of these rights. The level of these returns exceeded our expectations at the time we acquired the rights to these products. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur. The level of returns of products sold prior to our March 2005 acquisition have declined from the rates we experienced in 2006 and we believe these return rates will continue to decline as our product channel is cleared of these products.

We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers below prior levels, and this should reduce the level of returns. Nevertheless, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to March 2005, the date we acquired rights to our Cardene IV, Retavase and IV Busulfex products. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. We review historical product returns, channel inventory levels and activities and other factors pursuant to this review. This review may result in an estimate that is higher or lower than our prior estimates for product sales returns to reflect the projected future level of returns. For example, in the second quarter of fiscal 2006 we increased our estimate of the rate of product returns and the effect of this change was to reduce product sales, net, in that quarter by approximately $5.6 million. The effect of any change in estimate would affect product sales, net, during the quarter in which we revise our estimate. If returns exceed our expectations as they have in the past, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Increased leverage as a result of our sale of the 2005 Notes may harm our financial condition and results of operations.

At March 31, 2007, we had approximately $654.0 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

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

If our collaborations are not successful or are terminated by our partners, we may not effectively develop and market some of our products.

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

Our collaboration arrangement with Biogen Idec is particularly important to us. In September 2005, we entered into an agreement with Biogen Idec under which Biogen Idec became our partner on the development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications. Our collaboration agreement with Biogen Idec also covers the development of HuZAF (fontilizumab), which we and Biogen Idec were developing in severe rheumatoid arthritis. However, we and Biogen Idec agreed to discontinue development of the HuZAF antibody and do not currently have any plans for further development of the HuZAF antibody.

Our collaboration agreement with Biogen Idec provides significant combined resources for the development, manufacture and potential commercialization of covered products. We and Biogen Idec each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec of their obligations under the agreement. The failure of Biogen Idec to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationship, or a material contractual dispute between us and Biogen Idec would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaboration will vary depending on the work performed by us and Biogen Idec in any particular reporting period.

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

Our partners can terminate our collaborative agreements under certain conditions, and in some cases on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. For example, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases in accordance with the terms of the collaboration agreement we had with Roche, and in November 2006, Roche elected to terminate the entire collaboration agreement. Even if a partner continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

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

Pursuant to rules adopted under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Although we reviewed, documented and tested our internal control over financial reporting successfully in 2004, 2005 and 2006, our inability to do so in the future could adversely affect our stock price.

The Section 404 compliance process has also resulted in increased expenses and the devotion of significant management resources and we expect that the expenses for this process will continue to increase modestly.

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

Additionally, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate declines as Genentech’s U.S.-based Sales increase. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter— is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

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

Two of our Queen patents were issued to us by the European Patent Office, European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent). Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. Although six opponents, including Genentech, have withdrawn from the opposition proceedings with respect to the opposition to our ‘216 Patent, 12 opponents to this patent remain. In addition, although the Opposition Division upheld claims in our ‘216 Patent in April 2007 that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division, the opponents in this opposition have the right to appeal the Opposition Division’s recent decision and this proceeding has not yet concluded. A description of both opposition proceedings is included under the heading “Legal Proceedings” in Part II, Item 1 of this Quarterly Report. If our patents are successfully opposed in either of these two proceedings or third parties decline to take licenses to our Queen patents, our future revenues would be adversely affected. For example, if the opponents in the proceeding regarding our ‘216 Patent are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our ‘040 Patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents and, if so, on the terms of our license agreements.

In addition, until the opposition proceedings are resolved, we may be limited in our ability to collect royalties or to negotiate future license agreements based on our Queen patents. An adverse decision by the Opposition Division could encourage challenges to our related Queen patents in other jurisdictions, including the United States. Such a decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal proceedings to enforce our rights under our Queen patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our ‘216 Patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. patents.

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

In addition, if a Celltech U.S. patent application conflicts with our U.S. patents or patent applications, we may become involved in proceedings to determine which company was the first to invent the products or processes contained in the conflicting patents. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us relating to humanization of antibodies or result in a significant reduction in the scope or invalidation of our patents. Any limitation would reduce our ability to negotiate or collect royalties or to negotiate future collaborative research and development agreements based on these patents.

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

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity, proprietary and intended use of the product candidate and is difficult to predict. Further, we, the FDA, European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for our Nuvion antibody for the treatment of intravenous steroid-refractory ulcerative colitis, receipt of fast track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that our Nuvion antibody will receive regulatory approval.

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

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We continue to seek to hire and retain key personnel; however, we face significant competition for experienced personnel. We also believe that the move of our corporate headquarters from Fremont, California, to Redwood City, California, in the second half of 2007, may before and for a period after the move cause employee turnover to increase and make retaining key employees more difficult because our new headquarters is 12 miles away from our current headquarters and on the other side of the San Francisco Bay, which will increase the commute time of the many employees that reside in and around Fremont, California, and the greater East Bay Area of the San Francisco Bay Area.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2007 to May 3, 2007, our common stock closed as high as $25.76 per share and as low as $18.26 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. For example, we began recognizing expense for stock-based awards exchanged for employee services in the first quarter of 2006 under SFAS 123(R) and, as a result, our operating expenses are significantly higher than prior to the adoption of SFAS 123(R).

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

In accordance with U.S. generally accepted accounting principles, we accounted for the acquisition of ESP Pharma, the acquisition of the rights to the Retavase product and the acquisition of certain rights with respect to daclizumab using the purchase method of accounting, which resulted in charges to earnings in the year of acquisition and which will result in ongoing expenses due to the amortization and depreciation of certain assets acquired in those transactions. Under the purchase method of accounting, we allocated the total estimated purchase price to ESP Pharma’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of completion of the merger, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the purchase price of ESP Pharma allocated to in-process research and development in the amount of $79.4 million was expensed by the combined company in the first quarter of 2005. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition transactions. In addition, to the extent the value of acquired intangible assets becomes impaired in the future, as experienced with the review for impairment of the off-patent products in the second half of 2005, we may be required to incur material charges relating to the impairment of such assets, and possibly goodwill as well. These depreciation, amortization, in-process research and development and potential impairment charges could have a material impact on the combined company’s results of operations and the market value of our common stock. For example, during the fourth quarter of 2006, we recognized a $72.1 million impairment charge related to our Retavase product-related intangible assets.

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

As of March 31, 2007, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

European Patent Oppositions

Two humanization patents based on the Queen technology were issued to us by the European Patent Office, European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent). Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. Six opponents, including Genentech, have withdrawn from the opposition proceedings with respect to the opposition to our ‘216 Patent leaving 12 remaining opponents. A description of these two proceedings is set forth below.

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. On April 24, 2007, at an oral proceeding the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right to appeal the Opposition Divisions recent decision. If any of the opponents appeal the decision to the Technical Board of Appeal, the ‘216 Patent would continue to be enforceable during the appeal process.

Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opposition is eventually successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our ‘040 Patent, which is also being opposed, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, if the Opposition Division rules against us, that decision could encourage challenges of our related patents in other jurisdictions, including the United States. Such a decision may also lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our ‘216 Patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. and Japanese patents.

Opposition to ‘040 Patent

At an oral hearing in February 2005, the Opposition Division also decided to revoke the claims in our ‘040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the ‘040 Patent.

We intend to continue to vigorously defend our two European Queen patents in these two proceedings. We may not prevail in either of the opposition proceedings or any litigation contesting the validity of these patents. If the outcome of either of the opposition proceedings or any litigation involving our antibody humanization patents were to be unfavorable, our ability to collect royalties on existing licensed products and to license our patents relating to humanized antibodies may be materially harmed. In addition, these proceedings or any other litigation to protect our intellectual property rights or defend against infringement claims by others could result in substantial costs and diversion of management’s time and attention, which could harm our business and financial condition.

Patent Infringement Suit Against Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion seeking monetary damages for infringement of certain of our antibody humanization patents, commonly referred to as the Queen patents, in order to protect our intellectual property rights. On April 23, 2007, we served Alexion with our complaint. Alexion has not yet responded to our complaint. We intend to vigorously defend our rights under the Queen patents.

Patent Infringement Suit Against Sun Pharmaceutical

In March 2007, we received a letter from Sun Pharmaceutical Industries Ltd. (Sun) purporting to be a Notice of Certification (the Paragraph IV Certification) with respect to an Abbreviated New Drug Application (ANDA) Sun filed with the FDA seeking approval to sell in the United States generic injectable nicardipine hydrochloride. Sun claimed in the Paragraph IV Certification that neither the manufacture, use nor sale of Sun’s ANDA product would infringe our United States Patent Number 5,164,405, titled “Nicardipine pharmaceutical composition for parenteral administration” (the ‘405 Patent). In April 2007, we filed a patent infringement lawsuit against Sun seeking, among other things, to enjoin Sun’s infringement of our ‘405 Patent and to stay any sale of Sun’s ANDA product until at least the expiration of our ‘405 Patent. We intend to vigorously enforce our rights under the ‘405 Patent in this action.

ITEM 1A.	RISK FACTORS

Other than with respect to the new risk factor regarding the life cycle or our product portfolio and the revisions to the following risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

If Cardene product sales do not continue to grow, our results of operations will suffer.

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it through our acquisition of ESP Pharma in March 2005. For example, our Cardene product sales, net, accounted for 22% of total revenues in 2005 and 26% of total revenues in 2006. However, our Cardene IV product faces competition from branded and generic intravenous antihypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the recent rate. While we have recently increased committed sales and marketing resources and expect to sustain this increased commitment of resources in an effort to ensure the continued growth of our Cardene IV product sales, there can be no assurance that we can continue a significant growth rate. Some of our competitors have substantially greater resources than we do. Those resources include greater experience in promoting and marketing antihypertensive and other related drugs, superior product development capabilities and financial, scientific, manufacturing, marketing, managerial and human resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

In March 2007, we received a letter from Sun Pharmaceutical Industries Ltd. (Sun) purporting to be a Notice of Certification (the “Paragraph IV Certification”) with respect to an Abbreviated New Drug Application (ANDA) Sun filed with the FDA seeking approval to sell in the United States a generic version of injectable nicardipine hydrochloride, which, if approved, would likely compete with our Cardene IV product. Sun claimed in the Paragraph IV Certification that neither the manufacture, use nor sale of Sun’s ANDA product would infringe our United States Patent Number 5,164,405, titled “Nicardipine pharmaceutical composition for parenteral administration” (the ‘405 Patent). In April 2007, we filed a patent infringement lawsuit against Sun seeking, among other things, to enjoin Sun’s infringement of our ‘405 Patent and to stay any sale of Sun’s ANDA product until at least the expiration of our ‘405 Patent. Although we intend to vigorously defend our rights under the ‘405 Patent, we may not prevail. If the outcome of this case were to be unfavorable for us, we believe we would face significant competition from Sun’s ANDA product, which likely would cause significant declines in the amount of revenues and profit margins we recognize from the sale of our Cardene IV product.

Our product revenues are substantially dependent on a limited number of wholesalers and distribution partners, and such product revenues may fluctuate from quarter to quarter based on the buying and return patterns of these wholesalers and distribution partners and our ability to estimate reserves for potential product returns.

We sell our products primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended March 31, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 87% of our gross product sales. Our reliance on a small number of wholesalers and distribution partners could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers and distribution partners. In addition, as of March 31, 2006, these three U.S. wholesalers represented approximately 83% of our outstanding accounts receivable from product sales.

Since our acquisition in March 2005 of rights to our Cardene IV, Retavase and IV Busulfex products and certain off-patent products, which we have since divested, we received and continued to receive through 2006 a significant number of returns of these products that were sold prior to our acquisition of these rights. The level of these returns exceeded our expectations at the time we acquired the rights to these products. We believe these unexpected returns resulted from overstocking of inventory by wholesalers in anticipation of future price increases that did not occur. The level of returns of products sold prior to our March 2005 acquisition have declined from the rates we experienced in 2006 and we believe these return rates will continue to decline as our product channel is cleared of these products.

We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers below prior levels, and this should reduce the level of returns. Nevertheless, there can be no assurance that our wholesalers and distribution partners will maintain inventory levels consistent with our forecast of end user demand. Due to enhanced inventory management and enforcement of our product return policy, we do not believe that we will experience the same level of returns for products we sold subsequent to March 2005, the date we acquired rights to our Cardene IV, Retavase and IV Busulfex products. In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. We review historical product returns, channel inventory levels and activities and other factors pursuant to this review. This review may result in an estimate that is higher or lower than our prior estimates for product sales returns to reflect the projected future level of returns. For example, in the second quarter of fiscal 2006 we increased our estimate of the rate of product returns and the effect of this change was to reduce product sales, net, in that quarter by approximately $5.6 million. The effect of any change in estimate would affect product sales, net, during the quarter in which we revise our estimate. If returns exceed our expectations as they have in the past, revenues would be adversely affected. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

If our collaborations are not successful or are terminated by our partners, we may not effectively develop and market some of our products.

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

Our collaboration arrangement with Biogen Idec is particularly important to us. In September 2005, we entered into an agreement with Biogen Idec under which Biogen Idec became our partner on the development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications. Our collaboration agreement with Biogen Idec also covers the development of HuZAF (fontilizumab), which we and Biogen Idec were developing in severe rheumatoid arthritis. However, we and Biogen Idec agreed to discontinue development of the HuZAF antibody and do not currently have any plans for further development of the HuZAF antibody.

Our collaboration agreement with Biogen Idec provides significant combined resources for the development, manufacture and potential commercialization of covered products. We and Biogen Idec each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec of their obligations under the agreement. The failure of Biogen Idec to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationship, or a material contractual dispute between us and Biogen Idec would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaboration will vary depending on the work performed by us and Biogen Idec in any particular reporting period.

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

Our partners can terminate our collaborative agreements under certain conditions, and in some cases on short notice. A partner may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. For example, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases in accordance with the terms of the collaboration agreement we had with Roche, and in November 2006, Roche elected to terminate the entire collaboration agreement. Even if a partner continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

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

Pursuant to rules adopted under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Although we reviewed, documented and tested our internal control over financial reporting successfully in 2004, 2005 and 2006, our inability to do so in the future could adversely affect our stock price.

The Section 404 compliance process has also resulted in increased expenses and the devotion of significant management resources and we expect that the expenses for this process will continue to increase modestly.

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

Additionally, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate declines as Genentech’s U.S.-based Sales increase. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter— is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

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

Future changes in financial accounting standards may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. For example, we began recognizing expense for stock-based awards exchanged for employee services in the first quarter of 2006 under SFAS 123(R) and, as a result, our operating expenses are significantly higher than prior to the adoption of SFAS 123(R).

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of PDL Biopharma, Inc., as amended April 27, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 2, 2007)

10.1	2005 Equity Incentive Plan, as amended through April 4, 2007

10.2	Offer Letter between the Company and Richard Murray, Ph.D. effective February 4, 2003

10.3	Offer Letter between the Company and David Iwanicki effective March 9, 2005

10.4	Offer Letter between the Company and Peter Calcott effective September 6, 2005

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

PDL BIOPHARMA, INC.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)