Form 10-Q
period 2007-06-30
PDL BIOPHARMA, INC.
filed 2007-08-09
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 2, 2007, there were 116,831,008 shares of the Registrant’s Common Stock outstanding.

PDL BIO PHARMA, INC.

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

PDL BI OPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$48,962	$39,039	$98,089	$76,586
Royalties	79,842	54,021	128,437	97,991
License, collaboration and other	9,215	11,264	19,476	20,959

Total revenues	138,019	104,324	246,002	195,536

Costs and expenses:
Cost of product sales	18,549	21,482	43,547	44,441
Research and development	67,086	59,947	122,713	118,532
Selling and marketing	18,995	15,180	40,343	32,980
General and administrative	18,240	12,821	34,831	30,366
Other acquisition-related charges	202	2,177	1,638	3,295
Asset impairment charge	—	900	—	900

Total costs and expenses	123,072	112,507	243,072	230,514

Operating income (loss)	14,947	(8,183)	2,930	(34,978)
Interest and other income, net	4,931	4,064	9,963	7,394
Interest expense	(3,427)	(3,122)	(6,984)	(5,772)

Income (loss) before income taxes	16,451	(7,241)	5,909	(33,356)
Income tax expense	525	118	589	233

Net income (loss)	$15,926	$(7,359)	$5,320	$(33,589)

Net income (loss) per share
Basic	$0.14	$(0.06)	$0.05	$(0.30)

Diluted	$0.13	$(0.06)	$0.05	$(0.30)

Shares used to compute basic net income (loss) per share	116,087	113,539	115,595	113,006

Shares used to compute diluted net income (loss) per share	141,887	113,539	117,969	113,006

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$205,407	$179,009
Restricted cash	25,005	—
Marketable securities	147,735	154,115
Accounts receivable, net of allowances of $16,588 and $13,707 at June 30, 2007 and December 31, 2006, respectively	11,113	18,780
Inventories	25,030	19,663
Prepaid and other current assets	9,884	7,929

Total current assets	424,174	379,496
Long-term marketable securities	54,905	74,892
Long-term restricted cash	3,269	18,269
Land, property and equipment, net	334,721	296,529
Goodwill	82,534	69,954
Other intangible assets, net	268,147	285,713
Other assets	16,139	17,040

Total assets	$1,183,889	$1,141,893

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,386	$13,478
Accrued compensation	16,918	21,123
Royalties payable	5,715	4,780
Other accrued liabilities	51,276	52,000
Deferred revenue	7,171	13,443
Current portion of other long-term debt	658	635

Total current liabilities	102,124	105,459
Convertible notes	499,998	499,998
Long-term deferred revenue	31,650	31,366
Other long-term debt	36,109	37,529

Total liabilities	669,881	674,352
Stockholders' equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 116,716 and 115,006 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,169	1,150
Additional paid-in capital	1,078,758	1,037,846
Accumulated deficit	(564,964)	(570,129)
Accumulated other comprehensive loss	(955)	(1,326)

Total stockholders' equity	514,008	467,541

Total liabilities and stockholders' equity	$1,183,889	$1,141,893

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,320	$(33,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge	—	900
Depreciation	14,687	16,132
Amortization of convertible notes offering costs	1,172	1,173
Amortization of intangible assets	17,566	22,104
Stock-based compensation expense	9,298	11,748
Loss on disposal of equipment	858	—
Tax benefit from stock-based compensation arrangements	255	203
Changes in assets and liabilities:
Accounts receivable, net	5,716	(753)
Interest receivable	(359)	(462)
Inventories	(5,289)	(1,973)
Other current assets	(1,956)	13,682
Other assets	(271)	328
Accounts payable	6,908	5,083
Accrued liabilities	(2,023)	2,598
Deferred tax liabilities	—	5,111
Deferred revenue	(5,988)	854

Total adjustments	40,574	76,728

Net cash provided by operating activities	45,894	43,139

Cash flows from investing activities:
Purchases of marketable securities	(65,887)	(179,696)
Maturities of marketable securities	92,942	119,488
Maturities of restricted securities	—	3,391
Maturities of note receivable	—	30,000
Sale of intangible assets	—	2,750
Purchase of property and equipment	(53,737)	(16,877)
Transfer to restricted cash	(10,005)	—

Net cash used in investing activities	(36,687)	(40,944)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	18,720	20,298
Payments on other long-term debt	(1,529)	(116)

Net cash provided by financing activities	17,191	20,182

Net increase in cash and cash equivalents	26,398	22,377
Cash and cash equivalents at beginning of the period	179,009	183,377

Cash and cash equivalents at end the period	$205,407	$205,754

Supplemental Disclosure of Non-Cash Information
Issuance of escrow shares to former ESP stockholders	$12,579	$12,700

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We currently market and sell acute-care products in the hospital setting in the United States and Canada. We also receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec Inc. (Biogen Idec). Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Such adjustments include normal recurring adjustments and the correction of an error related to clinical expenses, which increased our research and development expenses for the three and six months ended June 30, 2006 by approximately $1.8 million. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting.

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, our master patent license agreement with Genentech, Inc. (Genentech) provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year will decline as Genentech’s aggregate U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—will be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech will be lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

Additionally, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us in our first and second quarters than in other quarters since we generally recognize royalty revenues in the quarter subsequent to sales by our licensees.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

We reclassified certain costs previously included in research and development expenses to general and administrative expenses for the three and six months ended June 30, 2006. Such amounts primarily relate to certain of our clinical affairs costs that are more appropriately classified as general and administrative expenses. The impact of this reclassification decreased research and development expenses and increased general and administrative expenses for the three and six months ended June 30, 2006 by approximately $2.7 million and $5.9 million, respectively. The reclassification had no impact on our total operating expenses or our net income (loss) during the three and six-month periods ended June 30, 2006.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. During the second quarter of 2007, based on product return trends, we revised our estimates for product sales returns. The effect of this change in estimate was to reduce product sales, net, during the three and six months ended June 30, 2007 by approximately $2.6 million, which decreased net income per diluted share by approximately $0.02 for the three and six months ended June 30, 2007.

Customer Concentration

The following table summarizes revenues from our customers and licensees who individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2007 and 2006 (as a percentage of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Customers
Cardinal Health, Inc.	12%	14%	13%	15%
AmerisourceBergen Corp.	10%	11%	12%	11%
McKesson Corp.	10%	10%	11%	10%
Licensees
Genentech, Inc.	45%	38%	39%	35%
MedImmune, Inc.	12%	14%	13%	15%

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)) for employees and directors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Research and development	$2,333	$3,156	$5,250	$6,676
Selling and marketing	763	838	1,757	1,755
General and administrative	993	1,608	2,291	3,317

Total stock-based compensation expense	$4,089	$5,602	$9,298	$11,748

Stock-based compensation expense related to stock options granted to non-employees was negligible for all periods presented.

Stock Option Activity

A summary of our stock option activity since December 31, 2006 is presented below (in thousands):

(in thousands) Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	14,532	$18.79
Granted	1,160	$21.70
Forfeited	(536)	$20.13
Exercised	(1,184)	$13.58
Expired	(106)	$28.98

Outstanding as of June 30, 2007	13,866	$19.34

Exercisable as of June 30, 2007	8,502	$18.85

As required by SFAS 123(R), we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. Total unrecognized compensation cost related to unvested stock options outstanding as of June 30, 2007, excluding forfeitures, was $40.0 million, which we expect to recognize over a weighted-average period of 2.8 years.

Restricted Stock

A summary of our restricted stock activity since December 31, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted-average grant-date fair value
Unvested at December 31, 2006	136,900	$20.67
Awards granted	7,500	$19.14
Awards vested	(1,875)	$32.49

Unvested at June 30, 2007	142,525	$20.43

Total unrecognized compensation cost related to unvested restricted stock outstanding as of June 30, 2007 was $2.1 million, excluding forfeitures, which we expect to be recognized over a weighted-average period of 2.5 years.

ESPP

The stock-based compensation expense in connection with our ESPP for the three-month periods ended June 30, 2007 and 2006 was $0.4 million and $0.4 million, respectively, and for the six-month periods ended June 30, 2007 and 2006 was $0.8 million and $0.8 million, respectively.

3. Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), we computed basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that is subject to repurchase. We computed diluted net income (loss) per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma, Inc. (ESP Pharma) acquisition prior to their release from escrow in April 2007, the assumed exercise of stock options and restricted stock and the assumed issuance of stock under our ESPP using the treasury stock method, and the assumed conversion of convertible notes using the if-converted method. For the three and six months ended June 30, 2006, we incurred a net loss and, as such, we did not include the effect of the interest on the convertible notes and the outstanding common equivalent shares in the diluted net loss per share calculations, as their effect would have been anti-dilutive. For the six months ended June 30, 2007, we did not include the effect of the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes), including both the effect on interest expense and the inclusion of the underlying shares, as it would have been anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Numerator
Net income (loss) used to compute basic income (loss) per share	$15,926	$(7,359)	$5,320	$(33,589)
Add back interest expense for convertible notes, net of estimated tax	2,871	—	—	—

Net income (loss) used to compute diluted income (loss) per share	$18,797	$(7,359)	$5,320	$(33,589)

Denominator
Total weighted-average shares used to compute basic income (loss) per share	116,087	113,539	115,595	113,006
Effect of dilutive stock options	2,604	—	2,005	—
Assumed release of common stock in escrow	134	—	309	—
Restricted stock outstanding	54	—	39	.
ESPP withholdings	38	—	20	—
Assumed conversion of convertible notes	22,970	—	—	—

Shares used to compute diluted net income (loss) per share	141,887	113,539	117,968	113,006

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net income (loss) per share reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Stock options	4,195	13,371	7,088	13,660
Common stock in escrow	—	866	—	1,047
Restricted stock outstanding	—	111	—	107
ESPP withholdings	—	37	—	31
Convertible notes	—	22,970	22,970	22,970

Total	4,195	37,355	30,058	37,815

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the change in unrealized gains and losses on our holdings of available-for-sale securities. In the three and six months ended June 30, 2007, other comprehensive loss also included the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan due to our adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R)” (SFAS 158) during the fourth quarter of 2006. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$15,926	$(7,359)	$5,320	$(33,589)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	89	501	328	765
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	21	—	43	—

Total comprehensive income (loss)	$16,036	$(6,858)	$5,691	$(32,824)

5. Balance Sheet Information

Restricted Cash

As of June 30, 2007 and December 31, 2006, we had a total of $28.3 million and $18.3 million, respectively, of restricted cash. As of June 30, 2007 and December 31, 2006, $25.0 and $15.0 million, respectively, of the restricted cash supported letters of credit on which our landlord and construction contractor can draw if we do not fulfill our obligations with respect to the construction of our leasehold improvements to our Redwood City, California, facility. The remaining $3.3 million of long-term restricted cash supports letters of credit serving as a security deposit for obligations under our Redwood City leases.

Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$8,824	$9,689
Work-in-process	11,829	5,286
Finished goods	4,377	4,688

Total	$25,030	$19,663

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Product rights	$328,876	$(70,608)	$258,268	$328,876	$(53,865)	$275,011
Assembled workforce	1,410	(1,410)	—	1,410	(1,410)	—
Core technology	16,053	(6,174)	9,879	16,053	(5,351)	10,702

Net intangible assets	$346,339	$(78,192)	$268,147	$346,339	$(60,626)	$285,713

We recognized amortization expense for our intangible assets in cost of product sales and research and development expenses during the three and six months ended June 30, 2007 and 2006 as set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Cost of product sales	$8,371	$10,565	$16,743	$21,130
Research and development	411	487	823	974

Total amortization expense	$8,782	$11,052	$17,566	$22,104

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Consulting and services	$11,565	$12,105
Accrued clinical and pre-clinical trial costs	7,808	14,302
Accrued interest	4,453	4,453
Construction-in-process	6,778	3,294
Milestone payment related to purchase of Cardene product-related rights	3,500	3,500
Deferred tax liability	6,075	6,075
Other	11,097	8,271

Total	$51,276	$52,000

6. ESP Pharma Escrow Claims Settlement

In connection with our acquisition of ESP Pharma in March 2005, and pursuant to the terms of an Escrow Agreement, we deposited 2,523,588 shares of common stock, with a deemed value of $49.8 million, into a one-year escrow account, against which we could make claims for indemnification against certain former ESP Pharma stockholders. During the fourth quarter of 2005 and the first quarter of 2006, we delivered several indemnification claims totaling $18.5 million against this escrow. The former ESP Pharma stockholders disputed all of the claims we made, with the exception of one claim for approximately $19,000.

Prior to March 31, 2007, we released our claim to $1.9 million of the $18.5 million we originally claimed, and 841,544 shares of common stock remained in escrow at March 31, 2007. In July 2006, we filed a demand for arbitration with Judicial Arbitration and Mediation Services to resolve the disputed claims against the shares of common stock then in escrow. In April 2007, we settled our claims with the former ESP Pharma stockholders and, as a result, 486,808 of the shares of common stock in escrow were released to the former ESP Pharma stockholders and the remaining 354,736 shares were transferred to us. Accordingly, we increased goodwill and stockholders’ equity in the second quarter of 2007 by approximately $12.2 million, the fair value of the 486,808 shares of common stock released to the former ESP Pharma stockholders as of the release date.

7. Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $10.0 million.

The future impact of the unrecognized tax benefit of $10.0 million, if recognized, would be as follows: approximately $0.1 million would affect the effective tax rate; approximately $1.4 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and approximately $8.5 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the six months ended June 30, 2007. Accrued interest and penalties were approximately $0.6 million and $0.7 million as of December 31, 2006 and June 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Income tax expense during the three and six months ended June 30, 2007 was primarily related to federal alternative minimum tax, state franchise taxes and foreign taxes on income earned by our foreign operations. The income tax provision for the quarter was calculated based on the results of operations for the six months ended June 30, 2007, and does not reflect an annual effective rate. Since we cannot predict our future operating income, we are not using an annual effective tax rate to apply to the operating income for the quarter.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative therapies for severe or life-threatening illnesses. We currently market and sell acute-care products in the hospital setting in the United States and Canada. We also receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec, Inc. (Biogen Idec). Our research platform is focused on the discovery and development of antibodies for the treatment of cancer and autoimmune diseases.

We continue to evolve from a company dependent on licensing activities, development arrangements, humanization services and royalties as the primary sources of revenues to a commercial enterprise that ultimately derives the majority of its revenues from sales of proprietary products. The key elements of our strategy include leveraging our hospital-focused commercial organization and developing novel, proprietary products, utilizing in particular our antibody humanization expertise, while pursuing corporate development activities that may enable expansion or acceleration of our product portfolio prior to the launch of products from our current proprietary pipeline:

•

Focused commercial organization. Our hospital sales force specializes in the acute-care setting and currently markets our Cardene IV, Retavase and IV Busulfex products to nearly 1,800 hospitals in the United States. In the hospital setting, our sales force focuses its efforts in the cardiac, neurological and intensive care units as well as in emergency departments.

•

Development of proprietary drugs. Our aim is to develop antibody-based products through our own research and development efforts, as well as to selectively and opportunistically license proprietary therapeutic candidates from other companies. Our current stated aim is to submit to the U.S. Food and Drug Administration (FDA), on average, one investigational new drug application (IND) per calendar year, and augment this pipeline generation through additional in-licensing at various stages of development. Our internal research and development efforts are focused primarily on novel antibodies for the treatment of cancer and autoimmune diseases. Our goal is to market our hospital-focused products in North America. However, certain of our products in development address indications that require specific expertise or large development and marketing efforts, such as heart failure, multiple sclerosis (MS), respiratory diseases and some oncology indications, and our strategy for those products is to seek appropriate partners with global development, manufacturing and commercialization capabilities.

Research and Development Programs

We have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec. These potential products include both antibodies and small molecule therapeutics in oncology, autoimmune disease and cardiovascular indications. The table below lists various investigational compounds for which we are pursuing clinical development activities either on our own or in collaboration. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report.

Product Candidate	Indication/Description	Program Status	Collaborator
Nuvion® (visilizumab)	IV steroid-refractory ulcerative colitis	Phase 3 program ongoing	—

	Crohn’s disease	Phase 2 program being evaluated

Daclizumab	Asthma	Phase 2 program advancement pending partnership	—

	Multiple sclerosis	Phase 2 program ongoing in partnership	Biogen Idec

	Transplant maintenance	Phase 2 program advancement pending partnership	—

Cardene® (nicardipine hydrochloride)	Acute hypertension	Marketed; Pediatric exclusivity Phase 3 study in process of commencing	—

Ularitide	Acute decompensated heart failure	Phase 1 (US) program ongoing	—

		Phase 3 (EU) program pending partnership	—

Volociximab	Solid tumors	Phase 2 program ongoing in partnership	Biogen Idec

HuLuc63	Multiple myeloma	Phase 1 program ongoing	—

PDL192	Solid tumors	Pre-IND	—

Nuvion (visilizumab). Our Nuvion antibody is a humanized monoclonal antibody that binds to CD3, a protein found on the outer membrane of T cells. T cells are white blood cells that play a role in inflammatory and immune-mediated processes in the body. We hold all worldwide rights to the development, manufacturing and sales of the Nuvion antibody.

The Nuvion antibody is currently being tested in a registrational program in patients with intravenous steroid-refractory ulcerative colitis (IVSR-UC). Our Phase 2/3 pivotal trial of the Nuvion antibody in patients with IVSR-UC, a study we refer to as RESTORE 1, continues to enroll patients. In April 2007, an independent Data Monitoring Committee (DMC), reviewed data from the first 60 patients in the RESTORE 1 study and determined that the balance of safety versus potential benefit warranted continuing the program. We decided to move forward with a second pivotal Phase 3 study called RESTORE 2, which we initiated in the second quarter of 2007. The primary endpoint of both the RESTORE 1 and RESTORE 2 studies is patient response at day 45 using standard clinical assessments of disease severity, including visual improvement in the ulcerated mucosa as viewed by endoscopy. Each study is expected to enroll up to 150 patients. Additional supportive trials of Nuvion in this patient population are ongoing.

While our near-term focus continues to be in the area of severe ulcerative colitis, the Nuvion antibody has shown potential as a treatment for severe Crohn’s disease and may also be useful as a treatment for certain other autoimmune diseases.

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

A dose-ranging Phase 1 trial of ularitide in patients with acute decompensated heart failure in the U.S. is currently ongoing. In parallel, we are pursuing a partnership prior to advancing the European-focused Phase 3 trials of ularitide in this patient population.

Daclizumab. Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells. Daclizumab is the active component of the approved drug marketed worldwide by Roche as Zenapax, which is indicated for the prevention of acute organ transplant rejection following transplant surgery.

We and our partner, Biogen Idec, are currently testing daclizumab in a Phase 2 study in patients with multiple sclerosis. In March 2007, we and Biogen Idec announced that the ongoing CHOICE trial, a Phase 2, randomized, double-blind, placebo-controlled trial of daclizumab, met its primary endpoint in relapsing MS patients being treated with interferon beta. We now plan to initiate a Phase 2 monotherapy trial of daclizumab, and to advance the overall clinical development program in relapsing MS.

We are evaluating opportunities to establish collaborations for daclizumab for the treatment of asthma and transplant maintenance.

Volociximab (M200). Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

We and our partner, Biogen Idec, are currently investigating volociximab in various Phase 2, open-label clinical trials in patients with advanced solid tumors. We expect to broaden the scope of this program during 2007 to include both randomized and controlled clinical trials and open label Phase 1 studies in additional tumor types, including non-small cell lung cancer and ovarian cancer. Additional trials in renal cell carcinoma and pancreatic cancer may also be pursued pending results of the ongoing open-label studies. The design and size of these trials will vary by indication.

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

PDL192. PDL192 is a novel humanized monoclonal antibody in preclinical development. We intend to file an IND, upon successful completion of certain remaining preclinical studies, in late 2007 for solid tumor applications.

Cardene. We have initiated a lifecycle management program to extend exclusivity of Cardene. This includes conduct of a pediatric study to extend patent life under pediatric exclusivity and development of new formulations and presentations of the product.

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

The market for IV antihypertensives has experienced moderate growth in recent years and we expect this market to continue its growth rate into the foreseeable future. We have been able to increase the Cardene IV product’s market share and expect to continue to increase our market share as we invest in promotional programs; however, we expect the pace of that growth to continue to slow over time. We expect that growth in sales of our Cardene IV product will be the most significant contributor to our product sales in the next several years. Our patent protection in the United States on our Cardene IV product and on our Cardene SR product expires in November 2009 and March 2010, respectively. We are working on lifecycle management initiatives, including a study in pediatric patients beginning in 2007, to extend the life of our Cardene brand franchise in the United States.

•

Retavase. Our Retavase product is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of the efficiency of heart muscle contraction following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. The thrombolytics market in which the Retavase product competes has declined since we acquired the rights to the Retavase product in March 2005 due to physicians’ increased use of emergency surgical procedures to treat AMI and this market could decline further in the future. While we believe that opportunities may exist to expand our market share within the thrombolytics segment, the overall market dynamics for thrombolytics in the treatment of AMI will continue to have a significant impact on our total sales opportunity over the next several years. Our patent protection in the United States on our Retavase product expires in March 2014.

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

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin ®

Herceptin®

Xolair®

Raptiva®

Lucentis®

MedImmune, Inc. (MedImmune)	Synagis®

Wyeth	Mylotarg®

Elan Corporation, Plc (Elan)	Tysabri®

Roche	Zenapax® (1)

(1)	Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

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

Summary of Second Quarter of 2007

In the second quarter of 2007, we recognized total revenues of $138.0 million, a 32% increase from $104.3 million in the comparable period in 2006. Our revenue growth was driven by increases in royalties, primarily due to higher royalties related to our license agreements with Genentech, and sales of our Cardene product. Of the revenues we generated in the second quarter of 2007, 58% were from royalties, 35% were from product sales and 7% were from licensing, collaboration and other revenues compared to 52%, 37%, and 11%, respectively, in the comparable period in 2006. The increase in our royalty revenues during the second quarter of 2007 was the key factor in our generating net income during the three and six months ended June 30, 2007 of $15.9 million and $5.3 million, respectively, compared to net losses of $7.4 million and $33.6 million for the comparable periods in 2006, respectively.

Our total costs and expenses in the second quarter of 2007 were $123.1 million, an increase of $10.6 million from the comparable quarter in 2006.

In the first six months of 2007, net cash provided by operating activities was $45.6 million, an increase from $43.1 million in the comparable period in 2006. At June 30, 2007, we had cash, cash equivalents, restricted cash, and marketable securities of $436.3 million, compared to $426.3 million at December 31, 2006. As of June 30, 2007, we had $536.8 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are redeemable, at our option, in each of 2008 and 2010 and due in 2023 and 2012, respectively.

We expect that in the foreseeable future, our revenue growth will be generated primarily by royalty payments and product sales, principally Cardene IV. We expect our total costs and expenses to continue to grow as we continue to invest, identify, develop and manufacture our potential products, to invest in research, to expand our development, marketing and manufacturing capabilities and to sell our products. Our expectations regarding the growth of licensing and collaboration revenues as well as our research and development expenses could be impacted significantly depending on the timing and structure of any collaboration or partnering transaction we may enter into in the future.

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

Sales Allowances and Rebate Accruals

We record reductions to product sales for estimated returns of products sold by us and for chargebacks, wholesaler rebates, government rebate programs, such as Medicaid reimbursements, and for customer incentives, such as cash discounts for prompt payment. As of June 30, 2007, our total sales allowances and rebate accruals totaled approximately $16.2 million on our Condensed Consolidated Balance Sheet. We classify all of our sales reserves and rebate accruals as offsets to accounts receivable, with the exception of government rebates, which we classify as other accrued liabilities on our balance sheets.

Categories and descriptions of product sales allowances types are as follows:

•

Product sales returns reserves relate to products returned to us under our Product Return Policy, which allows for the return of expired product within a certain period prior and subsequent to the expiration date.

•	We provide chargeback credits to wholesalers in accordance with our contractual commitments to provide products to hospitals, pharmacies and group purchasing organizations at specified discounts.

•

We provide rebates to our wholesalers in consideration of contractually defined inventory management programs, which were put in place to align wholesaler purchases with underlying consumer demand for our products.

•	Government rebates are contractual price adjustments, such as Medicaid-related adjustments, payable to certain parties that do not purchase our products directly from us.

•	We provide prompt pay discounts to wholesalers for remitting payment on their purchases within established time periods.

Our reserves for wholesaler rebates and prompt pay discounts require little judgment, since these amounts are based on contractual rates applied to known populations of our product sales. Reserves related to government rebate programs are not material to our operating results since the majority of our products are used in the acute-care hospital setting, where Medicaid and other government programs’ coverage is limited. The total amount of such reserves for wholesaler rebates, prompt pay discounts and government rebate programs was $2.3 million as of June 30, 2007, $2.0 million of which was classified as an offset to accounts receivable and $0.3 million of which was classified as other accrued liabilities on our Condensed Consolidated Balance Sheet. While we have historically revised our estimates for wholesaler rebates, prompt pay discounts and government rebate programs, to date such changes in estimate have not been material to our operations as the accuracy of such reserves has generally been within 0.1% of our quarterly reported net sales.

Estimates related to our product sales returns reserve for products sold by us and estimates related to our chargebacks allowance require more judgment, and changes in these estimates could be material to our operating results. As of June 30, 2007, our reserve for product sales returns for products sold by us was $12.0 million, which was classified as a reduction to accounts receivable on our Condensed Consolidated Balance Sheet. Since we receive returns both for products that we sold, as well as for products sold by companies from whom we acquired the rights to our commercial products, we differentiate our returns reserve based on whether or not we sold the product. We recognize adjustments related to the return of products not sold by us as operating expenses in “other acquisition-related charges,” rather than as a reduction to product sales, as such charges relate to a liability assumed in an acquisition and not to our earnings process. We recognize charges related to our estimates for the return of products sold by us as an offset to product sales, which amounts are estimated in the period during which the products are sold. Estimates for product returns are based on an ongoing analysis of our products’ historical return patterns, monitoring the feedback that we receive from our sales force regarding consumer use and satisfaction, and reviewing wholesaler sell-through and wholesaler ending inventory data provided to us.

We have channel services agreements with our primary wholesalers. These agreements provide monetary incentives in the form of credit for wholesalers to maintain consistent inventory levels. It is our intent to maintain approximately four to five weeks of supply in the wholesaler channel. Based on information that we received from our wholesalers, as of December 31, 2006 and June 30, 2007, inventory in the channel represented approximately four weeks of our product sales, which we believe is consistent with underlying consumer demand.

On a quarterly basis, we review our historical rates of product returns and compare the historical rates of return applied to the pool of potential product returns to our product sales returns reserves. Our returns policy allows for returns of expired product within a certain period prior and subsequent to the expiration date.

We continually enhance our returns estimation process in an effort to improve our estimates, and we adjust our estimates if and when trends or significant events indicate that a change in estimate is appropriate. For example, during the second quarter of 2006, based on product returns experienced in that quarter, additional visibility into channel inventory levels and activity and enhancements made to our existing estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05. In addition, during the first quarter of 2007, based on recent historical return patterns, we changed our estimates with respect to future product returns of two of our currently marketed products. For one product, we slightly increased the rate at which we were reserving for estimated product returns and, for the other, we slightly decreased the accrual rate. As of March 31, 2007, the returns reserves for one of these products was at the lower end of our estimated range for expected future returns and the returns reserve for the other product was at the higher end of our estimated range. While we believed that the returns reserves for each of these products at the end of the first quarter of 2007 were within reasonable ranges based on our expectations for future product returns, during the second quarter of 2007 we experienced actual returns that differed from these estimates for each of these products. Accordingly, based on our analysis of returns data, we recognized changes in estimates for each of these products during the second quarter of 2007; for our Retavase product, the change in estimate resulted in a decrease in net product sales of $5.6 million, and for our Cardene IV product, the change in estimate resulted in an increase to net product sales of $3.0 million.

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of June 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change. For example, in addition to the changes in estimates that we recognized during the second quarter of 2007 described above, we also recognized a change in estimate across our product portfolio in the second quarter of 2006, which decreased net product sales by $5.6 million.

The table below summarizes our product sales returns reserves:

	Six Months Ended June 30,
(in thousands)	2007	2006
Products Sold by PDL:
Beginning balances at December 31, 2006 and 2005	$8,113	$467
Provisions to reserve for sales made in current period	4,760	3,323
Adjustments to reserve for sales made in prior periods	2,644	5,616
Actual product returns during current period and other adjustments	(3,525)	(2,788)

Ending returns reserve balances at June 30, 2007 and 2006	$11,992	$6,618

Products Sold Prior to Acquisition by PDL:
Beginning balances at December 31, 2006 and 2005	$177	$7,427
Adjustment to other acquisition-related charges	888	3,017
Actual product returns during current period	(1,065)	(9,603)

Ending returns reserve balances at June 30, 2007 and 2006	$—	$841

Total Product Returns Reserve at June 30, 2007 and 2006	$11,992	$7,459

As of June 30, 2007, our chargeback reserve was $1.9 million, which was classified as a reduction to accounts receivable on our Condensed Consolidated Balance Sheet. Estimates for chargebacks are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. We make judgments as to the exposure for future chargebacks at the end of each reporting period based on channel inventory information that we receive from our wholesalers and the estimated amount of claims that are in-process, which is based on historical trends of claims’ submissions. Although we experience differences in actual chargeback claims when compared to our estimates, our accrued balances are generally within 1% of our product sales for a quarterly reporting period. See the table below for a summary of our chargeback reserve:

	Six Months Ended June 30,
(in thousands)	2007	2006
Beginning balances at December 31, 2006 and 2005	$2,687	$2,846
Provisions to reserve in current period	10,118	10,513
Actual chargebacks and adjustments during current period	(10,938)	(10,023)

Ending chargeback reserve balances at June 30, 2007 and 2006	$1,867	$3,336

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

If our CROs were to either under or over report the costs that they have incurred or if there is a change in the estimated per patient costs, it could have an impact on our clinical trial expenses during the period in which they report a change in estimated costs to us. Adjustments to our clinical trial accruals primarily relate to indirect costs, for which we place significant reliance on our CROs for accurate information at the end of each reporting period. Based upon the magnitude of our historical adjustments, we believe that it is reasonably possible that a change in estimate related to our clinical accruals could be approximately 1% of our annual research and development expenses.

Employee Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line and to inventory are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category and capitalize in inventory in future periods may differ significantly from what we have recorded in the current period. For example, during the second quarter of 2007, our estimated average forfeiture rate increased by approximately three percentage points, which reduced our stock-based compensation expense by $0.8 million for the three and six months ended June 30, 2007.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Product sales, net	$48,962	$39,039	25%	$98,089	$76,586	28%
Royalties	79,842	54,021	48%	128,437	97,991	31%
License, collaboration and other	9,215	11,264	(18)%	19,476	20,959	(7)%

Total revenues	$138,019	$104,324	32%	$246,002	$195,536	26%

Our total revenues increased by $33.7 million, or 32%, and $50.5 million, or 26%, in the three and six months ended June 30, 2007, respectively, from the comparable periods in 2006 for reasons discussed below.

Product sales, net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Cardene	$40,517	$24,392	66%	$75,067	$49,153	53%
Retavase	864	8,094	(89)%	7,728	14,599	(47)%
IV Busulfex	7,581	6,553	16%	15,294	11,717	31%

Total marketed products	48,962	39,039	25%	98,089	75,469	30%
Off-patent branded products	—	—		—	1,117	(100)%

Total revenue from product sales, net	$48,962	$39,039	25%	$98,089	$76,586	28%

For the three and six months ended June 30, 2007, total net product sales increased $9.9 million, or 25%, and $21.5 million, or 28%, respectively, from the comparable periods in 2006. The increase in both periods was primarily due to increases in the sales volume of our Cardene IV product and, to a lesser extent, higher average per unit sales prices in the three and six months ended June 30, 2007 compared to the same period in 2006. We increased the sales prices of our Cardene IV and IV Busulfex products effective January 2007. These increases were partially offset by a net change in estimate for product sales returns during the second quarter of 2007.

Our process of estimating product sales returns is described above in the Critical Accounting Policies and Estimates section under the heading Sales Allowances and Rebate Accruals. We estimate product sales returns based on recent returns experience, among other factors, and we revise our estimates to better reflect the projected future level of returns. During the second quarter of 2007, we recognized changes in estimates for our product sales returns for two of our products due to a significant increase for one product and significant decrease for the other product in recent historical return trends. The effect of these changes in estimates during the second quarter of 2007 was to increase our allowance, with a corresponding reduction in net product sales by $2.6 million, which decreased net income per basic and diluted share by $0.02 during the three and six month periods ended June 30, 2007. In addition, during the second quarter of 2006, we changed our estimates for product sales returns to better reflect the projected future level of returns at that time. The effect of that change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05 for the three and six months ended June 30, 2006. The net impact of these changes in estimates during 2006 and 2007 represents $3.0 million of the increase in net product sales between the 2007 and 2006 periods.

We expect sales of our currently marketed products as a group, driven primarily by our Cardene IV product, generally will continue to increase.

Cardene

Net product sales of our Cardene products increased by $16.1 million and $25.9 million, or 66% and 53%, in the three and six months ended June 30, 2007, respectively, from the comparable periods in 2006. These increases were primarily due to our successful promotional strategies to increase our market share, which resulted in higher unit sales volumes, and the result of changes we made to our product sales returns allowances discussed above. Of the increase in net sales of our Cardene products, $5.9 million resulted from the changes we made to our estimates for product sales return allowances during the second quarters of 2006 and 2007, which increased net product sales in the second quarter of 2007 by $3.0 million and decreased net product sales by $2.9 million in the second quarter of 2006. To a lesser extent, the increase in Cardene IV product sales during the 2007 periods related to higher average prices due to a price increase initiated in January 2007. We expect our Cardene net product sales will continue to increase in the foreseeable future due to expected at growth in sales volumes of our Cardene IV product, however, we expect the pace of growth to continue to slow over time.

Retavase

Net product sales of our Retavase product decreased by $7.2 million and $6.9 million, or 89% and 47%, in the three and six months ended June 30, 2007, respectively, from the comparable periods in 2006. The decreases were primarily due to changes we made in our estimates for product sales return allowances during the second quarters of 2006 and 2007, as discussed above, and declines in unit sales volumes. The changes in estimates contributed to $3.7 million of the decrease in net product sales from the 2006 to the 2007 periods and resulted in a decrease to our Retavase net product sales of approximately $5.6 million during the three and six months ended June 30, 2007. We continue to see a decline of the thrombolytics market in which Retavase competes because of physicians’ increased use of emergency surgical procedures to treat AMI.

IV Busulfex

Net product sales of our IV Busulfex product increased by $1.0 million, or 16%, in the three months ended June 30, 2007 compared to the second quarter of 2006. Although we recognized a higher level of net product sales during the second quarter of 2007, this was principally due to the impact of the change in estimate that we recognized in the second quarter of 2006, which decreased revenues by approximately $0.8 million in that quarter.

Net product sales of IV Busulfex increased by $3.6 million, or 31%, in the six months ended June 30, 2007 from the comparable period in 2006. This increase was due to an increase in unit sales volume and the effect of the change in estimate that we recognized in the second quarter of 2006 as noted above. To a lesser extent, the increase in IV Busulfex product sales related to a price increase for IV Busulfex that was effective January 2007. We expect IV Busulfex product sales to continue to increase primarily due to anticipated international sales growth.

Royalties

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenues):

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2007	2006	2007	2006
Genentech	Avastin	27%	29%	24%	26%
	Herceptin	35%	36%	37%	35%
MedImmune	Synagis	21%	27%	24%	29%

Royalty revenues increased by $25.8 million and $30.4 million, or 48% and 31%, in the three and six months ended June 30, 2007, respectively, from the comparable periods in 2006. These increases were primarily due to higher reported product sales of Herceptin, Avastin and Lucentis, which are marketed by Genentech.

Under most of the agreements for the license of rights under our Queen patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s aggregate U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

We expect that in the third and fourth quarters of 2007, our royalty revenues will decrease from the amount recognized in the second quarter of 2007 primarily due to the tiered royalty structure under our agreement with Genentech, as discussed above, and the seasonality of sales of the Synagis antibody, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters. However, year over year, we expect to continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues.

License, Collaboration and Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
License and milestone from collaborations	$3,981	$2,176	83%	$9,848	$4,247	132%
R&D services from collaborations	3,309	7,713	(57)%	7,302	14,586	(50)%
License and other	1,925	1,375	40%	2,326	2,126	9%

Total revenue from license, collaboration and other	$9,215	$11,264	(18)%	$19,476	$20,959	(7)%

License, collaboration and other revenues recognized during the three and six months ended June 30, 2007 and 2006 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues decreased 18% and 7% in the three and six months ended June 30, 2007, respectively, from the comparable periods in 2006 primarily due to lower reimbursement for R&D services, primarily as a result of lower R&D expenses incurred under our collaboration agreement with Biogen Idec, and the terminations of our collaboration agreements with Roche, which were effective in August 2006 and April 2007. Such decreases in revenues were partially offset by the accelerated recognition of deferred revenue during the first four months of 2007, resulting from the termination of our agreement with Roche, effective April 2007, to co-develop daclizumab for transplant indications. We expect to recognize less license, collaboration and other revenues in the second half of 2007 as compared to the six months ended June 30, 2007 because, as a result of the termination of our collaboration agreement with Roche, we accelerated the recognition of deferred revenue with respect to this termination in the first half of 2007 and we will not receive any reimbursement of R&D services from Roche in the second half of 2007.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues likely would increase.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Cost of product sales	$18,549	$21,482	(14)%	$43,547	$44,441	(2)%
Research and development	67,086	59,947	12%	122,713	118,532	4%
Selling and marketing	18,995	15,180	25%	40,343	32,980	22%
General and administrative	18,240	12,821	42%	34,831	30,366	15%
Other acquisition-related charges	202	2,177	(91)%	1,638	3,295	(50)%
Asset impairment charges	—	900	(100)%	—	900	(100)%

Total costs and expenses	$123,072	$112,507	9%	$243,072	$230,514	5%

Cost of Product Sales

Cost of product sales (COS) relates to our marketed products and consists primarily of cost of goods sold, royalty expenses and amortization of product rights on the products acquired from ESP Pharma, on the product rights to Retavase, which we acquired from Centocor and re-launched in April 2005, and, beginning September 2006, on the rights to Cardene that we acquired from Roche. The following table summarizes COS by component, as a percentage of products sales, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	9%	14%	11%	13%
Royalty expense	12%	14%	16%	17%
Amortization of product rights	17%	27%	17%	28%

Total cost of product sales	38%	55%	44%	58%

For the three and six months ended June 30, 2007, COS decreased $2.9 million, or 14%, and $0.9 million, or 2%, respectively, from the comparable periods in 2006 despite net product sales increases of 25% and 28% for the same respective periods. The decreases reflect lower cost of goods, royalty expenses, and amortization of product rights as a percentage of net product sales, particularly for the three months ended June 30, 2007 compared to 2006.

Cost of goods sold as a percentage of net product sales was lower in the three and six months ended June 30, 2007 compared to 2006 primarily because of Retavase product-related manufacturing and inventory costs incurred in 2006. During the first six months of 2006, our contract manufacturer for our Retavase product experienced excess costs related to manufacturing difficulties as a result of higher than expected batch failure rates. In connection with our efforts to resolve these difficulties and improve the manufacturing process, during the second quarter of 2006, we and the contract manufacturer agreed to temporarily cease Retavase product manufacturing and run three batches under change order to extensively sample and analyze the process prior to making potential improvements. We also agreed to reimburse the contract manufacturer for certain costs incurred by them and to discuss a settlement of additional costs incurred by them and additional costs that they were likely to incur in connection with the halt in manufacturing and related activities. In connection with this agreement, we recognized $2.5 million in cost of goods sold in the second quarter of 2006 to reflect our actual and accrued payments to this contract manufacturer.

In addition, during our 2006 year-end close process, we were notified of a Retavase product lot stability testing failure. Accordingly, during the fourth quarter of 2006, we recognized a $3.0 million charge in cost of goods sold related to this lot, which had a high probability of failing quality testing. However, due to the results of testing data that we received in mid-March 2007, we found that this lot was qualified for sale, and we began selling product from this lot in April 2007. During the second quarter of 2007, we recognized net product sales of $0.9 million from this lot, which has minimal related expenses in cost of product sales during the second quarter of 2007 due to our write-off of the inventory in 2006.

Royalty expenses as a percentage of product sales were lower in the three and six months ended June 30, 2007 than the comparable periods in 2006 due primarily to the increase in Cardene IV net product sales, on which we pay a declining tiered royalty rate as our product sales reach certain predetermined levels during each fiscal year, as discussed below.

Amortization of product rights for the three and six months ended June 30, 2007 was lower than in the same periods in 2006 as a result of the $72.1 million impairment charge we recognized related to our Retavase product intangible asset during the fourth quarter of 2006, which reduced amortization charges that otherwise would have been recognized in 2007 and future periods. Amortization as a percentage of product sales also decreased because the lower amortization charges were allocated over the increased product sales noted above.

For each of our three marketed products, we are obligated to make royalty payments, generally based on a percentage of net product sales. In the case of our Cardene IV product, the percentage of net product sales that we are obligated to pay within any calendar year declines as sales increase. As a result, we generally expect our royalty expense as a percentage of product sales to decrease quarter-over-quarter in each calendar year, and then increase again at the beginning of the subsequent calendar year. Excluding the impact of these royalty payments, we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues. For our Retavase product, we expect our future cost of goods sold as a percentage of product sales to increase, beginning in 2009, in connection with increased manufacturing costs under an amended supply agreement with our contract manufacturer for our Retavase product.

Research and Development

Our research and development activities include research, process development, pre-clinical development, manufacturing, and clinical development, which generally includes regulatory, safety, medical writing, biometry, U.S. and European clinical operations, compliance, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to clinical research organizations and clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs.

Research and development expenses in the second quarter of 2007 increased by $7.1 million, or 12%, compared to the corresponding quarter of 2006, primarily due to increases in clinical development expenses for our major research and development projects of $2.5 million, which includes a $1.8 million adjustment for a prior period error relating to the completeness of clinical trial accruals. See Part I, Item 4, “Controls and Procedures”. Research and development expenses also increased during the second quarter due to $1.6 million of charges relating to certain lease exit costs, higher personnel-related costs of $1.5 million and higher outside services and consulting costs of $1.2 million.

For the six months ended June 30, 2007, research and development expenses increased $4.2 million, or 4%, compared to the corresponding period of 2006, primarily due to increases in personnel-related costs of $2.2 million, outside services costs of $1.6 million, $1.6 million of charges relating to certain lease exit costs and higher facilities expenses of $1.0 million. These increases were partially offset by decreases in clinical development expenses of $2.5 million during the period, which decrease more than offset the $1.8 million adjustment for a prior period error.

We expect our research and development expenses to continue to increase as we advance our product candidates into later stages of development and add new product candidates, and such expenses may change unexpectedly due to changes in trial design, cancellation of projects, or initiation or in-licensing of new programs. Although we expect our research and development expenses to continue to increase, we expect that our research and development expenses as a percentage of total revenues will trend modestly downward into the foreseeable future.

The table below summarizes the research and developments costs, including research, process development, pre-clinical development, manufacturing and clinical development, for those programs or products that comprised more than 5% of total research and development expenses for either period presented. The stage of development for each of our products in clinical development is also indicated.

Program/Product	Description/Indication	Phase of Development	Collaborator	Estimated Completion of Phase	Research and Development Expenses for the Six Months Ended June 30,
					2007	2006
					(in thousands)
Nuvion (visilizumab)					$27,872	$20,549
	IV steroid-refractory ulcerative colitis	Phase 3	—	Not yet disclosed
	Crohn’s disease	Phase 2	—	Not yet disclosed
Daclizumab					13,478	29,775
	Multiple sclerosis	Phase 2	Biogen Idec	Not yet disclosed
PDL192	Solid tumors	Pre-IND	—	2007	17,051	1,066
Volociximab	Solid tumors	Phase 2	Biogen Idec	Not yet disclosed	8,943	10,624
HuLuc63	Multiple myeloma	Phase 1	—	Not yet disclosed	8,153	9,902
Ularitide (1)					7,756	10,088
	Acute decompensated heart failure	Phase 1 (US)	—	Not yet disclosed
		Phase 2 (EU)	—	Completed
Cardene (nicardipine hydrochloride) (2)	Acute hypertension	Marketed; Pediatric exclusivity Phase 3 in process of commencing	—	Not yet disclosed	8,006	1,650
Other Program-Related Costs (3)	Multiple programs and products	—	—	—	2,185	5,418
Non-Program-Related Costs(4)	—	—	—	—	29,269	29,460

Total Research and Development Expenses					$122,713	$118,532

(1)

We acquired worldwide development and commercialization rights to this product pursuant to our acquisition of ESP Pharma in the first quarter of 2005. We had been planning to initiate a two-study, 3,300-patient Phase 3 trial in Europe; however, we had decided to delay the start of these trials pending a partnership for the ularitide program to contribute to the successful development of ularitide. This delay did not affect our planning and initiation of a Phase 1 trial in the United States, which commenced in the first half of 2007.

(2)

We have initiated a lifecycle management program, within our development groups, for our marketed drug Cardene. Within the scope of this plan are efforts on new formulations and presentation of the product, as well as clinical trial work in pediatric populations.

(3)

Other Program-Related Costs consist of the aggregate research and development costs for those distinct programs or products that do not individually constitute more than 5% of the total research and development expenses for the periods presented.

(4)

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

Selling and Marketing Expenses

Selling and marketing expenses generally consist of costs of personnel, consulting and other expenses related to our selling and marketing functions, which are principally in support of our marketed products, and overhead costs and stock-based compensation expenses accounted for under SFAS 123(R) as a component of personnel-related costs.

Selling and marketing expenses for the three months ended June 30, 2007 increased 25% to $19.0 million from $15.2 million during the comparable period in 2006. This increase was primarily due to increases in personnel-related expenses of $1.6 million, primarily due to increased headcount and also due to higher salaries and commissions, marketing-related consulting expenses of $1.4 million primarily due to research and speaker programs, and facilities costs of $0.6 million.

For the six months ended June 30, 2007, selling and marketing expenses increased 22% to $40.3 million from $33.0 million during the comparable period in 2006. This increase was primarily due to increases in personnel-related expenses of $3.3 million, marketing-related consulting costs of $2.5 million, facility-related expenses of $0.6 million and information technology-related costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative functions, clinical affairs, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs.

General and administrative expenses for the three months ended June 30, 2007 increased 42% to $18.2 million from $12.8 million during the comparable period in 2006. This increase was primarily due to increases in consulting and legal costs of $2.6 million principally in support of our efforts to improve our portfolio management and allocation process and to enforce our intellectual property rights, personnel-related expenses of $1.7 million and costs related to idle manufacturing capacity at our Brooklyn Park manufacturing facility of approximately $1.0 million. Our Brooklyn Park facility, which was placed into service in July 2006, is qualified to manufacture clinical development products. Currently, this facility has capacity greater than our current manufacturing demands and, therefore, we had idle manufacturing capacity during the second quarter of 2007, the costs of which we recorded as general and administrative expenses.

For the six months ended June 30, 2007, general and administrative expenses increased 15% to $34.8 million from $30.4 million during the comparable period in 2006. This increase was primarily due to increases in consulting and legal costs of $2.9 million and costs related to idle manufacturing capacity at our Brooklyn Park manufacturing facility of approximately $2.6 million. These increases were partially offset by decreases in information technology costs of $1.4 million.

Other Acquisition-related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and sales returns of our Retavase product from sales made prior to our acquisition of the rights to the Retavase product in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to the Retavase product, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method. We recognized a total of $0.2 million in other acquisition related charges in the second quarter of 2007 compared to $2.2 million in the corresponding quarter of 2006. For the six-month periods ended June 30, 2007 and 2006, we recognized $1.6 million and $3.3 million, respectively. Charges were lower in 2007 due to fewer product returns related to sales made prior to our acquisitions of ESP Pharma and the rights to the Retavase product.

Asset Impairment Charge

The asset impairment charge recorded in the second quarter of 2006 related to the write-off the carrying amount of licensed research technology. We acquired this research technology from a third party in the third quarter of 2004. In June 2006, we concluded that the carrying amount of the licensed research technology was impaired because we abandoned the related technology associated with our research projects. Accordingly, we recorded an impairment charge of $0.9 million during the three months ended June 30, 2006.

Interest and Other Income, Net and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Interest and other income, net	$4,931	$4,064	21%	$9,963	$7,394	35%
Interest expense	(3,427)	(3,122)	10%	(6,984)	(5,772)	21%

Total interest and other income, net and interest expense	$1,504	$942	60%	$2,979	$1,622	84%

Interest income for the three and six months ended June 30, 2007 increased from the comparable periods in 2006 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates and higher invested balances.

Interest expense for the three and six months ended June 30, 2007 primarily represents interest payable on our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes). Interest expense increased during the 2007 periods due to a lower amount of interest capitalized as part of our construction projects in 2007 when compared to 2006.

Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $10.0 million.

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

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the quarter ended June 30, 2007. Accrued interest and penalties were approximately $0.6 million and $0.7 million as of December 31, 2006 and June 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized benefits in the next twelve months that would result in a material change to our financial position.

Income tax expense during the six months ended June 30, 2007 was primarily related to federal alternative minimum tax, state franchise taxes and foreign taxes on income earned by our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license, collaboration and other revenues under agreements with third parties, interest income on invested capital and, beginning in March 2005, product sales. At June 30, 2007, we had cash, cash equivalents, marketable securities and restricted cash and investments in the aggregate of $436.3 million, compared to $426.3 million at December 31, 2006.

Net cash provided by operating activities for the six months ended June 30, 2007 was approximately $45.9 million, compared to net cash provided by operating activities of $43.1 million in the corresponding period in 2006. The $45.9 million net cash provided by operating activities in the first six months of 2007 was primarily attributable to our product sales and royalty revenues, which were offset partially by the increase in spending related to higher personnel costs to support our advancing clinical programs and sales and marketing activities.

Net cash used in investing activities was $36.7 million for the six months ended June 30, 2007, compared to $40.9 million in the comparable period in 2006. The $36.7 million net cash used for investing activities in the first six months of 2007 was primarily attributable to $53.7 million in capital expenditures, which were primarily related to leasehold improvements for our new corporate headquarters in Redwood City, California, partially offset by $27.1 million in net purchases and maturities of available-for-sale marketable securities. We expect that our cash flows from investing activities in the second half of 2007 will be positively affected by the planned sale of real property we own in Fremont, California, on which two of our current headquarters’ buildings are located. We expect that we would receive approximately $20 million from the sale of this property, prior to repaying approximately $7 million in debt and related costs associated with this property. We also expect that our capital expenditures related to leasehold improvements for our new corporate headquarters will continue at the rate experienced in the first half of this year, but will then decline significantly after the end of 2007.

Net cash provided by financing activities for the six months ended June 30, 2007 was $17.2 million, compared to $20.2 million in the comparable period in 2006. The $17.2 million net cash provided by financing activities in the first six months of 2007 was primarily due to proceeds of $18.7 million from the issuance of our common stock in connection with option exercises.

We estimate that our existing capital resources will be sufficient to fund our operations through 2007 and the foreseeable future. Our future capital requirements will depend on numerous factors, including, among others, continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis, Tysabri and Xolair; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we devote to constructing and qualifying our Redwood City, California facility; significant resources we will need to expend to update or modify our manufacturing facilities as new products are introduced or manufacturing processes are revised; significant resources we will need to expend in the long term to refurbish or replace our manufacturing facilities due to obsolescence; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to us of existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of June 30, 2007 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$6,029	$7,220	$6,889	$65,007	$85,145
Long-term liabilities (1)	8,041	12,952	9,932	45,519	76,444
Convertible notes	11,875	23,750	513,435	—	549,060
Construction contracts and equipment	36,793	—	—	—	36,793
Contract manufacturing (2)	45,257	13,644	—	—	58,901

Total contractual obligations	$107,995	$57,566	$530,256	$110,526	$806,343

(1)	Includes lease payments related to our Lab Building in Redwood City, California, mortgage payments for the buildings we own in Fremont, California, post-retirement benefit obligations and the milestone payments related to our purchase from Roche of product-related rights to Cardene.
(2)	Includes a $15 million milestone payment payable to Centocor related to a technology transfer milestone under our agreement to purchase rights to Retavase in March 2005. We expect that Centocor will achieve such milestone during the first half of 2008 and, at that time, such amount would become due and payable.

In addition to the amounts disclosed in the table above, we have committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of June 30, 2007. We estimate that such milestones that could be due and payable over the next year approximate $2 million and milestones that could be due and payable over the next three years approximate $4 million.

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

In general, our expenses have exceeded our revenues. As of June 30, 2007, we had an accumulated deficit of $565.0 million. We expect our expenses to continue on average to increase primarily because of the extensive resource commitments required to achieve regulatory approval of potential products and commercial success for our products, including additional products that we may develop or acquire. For example, over the next several years, we will expend substantial amounts as we continue to invest in life-cycle management initiatives for our existing products, develop and manufacture potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, we may not sustain positive cash flow from operations as we have projected and our expenses may continue to exceed our revenues.

Our operating expenses may also increase because:

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

In the absence of substantial revenues from additional product sales, licensing and other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights or other sources of revenues, we will continue to incur operating losses and may require additional capital to fully execute our business strategy. The likelihood of reaching and time required to reach sustained profitability are highly uncertain.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to continue to market and sell our products;

•	the response of wholesalers to announced or anticipated price changes for our products;

•	changes in the purchase practices of our wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the occurrence of key events under collaborative arrangements, including milestones, development decisions or program or collaboration terminations;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for taxes;

•	the effect of new accounting pronouncements or interpretations of existing guidance; and

•

the timing of milestone payments, licensing and signing fees and completion of manufacturing, development or other services we must pay or that we may receive under licensing, collaboration and royalty arrangements.

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

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing and the unpredictable nature of clinical trial and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses and which we record during the quarter in which such expenses are reported to us or to our partners and agreed to by us or our partners. Moreover, the underlying terms of in-licensing and royalty arrangements, especially those with tiered payment structures, will impact the timing of costs and expenses recognized during any particular quarter. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

We face significant competition.

We face significant competition from entities with substantially greater resources than we do, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. These entities have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers and technologies that may compete with our antibody technology platform. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our products may also face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products.

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

Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our current and development products.

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

We may not be able to obtain or maintain our desired price for our products. Our products may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to maintain prices sufficient to realize an appropriate return on our investment in product development. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our products. These factors will also affect the products that are marketed by our collaborative partners and licensees. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Our Cardene product sales represent a significant portion of our total revenues and growth in Cardene product sales has been one of the primary drivers of our recent growth.

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it in March 2005. For example, our Cardene product sales, net, accounted for approximately 22% of total revenues in 2005, 26% of total revenues in 2006 and 31% of total revenues for the six months ended June 30, 2007. However, our Cardene IV product faces competition from branded and generic intravenous anti-hypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the growth rates we have experienced since March 2005 even as we continue to commit extensive sales and marketing resources to our Cardene IV product. Some of our competitors have substantially greater resources than we do, more experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and superior personnel resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Our patent protection in the United States on our Cardene IV product expires in November 2009. Although we are working on Cardene lifecycle management initiatives, including a study in pediatric patients we expect will begin in 2007, we may not succeed in these efforts and we may not be able to continue to sustain or grow our Cardene-related revenues even if we are successful in our lifecycle initiatives. If we do not succeed in these lifecycle management initiatives, we expect that revenue from our Cardene IV product would materially decline after November 2009 when our patent protection expires.

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

In addition, if approved for marketing by the FDA, The Medicines Company’s clevidipine product, an intravenous, calcium channel antagonist, would compete with our Cardene IV product. Based on public filings, we believe The Medicines Company filed a new drug application with the FDA for clevidipine on or before July 2, 2007.

The performance of our Retavase product has not met our expectations since we acquired rights to the product in March 2005 and our results of operations will continue to suffer if we do not increase sales of our Retavase product.

We expect our Retavase product to continue to account for a significant portion of our total revenues and product sales, net. However, our Retavase product is sold into a thrombolytic market that has declined since we acquired rights to the Retavase product in March 2005 due to the more widespread use of stents and gpIIb/IIIa inhibitor products. Moreover, our Retavase product competes for use in the management of acute myocardial infarction with the TNKase™ and Activase® products from Genentech, a biotechnology company with significantly more resources and sales and marketing capabilities than we possess. Although we continue to invest sales and marketing resources to promote our Retavase product, we may not increase our market share and, even if we are able to increase our market share, the thrombolytic market may continue to decline regardless of our efforts.

We sell to a limited number of wholesalers whose buying and return patterns could cause our product revenues to fluctuate from quarter to quarter.

We sell our products primarily to a limited number of pharmaceutical wholesalers in the United States. During the quarter ended June 30, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 90% of our gross product sales and 84% of our accounts receivable at June 30, 2007 were from product sales to these wholesalers. Our reliance on a small number of wholesalers could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers.

Since our acquisition in March 2005 of rights to our Cardene IV, Retavase and IV Busulfex products and certain off-patent products, which we have since divested, and through 2006 we received a significant number of returns of these products that were sold prior to our acquisition of these rights. The level of these returns exceeded our expectations at the time we acquired the rights to these products. We believe that the practices and policies in effect prior to our March 2005 acquisition of the rights to these products led to substantially more inventory than necessary in the channel, which we believe caused greater return rates than we would have otherwise experienced had the channel inventory levels been more representative of consumer demand. The level of returns of products sold prior to our March 2005 acquisition have declined from the rates we experienced in 2006 and we believe that returns of products sold prior to our March 2005 acquisitions will continue to decline as our product channel is cleared of these products.

We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers near industry norms. Our wholesalers, however, may not maintain inventory levels consistent with our forecast of end user demand. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

We may change our estimates of product sales returns reserves if we experience increased rates of product returns or otherwise observe trends or experience events that would urge a change in our estimates of product sales returns reserves.

On a quarterly basis, we review our historical rates of product returns and compare the historical rates of return applied to the pool of potential product returns to our product sales returns reserves. Our returns policy allows for returns of expired product within a certain period prior and subsequent to the expiration date.

We continually enhance our returns estimation process in an effort to improve our estimates, and we adjust our estimates if and when trends or significant events indicate that a change in estimate is appropriate. For example, during the second quarter of 2006, based on product returns experienced in that quarter, additional visibility into channel inventory levels and activity and enhancements made to our existing estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05. In addition, during the first quarter of 2007, based on recent historical return patterns, we changed our estimates with respect to future product returns of two of our currently marketed products. For one product, we slightly increased the rate at which we were reserving for estimated product returns and, for the other, we slightly decreased the accrual rate. As of March 31, 2007, the returns reserves for one of these products was at the lower end of our estimated range for expected future returns and the returns reserve for the other product was at the higher end of our estimated range. While we believed that the returns reserves for each of these products at the end of the first quarter of 2007 were within reasonable ranges based on our expectations for future product returns, during the second quarter of 2007 we experienced actual returns that differed from these estimates for each of these products. Accordingly, based on our analysis of returns data, we recognized changes in estimates for each of these products during the second quarter of 2007; for our Retavase product, the change in estimate resulted in a decrease in net product sales of $5.6 million, and for our Cardene IV product, the change in estimate resulted in an increase to net product sales of $3.0 million.

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of June 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change.

Our humanization patents, which are of significant value to us, are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for approximately 46% of total revenues in 2005, 44% of total revenues in 2006 and 39% of total revenues for the six months ended June 30, 2007. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent a significant portion of our total revenues until our Queen patents expire in 2014.

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

Our ability to maintain and increase our revenues from licensing our Queen patents is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, with the exception of Alexion Pharmaceuticals, Inc. (Alexion), we have succeeded in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to succeed in our licensing efforts in the future. In the past, we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future not enter into or terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. More recently, in March 2007, the FDA approved Alexion’s Soliris™ (eculizumab) humanized antibody product for marketing and we filed a lawsuit against Alexion seeking monetary damages for infringement of certain of our Queen patents and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes our patents, asserting certain defenses and counterclaiming for non-infringement and invalidity. In July 2007, the discovery stage of this litigation began. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

The amount of royalty revenues we receive depends on, among other things, the efforts and successes of our licensees.

The amount and timing of any royalties we may receive from our licensees will depend, in part, on the product development and marketing efforts and successes of our licensees. Our licensees may not successfully complete the product development, regulatory and marketing efforts required to sell royalty-bearing products. Competition from other products or therapies could adversely affect sales of our licensees’ products. In addition, even if a licensee receives regulatory approval to sell a drug on which we would receive royalties, the licensee or a regulatory agency, such as the FDA, could terminate or suspend the marketing of the drug as a result of safety or other events. For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat MS and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to develop and protect patent and other intellectual property rights and operate without infringing the intellectual property rights of others.

Our pending patent applications may not result in the issuance of valid patents or the claims and claim scope of our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or have claims that could prevent the issuance of patents to us or result in a significant reduction in the claim scope of our issued patents. In addition, patent applications are confidential for a period of time after filing. We therefore may not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This may lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and may result in our being unable to patent an innovation.

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

We may need to take patent licenses from others in order to manufacture or sell our potential products.

Other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products or impair our competitive position. As a result, we may need to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

For example, the European Patent Office (EPO) granted Celltech Therapeutics Limited (Celltech), which UCB Group acquired, a patent covering humanized antibodies, which we have opposed. At an oral hearing in January 2005, the Opposition Division of the European Patent Office revoked this patent. Celltech has appealed this decision and the proceeding has not formally concluded. We cannot predict whether Celltech’s appeal will be successful. Also, we do not know whether the EPO will grant Celltech a patent on a pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company’s humanization patents, which rights may be exercised under the agreement through December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech’s European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would need to negotiate additional licenses under those patents or significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

We do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, under this patent. If our processes were found to be covered by either of these patents, we might need to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms.

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

In September 2005, we entered into a collaboration agreement with Biogen Idec under which Biogen Idec became our partner on the development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications. This agreement is particularly important to us. The collaboration agreement provides significant combined resources for the development, manufacture and potential commercialization of covered products. We and Biogen Idec each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec of their obligations under the agreement. The failure of Biogen Idec to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationship, or a material contractual dispute between us and Biogen Idec would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaboration will vary depending on the work performed by us and Biogen Idec in any particular reporting period.

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

In addition, our collaborative partners may independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

If our research and development efforts are not successful, we may not be able to effectively develop new products.

We are engaged in research activities intended to, among other things, identify antibody product candidates that we may progress into clinical development. These research activities include efforts to discover and validate new targets for antibodies in our areas of therapeutic focus. We obtain new targets through our own drug discovery efforts and through in-licensing targets from institutions or other biotechnology or pharmaceutical companies. Our success in identifying new antibody product candidates depends upon our ability to discover and validate new targets, either through our own research efforts, or through in-licensing or collaborative arrangements. In order to increase the possibilities of identifying antibodies with a reasonable chance for success in clinical studies, part of our business strategy is to identify a higher number of potential targets than we expect to be able to progress through clinical development.

Our antibody product candidates are in various stages of development and many are in an early development stage. If we are unsuccessful in our research efforts to identify and obtain rights to new targets and generate antibody product candidates that lead to the required regulatory approvals and the successful commercialization of products, our ability to develop new products could be harmed.

To supplement our own research efforts, from time to time we may in-license or otherwise acquire from others rights to products in development or early stage technology. Acquiring rights to products in this manner poses risks, including because we may not be unable to successfully integrate the research, development and commercialization capabilities necessary to bring these products to market.

The failure to gain market acceptance of our product candidates among the medical community would adversely affect our revenue.

Even if approved, our product candidates may not gain market acceptance among physicians, patients, third-party payers and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy and we obtain the necessary regulatory and reimbursement approvals. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

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

Physicians will not recommend our products until clinical data or other factors demonstrate the safety and efficacy of our product as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of our product candidates, physicians may elect not to use our product for any number of other reasons, including whether the mode of administration of our products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, may compete with a number of drugs and therapies that may be administered more easily. The failure of our product candidates to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

If we do not effectively manage the life cycles of our portfolio products, our future results of operations will suffer.

In the quarter ended June 30, 2007, our product sales accounted for 40% of our total revenues. We expect that revenues from our product portfolio will continue to represent a significant and possibly growing portion of our total revenues. The patents that we own or hold licenses to that cover our Cardene, IV Busulfex and Retavase products, our marketed products, will expire between late 2009 and 2014. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenues and profit margins we recognize from the sale of that product.

The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation.

Our future success depends in large part upon the success of our clinical development efforts. Clinical development, however, is a lengthy, time-consuming and expensive process and subject to significant risks of failure. In addition, we must expend significant amounts to comply with extensive government regulation of the clinical development process.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials. Despite the time and expense incurred, our clinical trials may not adequately demonstrate the safety and effectiveness of our product candidates.

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. Although we have obtained a fast track designation from the FDA for our Nuvion antibody for the treatment of intravenous steroid-refractory ulcerative colitis, this designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that our Nuvion antibody will receive regulatory approval.

We may be unable to enroll a sufficient number of patients in a timely manner in order to complete our clinical trials.

The rate of completion of clinical trials is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

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

We are a large, geographically diverse organization.

We face challenges inherent in efficiently managing a large number of employees over large geographic distances and across multiple functional disciplines, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully our large, geographically diverse organization could have a material adverse effect on the operating results of our company and, as a result, on the market price of our common stock.

We must attract and retain key employees in order to succeed.

To be successful, we must attract additional and retain qualified clinical, manufacturing, commercial, scientific and management personnel. To achieve our objectives, we expect to expand our operations and increase the number of our employees significantly. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We continue to seek to hire and retain key personnel; however, we face significant competition for experienced personnel. We also believe that the move of our corporate headquarters from Fremont, California, to Redwood City, California, in the second half of 2007, has caused, and will continue to cause for a period after the move, employee turnover to increase because our new headquarters is 12 miles away from our current headquarters and on the other side of the San Francisco Bay, which will increase the commute time of the many employees that reside in and around Fremont, California, and the greater East Bay Area of the San Francisco Bay Area. In addition, the public discourse of certain stockholders who disagree with our strategy has impacted and may continue to impact our ability to recruit key employees and may impact our ability to retain key employees.

Pursuant to rules adopted under the Sarbanes-Oxley Act of 2002, we must evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis, publicly disclose the results of these evaluations and publicly disclose whether we have implemented any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is required to periodically evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of the end of each fiscal year. We are also required to disclose in our periodic reports with the SEC any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005 and June 30, 2007.

In addition, the rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these rules has resulted in increased expenses and the devotion of significant management resources and we expect that the expenses for this process will continue to increase modestly.

We rely on sole source, third-party contract manufacturers to manufacture our commercial products and ularitide, one of our development products.

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

Our products must be manufactured in FDA-approved facilities and the process for qualifying and obtaining approval for a manufacturing facility is time-consuming. If our relationship with any of our manufacturers were to terminate unexpectedly or on short notice or expire without being renewed, our ability to meet commercial or clinical trial demand for the product manufactured by that single manufacturer could be adversely affected while we qualify a new manufacturer for that product and our operations and future results could suffer. In addition, we would need to expend significant amounts to qualify a new manufacturer and transfer technology from the prior manufacturer to the new manufacturer which would also adversely affect our results of operations.

We also rely on third parties for product filling, labeling and packaging. If any filling, labeling or packaging errors occur and are not discovered until after the products are sold, we would need to recall those products, which could be very costly and could damage our credibility and adversely affect our future sales.

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

We intend to continue to manufacture potential products for use in clinical trials using our manufacturing facility in Brooklyn Park, Minnesota in accordance with standard procedures that comply with appropriate regulatory standards. The manufacture of sufficient quantities of antibodies that comply with these standards is an expensive, time-consuming and complex process and subject to a number of risks that could result in delays or the inability to produce sufficient quantities of such products in a commercially viable manner. Our collaborative partners and we have experienced some manufacturing difficulties. Product supply interruptions could significantly delay clinical development of our potential products, reduce third-party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products. Manufacturing difficulties can also interrupt the supply of marketed products, thereby reducing revenues and risking loss of market share.

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale ourselves at an acceptable cost, we will need to improve and significantly expand our manufacturing capabilities. Our current plans are to use our manufacturing plant in order to manufacture initial commercial supplies of the Nuvion product and daclizumab. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully operate our manufacturing plant. We may encounter problems with the following:

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

We must comply with extensive government regulations and laws.

We are subject, directly or through our customers, to extensive regulation by federal government, state governments, and the foreign countries in which we conduct our business.

In particular, we are subject to extensive and rigorous government regulation as a developer and marketer of drug products. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of biopharmaceutical products. If we market our products abroad, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain.

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

If our operations are found to violate any applicable law or other governmental regulations, we may be subject to civil and criminal penalties, damages and fines, including exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

We expend a significant amount on compliance efforts and the expenses have been, and may in the future be unpredictable, and adversely affect our results. Changing laws, regulations and standards may also create uncertainty and increase insurance costs. We are committed to compliance and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may be unable to obtain or maintain regulatory approval for our products and the marketing or sale of our products could result in violations of law or regulations.

Even if the FDA grants us marketing approval for a product, the FDA may impose post-marketing requirements, such as:

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

Marketing approval may also be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission and the Department of Health and Human Services, among others, may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. The FDA prohibits the marketing of any pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, including with respect to off-label use, we may be subject to warnings, fines, sanctions or other enforcement action.

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

Increased leverage as a result of our sale of notes in 2003 and 2005 may harm our financial condition and results of operations.

At June 30, 2007, we had approximately $669.9 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

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

In August 2010, August 2013 and August 2018, respectively, holders of the 2003 Notes may require us to repurchase all or a portion of their 2003 Notes at 100% of their principal amount, plus any unpaid interest. For 2003 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of 2003 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the 2003 Notes may require us to repurchase all or a portion of the holder’s 2003 Notes. We may not have sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of 2003 Notes or make our repurchase of 2003 Notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the 2003 Notes, we could seek the consent of the lender to purchase the 2003 Notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not repurchase the 2003 Notes. Our failure to repurchase tendered 2003 Notes would constitute an event of default under the indenture for the 2003 Notes, which might also constitute a default under the terms of our other debt, including the 2005 Notes. In such circumstances, our financial condition and the value of our securities could be materially harmed.

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

The conversion of any of the outstanding 2003 Notes or 2005 Notes into shares of our common stock would have a dilutive effect, which could cause our stock price to go down.

The 2003 Notes and 2005 Notes are convertible, at the option of the holder, into shares of our common stock at varying conversion prices. We have reserved shares of our authorized common stock for issuance upon conversion of the 2003 Notes and 2005 Notes. If any or all of the 2003 Notes or 2005 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of the 2003 Notes or 2005 Notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the 2003 Notes or 2005 Notes, respectively, then outstanding. Such payments could have a material adverse effect on our cash position.

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2007 to July 31, 2007, our common stock closed as high as $27.70 per share and as low as $18.26 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

•	developments or disputes as to patent or other proprietary rights;

•	disappointing sales of our marketed products;

•	approval or introduction of competing products and technologies;

•	disappointing sales of products from which we receive royalties or withdrawal from the market of an approved product from which we receive royalties;

•	results of clinical trials;

•	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

•	delays in manufacturing or clinical trial plans;

•	fluctuations in our operating results;

•	market reaction to announcements by other biotechnology or pharmaceutical companies, including market reaction to various announcements regarding products licensed under our technology;

•	initiation, termination or modification of agreements with our collaborative partners or disputes or disagreements with collaborative partners;

•	loss of key personnel;

•	litigation or the threat of litigation;

•	public concern as to the safety of drugs developed by us;

•	sales of our common stock held by collaborative partners or insiders; and

•	comments and expectations of results made by securities analysts.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2007, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. During and in connection with our review of the results of operations for the quarter ended June 30, 2007, we identified deficiencies in the design and operation of controls related to the financial statement close process. The aggregation of these deficiencies is considered to be a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the quarter ended June 30, 2007, we identified deficiencies in the financial statement close process related to the completeness of clinical trial accruals, the classification of expenses on the statement of operations, and the evaluation of the accounting for certain contractual lease provisions. As a result, adjustments to correct identified errors were recorded in the consolidated financial statements for the three and six months ended June 30, 2007 related to accrued liabilities, research and development expenses, and general and administrative expenses.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. We are implementing additional controls related to our clinical trial accruals process to ensure all costs associated with CRO services incurred on our behalf are properly identified and recorded each period. In the second quarter of 2007, we have started to implement a plan to complete more detailed reviews of our expense classification during our financial statement close process. We have also performed a retrospective review of our lease agreements and we have plans to ensure the effective operation of our accounting review of new contractual agreements.

There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 .	LEGAL PROCEEDINGS

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

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right to appeal the Opposition Divisions recent decision. If any of the opponents appeal the decision to the Technical Board of Appeal, the ‘216 Patent would continue to be enforceable during the appeal process.

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

Opposition to ‘040 Patent

At an oral hearing in February 2005, the Opposition Division decided to revoke the claims in our ‘040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the ‘040 Patent.

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

Patent Infringement Suit Against Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our antibody humanization patents, commonly referred to as the Queen patents. We are seeking monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity. In July 2007, the discovery stage of this litigation began. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims.

Patent Infringement Suit Against Sun Pharmaceutical

In March 2007, we received a letter from Sun Pharmaceutical Industries Ltd. (Sun) purporting to be a Notice of Certification (the Paragraph IV Certification) with respect to an Abbreviated New Drug Application (ANDA) Sun filed with the FDA seeking approval to sell in the United States generic injectable nicardipine hydrochloride. Sun claimed in the Paragraph IV Certification that neither the manufacture, use nor sale of Sun’s ANDA product would infringe our United States Patent Number 5,164,405, titled “Nicardipine pharmaceutical composition for parenteral administration” (the ‘405 Patent). In April 2007, we filed a patent infringement lawsuit in the United States District Court for the District of New Jersey (New Jersey Court) against Sun seeking, among other things, to enjoin Sun’s infringement of our ‘405 Patent and to stay any sale of Sun’s ANDA product until at least the expiration of our ‘405 Patent. Shortly after filing this patent infringement lawsuit in the New Jersey Court, we filed a nearly identical patent infringement lawsuit in the United States District Court for the Eastern District of Michigan as a protective measure to preserve certain of our rights under the Hatch-Waxman Act in the unlikely event that personal jurisdiction was not established in New Jersey. In July 2007, Sun consented to jurisdiction in New Jersey, however, Sun also filed a motion to transfer the New Jersey case to the Eastern District of Michigan. We will oppose the motion to transfer, and intend to vigorously assert our rights under the ‘405 Patent in this litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 except that:

•

We combined the risk factors entitled “We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do” and “Competition and rapid technological change may adversely affect our revenues” into the risk factor below entitled “We face significant competition” and revised some of the text under this combined risk factor;

•

We deleted the risk factor entitled “Our ability to generate future revenues from products will be affected by reimbursement and drug pricing” because that risk factor was largely redundant with the risk factor entitled “Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our current and development products”;

•

We deleted the risk factor entitled “If we are unable to develop new products, our ability to grow may depend on our success in acquiring licensing new products and integrating them successfully” because that risk factor was largely redundant with the risk factor entitled “If our research and development efforts are not successful, we may not be able to effectively develop new products”;

•

We combined the risk factors entitled “Clinical development is inherently uncertain and expensive, and costs may fluctuate unexpectedly” and “We are subject to extensive government regulation, which requires us to invest significant resources in development, and we may not be able to obtain regulatory approvals, which are required for us to conduct clinical testing and commercialize our products” into the risk factor below entitled “The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation.” and revised some of the text under this combined risk factor;

•

We deleted the risk factors entitled “Difficulties in managing our sales, marketing and distribution groups could adversely affect our product revenues and financial results” and “Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations” because certain risks described in these risk factors were redundant with other of our risk factors and we believe that certain other risks described in these risk factors no longer represent material risks to us;

•

We added a new sentence to the risk factor entitled “We must attract and retain key employees in order to succeed” as follows: “In addition, the public discourse of certain stockholders who disagree with our strategy has impacted and may continue to impact our ability to recruit key employees and may impact our ability to retain key employees”; and

•	We also revised the other risk factors listed below that are not identified in the above bullets.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to continue to market and sell our products;

•	the response of wholesalers to announced or anticipated price changes for our products;

•	changes in the purchase practices of our wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the occurrence of key events under collaborative arrangements, including milestones, development decisions or program or collaboration terminations;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for taxes;

•	the effect of new accounting pronouncements or interpretations of existing guidance; and

•

the timing of milestone payments, licensing and signing fees and completion of manufacturing, development or other services we must pay or that we may receive under licensing, collaboration and royalty arrangements.

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

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing and the unpredictable nature of clinical trial and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses and which we record during the quarter in which such expenses are reported to us or to our partners and agreed to by us or our partners. Moreover, the underlying terms of in-licensing and royalty arrangements, especially those with tiered payment structures, will impact the timing of costs and expenses recognized during any particular quarter. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

We face significant competition.

We face significant competition from entities with substantially greater resources than we do, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. These entities have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, transplantation, asthma and cancers and technologies that may compete with our antibody technology platform. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our products may also face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products.

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

Our Cardene product sales represent a significant portion of our total revenues and growth in Cardene product sales has been one of the primary drivers of our recent growth.

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it in March 2005. For example, our Cardene product sales, net, accounted for approximately 22% of total revenues in 2005, 26% of total revenues in 2006 and 31% of total revenues for the six months ended June 30, 2007. However, our Cardene IV product faces competition from branded and generic intravenous anti-hypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the growth rates we have experienced since March 2005 even as we continue to commit extensive sales and marketing resources to our Cardene IV product. Some of our competitors have substantially greater resources than we do, more experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and superior personnel resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Our patent protection in the United States on our Cardene IV product expires in November 2009. Although we are working on Cardene lifecycle management initiatives, including a study in pediatric patients we expect will begin in 2007, we may not succeed in these efforts and we may not be able to continue to sustain or grow our Cardene-related revenues even if we are successful in our lifecycle initiatives. If we do not succeed in these lifecycle management initiatives, we expect that revenue from our Cardene IV product would materially decline after November 2009 when our patent protection expires.

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

In addition, if approved for marketing by the FDA, The Medicines Company’s clevidipine product, an intravenous, calcium channel antagonist, would compete with our Cardene IV product. Based on public filings, we believe The Medicines Company filed a new drug application with the FDA for clevidipine on or before July 2, 2007.

We sell to a limited number of wholesalers whose buying and return patterns could cause our product revenues to fluctuate from quarter to quarter.

We sell our products primarily to a limited number of pharmaceutical wholesalers in the United States. During the quarter ended June 30, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 90% of our gross product sales and 84% of our accounts receivable at June 30, 2007 were from product sales to these wholesalers. Our reliance on a small number of wholesalers could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers.

Since our acquisition in March 2005 of rights to our Cardene IV, Retavase and IV Busulfex products and certain off-patent products, which we have since divested, and through 2006 we received a significant number of returns of these products that were sold prior to our acquisition of these rights. The level of these returns exceeded our expectations at the time we acquired the rights to these products. We believe that the practices and policies in effect prior to our March 2005 acquisition of the rights to these products led to substantially more inventory than necessary in the channel, which we believe caused greater return rates than we would have otherwise experienced had the channel inventory levels been more representative of consumer demand. The level of returns of products sold prior to our March 2005 acquisition have declined from the rates we experienced in 2006 and we believe that returns of products sold prior to our March 2005 acquisitions will continue to decline as our product channel is cleared of these products.

We continue to monitor current levels of inventory at the wholesalers consistent with our forecasts of end user demand and we continue to refine our trade practices and more effectively enforce trade policies including declining or holding orders to align selling patterns with our estimate of the end user demand for our products. We believe these efforts have led to inventory levels at wholesalers near industry norms. Our wholesalers, however, may not maintain inventory levels consistent with our forecast of end user demand. In addition, if any of these wholesalers fails to pay on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

We may change our estimates of product sales returns reserves if we experience increased rates of product returns or otherwise observe trends or experience events that would urge a change in our estimates of product sales returns reserves.

On a quarterly basis, we review our historical rates of product returns and compare the historical rates of return applied to the pool of potential product returns to our product sales returns reserves. Our returns policy allows for returns of expired product within a certain period prior and subsequent to the expiration date.

We continually enhance our returns estimation process in an effort to improve our estimates, and we adjust our estimates if and when trends or significant events indicate that a change in estimate is appropriate. For example, during the second quarter of 2006, based on product returns experienced in that quarter, additional visibility into channel inventory levels and activity and enhancements made to our existing estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05. In addition, during the first quarter of 2007, based on recent historical return patterns, we changed our estimates with respect to future product returns of two of our currently marketed products. For one product, we slightly increased the rate at which we were reserving for estimated product returns and, for the other, we slightly decreased the accrual rate. As of March 31, 2007, the returns reserves for one of these products was at the lower end of our estimated range for expected future returns and the returns reserve for the other product was at the higher end of our estimated range. While we believed that the returns reserves for each of these products at the end of the first quarter of 2007 were within reasonable ranges based on our expectations for future product returns, during the second quarter of 2007 we experienced actual returns that differed from these estimates for each of these products. Accordingly, based on our analysis of returns data, we recognized changes in estimates for each of these products during the second quarter of 2007; for our Retavase product, the change in estimate resulted in a decrease in net product sales of $5.6 million, and for our Cardene IV product, the change in estimate resulted in an increase to net product sales of $3.0 million.

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of June 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change.

Our humanization patents, which are of significant value to us, are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for approximately 46% of total revenues in 2005, 44% of total revenues in 2006 and 39% of total revenues for the six months ended June 30, 2007. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent a significant portion of our total revenues until our Queen patents expire in 2014.

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

Our ability to maintain and increase our revenues from licensing our Queen patents is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, with the exception of Alexion Pharmaceuticals, Inc. (Alexion), we have succeeded in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to succeed in our licensing efforts in the future. In the past, we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future not enter into or terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-

examinations or interferences. More recently, in March 2007, the FDA approved Alexion’s Soliris™ (eculizumab) humanized antibody product for marketing and we filed a lawsuit against Alexion seeking monetary damages for infringement of certain of our Queen patents and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes our patents, asserting certain defenses and counterclaiming for non-infringement and invalidity. In July 2007, the discovery stage of this litigation began. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to develop and protect patent and other intellectual property rights and operate without infringing the intellectual property rights of others.

Our pending patent applications may not result in the issuance of valid patents or the claims and claim scope of our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or disclose information or claims that could prevent the issuance of patents to us or result in a significant reduction in the claim scope of our issued patents. In addition, patent applications are confidential for a period of time after filing. We therefore may not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This may lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and may result in our being unable to patent an innovation.

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

In September 2005, we entered into a collaboration agreement with Biogen Idec under which Biogen Idec became our partner on the development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications. This agreement is particularly important to us. The collaboration agreement provides significant combined resources for the development, manufacture and potential commercialization of covered products. We and Biogen Idec each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec of their obligations under the agreement. The failure of Biogen Idec to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationship, or a material contractual dispute between us and Biogen Idec would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaboration will vary depending on the work performed by us and Biogen Idec in any particular reporting period.

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

In addition, our collaborative partners may independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these partners.

The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation.

Our future success depends in large part upon the success of our clinical development efforts. Clinical development, however, is a lengthy, time-consuming and expensive process and subject to significant risks of failure. In addition, we must expend significant amounts to comply with extensive government regulation of the clinical development process.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials. Despite the time and expense incurred, our clinical trials may not adequately demonstrate the safety and effectiveness of our product candidates.

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

Pursuant to rules adopted under the Sarbanes-Oxley Act of 2002, we must evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis, publicly disclose the results of these evaluations and publicly disclose whether we have implemented any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is required to periodically evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of the end of each fiscal year. We are also required to disclose in our periodic reports with the SEC any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005 and June 30, 2007.

In addition, the rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these rules has resulted in increased expenses and the devotion of significant management resources and we expect that the expenses for this process will continue to increase modestly.

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

We may be unable to obtain or maintain regulatory approval for our products and the marketing or sale of our products could result in violations of law or regulations.

Even if the FDA grants us marketing approval for a product, the FDA may impose post-marketing requirements, such as:

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

Marketing approval may also be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. In their regulation of advertising, the FDA, the Federal Trade Commission and the Department of Health and Human Services, among others, may investigate whether particular advertising or promotional practices are false, misleading or deceptive. These agencies may impose a wide array of sanctions on companies for such advertising practices. Additionally, physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of “off-label” use. The FDA prohibits the marketing of any pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines, including with respect to off-label use, we may be subject to warnings, fines, sanctions or other enforcement action.

Further, regulatory approvals may be withdrawn if we do not comply with regulatory standards or if problems with our marketed products occur. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

•	delays;

•	warning letters;

•	fines;

•	clinical holds;

•	product recalls or seizures;

•	changes to advertising;

•	injunctions;

•	refusal of the FDA to review pending market approval applications or supplements to approval applications;

•	total or partial suspension of product manufacturing, distribution, marketing and sales;

•	civil penalties;

•	withdrawals of previously approved marketing applications; and

•	criminal prosecutions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on June 20, 2007 at the Sheraton Palo Alto Hotel located at 625 El Camino Real, Palo Alto, California 94301. Of the 116,504,454 shares of common stock outstanding as of April 23, 2007, the record date for the meeting, 96,088,132 shares were present at the meeting or represented by proxy, representing approximately 82.5% of the total shares outstanding on the record date.

At the meeting, our stockholders voted on the election of two Class III directors to hold office until our 2010 Annual Meeting of Stockholders. The tabulation of the votes for the election of these directors is set forth below:

Nominee	For	Withheld
Laurence J. Korn, Ph.D.	56,091,292	39,996,840
Samuel Broder, M.D.	58,010,473	38,077,659

In addition to the election of Dr. Korn and Dr. Broder, the following directors each have a term of office as a director that continued after the meeting: Karen Dawes, L. Patrick Gage, Brad Goodwin, Mark McDade, Richard Murray and Jon Saxe.

At the meeting, the stockholders voted to approve an amendment to our 2005 Equity Incentive Plan to increase the number of shares authorized for issuance under the plan by 2,900,000 shares. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
51,084,238	27,452,712	110,797	17,440,385

At the meeting, the stockholders voted to approve the amendment to our 1993 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan by 500,000 shares. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
64,318,056	14,257,908	71,782	17,440,386

At the meeting, the stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
95,039,316	963,830	84,986	—

ITEM 6.	EXHIBITS

10.1	2005 Equity Incentive Plan, as amended through June 20, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed June 22, 2007)

10.2	Form of Notice of Grant of Stock and Stock Option Agreement (nonstatuatory stock options) under the 2002 Outside Directors Stock Option Plan

10.3	Form of Notice of Grant and Stock Option Agreement (for Outside Directors) under the 1999 Stock Option Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007

PDL BioPharma, Inc.
(Registrant)

/s/ Mark McDade
Mark McDade
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb Cross
Herb Cross
Corporate Controller
(Principal Accounting Officer)