Form 10-Q/A
period 2007-06-30
PDL BIOPHARMA, INC.
filed 2007-11-14
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three and six month periods ended June 30, 2007, as set forth in Note 8 to the condensed consolidated financial statements in this quarterly report on Form 10-Q/A. We are restating our condensed consolidated financial statements to properly record an asset impairment charge of $5.0 million related to certain assets held for sale as of June 30, 2007, for which we should have recognized an impairment of the carrying value during the second quarter of 2007 based on information available to us at the time.

All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Explanatory Note, we did not update this quarterly report on Form 10-Q/A for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on August 9, 2007.

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

PDL BI OPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As restated, see Note 8)		(As restated, see Note 8)
Revenues:
Product sales, net	$48,962	$39,039	$98,089	$76,586
Royalties	79,842	54,021	128,437	97,991
License, collaboration and other	9,215	11,264	19,476	20,959

Total revenues	138,019	104,324	246,002	195,536

Costs and expenses:
Cost of product sales	18,549	21,482	43,547	44,441
Research and development	67,086	59,947	122,713	118,532
Selling and marketing	18,995	15,180	40,343	32,980
General and administrative	18,240	12,821	34,831	30,366
Other acquisition-related charges	202	2,177	1,638	3,295
Asset impairment charge	5,016	900	5,016	900

Total costs and expenses	128,088	112,507	248,088	230,514

Operating income (loss)	9,931	(8,183)	(2,086)	(34,978)
Interest and other income, net	4,931	4,064	9,963	7,394
Interest expense	(3,427)	(3,122)	(6,984)	(5,772)

Income (loss) before income taxes	11,435	(7,241)	893	(33,356)
Income tax expense	525	118	589	233

Net income (loss)	$10,910	$(7,359)	$304	$(33,589)

Net income (loss) per share
Basic	$0.09	$(0.06)	$0.00	$(0.30)

Diluted	$0.09	$(0.06)	$0.00	$(0.30)

Shares used to compute basic net income (loss) per share	116,087	113,539	115,595	113,006

Shares used to compute diluted net income (loss) per share	118,917	113,539	117,969	113,006

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(As restated, see Note 8)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$205,407	$179,009
Restricted cash	25,005	—
Marketable securities	147,735	154,115
Accounts receivable, net of allowances of $16,588 and $13,707 at June 30, 2007 and December 31, 2006, respectively	11,113	18,780
Inventories	25,030	19,663
Land and property held-for-sale	20,621	—
Prepaid and other current assets	9,884	7,929

Total current assets	444,795	379,496
Long-term marketable securities	54,905	74,892
Long-term restricted cash	3,269	18,269
Land, property and equipment, net	309,084	296,529
Goodwill	82,534	69,954
Other intangible assets, net	268,147	285,713
Other assets	16,139	17,040

Total assets	$1,178,873	$1,141,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,386	$13,478
Accrued compensation	16,918	21,123
Royalties payable	5,715	4,780
Other accrued liabilities	51,276	52,000
Deferred revenue	7,171	13,443
Current portion of other long-term debt	6,482	635

Total current liabilities	107,948	105,459
Convertible notes	499,998	499,998
Long-term deferred revenue	31,650	31,366
Other long-term debt	30,285	37,529

Total liabilities	669,881	674,352
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 116,716 and 115,006 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,169	1,150
Additional paid-in capital	1,078,758	1,037,846
Accumulated deficit	(569,980)	(570,129)
Accumulated other comprehensive loss	(955)	(1,326)

Total stockholders’ equity	508,992	467,541

Total liabilities and stockholders’ equity	$1,178,873	$1,141,893

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(As restated, see Note 8)
Cash flows from operating activities:
Net income (loss)	$304	$(33,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge	5,016	900
Depreciation	14,687	16,132
Amortization of convertible notes offering costs	1,172	1,173
Amortization of intangible assets	17,566	22,104
Stock-based compensation expense	9,298	11,748
Loss on disposal of equipment	858	—
Tax benefit from stock-based compensation arrangements	255	203
Changes in assets and liabilities:
Accounts receivable, net	5,716	(753)
Interest receivable	(359)	(462)
Inventories	(5,289)	(1,973)
Other current assets	(1,956)	13,682
Other assets	(271)	328
Accounts payable	6,908	5,083
Accrued liabilities	(2,023)	2,598
Deferred tax liabilities	—	5,111
Deferred revenue	(5,988)	854

Total adjustments	45,590	76,728

Net cash provided by operating activities	45,894	43,139

Cash flows from investing activities:
Purchases of marketable securities	(65,887)	(179,696)
Maturities of marketable securities	92,942	119,488
Maturities of restricted securities	—	3,391
Maturities of note receivable	—	30,000
Sale of intangible assets	—	2,750
Purchase of property and equipment	(53,737)	(16,877)
Transfer to restricted cash	(10,005)	—

Net cash used in investing activities	(36,687)	(40,944)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	18,720	20,298
Payments on other long-term debt	(1,529)	(116)

Net cash provided by financing activities	17,191	20,182

Net increase in cash and cash equivalents	26,398	22,377
Cash and cash equivalents at beginning of the period	179,009	183,377

Cash and cash equivalents at end the period	$205,407	$205,754

Supplemental Disclosure of Non-Cash Information
Issuance of escrow shares to former ESP stockholders	$12,579	$12,700

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three and six month periods ended June 30, 2007, as set forth in this report. For additional information regarding this restatement, see Note 8.

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

3. Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128), we computed basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that is subject to repurchase. We computed diluted net income (loss) per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed release of the contingent shares remaining in escrow from the ESP Pharma, Inc. (ESP Pharma) acquisition prior to their release from escrow in April 2007, the assumed exercise of stock options and restricted stock and the assumed issuance of stock under our ESPP using the treasury stock method, and the assumed conversion of convertible notes using the if-converted method. For the three and six months ended June 30, 2006, we incurred a net loss and, as such, we did not include the effect of the interest on the convertible notes and the outstanding common equivalent shares in the diluted net loss per share calculations, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, despite the fact that we generated net income for the periods, we did not include the effect of the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes), including both the effect on interest expense and the inclusion of the underlying shares, as it would have been anti-dilutive.

The following is a reconciliation of the share numbers utilized in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
	(As restated)		(As restated)
Total weighted-average shares used to compute basic income (loss) per share	116,087	113,539	115,595	113,006
Effect of dilutive stock options	2,604	—	2,005	—
Assumed release of common stock in escrow	134	—	309	—
Restricted stock outstanding	54	—	39	.
ESPP withholdings	38	—	20	—

Shares used to compute diluted net income (loss) per share	118,917	113,539	117,968	113,006

The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net income (loss) per share reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
	(As restated)		(As restated)
Stock options	4,195	13,371	7,088	13,660
Common stock in escrow	—	866	—	1,047
Restricted stock outstanding	—	111	—	107
ESPP withholdings	—	37	—	31
Convertible notes	22,970	22,970	22,970	22,970

Total	27,165	37,355	30,058	37,815

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
	(As restated)		(As restated)
Net income (loss)	$10,910	$(7,359)	$304	$(33,589)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	89	501	328	765
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	21	—	43	—

Total comprehensive income (loss)	$11,020	$(6,858)	$675	$(32,824)

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

8. Impairment Charges

During the three months ended June 30, 2007, management committed to a plan to sell two buildings that comprised part of our corporate headquarters in Fremont, California. Based on market value information, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we have recognized an impairment charge of approximately $5.0 million to reduce the net carrying value of the assets to approximately $20.6 million, which is an estimate of fair value, less the cost to sell. We have separately presented the assets which are held-for-sale on our condensed consolidated balance sheet and these assets have been reclassified to current assets because we believe it is probable that the sale will occur and proceeds will be collected within one year. We have also reclassified the mortgage obligation related to the assets held for sale of approximately $6.5 million to current liabilities from long-term liabilities.

This impairment charge was not originally recorded prior to the issuance of our Form 10-Q for the three and six month periods ended June 30, 2007. Our Form 10-Q for the three and six month periods ended June 30, 2007 has been therefore amended and restated, to include this impairment charge. Based on our previously reported net income for the three months ended June 30, 2007, the impact of the 2003 Notes and the 2005 Notes on an as-if converted basis was dilutive to our diluted earnings per share, and as such the impact of both was included in our diluted earnings per share calculations for that period. As a result of the reduction in net income resulting from the correction of this error, the impact of the 2003 Notes and 2005 Notes on an as-if converted basis is now anti-dilutive for the three months ended June 30, 2007 both individually and in the aggregate, and as a result, the impact of both is excluded from our diluted earnings per share calculation for the period in this amended and restated form 10-Q. The correction of this error reduced our basic earnings per share by $0.05 for each of the three and six months ended June 30, 2007, and reduced our diluted earnings per share by $0.04 and $0.05 per share for the three and six months ended June 30, 2007, respectively, from what was previously reported.

The asset impairment charges recognized in the second quarter of 2006 related to the write-off of the carrying amount of licensed research technology. We acquired this research technology from a third party in the third quarter of 2004. In June 2006, we concluded that the carrying amount of the licensed research technology was impaired because we abandoned the related technology associated with our research projects, and accordingly, we recognized an impairment charge of $0.9 million during the three months ended June 30, 2006.

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

Summary of Second Quarter of 2007

In the second quarter of 2007, we recognized total revenues of $138.0 million, a 32% increase from $104.3 million in the comparable period in 2006. Our revenue growth was driven by increases in royalties, primarily due to higher royalties related to our license agreements with Genentech, and sales of our Cardene product. Of the revenues we generated in the second quarter of 2007, 58% were from royalties, 35% were from product sales and 7% were from licensing, collaboration and other revenues compared to 52%, 37%, and 11%, respectively, in the comparable period in 2006. The increase in our royalty revenues during the second quarter of 2007 was the key factor in our generating net income during the three and six months ended June 30, 2007 of $10.9 million and $0.3 million, respectively, compared to net losses of $7.4 million and $33.6 million for the comparable periods in 2006, respectively.

Our total costs and expenses in the second quarter of 2007 were $128.1 million, an increase of $15.6 million from the comparable quarter in 2006.

During the three months ended June 30, 2007, management committed to a plan to sell two buildings that comprised part of our corporate headquarters in Fremont, California. Based on market value information, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we have recognized an impairment charge of approximately $5.0 million to reduce the net carrying value of the assets to approximately $20.6 million, which is an estimate of fair value, less the cost to sell.

In the first six months of 2007, net cash provided by operating activities was $45.9 million, an increase from $43.1 million in the comparable period in 2006. At June 30, 2007, we had cash, cash equivalents, restricted cash, and marketable securities of $436.3 million, compared to $426.3 million at December 31, 2006. As of June 30, 2007, we had $536.8 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are redeemable, at our option, in each of 2008 and 2010 and due in 2023 and 2012, respectively.

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

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Cost of product sales	$18,549	$21,482	(14)%	$43,547	$44,441	(2)%
Research and development	67,086	59,947	12%	122,713	118,532	4%
Selling and marketing	18,995	15,180	25%	40,343	32,980	22%
General and administrative	18,240	12,821	42%	34,831	30,366	15%
Other acquisition-related charges	202	2,177	(91)%	1,638	3,295	(50)%
Asset impairment charges	5,016	900	457%	5,016	900	457%

Total costs and expenses	$128,088	$112,507	14%	$248,088	$230,514	8%

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

Asset Impairment Charge

During the three months ended June 30, 2007, management committed to a plan to sell two buildings that comprised part of our corporate headquarters in Fremont, California. Based on market value information, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we have recognized an impairment charge of approximately $5.0 million to reduce the net carrying value of the assets to approximately $20.6 million, which is an estimate of fair value, less the cost to sell.

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

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of June 30, 2007 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$6,029	$7,220	$6,889	$65,007	$85,145
Long-term liabilities (1)	15,476	10,674	7,654	42,640	76,444
Convertible notes	11,875	23,750	513,435	—	549,060
Construction contracts and equipment	36,793	—	—	—	36,793
Contract manufacturing (2)	45,257	13,644	—	—	58,901

Total contractual obligations	$115,430	$55,288	$527,978	$107,647	$806,343

(1)	Includes lease payments related to our Lab Building in Redwood City, California, the anticipated repayment of the mortgage for the buildings we own in Fremont, California, post-retirement benefit obligations and the milestone payments related to our purchase from Roche of product-related rights to Cardene.
(2)	Includes a $15 million milestone payment payable to Centocor related to a technology transfer milestone under our agreement to purchase rights to Retavase in March 2005. We expect that Centocor will achieve such milestone during the first half of 2008 and, at that time, such amount would become due and payable.

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

In general, our expenses have exceeded our revenues. As of June 30, 2007, we had an accumulated deficit of $570.0 million. We expect our expenses to continue on average to increase primarily because of the extensive resource commitments required to achieve regulatory approval of potential products and commercial success for our products, including additional products that we may develop or acquire. For example, over the next several years, we will expend substantial amounts as we continue to invest in life-cycle management initiatives for our existing products, develop and manufacture potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, we may not sustain positive cash flow from operations as we have projected and our expenses may continue to exceed our revenues.

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

Changes in internal controls. During and in connection with our review of the results of operations for the quarter ended June 30, 2007, we identified deficiencies in the design and operation of controls related to the financial statement close process. The aggregation of these deficiencies is considered to be a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified deficiencies in the financial statement close process related to the completeness of clinical trial accruals, the classification of expenses on the statement of operations, the evaluation of the accounting for certain contractual lease provisions, and the impairment assessment process. As a result, adjustments to correct identified errors were recorded in the consolidated financial statements for the three and six months ended June 30, 2007 related to accrued liabilities, research and development expenses, general and administrative expenses, asset impairment charges, and the classification of assets and liabilities on the balance sheet.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. We are implementing additional controls related to our clinical trial accruals process to ensure all costs associated with CRO services incurred on our behalf are properly identified and recorded each period. In the second quarter of 2007, we have started to implement a plan to complete more detailed reviews of our expense classification during our financial statement close process. We have also performed a retrospective review of our lease agreements and we have plans to ensure the effective operation of both our accounting review of new contractual agreements as well as our internal review processes surrounding periodic asset impairment analyses.

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

Dated: November 14, 2007

PDL BioPharma, Inc.
(Registrant)

/s/ L. Patrick Gage
L. Patrick Gage
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb Cross
Herb Cross
Corporate Controller
(Principal Accounting Officer)