Form 10-Q
period 2007-09-30
PDL BIOPHARMA, INC.
filed 2007-11-14
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19756

PDL BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3023969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 Seaport Boulevard

Redwood City, CA 94063

(Address of principal executive offices and Zip Code)

(650) 454-1000

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

As of November 2, 2007, there were 117,105,211shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma, the PDL logo and RESTORE™, each of which is considered a trademark, and Cardene®, Retavase®, Busulfex® and Nuvion®. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$48,813	$41,064	$146,902	$117,650
Royalties	55,135	42,533	183,572	140,524
License, collaboration and other	6,121	27,795	25,597	48,754

Total revenues	110,069	111,392	356,071	306,928
Costs and expenses:
Cost of product sales	16,801	17,433	60,348	61,874
Research and development	55,964	67,514	177,093	186,046
Selling and marketing	20,162	15,652	60,505	48,632
General and administrative	19,732	14,386	54,563	44,752
Restructuring charges	4,545	—	6,131	—
Other acquisition-related charges	243	2,615	1,881	5,910
Asset impairment charges	315	1,656	5,331	2,556

Total costs and expenses	117,762	119,256	365,852	349,770

Operating loss	(7,693)	(7,864)	(9,781)	(42,842)
Interest and other income, net	5,378	5,042	15,341	12,436
Interest expense	(3,284)	(3,693)	(10,268)	(9,465)

Loss before income taxes	(5,599)	(6,515)	(4,708)	(39,871)
Income tax expense	185	208	774	441

Net loss	$(5,784)	$(6,723)	$(5,482)	$(40,312)

Net loss per basic and diluted share	$(0.05)	$(0.06)	$(0.05)	$(0.36)

Shares used to compute net loss per basic and diluted share	116,861	113,868	116,017	113,293

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$210,003	$179,009
Restricted cash	25,005	—
Marketable securities	141,238	154,115
Accounts receivable, net of allowances of $16,921 and $13,707 at September 30, 2007 and December 31, 2006, respectively	9,321	18,780
Inventories	26,927	19,663
Land and property held-for-sale	20,621	—
Prepaid and other current assets	10,865	7,929

Total current assets	443,980	379,496
Long-term marketable securities	29,972	74,892
Long-term restricted cash	3,269	18,269
Land, property and equipment, net	329,520	296,529
Goodwill	81,739	69,954
Other intangible assets, net	259,364	285,713
Other assets	15,550	17,040

Total assets	$1,163,394	$1,141,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,909	$13,478
Accrued compensation	20,804	21,123
Royalties payable	5,233	4,780
Other accrued liabilities	45,213	52,000
Deferred revenue	7,171	13,443
Current portion of other long-term debt	6,320	635

Total current liabilities	89,650	105,459
Convertible notes	499,998	499,998
Long-term deferred revenue	29,744	31,366
Other long-term debt	32,143	37,529

Total liabilities	651,535	674,352
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 117,005 and 115,006 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,172	1,150
Additional paid-in capital	1,087,218	1,037,846
Accumulated deficit	(575,766)	(570,129)
Accumulated other comprehensive loss	(765)	(1,326)

Total stockholders’ equity	511,859	467,541

Total liabilities and stockholders’ equity	$1,163,394	$1,141,893

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,482)	$(40,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment charges	5,331	2,556
Depreciation	22,711	23,542
Amortization of convertible notes offering costs	1,758	1,759
Amortization of intangible assets	26,350	33,177
Stock-based compensation expense	14,338	17,740
Loss on disposal of equipment	560	78
Tax benefit from stock-based compensation arrangements	231	—
Changes in assets and liabilities:
Accounts receivable, net	9,459	2,637
Interest receivable	(989)	(816)
Inventories	(7,126)	(4,494)
Other current assets	(2,937)	11,914
Other assets	(267)	372
Accounts payable	(8,569)	2,843
Accrued liabilities	(6,013)	40,064
Deferred tax liabilities	263	5,066
Deferred revenue	(7,894)	(19,810)

Total adjustments	47,206	116,628

Net cash provided by operating activities	41,724	76,316

Cash flows from investing activities:
Purchases of marketable securities	(134,119)	(277,913)
Maturities of marketable securities	193,402	210,048
Maturities of restricted securities	—	6,829
Maturities of note receivable	—	30,000
Adjustment to goodwill related to ESP Pharma acquisition	—	365
Purchase of intangible assets	—	(18,777)
Sale of intangible assets	—	2,750
Purchase of property and equipment	(82,515)	(26,932)
Proceeds from the sale of equipment	300	109
Transfer to restricted cash	(10,005)	(3,269)

Net cash used in investing activities	(32,937)	(76,790)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	22,107	22,521
Proceeds from financing of tenant improvements	1,884	—
Payments on other long-term debt	(1,784)	(291)

Net cash provided by financing activities	22,207	22,230

Net increase in cash and cash equivalents	30,994	21,756
Cash and cash equivalents at beginning of the period	179,009	183,377

Cash and cash equivalents at end the period	$210,003	$205,133

Supplemental Disclosure of Non-Cash Information
Issuance of escrow shares to former ESP stockholders	$12,579	$12,700

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biopharmaceutical company focused on the discovery and development of novel antibodies in oncology and select immunological diseases. We currently market and sell acute-care products in the hospital setting in the United States and Canada. We also receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec Inc. (Biogen Idec).

On August 28, 2007, in connection with a months-long evaluation of strategic alternatives our management and Board of Directors conducted, we announced our intent to sell our commercial and cardiovascular assets, which include our Cardene, Retavase and IV Busulfex commercial products and our ularitide development-stage cardiovascular product. The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit.

On October 1, 2007, we further announced that we were seeking the sale of our entire Company or of our key assets, which decision was also the result of the ongoing evaluation of strategic alternatives being conducted by our management and Board of Directors. We have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders. The goal of maximizing stockholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of the Company or its key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all or that we will pursue any particular transaction structure. We have engaged the investment banking firm Merrill Lynch & Co. to advise us as we review and evaluate transaction proposals that we may receive. We do not intend to disclose further information regarding the status of our efforts until we enter into a definitive agreement, or agreements, or until the process otherwise has been completed.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Such adjustments include normal recurring adjustments and the correction of an error related to clinical expenses, which increased our research and development expenses for the nine months ended September 30, 2007 by approximately $1.8 million. Although we believe that the disclosures in our financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reporting.

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

These financial statements are prepared on a going concern basis and may not be representative of the earnings and value of the Company if assets are sold separately.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, our master patent license agreement with Genentech, Inc. (Genentech) provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year will decline as Genentech’s cumulative aggregate U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—will be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech will be lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

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

Reclassifications

We reclassified certain costs previously included in research and development expenses to general and administrative expenses for the three and nine months ended September 30, 2006. Such amounts primarily relate to certain of our clinical affairs costs that are more appropriately classified as general and administrative expenses. The impact of this reclassification decreased research and development expenses and increased general and administrative expenses for the three and nine months ended September 30, 2006 by approximately $3.4 million and $9.2 million, respectively. The reclassification had no impact on our total operating expenses or our net loss during the three and nine-month periods ended September 30, 2006.

We also reclassified lease exit costs of approximately $1.6 million incurred in the three months ended June 30, 2007 previously included in research and development expenses to restructuring expenses for the nine months ended September 30, 2007.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In accordance with our product returns reserve policy, we review the estimated rate for product sales returns on a quarterly basis. During the second quarter of 2007, based on product return trends, we revised our estimates for product sales returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2007 by approximately $2.6 million, which increased net loss per diluted share by approximately $0.02 for the nine months ended September 30, 2007.

Customer Concentration

The following table summarizes revenues from our customers and licensees who individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2007 and 2006 (as a percentage of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customers
Cardinal Health, Inc.	16%	12%	15%	14%
AmerisourceBergen Corp.	13%	10%	13%	11%
McKesson Corp.	12%	12%	11%	11%
Licensees
Genentech, Inc.	46%	37%	41%	36%
MedImmune, Inc.	*	*	*	10%

*	Represents less than 10%

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)) for employees and directors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Research and development	$2,792	$3,368	$8,042	$9,959
Selling and marketing	939	955	2,696	2,710
General and administrative	1,293	1,648	3,536	4,825

Total stock-based compensation expense	$5,024	$5,971	$14,274	$17,494

Stock-based compensation expense related to stock options granted to non-employees was negligible for all periods presented.

Stock Option Activity

A summary of our stock option activity since December 31, 2006 is presented below (in thousands):

(in thousands) Options	Total Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2006	14,532	$18.79
Granted	3,736	$22.07
Forfeited	(880)	$20.15
Exercised	(1,449)	$13.69
Expired	(382)	$24.35

Outstanding as of September 30, 2007	15,557	$19.84

Exercisable as of September 30, 2007	8,629	$18.91

As required by SFAS 123(R), we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. Total unrecognized compensation cost related to unvested stock options outstanding as of September 30, 2007, excluding forfeitures, was $55.2 million, which we expect to recognize over a weighted-average period of 3.0 years.

As of September 30, 2007, all outstanding stock options contain provisions whereby 25% of the original option grant amount will accelerate and become immediately vested under certain circumstances in the event of a Change in Control of the Company, but under no circumstances will total vesting exceed 100% of the original grant amount. Subsequent to September 30, 2007, the Compensation Committee of the Board of Directors approved a modification to the existing terms of all outstanding stock options held by non-officers of the Company to increase the level of acceleration to 50% of the original grant amount with all other terms and provisions of the options remaining unchanged. As this modification would only result in additional vesting for the option holders under certain circumstances in the event of a Change in Control of the Company, and as that event is not deemed to be probable until such time as it occurs, no incremental expense related to the modification to the options has been recorded to date.

Restricted Stock

A summary of our restricted stock activity since December 31, 2006 is presented below:

	Restricted Stock
	Number of shares	Weighted-average grant-date fair value
Unvested at December 31, 2006	136,900	$20.67
Awards granted	125,500	$20.40
Awards vested	(40,050)	$20.75
Awards forfeited	(11,250)	$19.58

Unvested at September 30, 2007	211,100	$20.56

Total unrecognized compensation cost related to unvested restricted stock outstanding as of September 30, 2007 was $4.3 million, excluding forfeitures, which we expect to be recognized over a weighted-average period of 2.1 years.

Subsequent to September 30, 2007, the Compensation Committee of the Board of Directors approved a modification to the existing terms of certain restricted stock grants made during the third quarter of 2007 to certain employees of the Company to provide for 100% acceleration of any unvested portion of these in the event of a Change in Control of the Company. All other terms and provisions of the restricted stock grants remain unchanged. As this modification would only result in additional vesting for the grant holders in the event of a Change in Control of the Company, and as that event is not deemed to be probable until such time as it occurs, no incremental expense related to the modification of these grants has been recorded to date.

ESPP

The stock-based compensation expense in connection with our ESPP for the three-month periods ended September 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively, and for the nine-month periods ended September 30, 2007 and 2006 was $1.3 million and $1.2 million, respectively.

3. Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we computed basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that is subject to repurchase. We computed diluted net loss per share using the sum of the weighted-average number of common and potential common shares outstanding. Potential common shares used in the computation of diluted earnings per share result from the assumed early release of the contingent shares that were in escrow until their release in April 2007 from the ESP Pharma acquisition, the assumed exercise of stock options and restricted stock and the assumed issuance of stock under our ESPP using the treasury stock method, and the assumed conversion of convertible notes using the if-converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of the outstanding potential common shares in the diluted net loss per share calculations as their effect would have been anti-dilutive.

The following table summarizes the number of potential common shares excluded from the calculation of diluted net income (loss) per share reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Stock options	14,849	14,936	14,462	14,090
Common stock in escrow	—	860	205	984
Restricted stock outstanding	128	130	137	115
ESPP withholdings	138	150	150	141
Convertible notes	22,970	22,970	22,970	22,970

Total	38,085	39,046	37,924	38,300

4. Comprehensive Loss

Comprehensive loss is comprised of our net loss, the change in unrealized gains and losses on our holdings of available-for-sale securities and the net periodic benefit cost for our postretirement benefit plan due to our adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R)” during the fourth quarter of 2006. The following table presents the calculation of our comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(5,784)	$(6,723)	$(5,482)	$(40,312)
Other comprehensive income:
Change in unrealized gains and losses on marketable securities, net of taxes	169	703	497	1,469
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	21	—	64	—

Total comprehensive loss	$(5,594)	$(6,020)	$(4,921)	$(38,843)

5. Balance Sheet Information

Restricted Cash

As of September 30, 2007 and December 31, 2006, we had a total of $28.3 million and $18.3 million, respectively, of restricted cash. As of September 30, 2007 and December 31, 2006, $25.0 million and $15.0 million, respectively, of the restricted cash supported letters of credit on which our landlord and construction contractor can draw if we do not fulfill our obligations with respect to the construction of our leasehold improvements to our facility in Redwood City, California. The remaining $3.3 million of long-term restricted cash as of December 31, 2006 and September 30, 2007 supported letters of credit serving as a security deposit for obligations under our Redwood City leases.

Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$10,412	$9,689
Work-in-process	7,382	5,286
Finished goods	9,133	4,688

Total	$26,927	$19,663

Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Product rights	$328,876	$(78,979)	$249,897	$328,876	$(53,865)	$275,011
Assembled workforce	1,410	(1,410)	—	1,410	(1,410)	—
Core technology	16,053	(6,586)	9,467	16,053	(5,351)	10,702

Net intangible assets	$346,339	$(86,975)	$259,364	$346,339	$(60,626)	$285,713

We recognized amortization expense for our intangible assets in cost of product sales and research and development expenses during the three and nine months ended September 30, 2007 and 2006 as set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Cost of product sales	$8,372	$10,661	$25,115	$31,791
Research and development	412	412	1,235	1,386

Total amortization expense	$8,784	$11,073	$26,350	$33,177

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Consulting and services	$13,259	$12,105
Accrued clinical and pre-clinical trial costs	4,583	14,302
Accrued interest	1,484	4,453
Construction-in-process	5,906	3,294
Milestone payment related to purchase of Cardene product-related rights	3,500	3,500
Deferred tax liability	6,075	6,075
Restructuring	5,827	—
Other	4,579	8,271

Total	$45,213	$52,000

6. Restructuring Charges

Commercial Restructuring

In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. As a result of this new strategic focus, we communicated our intent to sell certain of our assets that were not aligned with this new strategic direction. Specifically, we announced (i) our intent to sell our commercial-related assets, including our Cardene, Retavase and IV Busulfex product rights, as well as the rights to our ularitide development-stage cardiovascular product (collectively, our Commercial and Cardiovascular Assets), (ii) our plans to eliminate approximately 250 employment positions that support the Commercial and Cardiovascular Assets upon or after the completion of the planned sale(s) and (iii) our plans to conduct a thorough review of our organization, in connection with which we anticipated a sizeable workforce reduction, to ensure that our structure and scope of operations were appropriately aligned with our new strategy.

In August 2007, based on retention and severance plans approved by the Compensation Committee of our Board of Directors, we committed to provide certain severance benefits to those employees who would be impacted in connection with the potential future sale of the Commercial and Cardiovascular Assets (the Commercial Employees). All communications to the approximately 250 Commercial Employees of these benefits took place prior to the end of August 2007, including the amount of severance to which the employees would be entitled upon termination in the event they are not offered a comparable position by us or the acquiring entity, which is generally 12 weeks of salary and medical benefits along with up to three months of outplacement services. In October 2007, also in connection with our evaluation of strategic alternatives, we announced a broader plan to actively seek offers for a sale of our entire Company or of our key assets. Because it is not certain that a sale of the Commercial and Cardiovascular Assets will take place, nor is it certain which or how many employees would be eligible for the severance benefits, we have not accrued any severance payments related to the expected termination of these employees during the third quarter of 2007.

In addition to the severance program discussed above, we also have provided retention bonuses for certain Commercial Employees during this transition period, which are payable on the earlier of June 30, 2008 or the date on which the Commercial Employee’s employment with us is terminated because we eliminated their position in connection with the sale of the Commercial and Cardiovascular Assets. We are accruing the liability over the period from the date the program was approved through the estimated service period for the Commercial Employees. The total retention bonus is approximately $3.4 million, and we have recognized $0.7 million during the third quarter of 2007, which has been classified as research and development expenses, general and administrative expenses and selling and marketing expenses in the financial statements.

Manufacturing Restructuring

In late September 2007, the Board of Directors formally approved a workforce reduction related to our manufacturing operations. Prior to September 30, 2007, we informed employees that any employees subject to a termination in restructuring would be eligible for a package consisting of severance payments of generally twelve weeks of salary and medical benefits along with up to three months of outplacement services. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. As of September 30, 2007, the restructuring plan met the criteria for us to record a liability under Financial Accounting Standards Board (FASB) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FASB 146). We accrued a liability of $3.3 million as of September 30, 2007, consisting of $2.4 million of post-termination severance costs and $0.9 million of salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.

Facilities Related

During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and we recognized a restructuring charge of approximately $1.2 million.

In addition, during the second quarter of 2007, we ceased us of one of our facilities in Plymouth, Minnesota. We recognized restructuring costs of approximately $1.6 million during the second quarter of 2007.

The following table summarizes the total charges discussed above, as well as the reserve balance at September 30, 2007:

(in thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,289	2,842	6,131
Payments	—	(342)	(342)
Interest expense	—	38	38

Balance at September 30, 2007	$3,289	$2,538	$5,827

7. Asset Impairment Charges

During the three months ended September 30, 2007, we recognized a charge of $0.3 million to write off a particular software application that we no longer expect to utilize. During the second quarter of 2007, we commenced a plan to sell two buildings that comprised part of our former corporate headquarters in Fremont, California. Based on our estimate of fair value, we concluded that the net carrying value of the related assets was impaired as of June 30, 2007, and we recognized an impairment charge of $5.0 million to reduce the carrying value of the buildings to fair value, less costs to sell (as reflected in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007). The sale of this property was completed in October 2007. The asset impairment charges recognized during the nine-month period ended September 30, 2006 related to the write-off of the carrying amount of certain licensed research technology of $0.9 million and the impairment of one of our intangible assets related to the distribution of our Retavase product of $1.7 million.

8. Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $9.1 million.

The future impact of the unrecognized tax benefit of $9.1 million, if recognized, is as follows: approximately $0.1 million would affect the effective tax rate; approximately $0.6 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and approximately $8.4 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the nine months ended September 30, 2007. Accrued interest and penalties were approximately $0.6 million and $0.5 million as of December 31, 2006 and September 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Income tax expenses during the three and nine months ended September 30, 2007 were primarily related to federal alternative minimum tax, state taxes and foreign taxes on income earned by our foreign operations, which were reduced by interest accrued related to the lapsing of certain contingent liabilities of ESP Pharma for the tax year ended December 31, 2003. Income tax expenses for the three and nine months ended September 30, 2006 were primarily related to federal alternative minimum and foreign taxes on income earned by our foreign operations, which were reduced by a state tax benefit from the net the lapsing of certain contingent liabilities of ESP Pharma for the tax year ended December 31, 2002.

9. Operating Segment Information

Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131), we have determined that we have two operating segments, our Commercial and Cardiovascular Operations and our Antibody-Based Operations. Our Commercial and Cardiovascular Operations relate to our three non-antibody commercial products: Cardene (which includes Cardene IV and Cardene SR), Retavase and IV Busulfex, as well as ularitide, our cardiovascular, non-antibody development-stage product. Our Antibody-Based Operations represent the remainder of our operations.

Prior to the third quarter of 2007, our executive management team and our Board of Directors reviewed our operating results and operating plans and made resource allocation decisions solely on a company-wide or aggregate basis. We expected the Commercial and Cardiovascular Operations acquired as part of our 2005 acquisition of ESP Pharma to integrate with our Antibody-Based Operations once our internally-developed late-stage clinical antibody products reached commercial approval. Accordingly, we had operated as one segment under FAS 131 through the second quarter of 2007. However, we experienced setbacks in our antibody-based development programs, including the termination of the Nuvion phase 3 program in intravenous steroid-refractory ulcerative colitis, which was announced in August of 2007, which does not make a successful commercial launch of an antibody-based development program likely in the near term. During the second and third quarters of 2007, in connection with an evaluation of strategic alternatives that our executive management team and Board of Directors conducted, we began to prepare financial information for our Commercial and Cardiovascular Operations that was utilized by our Chief Operating Decision Maker (CODM) to make resource allocation decisions. As a result of this strategic review, we announced in August 2007 our plans to sell our Commercial and Cardiovascular Operations and to undertake related restructuring activities.

With respect to the restructuring charges that we recognized during the third quarter of 2007, nearly all of such charges are allocated to our Antibody-Based Operations. In the future, as described more fully in Note 6 to the Consolidated Financial Statements, we may recognize severance charges associated with the sale of our Commercial and Cardiovascular Assets, but the amounts of such charges are neither probable nor estimable at this time.

Operating data for the Commercial and Cardiovascular Operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$48,813	$41,064	$146,902	$117,650
Total operating income (loss)	$6,429	$1,894	$8,758	$(11,107)

Tangible assets for the Commercial and Cardiovascular Operations were $37.6 million and $36.8 million as of September 30, 2007 and December 31, 2006, respectively. Intangible assets, including goodwill, for the Commercial and Cardiovascular Operations were $331.6 million and $345.0 as of September 30, 2007 and December 31, 2006, respectively. In reorganizing the segments for reporting purposes, we have allocated 100% of the goodwill from our 2005 acquisition of ESP Pharma to the Commercial and Cardiovascular Operations segment. The Commercial and Cardiovascular Operations consist of the operations of ESP Pharma, which we acquired in March 2005 and which was never integrated with the Antibody-Based Operations after the acquisition. The Antibody-Based Operations never realized the benefits of the acquired goodwill and therefore no goodwill was allocated to this segment. As a result of the reallocation of the goodwill, we have assessed the goodwill for potential impairment and concluded that the goodwill is not impaired. It is also our view that if the reorganization of the segments had occurred at an earlier date, or if a different amount of goodwill was allocated to the segments upon the reorganization, an impairment of the goodwill would not have resulted.

10. Contingencies

During the third quarter of 2007, our contract manufacturer for our Retavase product notified us of potential batch failures, and we responded with a temporary hold on future production. We are working together with our contract manufacturer to investigate whether or not these lots have failed specification. We expect the investigation to be completed by early 2008. Under our contract, we are obligated to pay for the costs associated with manufacturing failures in certain circumstances. Although we are unsure of the outcome of our investigation, we believe our maximum exposure for incremental costs related to these lots, if all lots in question fail, is approximately $5.4 million. As the failure of these lots is not probable at this time, we have not accrued any amounts in our financial statements related to the potential failure of these lots as of September 30, 2007.

11. Subsequent Event

In October 2007, we closed on the sale of property that we had owned in Fremont, California, which was part of our former corporate headquarters. In connection with the sale of this property, we received gross proceeds of approximately $20.9 million and, after repaying the underlying mortgage and other closing costs, our net proceeds from the sale were approximately $13.2 million. We have not completely vacated the facilities on this property since our move to our new Redwood City, California headquarters is still ongoing and, accordingly, we are leasing these facilities back through the end of 2007.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on the discovery and development of novel antibodies in oncology and select immunological diseases. We currently market and sell acute-care products in the hospital setting in the United States and Canada. We also receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec, Inc. (Biogen Idec).

On August 28, 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced our intent to sell our commercial and cardiovascular assets, which include our Cardene, Retavase and IV Busulfex commercial products, and our ularitide development-stage cardiovascular product. The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit.

We subsequently announced on October 1, 2007 that we were seeking the sale of our entire Company or of our key assets, which decision was in connection with our ongoing evaluation of strategic alternatives. A final decision regarding any specific deal structures or transactions we may enter into will be driven by the goal of maximizing stockholder value. To date, we have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders. The goal of maximizing stockholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of the Company or its key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all or that we will pursue any particular transaction structure. We have engaged the investment banking firm Merrill Lynch & Co. to advise us as we review and evaluate transaction proposals that we may receive. We do not intend to disclose further information regarding the status of our efforts until we enter into a definitive agreement, or agreements, or until the process otherwise has been completed.

We continue to operate our business in the ordinary course, including continued focused investment in research and development efforts and marketing and sales activities, while we progress through the process of seeking offers for the sale of the entire Company or of our key assets and assisting interested parties with the due diligence process, including continued focused investment in research and development efforts and marketing and sales activities.

We began moving into our new corporate headquarters in Redwood City, California during September 2007, and expect the move process to continue through the end of 2007. In October 2007, we closed on the sale of property that we had owned in Fremont, California, which was part of our former corporate headquarters. In connection with the sale of this property, we received gross proceeds of approximately $20.9 million, and after repaying the underlying mortgage and other closing costs, our net proceeds from the sale were $13.2 million. In connection with the sale of this property, we recognized an impairment charge of $5.0 million during the second quarter of 2007. We have not completely vacated the facilities on the property we sold because our move to our new Redwood City, California headquarters is still ongoing and, accordingly, we are leasing these facilities back through the end of 2007.

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

Product Candidate	Indication/Description	Program Status	Collaborator
Nuvion® (visilizumab)	IV steroid-refractory ulcerative colitis	Program terminated in August 2007	—

	Other indications, including Crohn’s disease	Phase 2 programs being evaluated

Daclizumab	Asthma	Phase 2 program being evaluated	—

	Multiple sclerosis	Phase 2 program ongoing in partnership	Biogen Idec

	Transplant maintenance	Phase 2 program advancement pending partnership	—

Cardene® (nicardipine hydrochloride)	Acute hypertension	Marketed; Pediatric exclusivity Phase 2 study ongoing	—

Ularitide	Acute decompensated heart failure	Phase 1 (US) program ongoing	—

Product Candidate	Indication/Description	Program Status	Collaborator
		Phase 3 (EU) program on hold	—

Volociximab	Solid tumors	Phase 2 program ongoing in partnership	Biogen Idec

HuLuc63	Multiple myeloma	Phase 1 program ongoing	—

PDL192	Solid tumors	Pre-IND	—

Nuvion (visilizumab). Our Nuvion antibody is a humanized monoclonal antibody that binds to CD3, a protein found on the outer membrane of T cells. T cells are white blood cells that play a role in inflammatory and immune-mediated processes in the body. We hold all worldwide rights to the development, manufacturing and sales of the Nuvion antibody.

The Nuvion antibody was, until recently, being tested in a registrational program in patients with intravenous steroid-refractory ulcerative colitis (IVSR-UC). In April 2007, an independent Data Monitoring Committee (DMC) reviewed data from the first 60 patients in the RESTORE 1 study, a Phase 2/3 pivotal trial of the Nuvion antibody in patients with IVSR-UC, and determined that the balance of safety versus potential benefit warranted continuing the program. We decided to move forward with a second pivotal Phase 3 study called RESTORE 2, which we initiated in the second quarter of 2007.

On August 24, 2007, following a routine DMC evaluation of data from the RESTORE 1 trial, the DMC recommended to us that we terminate the RESTORE 1 study due to insufficient efficacy and an inferior safety profile in the Nuvion arm compared to IV steroids alone. We then promptly reviewed unblinded data from the RESTORE 1 trial and concurred with the DMC’s recommendation. On August 28, 2007, we announced our termination of the Nuvion phase 3 development program in IVSR-UC. We continue to evaluate the broader implications of these results to the overall Nuvion program.

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

Advancement of the European-focused Phase 3 trials of ularitide is currently on hold. We continue to conduct activities to preserve the value of the program, including a Phase 1 program in patients with acute decompensated heart failure in the United States.

On August 28, 2007, as a result of an ongoing strategic business review undertaken by management and our Board of Directors, we announced the planned sale of our non-antibody based products, including our commercial assets and the rights to ularitide, to better align our ongoing operations with the resulting strategic focus of the Company on the discovery and development of novel antibodies in oncology and select immunological diseases.

Daclizumab. Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells. Daclizumab is the active component of the approved drug marketed worldwide by Roche as Zenapax, which is indicated for the prevention of acute organ transplant rejection following transplant surgery.

We and our partner, Biogen Idec, are currently testing daclizumab in a Phase 2 study in patients with multiple sclerosis. In March 2007, we and Biogen Idec announced that the ongoing CHOICE trial, a Phase 2, randomized, double-blind, placebo-controlled trial of daclizumab, met its primary endpoint in relapsing MS patients being treated with interferon beta. In October 2007, we presented the Phase 2 CHOICE data that demonstrated daclizumab 2 mg/kg administered every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone, in patients with active relapsing multiple sclerosis. Patients from this trial were followed for an additional 48 weeks after the treatment period to further assess safety and efficacy.

We plan to initiate a Phase 2 monotherapy trial of daclizumab in the near term and to advance the overall clinical development program in relapsing MS. In addition, we are evaluating opportunities to pursue a Phase 2 program for daclizumab in asthma, as well as establishing a collaboration for daclizumab for transplant maintenance.

Volociximab (M200). Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of 5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of 5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

We and our partner, Biogen Idec, are currently investigating volociximab in several Phase 2, open-label clinical trials in patients with advanced solid tumors. We have broadened the scope of this program to include trials in additional tumor types, including non-small cell lung cancer and ovarian cancer. Additional trials in renal cell carcinoma and pancreatic cancer may also be pursued pending results of the ongoing open-label studies. The design and size of these trials will vary by indication.

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

PDL192. PDL192 is a novel humanized monoclonal antibody in preclinical development. We intend to file an IND, upon successful completion of certain remaining preclinical studies, in 2008 for solid tumor applications.

Cardene. As announced on August 28, 2007, we are pursuing a sale of our commercial assets, including Cardene, but continue to conduct activities to preserve and increase the value of the program. We have initiated a lifecycle management program to extend exclusivity of Cardene, which includes conducting a pediatric study to obtain marketing exclusivity for six months following the expiration of the underlying patent and developing new formulations and presentations of the product.

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

The market for IV antihypertensives has experienced moderate growth in recent years and we expect this market to continue its growth rate into the foreseeable future. We have been able to increase the Cardene IV product’s market share and expect to continue to increase our market share as we invest in promotional programs; however, we expect the pace of that growth to continue to slow over time. We expect that growth in sales of our Cardene IV product will be the most significant contributor to our product sales in the foreseeable future. Our patent protection in the United States on our Cardene IV product and on our Cardene SR product expires in November 2009 and March 2010, respectively. We are working on lifecycle management initiatives, including a study in pediatric patients that began in 2007, to extend the life of our Cardene brand franchise in the United States.

•

IV Busulfex. Our IV Busulfex product, an intravenous formulation of busulfan, is a chemotherapeutic agent indicated for use in the United States in combination with cyclophosphamide as a conditioning regimen prior to bone marrow transplantation for chronic myelogenous leukemia. Our IV Busulfex product is our first global product and is sold outside the United States through our distributors, including Pierre Fabre Medicament S.A. in Europe and Kirin Brewery Company, Limited in several Asian countries. We expect that near-term growth of this product will continue at a modest rate both domestically and as a result of international expansion by our distribution partners. Our patent protection in the United States on the IV Busulfex product expires in September 2013 while regulatory extensions in the United States for the IV Busulfex product will expire in March 2014. Patent protection for the IV Busulfex product in the European Union (EU), Japan and certain other foreign countries will expire in August 2014. We also have been granted marketing exclusivity in Japan that begins upon the expiration of our Japanese patent and ends in July 2016. We have filed for similar regulatory and marketing exclusivity in other jurisdictions. In April 2007, we received our first-ever FDA approval for a new vial configuration of our IV Busulfex product, which we believe will enhance ease of use of this product as compared to the ampule configuration. We launched the sale of the vial configuration in July 2007.

•

Retavase. Our Retavase product is indicated for use in the management of heart attacks (acute myocardial infarction, or AMI) in adults for the improvement of the efficiency of heart muscle contraction following AMI, the reduction of the incidence of congestive heart failure, and the reduction of mortality associated with AMI. The thrombolytics market in which the Retavase product competes has declined since we acquired the rights to the Retavase product in March 2005 due to physicians’ increased use of emergency surgical procedures to treat AMI and this market could decline further in the future. While we believe that opportunities may exist to expand our market share within the thrombolytics segment, the overall market dynamics for thrombolytics in the treatment of AMI will continue to have a significant impact on our total sales opportunity over the next several years. Because of the challenges we have faced in marketing our Retavase product in this market, we recently decided that our resources would be better utilized by changing our strategy for our Retavase product to market it via a national accounts strategy so that the bulk of our field sales force may focus solely on the marketing of our Cardene IV product. Our patent protection in the United States on our Retavase product expires in March 2014.

Technology Outlicense Agreements

We have licensed and will continue to offer to license our humanization or “Queen” patents in return for license fees, annual maintenance payments and royalties on product sales. The nine humanized antibody products listed below are currently approved for use by the FDA and are licensed under our humanization patents.

Licensee	Product Name

Genentech, Inc. (Genentech)	Avastin ®

Herceptin®

Xolair®

Raptiva®

Lucentis®

MedImmune, Inc. (MedImmune)	Synagis®

Wyeth	Mylotarg®

Elan Corporation, Plc (Elan)	Tysabri®

Roche	Zenapax® (1)

(1)

Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold; we have not received royalties on sales of Zenapax since the first quarter of 2006, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

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

Summary of Third Quarter of 2007

In the third quarter of 2007, we recognized total revenues of $110.1 million, a 1% decrease from $111.4 million in the comparable period in 2006. Our two primary revenue sources, royalties and net product sales, increased 30% and 19%, respectively, during the third quarter of 2007 compared to the prior year period, primarily due to higher royalties related to our license agreements with Genentech and sales of our Cardene product. These increases, however, were offset by a decrease in license, collaboration and other revenues primarily due to the acceleration in the recognition of previously deferred revenue resulting from the termination of our asthma collaboration with Roche in the third quarter of 2006. Of the revenues we generated in the third quarter of 2007, 50% were from royalties, 44% were from product sales and 6% were from license, collaboration and other revenues compared to 38%, 37%, and 25%, respectively, in the comparable period in 2006.

Our total costs and expenses in the third quarter of 2007 were $117.8 million, a decrease of $1.5 million from the comparable quarter in 2006. Our costs and expenses in the third quarter of 2007 included $4.5 million in restructuring charges, primarily related to the costs of a reduction in force to reduce excess capacity in our manufacturing operations, and other acquisition-related and asset impairment charges totaling $0.6 million. Our costs and expenses in the comparable period of 2006 did not include any such restructuring charges, but included $2.6 million in other acquisition related charges and $1.7 million of asset impairment charges.

In the first nine months of 2007, net cash provided by operating activities was $41.7 million, a decrease from $76.3 million in the comparable period in 2006. At September 30, 2007, we had cash, cash equivalents, restricted cash, and marketable securities of $409.5 million, compared to $426.3 million at December 31, 2006. During the first nine months of 2007, we incurred capital expenditures of $82.5 million, principally related to leasehold improvements for our new corporate headquarters, an increase from $26.9 million in the comparable prior year period. As of September 30, 2007, we had $533.1 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are redeemable, at our option, in each of 2008 and 2010 and due in 2023 and 2012, respectively.

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

•

To be successful, we must attract and retain qualified clinical, manufacturing, commercial, scientific and management personnel. Although we continue to focus on retaining and hiring key personnel, we face significant competition for experienced personnel and our recent announcement to actively seek offers for a sale of our whole company or our key assets has made this task more challenging.

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

Sales Allowances and Rebate Accruals

We record reductions to product sales for estimated returns of products sold by us and for chargebacks, wholesaler rebates, government rebate programs, such as Medicaid reimbursements, and for customer incentives, such as cash discounts for prompt payment. As of September 30, 2007, our total sales allowances and rebate accruals totaled approximately $16.5 million on our Condensed Consolidated Balance Sheet. We classify all of our sales reserves and rebate accruals as offsets to accounts receivable, with the exception of government rebates, which we classify as other accrued liabilities on our balance sheets.

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

Our reserves for wholesaler rebates and prompt pay discounts require little judgment, since these amounts are based on contractual rates applied to known populations of our product sales. Reserves related to government rebate programs are not material to our operating results since the majority of our products are used in the acute-care hospital setting, where Medicaid and other government program coverage is limited. The total amount of such reserves for wholesaler rebates, prompt pay discounts and government rebate programs was $2.4 million as of September 30, 2007, $2.1 million of which was classified as an offset to accounts receivable and $0.3 million of which was classified as other accrued liabilities on our Condensed Consolidated Balance Sheet. While we have historically revised our estimates for wholesaler rebates, prompt pay discounts and government rebate programs, to date such changes in estimate have not been material to our operations as the accuracy of such reserves has generally been within 0.1% of our quarterly reported net sales.

Estimates related to our product sales returns reserve for products sold by us and estimates related to our chargebacks allowance require more judgment, and changes in these estimates could be material to our operating results. As of September 30, 2007, our reserve for product sales returns for products sold by us was $12.0 million, which was classified as a reduction to accounts receivable on our Condensed Consolidated Balance Sheet. Since we receive returns both for products that we sold, as well as for products sold by companies from whom we acquired the rights to our commercial products, we differentiate our returns reserve based on whether or not we sold the product. We recognize adjustments related to the return of products not sold by us as operating expenses in “other acquisition-related charges,” rather than as a reduction to product sales, as such charges relate to a liability assumed in an acquisition and not to our earnings process. We recognize charges related to our estimates for the return of products sold by us as an offset to product sales, which amounts are estimated in the period during which the products are sold. Estimates for product returns are based on an ongoing analysis of our products’ historical return patterns, monitoring the feedback that we receive from our sales force regarding consumer use and satisfaction, and reviewing wholesaler sell-through and wholesaler ending inventory data provided to us.

We have channel services agreements with our primary wholesalers. These agreements provide monetary incentives in the form of credit for wholesalers to maintain consistent inventory levels. It is our intent to maintain approximately four to five weeks of supply in the wholesaler channel. Based on information that we received from our wholesalers, as of December 31, 2006 and September 30, 2007, inventory in the channel represented approximately four weeks of our product sales, which we believe is consistent with underlying consumer demand.

On a quarterly basis, we review our historical rates of product returns and compare the historical rates of return applied to the pool of potential product returns to our product sales returns reserves. Our returns policy allows for returns of expired product within a certain period prior and subsequent to the expiration date.

We continually enhance our returns estimation process in an effort to improve our estimates, and we adjust our estimates if and when trends or significant events indicate that a change in estimate is appropriate. For example, during the second quarter of 2006, based on product returns experienced in that quarter, additional visibility into channel inventory levels and activity and enhancements made to our existing estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05. In addition, during the first quarter of 2007, based on recent historical return patterns, we changed our estimates with respect to future product returns of two of our currently marketed products. For one product, we slightly increased the rate at which we were reserving for estimated product returns and, for the other product, we slightly decreased the accrual rate. As of March 31, 2007, the returns reserves for one of these products was at the lower end of our estimated range for expected future returns and the returns reserve for the other product was at the higher end of our estimated range. While we believed that the returns reserves for each of these products at the end of the first quarter of 2007 were within reasonable ranges based on our expectations for future product returns, during the second quarter of 2007 we experienced actual returns that differed from these estimates for each of these products. Accordingly, based on our analysis of returns data, we recognized changes in estimates for each of these products during the second quarter of 2007; for our Retavase product, the change in estimate resulted in a decrease in net product sales of $5.6 million, and for our Cardene IV product, the change in estimate resulted in an increase to net product sales of $3.0 million.

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of September 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change. For example, in addition to the changes in estimates that we recognized during the second quarter of 2007 described above, we also recognized a change in estimate across our product portfolio in the second quarter of 2006, which decreased net product sales by $5.6 million.

The table below summarizes our product sales returns reserves:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Products Sold by PDL:
Beginning balances at December 31, 2006 and 2005	$8,113	$467
Provisions to reserve for sales made in current period	8,330	5,291
Adjustments to reserve for sales made in prior periods	2,735	5,616
Actual product returns during current period and other adjustments	(7,221)	(3,834)

Ending returns reserve balances at September 30, 2007 and 2006	$11,957	$7,540
Products Sold Prior to Acquisition by PDL:
Beginning balances at December 31, 2006 and 2005	$177	$7,427
Adjustment to other acquisition-related charges	1,131	6,382
Actual product returns during current period and other adjustments	(1,308)	(13,348)

Ending returns reserve balances at September 30, 2007 and 2006	$—	$461

Total Product Returns Reserve at September 30, 2007 and 2006	$11,957	$8,001

As of September 30, 2007, our charge back reserve was $2.2 million, which was classified as a reduction to accounts receivable on our Condensed Consolidated Balance Sheet. Estimates for charge backs are based on contractual terms, historical utilization rates and expectations regarding future utilization rates for these programs. We make judgments as to the exposure for future charge backs at the end of each reporting period based on channel inventory information that we receive from our wholesalers and the estimated amount of claims that are in-process, which is based on historical trends of claims’ submissions. Although we experience differences in actual charge back claims when compared to our estimates, our accrued balances are generally within 1% of our product sales for a quarterly reporting period. See the table below for a summary of our charge back reserve:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Beginning balances at December 31, 2006 and 2005	$2,687	$2,846
Provisions to reserve in current period	15,898	13,503
Actual charge backs and adjustments during current period	(16,402)	(14,449)

Ending charge back reserve balances at September 30, 2007 and 2006	$2,183	$1,900

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

Further, SFAS 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line and to inventory are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category and capitalize in inventory in future periods may differ significantly from what we have recorded in the current period. For example, during the second quarter of 2007, our estimated average forfeiture rate increased by approximately three percentage points, which reduced our stock-based compensation expense by $0.8 million for the three and nine months ended September 30, 2007.

Valuation and Impairment of Long-Lived Assets

We must test long-lived assets with definite useful lives for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). When we conduct our impairment tests, factors that are considered important in determining whether impairment might exist include significant changes in our underlying business and product candidates or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. For example, during the fourth quarter of 2006, in connection with the negotiation of an amended supply agreement for the manufacture of Retavase product in December 2006, we determined that indicators existed that suggested our Retavase product rights intangible assets could be impaired. As such, we tested these intangible assets for recoverability under SFAS 144 and determined that the carrying value of our Retavase product rights was impaired. As a result, we recognized an impairment charge of $72.1 million.

In August 2007, we announced our intent to sell our commercial and cardiovascular assets, which include our Cardene, Retavase and IV Busulfex commercial products, and our ularitide development-stage cardiovascular product. We have conducted an impairment test for the assets related to the commercial and cardiovascular operations as of September 30, 2007. In estimating the fair value of our commercial and cardiovascular assets, we considered offers we received in October 2007 related to our offer to sell our commercial and cardiovascular assets. As of September 30, 2007, the total tangible and intangible assets related to the commercial and cardiovascular operations were $37.6 million and $331.6 million, respectively. As of September 30, 2007, we have concluded that there is no impairment of our commercial and cardiovascular assets. However, to date, we have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders.

In addition, during the third quarter of 2007, due to a significant drop in the expected near-term utilization of our manufacturing facility in Brooklyn Park, Minnesota, we believed that an impairment indicator existed related to our manufacturing assets. Accordingly, under SFAS 144, we prepared an undiscounted cash flow analysis and as a result, concluded that the carrying value of the Brooklyn Park facilities was not impaired as of September 30, 2007. In preparing this analysis, we were required to estimate the future cash flows to be received and paid to operate this facility over the remainder of its economic life and actual future events could differ from our estimates. In the event that future cash flows deviate significantly from our estimates, this may result in the recognition of an impairment charge for this facility in a future period.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2007 and 2006

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	%Change	2007	2006	%Change
Product sales, net	$48,813	$41,064	19%	$146,902	$117,650	25%
Royalties	55,135	42,533	30%	183,572	140,524	31%
License, collaboration and other	6,121	27,795	(78)%	25,597	48,754	(47)%

Total revenues	$110,069	$111,392	(1)%	$356,071	$306,928	16%

Our total revenues decreased by $1.3 million, or 1%, in the three months ended September 30, 2007 and increased $49.1 million, or 16%, in the nine months ended September 30, 2007 from the comparable periods in 2006 for reasons discussed below.

Product sales, net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	%Change	2007	2006	%Change
Cardene	$36,961	$28,692	29%	$112,028	$77,845	44%
Retavase	4,861	7,187	(32)%	12,589	21,786	(42)%
IV Busulfex	6,991	5,185	35%	22,285	16,902	32%
Total marketed products	48,813	41,064	19%	146,902	116,533	26%
Off-patent branded products	—	—		—	1,117	(100)%

Total revenue from product sales, net	$48,813	$41,064	19%	$146,902	$117,650	25%

For the three and nine months ended September 30, 2007, total net product sales increased $7.7 million, or 19%, and $29.3 million, or 25%, respectively, from the comparable periods in 2006. The increase in both periods was primarily due to increases in the sales volume of our Cardene IV product and, to a lesser extent, higher average per unit sales prices in the three and nine months ended September 30, 2007 compared to the same period in 2006. We increased the sales prices of our Cardene IV and IV Busulfex products effective January 2007 and we further increased the price for IV Busulfex in connection with the introduction of the IV Busulfex vial during the third quarter of 2007.

Our process of estimating product sales returns is described above in the Critical Accounting Policies and Estimates section under the heading Sales Allowances and Rebate Accruals. We estimate product sales returns based on recent returns experience, among other factors, and we revise our estimates to better reflect the projected future level of returns. During the second quarter of 2007, we recognized changes in estimates for our product sales returns for two of our products due to a significant increase for one product and significant decrease for the other product in recent historical return trends. The effect of these changes in estimates during the second quarter of 2007 was to increase our allowance, with a corresponding reduction in net product sales by $2.6 million, which decreased net income per basic and diluted share by $0.02 during the nine month period ended September 30, 2007. In addition, during the second quarter of 2006, we changed our estimates for product sales returns to better reflect the projected future level of returns at that time. The effect of that change in estimate was to reduce product sales, net, during the second quarter of 2006 by $5.6 million, which increased net loss per basic and diluted share by $0.05 for the nine months ended September 30, 2006. The net impact of these changes in estimates during 2006 and 2007 represents $3.0 million of the increase in net product sales between the 2007 and 2006 nine-month periods.

Although we are in the process of pursuing a sale of our commercial and cardiovascular assets, we expect sales of our currently marketed products as a group, driven primarily by our Cardene IV product, generally will continue to increase while we continue to own the products.

Cardene

Net product sales of our Cardene products increased by $8.3 million and $34.2 million, or 29% and 44%, in the three and nine months ended September 30, 2007, respectively, from the comparable periods in 2006. These increases were primarily due to our successful promotional strategies, which we believe resulted in higher unit sales volumes, and for the nine-month period, the result of changes we made to our product sales returns allowances discussed above. Of the increase in net sales of our Cardene products, $5.9 million resulted from the changes we made to our estimates for product sales return allowances during the second quarters of 2006 and 2007, which increased net product sales in the second quarter of 2007 by $3.0 million and decreased net product sales in the second quarter of 2006 by $2.9 million. To a lesser extent, the increase in Cardene IV product sales during the 2007 periods related to higher average prices due to a price increase initiated in January 2007 and a lower rate at which we reserve for product sales returns when compared to the prior year period. We expect our Cardene net product sales will continue to increase in the foreseeable future due to expected growth in sales volumes of our Cardene IV product; however, we expect the pace of growth to slow over time.

Retavase

Net product sales of our Retavase product decreased by $2.3 million and $9.2 million, or 32% and 42%, in the three and nine months ended September 30, 2007, respectively, from the comparable periods in 2006. In the third quarter of 2007, the decreases were primarily due to declines in unit sales volumes and, to a lesser extent, an increase during the second quarter of 2007 in the rate at which we reserve for product sales returns. For the nine months ended September 30, 2007, the decreases from the prior-year period resulted from changes in estimates for product sales return allowances that we made during the second quarters of 2006 and 2007, as discussed above, in addition to the increase in the rate at which we reserve for product sales returns. The changes in estimates contributed to $3.7 million of the decrease in net product sales from the 2006 to the 2007 year-to-date periods and resulted in a decrease to our Retavase net product sales of approximately $5.6 million during the nine months ended September 30, 2007. We continue to see a decline of the thrombolytics market in which Retavase competes because of physicians’ increased use of emergency surgical procedures to treat AMI.

IV Busulfex

Net product sales of our IV Busulfex product increased by $1.8 million, or 35%, in the three months ended September 30, 2007 compared to the third quarter of 2006. This increase was primarily attributable to an increase in domestic sales volume, and, to a lesser extent, due to price increases in January 2007 and July 2007.

Net product sales of IV Busulfex increased by $5.4 million, or 32%, in the nine months ended September 30, 2007 from the comparable period in 2006. This increase was primarily due to an increase in international and domestic unit sales volumes. To a lesser extent, the increase was due to the effect of the change in estimate that we recognized in the second quarter of 2006 of approximately $0.8 million and to price increases for IV Busulfex that were effective in January and July 2007. Although we expect IV Busulfex product sales to continue to increase at a modest rate both domestically and as a result of international expansion by our distribution partners, if our contract manufacturer for IV Busulfex does not remedy certain compliance issues with the FDA, our international sales growth could be adversely effected. In September 2007, we were notified that the FDA determined to not allow the issuance of export certificates for products manufactured by our contract manufacturer for IV Busulfex because of outstanding cGMP compliance issues at our contract manufacturer, which are not specific to our IV Busulfex product. In the near term, we expect that the FDA’s decision will slow our introduction of our new vial configuration in several international territories for which export certificates are required. If our contract manufacturer is not able to resolve these issues with the FDA in the longer term and we are unable to negotiate with the FDA any exception to the FDA’s decision to not issue export certificates, our inability to renew export certificates for our ampoule configuration or obtain export certificates for our new vial configuration could adversely affect and limit our international sales of our IV Busulfex product.

Royalties

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and royalty-bearing product, as a percentage of total royalty revenues):

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2007	2006	2007	2006
Genentech	Avastin	32%	36%	26%	29%
	Herceptin	41%	51%	38%	40%
	Lucentis	12%	*	*	*
MedImmune	Synagis	*	*	18%	21%

*	Constitutes less than 10%

Royalty revenues increased by $12.6 million and $43.0 million, or 30% and 31%, in the three and nine months ended September 30, 2007, respectively, from the comparable periods in 2006. These increases were primarily due to higher reported product sales of Herceptin, Lucentis, and Avastin, which are marketed by Genentech.

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales has fluctuated in the past and may continue to fluctuate in future periods.

We expect that in the fourth quarter of 2007, our royalty revenues will continue to decrease from the amount recognized in the second and third quarters of 2007 primarily due to the tiered royalty structure under our agreement with Genentech, as discussed above, and the seasonality of sales of the Synagis antibody, which results in higher royalty revenues reported to us in the first and second quarters of the year as compared to the third and fourth quarters. However, year over year, we expect to continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues.

License, Collaboration and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	%Change	2007	2006	%Change
License and milestone from collaborations	$1,622	$17,203	(91)%	$11,470	$21,450	(47)%
R&D services from collaborations	3,649	9,443	(61)%	10,951	24,029	(54)%
License and other	850	1,149	(26)%	3,176	3,275	(3)%

Total revenue from license, collaboration and other	$6,121	$27,795	(78)%	$25,597	$48,754	(47)%

License, collaboration and other revenues recognized during the three and nine months ended September 30, 2007 and 2006 primarily consisted of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues decreased 78% and 47% in the three and nine months ended September 30, 2007, respectively, from the comparable periods in 2006 primarily due to the acceleration of $18.8 million in previously deferred revenue that we recognized during the third quarter of 2006 related to Roche’s election to discontinue its involvement in the asthma collaboration for daclizumab. In addition, we recognized less revenue related to reimbursement for R&D services, primarily as a result of lower R&D expenses incurred under our collaboration agreement with Biogen Idec and the terminations of our collaborations with Roche, which terminations were effective in August 2006 and April 2007. During the nine months ended September 30, 2007, such decreases in revenues were partially offset by the accelerated recognition of deferred revenue during the first four months of 2007, resulting from the termination of our collaboration with Roche, effective April 2007, to co-develop daclizumab for transplant indications.

We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues likely would increase.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	%Change	2007	2006	%Change
Cost of product sales	$16,801	$17,433	(4)%	$60,348	$61,874	(2)%
Research and development	55,964	67,514	(17)%	177,093	186,046	(5)%
Selling and marketing	20,162	15,652	29%	60,505	48,632	24%
General and administrative	19,732	14,386	37%	54,563	44,752	22%
Restructuring charges	4,545	—		6,131	—
Other acquisition-related charges	243	2,615	(91)%	1,881	5,910	(68)%
Asset impairment charges	315	1,656	(81)%	5,331	2,556	109%

Total costs and expenses	$117,762	$119,256	(1)%	$365,852	$349,770	5%

Cost of Product Sales

Cost of product sales (COS) relates to our commercial products and consists primarily of cost of goods sold, royalty expenses and amortization of product rights on the products acquired from ESP Pharma, on the product rights to Retavase, which we acquired from Centocor and re-launched in April 2005, and, beginning September 2006, on the additional rights to Cardene that we acquired from Roche. The following table summarizes COS by component, as a percentage of products sales, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold	6%	7%	10%	11%
Royalty expense	11%	9%	14%	15%
Amortization of product rights	17%	26%	17%	27%

Total cost of product sales	34%	42%	41%	53%

For the three and nine months ended September 30, 2007, COS decreased $0.6 million, or 4%, and $1.5 million, or 2%, respectively, from the comparable periods in 2006 despite net product sales increases of 19% and 25% for the same respective periods. The decreases are primarily attributable to lower amortization of product rights on an absolute basis and as a percentage of net product sales due to the $72.1 million write-down of our Retavase product intangible assets during the fourth quarter of 2006.

Cost of goods sold as a percentage of net product sales was lower in the nine months ended September 30, 2007 compared to 2006 primarily due to Retavase product-related manufacturing and inventory costs incurred in 2006. During the first nine months of 2006, our contract manufacturer for our Retavase product experienced excess costs related to manufacturing difficulties as a result of higher than expected batch failure rates. In connection with our efforts to resolve these difficulties and improve the manufacturing process, during the second quarter of 2006, we and the contract manufacturer agreed to temporarily cease Retavase product manufacturing and run three batches under change order to extensively sample and analyze the process prior to making potential improvements. We also agreed to reimburse the contract manufacturer for certain costs incurred by them and to discuss a settlement of additional costs incurred by them and additional costs that they were likely to incur in connection with the halt in manufacturing and related activities. In connection with this agreement, we recognized $2.5 million in cost of goods sold in the second quarter of 2006 to reflect our actual and accrued payments to this contract manufacturer.

During our 2006 year-end close process, we were notified of a Retavase product lot stability testing failure. Accordingly, during the fourth quarter of 2006, we recognized a $3.0 million charge in cost of goods sold related to this lot, which had a high probability of failing quality testing. However, due to the results of testing data that we received in mid-March 2007, we found that this lot was qualified for sale, and we began selling product from this lot in April 2007. During the second and third quarters of 2007, we recognized net product sales of $0.9 million and $1.1 million, respectively, from this lot, which has minimal related expenses in cost of product sales due to our write-off of the inventory in 2006.

Royalty expenses as a percentage of product sales were lower in the nine months ended September 30, 2007 than the comparable periods in 2006 due primarily to the increase in Cardene IV net product sales, on which we pay a declining tiered royalty rate as our product sales reach certain predetermined levels during each fiscal year, as discussed below. For the three months ended September 30, 2007, royalty expenses as a percentage of net product sales increased as a result of higher Busulfex net product sales as a percentage of total net product sales compared to the 2006 period, since the royalty rate on sales of Busulfex is greater than the rate for Retavase. The effective royalty rate for Cardene net product sales during the third quarter of 2007 was consistent with the effective royalty rate during the comparable period in 2006.

Amortization of product rights for the three and nine months ended September 30, 2007 was lower than in the same periods in 2006 as a result of the $72.1 million impairment charge we recognized related to our Retavase product intangible assets during the fourth quarter of 2006, which reduced amortization charges that otherwise would have been recognized in 2007 and future periods. Amortization as a percentage of product sales also decreased because the lower amortization charges were allocated over the increased product sales noted above.

For each of our three marketed products, we are obligated to make royalty payments, generally based on a percentage of net product sales. In the case of our Cardene IV product, the percentage of net product sales that we are obligated to pay within any calendar year declines as sales increase. As a result, we generally expect our royalty expense as a percentage of product sales to decrease quarter-over-quarter in each calendar year, and then increase again at the beginning of the subsequent calendar year. Excluding the impact of these royalty payments, we expect continued quarter-to-quarter variability based on product mix changes and production results, acknowledging that there is always potential for an increase in COS if we have unforeseen manufacturing, contract manufacturing, or inventory related issues. If we do not sell the rights to our Retavase product in connection with the planned sale of our commercial assets, we would expect our future cost of goods sold as a percentage of product sales for our Retavase product to increase, beginning in 2009, in connection with increased manufacturing costs under an amended supply agreement with our contract manufacturer.

During the third quarter of 2007, our contract manufacturer for our Retavase product notified us of potential batch failures, and we responded with a temporary hold on future production. We are working together with our contract manufacturer to investigate whether or not these lots have failed specification. We expect the investigation to be completed by early 2008. Under our contract, we are obligated to pay for the costs associated with manufacturing failures in certain circumstances. Although we are unsure of the outcome of our investigation, we believe our maximum exposure for incremental costs related to these lots, if all lots in question fail, is approximately $5.4 million. As the failure of these lots is not probable at this time, we have not accrued any amounts in our financial statements to reserve for the potential failure of these lots as of September 30, 2007. While we may experience failures with our current Retavase production, we estimate that our current levels of Retavase inventory will be sufficient to satisfy our customers’ demand through at least the first quarter of 2010.

Research and Development

Our research and development activities include research, process development, pre-clinical development, manufacturing, and clinical development, which activities generally include regulatory, safety, medical writing, biometry, U.S. and European clinical operations, compliance, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to clinical research organizations and clinical investigator fees, monitoring costs, data management and drug supply costs, research and development funding provided to third parties, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs.

Research and development expenses in the third quarter of 2007 decreased by $11.6 million, or 17%, compared to the corresponding quarter of 2006, primarily due to decreases in our licensing costs of $7.0 million and decreases in our clinical development costs for our major research and development projects of $7.0 million, partially offset by higher facilities costs of $4.0 million. Our third quarter licensing costs in 2006 included a one-time cost of $5.6 million relating to our acquisition of certain Cardene-related rights from Roche. The increase in facilities costs is attributable to the higher rent and other facility-related expenses related to the facilities at our new corporate headquarters in Redwood City, and because we were partially occupying our previous headquarters during the three months ended September 30, 2007.

For the nine months ended September 30, 2007, research and development expenses decreased $9.0 million, or 5%, compared to the corresponding period of 2006, primarily due to decreases in research funding and licensing fees of $8.4 million and clinical development costs of $9.5 million. These decreases were partially offset by higher facilities charges of $8.1 million relating to higher rent and other facility-related expenses related to the facilities at our new headquarters in Redwood City, and because we were still partially occupying our previous headquarters during the three months ended September 30, 2007. In addition, outside consulting services increased by $1.1 million in the comparable periods.

The table below summarizes the research and developments costs, including research, process development, pre-clinical development, manufacturing and clinical development, for those programs or products that comprised more than 5% of total research and development expenses for either period presented. The stage of development for each of our products in clinical development is also indicated when such information has been publicly disclosed.

		Phase of Development		Estimated Completion of Phase	Research and Development Expenses for the Nine Months Ended September 30,
Program/Product	Description/Indication		Collaborator		2007	2006
					(in thousands)
Nuvion (visilizumab)					$36,647	$40,472
	IV steroid-refractory ulcerative colitis	Program terminated	—	—

	Crohn’s disease	Phase 2 being evaluated	—	Not yet disclosed
Daclizumab					20,168	41,023
	Asthma	Phase 2 being evaluated	—	Not yet disclosed

	Multiple sclerosis	Phase 2 ongoing partnership	Biogen Idec	Not yet disclosed

	Transplant maintenance	Phase 2 advancement pending partnership	—	Not yet disclosed

PDL192	Solid tumors	Pre-IND	—	2008	21,753	3,007

Volociximab	Solid tumors	Phase 2	Biogen Idec	Not yet disclosed	13,929	17,783

HuLuc63	Multiple myeloma	Phase 1	—	Not yet disclosed	16,298	12,723
Ularitide (1)					11,104	16,067
	Acute decompensated heart failure	Phase 1 (US)	—	Not yet disclosed
		Phase 2 (EU)	—	Completed

Cardene (nicardipine hydrochloride) (2)	Acute hypertension	Marketed; Pediatric exclusivity Phase 3 in process of commencing	—	Not yet disclosed	12,078	3,070

Other Program-Related Costs (3)	Multiple programs and products	—	—	—	3,132	7,083
Non-Program-Related Costs(4)	—	—	—	—	41,984	44,818

Total Research and Development Expenses					$177,093	$186,046

(1)

We acquired worldwide development and commercialization rights to this product pursuant to our acquisition of ESP Pharma in the first quarter of 2005. We had been planning to initiate a two-study, 3,300-patient Phase 3 trial in Europe; however, advancement of the European-focused Phase 3 trials of ularitide in this patient population is on hold while we pursue a sale of the rights to the product. In parallel, we continue to conduct activities to preserve the value of the program, including a dose-ranging Phase 1 trial of ularitide in patients with acute decompensated heart failure in the U.S.

(2)

We have initiated a lifecycle management program, within our development groups, for our marketed drug Cardene. Within the scope of this plan are efforts on new formulations and presentation of the product, as well as clinical trial work in pediatric populations. We continue to conduct activities to preserve the value of the program until a sale of the product or of the Company is completed.

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

Selling and marketing expenses for the three months ended September 30, 2007 increased 29% to $20.2 million from $15.7 million during the comparable period in 2006. This increase was primarily due to increases in personnel-related expenses of $2.9 million principally as a result of increased headcount and higher salaries and commissions, as well as increases in marketing-related consulting expenses of $0.7 million and facilities costs of $0.5 million.

For the nine months ended September 30, 2007, selling and marketing expenses increased 24% to $60.5 million from $48.6 million during the comparable period in 2006. This increase was primarily due to increases in personnel-related expenses of $6.0 million, marketing-related consulting costs of $3.3 million, and facility-related expenses of $1.5 million.

General and Administrative Expenses

General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative functions, clinical affairs, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs.

General and administrative expenses for the three months ended September 30, 2007 increased 37% to $19.7 million from $14.4 million during the comparable period in 2006. This increase was primarily due to increases in consulting and legal costs of $3.5 million, principally in support of our efforts to improve our portfolio management and allocation process and to enforce our intellectual property rights, and personnel-related expenses of $1.1 million. In addition, in the third quarter of 2007, general and administrative expenses included $1.0 million in costs related to idle manufacturing capacity at our Brooklyn Park manufacturing facility, while no such costs were included during the comparable 2006 period. Our Brooklyn Park facility, which was placed into service in July 2006, is qualified to manufacture clinical development products. Currently, this facility has capacity greater than our current manufacturing demands and, therefore, we had idle manufacturing capacity during the third quarter of 2007, the costs of which we recorded as general and administrative expenses. Similar reclassifications of idle manufacturing capacity costs to general and administrative costs also were made in the first and second quarters of 2007.

For the nine months ended September 30, 2007, general and administrative expenses increased 22% to $54.6 million from $44.8 million during the comparable period in 2006. This increase was primarily due to increases in consulting and legal costs of $6.4 million and costs related to idle manufacturing capacity at our Brooklyn Park manufacturing facility of approximately $3.8 million. These increases were partially offset by decreases in information technology costs of $1.6 million.

Other Acquisition-related Charges

Other acquisition-related charges represent costs incurred that relate to ESP Pharma operations prior to our acquisition of the business and sales returns of our Retavase product from sales made prior to our acquisition of the rights to the Retavase product in March 2005. These costs primarily relate to product sales returns, but also include charges for uncollectible accounts receivable and other miscellaneous liabilities related to pre-acquisition ESP Pharma operations. As the product sales returns directly relate to operations prior to our acquisitions of ESP Pharma and the rights to the Retavase product, we recognize them as operating expenses rather than as a reduction to product sales. We recognize other acquisition-related charges under the specific identification method. We recognized a total of $0.2 million in other acquisition-related charges in the third quarter of 2007 compared to $2.6 million in the corresponding quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, we recognized $1.9 million and $5.9 million, respectively. Charges were lower in 2007 because we received fewer product returns related to sales made prior to our acquisitions of ESP Pharma and the rights to the Retavase product.

Asset Impairment Charges

During the three months ended September 30, 2007, we recognized a charge of $0.3 million to write off a particular software application that we no longer expect to utilize. During the second quarter of 2007, we commenced a plan to sell two buildings that comprised part of our former corporate headquarters in Fremont, California. Based on our estimate of fair value, we concluded that the net carrying value of the related assets was impaired as of June 30, 2007, and we recognized an impairment charge of $5.0 million to reduce the carrying value of the buildings to fair value, less costs to sell (as reflected in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007). The sale of this property was completed in October 2007. The asset impairment charges recognized during the nine-month period ended September 30, 2006 related to the write-off of the carrying amount of certain licensed research technology of $0.9 million and the impairment of one of our intangible assets related to the distribution of our Retavase product of $1.7 million.

Restructuring Charges

Commercial Restructuring

In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. As a result of this new strategic focus, we communicated our intent to sell certain of our assets that were not aligned with this new strategic direction. Specifically, we announced (i) our intent to sell our commercial-related assets, including our Cardene, Retavase and IV Busulfex product rights, as well as the rights to our ularitide development-stage cardiovascular product (collectively, our Commercial and Cardiovascular Assets), (ii) our plans to eliminate approximately 250 employment positions that support the Commercial and Cardiovascular Assets upon or after the completion of the planned sale(s) and (iii) our plans to conduct a thorough review of our organization, in connection with which we anticipated a sizeable workforce reduction, to ensure that our structure and scope of operations were appropriately aligned with our new strategy.

In August 2007, based on retention and severance plans approved by the Compensation Committee of our Board of Directors, we committed to provide certain severance benefits to those employees who would be impacted in connection with the potential future sale of the Commercial and Cardiovascular Assets (the Commercial Employees). All communications to the approximately 250 Commercial Employees of these benefits took place prior to the end of August 2007, including the amount of severance to which the employees would be entitled upon termination in the event they are not offered a comparable position by us or the acquiring entity, which is generally 12 weeks of salary and medical benefits along with up to three months of outplacement services. In October 2007, also in connection with our evaluation of strategic alternatives, we announced a broader plan to actively seek offers for a sale of our entire Company or of our key assets. Because it is not certain that a sale of the Commercial and Cardiovascular Assets will take place, nor is it certain which or how many employees would be eligible for the severance benefits, we have not accrued any severance payments related to the expected termination of these employees during the third quarter of 2007.

In addition to the severance program discussed above, we also have provided retention bonuses for certain Commercial Employees during this transition period, which are payable on the earlier of June 30, 2008 or the date on which the Commercial Employee’s employment with us is terminated because we eliminated their position in connection with the sale of the Commercial and Cardiovascular Assets. We are accruing the liability over the period from the date the program was approved through the estimated service period for the Commercial Employees. The total retention bonus is approximately $3.4 million, and we have recognized $0.7 million during the third quarter of 2007, which has been classified as research and development expenses, general and administrative expenses and selling and marketing expenses in the financial statements.

Manufacturing Restructuring

In late September 2007, the Board of Directors formally approved a workforce reduction related to our manufacturing operations. Prior to September 30, 2007, we informed employees that any employees subject to a termination in restructuring would be eligible for a package consisting of severance payments of generally twelve weeks of salary and medical benefits along with up to three months of outplacement services. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. As of September 30, 2007, the restructuring plan met the criteria for us to record a liability under Financial Accounting Standards Board (FASB) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FASB 146). We accrued a liability of $3.3 million as of September 30, 2007, consisting of $2.4 million of post-termination severance costs and $0.9 million of salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.

Facilities Related

During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and we recognized a restructuring charge of approximately $1.2 million.

In addition, during the second quarter of 2007, we ceased use of one of our facilities in Plymouth, Minnesota. We recognized restructuring costs of approximately $1.6 million during the second quarter of 2007.

The following table summarizes the total charges discussed above, as well as the reserve balance at September 30, 2007:

(in thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,289	2,842	6,131
Payments	—	(342)	(342)
Interest expense	—	38	38

Balance at September 30, 2007	$3,289	$2,538	$5,827

Interest and Other Income, Net and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	%Change	2007	2006	%Change
Interest and other income, net	$5,378	$5,042	7%	$15,341	$12,436	23%
Interest expense	(3,284)	(3,693)	(11)%	(10,268)	(9,465)	8%

Total interest and other income, net and interest expense	$2,094	$1,349	55%	$5,073	$2,971	71%

Interest income for the three and nine months ended September 30, 2007 increased from the comparable periods in 2006 due to the increased interest earned on our cash, cash equivalents and marketable securities balances primarily as a result of higher interest rates and higher invested balances.

Interest expense for the three and nine months ended September 30, 2007 primarily represents interest payable on our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes). Interest expense increased during the 2007 periods due to a lower amount of interest capitalized as part of our construction projects in 2007 when compared to 2006.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Subsequent to our adoption of FIN 48, we have unrecognized tax benefits totaling approximately $9.1 million.

The future impact of the unrecognized tax benefit of $9.1 million, if recognized, is as follows: approximately $0.1 million would affect the effective tax rate; approximately $0.6 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and approximately $8.4 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Condensed Consolidated Statement of Operations and totaled approximately $0.1 million for the nine months ended September 30, 2007. Accrued interest and penalties were approximately $0.6 million and $0.5 million as of December 31, 2006 and September 30, 2007, respectively.

In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Income tax expenses during the three and nine months ended September 30, 2007 were primarily related to federal alternative minimum tax, state taxes and foreign taxes on income earned by our foreign operations, which were reduced by interest accrued related to the lapsing of certain contingent liabilities of ESP Pharma for the tax year ended December 31, 2003 Income tax expenses for the three and nine months ended September 30, 2006 were primarily related to federal alternative minimum and foreign taxes on income earned by our foreign operations, which were reduced by a state tax benefit from the net the lapsing of certain contingent liabilities of ESP Pharma for the tax year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license, collaboration and other revenues under agreements with third parties, interest income on invested capital and, beginning in March 2005, product sales. At September 30, 2007, we had cash, cash equivalents, marketable securities and restricted cash and investments in the aggregate of $409.5 million, compared to $426.3 million at December 31, 2006.

Net cash provided by operating activities for the nine months ended September 30, 2007 was approximately $41.7 million, compared to net cash provided by operating activities of $76.3 million in the corresponding period in 2006. The $41.7 million net cash provided by operating activities in the first nine months of 2007 was primarily attributable to our product sales and royalty revenues, which were offset partially by the increase in spending related to higher personnel costs to support our advancing clinical programs and sales and marketing activities.

Net cash used in investing activities was $32.9 million for the nine months ended September 30, 2007, compared to $76.8 million in the comparable period in 2006. The $32.9 million net cash used for investing activities in the first nine months of 2007 was primarily attributable to $82.5 million in capital expenditures, which were primarily related to leasehold improvements for our new corporate headquarters in Redwood City, California, partially offset by $59.3 million in net maturities over purchases of available-for-sale marketable securities. Our cash flows from investing activities in the fourth quarter of 2007 will include gross proceeds of approximately $20.9 million from the sale of real property we owned in Fremont, California, on which two of our previous headquarters’ buildings were located. In connection with the sale of this property, we received gross proceeds of approximately $20.9 million and, after repayment of the underlying mortgage and other closing costs, net proceeds of $13.2 million. We expect to substantially complete the leasehold improvements for our new corporate headquarters by the end of 2007, after which we expect capital expenditure levels to decline significantly.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $22.2 million, equal to the comparable period in 2006. The $22.2 million net cash provided by financing activities in the first nine months of 2007 was primarily due to proceeds of $22.1 million from the issuance of our common stock in connection with option exercises.

We estimate that our existing capital resources will be sufficient to fund our operations over the next year and the foreseeable future. Our future capital requirements will depend on numerous factors, as described below, although the sale of one or all of our key assets could fundamentally change how we fund our operations as, depending on the assets sold, we may no longer receive cash related to royalties or cash from the sale of our commercial products after the closing of such potential sale(s). Such factors that impact our future capital requirements include, among others, any potential future transaction to sell either the entire company or one or all of our key assets; continued growth in sales of our marketed products; royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis, Tysabri and Xolair; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; significant resources we devote to constructing and qualifying our Redwood City, California facility; significant resources we will need to expend to update or modify our manufacturing facilities as new products are introduced or manufacturing processes are revised; significant resources we will need to expend in the long term to refurbish or replace our manufacturing facilities due to obsolescence; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; successful integration of acquired businesses, including the transition to us of existing relationships with partners, distributors, third-party vendors, manufacturers, and customers of acquired companies; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of September 30, 2007 are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$5,787	$7,261	$6,919	$64,164	$84,131
Long-term liabilities (1)	10,604	10,734	7,718	42,340	71,396
Convertible notes	11,875	273,748	257,500	—	543,123
Construction contracts and equipment	12,739	—	—	—	12,739
Contract manufacturing (2)	41,283	6,774	—	—	48,057

Total contractual obligations	$82,288	$298,517	$272,137	$106,504	$759,446

(1)	Includes lease payments related to our Lab Building in Redwood City, California, payments related to the defeasance in October 2007 of our mortgage related to the sale of the buildings we owned in Fremont, California, post-retirement benefit obligations and the milestone payments related to our purchase from Roche of product-related rights to Cardene.

(2)	Includes a $15 million milestone payment payable to Centocor related to a technology transfer milestone under our agreement to purchase rights to Retavase in March 2005. We expect that Centocor will achieve such milestone during the first half of 2008 and, at that time, such amount would become due and payable.

In addition to the amounts disclosed in the table above, we have committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of September 30, 2007. We estimate that such milestones that could be due and payable over the next year approximate $2 million and milestones that could be due and payable over the next three years approximate $4 million.

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

On August 28, 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced our intent to sell our commercial and cardiovascular assets, which include our Cardene, Retavase and IV Busulfex commercial products and our ularitide development-stage cardiovascular product. The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit.

On October 1, 2007, we further announced that we were seeking the sale of our entire Company or of our key assets, which decision was also the result of the ongoing evaluation of strategic alternatives being conducted by our management and Board of Directors. We have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders. The goal of maximizing stockholder value will drive any decisions we make regarding specific deal structures or transactions we may enter into. We can provide no assurances that we will be able to negotiate the sale of the Company or its key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all or that we will pursue any particular transaction structure. We have engaged the investment banking firm Merrill Lynch & Co. to advise us as we review and evaluate transaction proposals that we may receive. We do not intend to disclose further information regarding the status of our efforts until we enter into a definitive agreement or agreements, or until the process otherwise has been completed.

The risks factors set forth below include risks and forward-looking statements related to our business as we are currently operating it. Any disposition of key assets by us would likely significantly impact the scope of our operations and the risks that we face and certain of the risk factors set forth below would no longer apply to us.

We may not be able to negotiate the sale of the Company or our key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all, and our Board of Directors may determine during and as a result of the process that we should continue to execute on a stand-alone strategy.

We are in the process of seeking the sale of our entire Company or of our key assets. To date, we have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders. The goal of maximizing stockholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of the Company or its key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all or on terms which meet our or our investors’ expectations regarding the value of the company as a whole or its key assets or that we will pursue any particular transaction structure. In addition, we may determine during and as a result of the process that, based on the terms that may be offered for the sale of the Company or our key assets, or upon conditions that may be imposed or may not be satisfied, as well as upon our Board of Directors’ assessment of the stand-alone value of the Company, we should continue to execute on a stand-alone strategy because that strategy would maximize stockholder value.

Even if we are able to negotiate and enter into a definitive agreement for the sale of the Company or any of our key assets, including any of our commercial and cardiovascular assets, on terms acceptable to us, we may not be able to consummate the transaction contemplated by the definitive agreement.

Even if we are able to negotiate and enter into a definitive agreement for the sale of the Company or any of our key assets, including any of our commercial and cardiovascular assets, on terms acceptable to us, the consummation of the transaction contemplated by the definitive agreement would likely be subject to the satisfaction of various conditions and contingencies, which may not be met and could result in our not being able to consummate the transaction contemplated by the definitive agreement. These conditions and contingencies customarily include the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of l976 or receipt of approval from foreign antitrust authorities and the receipt of consents from third parties, especially in asset sales transactions such as the planned sale of our commercial and cardiovascular related assets in which third parties may have the right to not consent to the transfer of contractual rights.

The process of pursuing multiple strategic transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.

The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and discussions with and document production to potential buyers, and the evaluation of bids from potential buyers. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken entails our pursuing multiple strategic transactions simultaneously, including the sale of our commercial and cardiovascular assets in one or more sales transactions and the sale of the entire company, in auction processes. The diversion of our management’s and employees’ attention to these processes may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers.

We have increased our expenditures for professional services in connection with our pursuit of offers for the sale of our entire Company or of our key assets, including for legal and accounting services. We also have engaged the investment banking firm Merrill Lynch & Co., which will receive fees upon the completion of certain strategic transactions we may execute, to advise us as we review and evaluate transaction proposals that we may receive.

The process of transitioning to our new strategy to focus on the discovery and development of novel antibodies in oncology and select immunological diseases may disrupt our operations and make more difficult our ability to attract and retain key employees.

In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. As a result of this strategic focus, which does not include cardiovascular disease, we decided to pursue the sale of our commercial and cardiovascular assets. We expect to eliminate approximately 250 employment positions that support our commercial and cardiovascular assets upon or after the completion of the planned sale(s) of our commercial and cardiovascular assets. We also anticipated at that time a sizeable workforce reduction, to ensure that our structure and scope of operations are appropriately aligned with our new strategy, and, consistent with that, implemented a reduction in force in our manufacturing area in October 2007 and eliminated 104 employment positions. We have determined not to undertake additional reductions in force while we pursue the sale of the Company or of our key assets; however, if we conclude our process of seeking the sale of our entire Company or of our key assets and determine to execute on a stand-alone strategy to maximize stockholder value, we expect that we would likely need to implement a further reduction in force at that time. While we are focused on taking steps to retain key employees, these changes and the uncertainty regarding the timing and effect of any of the strategic transactions we are pursuing has and may continue to result in the loss of, or our inability to attract and retain, key employees. The loss of employees could adversely impact our ongoing operations or our ability to effectively implement strategic transactions.

We have a history of operating losses and may not achieve sustained profitability.

In general, our expenses have exceeded our revenues. As of September 30, 2007, we had an accumulated deficit of $575.8 million. While we may reduce expenses in the near-term, over the long-term, we expect our expenses to continue on average to increase primarily because of the extensive resource commitments required to achieve regulatory approval of potential products and commercial success for our products, including additional products that we may develop or acquire. For example, we plan to continue to expend substantial amounts to invest in life-cycle management initiatives for our existing products, develop and manufacture potential products, invest in research and improve and expand our manufacturing, marketing and sales capabilities. Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, we may not sustain positive cash flow from operations as we have projected and our expenses may continue to exceed our revenues.

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

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to continue to market and sell our products;

•	the response of wholesalers to announced or anticipated price changes for our products;

•	changes in the purchase practices of our wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved licensed products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the occurrence of key events under collaborative arrangements, including milestones, development decisions or program or collaboration terminations;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for taxes;

•	the effect of new accounting pronouncements or interpretations of existing guidance; and

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

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it in March 2005. For example, our Cardene product sales, net, accounted for approximately 22% of total revenues in 2005, 26% of total revenues in 2006 and 31% of total revenues for the nine months ended September 30, 2007. However, our Cardene IV product faces competition from branded and generic intravenous anti-hypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the growth rates we have experienced since March 2005 even as we continue to commit extensive sales and marketing resources to our Cardene IV product. Some of our competitors have substantially greater resources than we do, more experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and superior personnel resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Our patent protection in the United States on our Cardene IV product expires in November 2009. Although we are working on Cardene lifecycle management initiatives, including a study in pediatric patients which began in October 2007, we may not succeed in these efforts and we may not be able to continue to sustain or grow our Cardene-related revenues even if we are successful in our lifecycle initiatives. If we do not succeed in these lifecycle management initiatives, we expect that revenue from our Cardene IV product would materially decline after November 2009 when our patent protection expires.

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

We sell our products to a limited number of wholesalers whose buying and return patterns could cause our product revenues to fluctuate from quarter to quarter.

We sell our products primarily to a limited number of pharmaceutical wholesalers in the United States. During the quarter ended September 30, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 94% of our gross product sales and 86% of our accounts receivable at September 30, 2007 were from product sales to these wholesalers. Our reliance on a small number of wholesalers could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers.

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

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of September 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change.

Our humanization patents, which are of significant value to us, are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for approximately 46% of total revenues in 2005, 44% of total revenues in 2006 and 51.4% of total revenues for the nine months ended September 30, 2007. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent a significant portion of our total revenues until our Queen patents expire in 2014.

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

In the quarter ended September 30, 2007, our product sales accounted for 44% of our total revenues. We expect that revenues from our product portfolio will continue to represent a significant and possibly growing portion of our total revenues. The patents that we own or hold licenses to that cover our Cardene, IV Busulfex and Retavase products, our marketed products, will expire between late 2009 and 2014. We are developing or may develop new dosage forms, formulations or manufacturing processes and we are identifying or may identify new indications for these products or otherwise develop new intellectual property with respect to these products. As a result of these efforts, we may secure additional or extended patent or marketing or other nonpatent statutory exclusivity rights. If obtained, these additional rights may extend the life cycle of these products and permit us to maintain or expand our position in the marketplace and sustain our revenue stream from the sale of these products. If we do not succeed in our efforts to effectively extend the life cycle of any of these products, we likely would be exposed to significantly more competition from generic versions of these products upon expiration of the patents that cover these products. Competition from generic forms of any of our products likely would cause significant declines in the amount of revenues and profit margins we recognize from the sale of that product.

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

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. For example, in August 2007, we announced that we would terminate the phase 3 program of our Nuvion® (visilizumab) antibody in intravenous steroid-refractory ulcerative colitis because data from treated patients showed insufficient efficacy and an inferior safety profile in the visilizumab arm compared to IV steroids alone.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. If we obtain a fast track designation from the FDA for any of our development stage products, this designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any fast track designation it has granted at any time which could delay the approval process. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that a product will receive regulatory approval.

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

To be successful, we must attract and retain qualified clinical, manufacturing, commercial, scientific and management personnel. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We continue to seek to hire and retain key personnel; however, we face significant competition for experienced personnel. We believe that the move of our corporate headquarters from Fremont, California, to Redwood City, California, which began in September 2007 and we expect will be completed in December 2007, has caused, and may continue to cause over the medium term, employee turnover to increase because our new headquarters is 12 miles away from our former headquarters and on the other side of the San Francisco Bay, which has increased and will increase the commute time of the many employees that reside in and around Fremont, California, and the greater East Bay Area of the San Francisco Bay Area. In addition, the public discourse of certain stockholders who disagree with our strategy has impacted and may continue to impact our ability to recruit key employees and may impact our ability to retain key employees. Also, we believe our recent announcements of our plan to sell our Commercial and Cardiovascular Assets and the entire Company or our key assets has caused attrition to increase because of employees’ uncertainty regarding the continuation of employment in any of these planned transactions. We have put in place certain severance and retention programs in an effort to mitigate the number of voluntary terminations, however, our programs may not provide effective incentive to employees to stay with us.

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

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007 and September 30, 2007.

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

For example, earlier in 2006, we encountered manufacturing challenges for our Retavase product and temporarily ceased manufacturing of the Retavase product to run test batches to analyze and improve the manufacturing process. In connection with these efforts, we also negotiated an amended supply agreement with our contract manufacturer pursuant to which our expected manufacturing costs will increase. These cost increases prompted us to conduct an asset impairment analysis and, in the fourth quarter of 2006, we recognized a $72.1 million asset impairment charge to our Retavase product rights intangible assets. In addition, during the third quarter of 2007, our contract manufacturer for our Retavase product notified us of potential batch failures, and we responded with a temporary hold on future production. Although we believe we have inventory of our Retavase product on hand to meet expected demand through at least the first quarter of 2010, if these batches fail and we are unable to resolve the underlying manufacturing issues which may exist and manufacture additional product, we may be unable to meet demand for our product in the longer term. We are working together with our contract manufacturer to investigate whether or not these lots have failed specification and expect to complete this investigation by early 2008. Although we are unsure of the outcome of our investigation, we believe our maximum exposure for incremental costs related to these lots, if all lots in question fail, is approximately $5.4 million. As the failure of these lots is not probable at this time, we have not accrued any amounts in our financial statements to reserve for the potential failure of these lots as of September 30, 2007.

Also, in September 2007, we were notified that the FDA determined to not allow the issuance of export certificates for products manufactured by our contract manufacturer for IV Busulfex because of outstanding cGMP compliance issues at our contract manufacturer, which are not specific to our IV Busulfex product. In the near term, we expect that the FDA’s decision will slow our introduction of our new vial configuration in several international territories for which export certificates are required. If our contract manufacturer is not able to resolve these issues with the FDA in the longer term and we are unable to negotiate with the FDA any exception to the FDA’s decision to not issue export certificates, our inability to renew export certificates for our ampoule configuration or obtain export certificates for our new vial configuration could adversely affect and limit our international sales of our IV Busulfex product.

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

We do not have experience in manufacturing commercial supplies of our potential products, nor do we currently have sufficient facilities to manufacture all of our potential products on a commercial scale. To obtain regulatory approvals and to create capacity to produce our products for commercial sale ourselves at an acceptable cost, we will need to improve and significantly expand our manufacturing capabilities. Our current plans are to use our manufacturing plant in order to manufacture initial commercial supplies of daclizumab. Our ability to file for, and to obtain, regulatory approvals for such products, as well as the timing of such filings, will depend on our ability to successfully operate our manufacturing plant. We may encounter problems with the following:

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

At September 30, 2007, we had approximately $651.5 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

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

Holders of the 2005 Notes may require us to purchase all or any portion of their 2005 Notes upon a fundamental change, which generally is defined as the occurrence of any of the following: (1) our common stock is not traded on a national securities exchange or listed on The Nasdaq Global Select Market; (2) any person acquires more than 50% of the total voting power of all shares of our capital stock; (3) certain mergers, consolidations, sales or transfers involving us occur; or (4) our Board of Directors does not consist of continuing directors. In certain situations, holders of the 2005 Notes will not have a repurchase right even if a fundamental change has occurred. In addition, we may not have sufficient cash funds to repurchase the 2005 Notes upon such a fundamental change. Although there are currently no restrictions on our ability to pay the purchase price, future debt agreements may prohibit us from repaying the purchase price. If we are prohibited from repurchasing the 2005 Notes, we could seek consent from our lenders at the time to repurchase the 2005 Notes. If we are unable to obtain their consent, we could attempt to refinance their debt. If we were unable to obtain consent or refinance the debt, we would be prohibited from repurchasing the 2005 Notes upon a fundamental change, which could limit our ability to effect such fundamental change. If we were unable to purchase the 2005 Notes upon a fundamental change, it would result in an event of default under the indenture. An event of default under the indenture could result in a further event of default under our other then-existing debt. In addition, the occurrence of the fundamental change may be an event of default under our other debt, which could have a significant adverse affect on our financial condition.

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

•	the cost and outcomes of regulatory submissions and reviews;

•	the continuation or termination of third party manufacturing or sales and marketing arrangements;

•	the cost and effectiveness of our sales and marketing programs;

•	the status of competitive products;

•	our ability to defend and enforce our intellectual property rights; and

•	our ability to extend the patent protection of our currently marketed products; and

•	the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

Our common stock price is highly volatile and an investment in our company could decline in value.

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2007 to September 30, 2007, our common stock closed as high as $27.70 per share and as low as $18.26 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

We are not fully utilizing our manufacturing facility in Brooklyn Park, Minnesota, and future events could cause us to reduce our expectations regarding the utilization of this facility.

During the third quarter of 2007, due to a significant drop in the expected near-term utilization of our manufacturing facility in Brooklyn Park, Minnesota, we believed an impairment indicator existed related to our manufacturing assets. Accordingly, under SFAS 144, we prepared an undiscounted cash flow analysis and as a result, concluded that the carrying value of the Brooklyn Park facilities was not impaired as of September 30, 2007. In preparing this analysis, we were required to estimate the future cash flows to be received and paid to operate this facility over the remainder of its economic life and actual future events could differ from our estimates. In the event that future cash flows deviate significantly from our estimates, this may result in the recognition of an impairment charge for this facility in a future period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During and in connection with our review of the results of operations for the quarter ended June 30, 2007, we identified deficiencies in the design and operation of controls related to the financial statement close process, the aggregation of which was considered to be a material weakness. These deficiencies related to the completeness of clinical trial accruals, the classification of expenses on the statement of operations, the evaluation of the accounting for certain contractual lease provisions and the completeness and accuracy of periodic asset impairment analyses. As a result, adjustments were made to correct identified errors in the consolidated financial statements for the three and six months ended June 30, 2007 related to accrued liabilities, research and development expenses, general and administrative expenses and asset impairment charges.

We have taken steps to remediate the deficiencies that gave rise to this material weakness in the quarter ended June 30, 2007. However, due to the identification of an additional deficiency in the operation of controls related to our financial statement close process in the quarter ended September 30, 2007, specifically related to the calculation of a compensation-related accrual, we have not remediated the material weakness in the operation of the controls over our financial statement close process as of September 30, 2007. As a result, an adjustment to correct an identified error was recorded in the consolidated financial statements for the three and nine months ended September 30, 2007 related to accrued compensation.

We have discussed these matters with our independent registered public accounting firm and our Audit Committee. We have implemented additional controls related to our clinical trial accruals process to ensure all costs associated with CRO services incurred on our behalf are properly identified and recorded each period. In addition, we have started to implement a plan to complete more detailed reviews of our expense classification during our financial statement close process, and have also performed a retrospective review of our lease agreements and we plan to ensure the effective operation of our accounting review of new contractual agreements. We have also performed a review of our other compensation related accrual calculations for the period, and plan to ensure the effective operation of our internal review process for all accrual calculations going forward, compensation related or otherwise.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Infringement Suit Against Sun Pharmaceutical

In March 2007, we received a letter from Sun Pharmaceutical Industries Ltd. (Sun) purporting to be a Notice of Certification (the Paragraph IV Certification) with respect to an Abbreviated New Drug Application (ANDA) Sun filed with the FDA seeking approval to sell in the United States generic injectable nicardipine hydrochloride. Sun claimed in the Paragraph IV Certification that neither the manufacture, use nor sale of Sun’s ANDA product would infringe our United States Patent Number 5,164,405, titled “Nicardipine pharmaceutical composition for parenteral administration” (the ‘405 Patent). In April 2007, we filed a patent infringement lawsuit in the United States District Court for the District of New Jersey (New Jersey Court) against Sun seeking, among other things, to enjoin Sun’s infringement of our ‘405 Patent and to stay any sale of Sun’s ANDA product until at least the expiration of our ‘405 Patent. Shortly after filing this patent infringement lawsuit in the New Jersey Court, we filed a nearly identical patent infringement lawsuit in the United States District Court for the Eastern District of Michigan as a protective measure to preserve certain of our rights under the Hatch-Waxman Act in the unlikely event that personal jurisdiction was not established in New Jersey. In July 2007, Sun consented to jurisdiction in New Jersey, however, Sun also filed a motion to transfer the New Jersey case to the Eastern District of Michigan. We opposed the motion to transfer and the motion to transfer the New Jersey case to the Eastern District of Michigan was denied. In August 2007, the discovery stage of this litigation began. We intend to vigorously assert our rights under the ‘405 Patent in this litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 except that:

•	We added the first five risk factors in this Item 1A.

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

•	We also revised the other risk factors listed below that are not identified in the above bullets in this Item 1A.

We may not be able to negotiate the sale of the Company or our key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all, and our Board of Directors may determine during and as a result of the process that we should continue to execute on a stand-alone strategy.

We are in the process of seeking the sale of our entire Company or of our key assets. To date, we have not entered into any agreement for the sale of the Company or any of our key assets or decided on which transactions or transaction structures would most benefit stockholders. The goal of maximizing stockholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of the Company or its key assets, including our commercial and cardiovascular assets, on terms acceptable to us or at all or on terms which meet our or our investors’ expectations regarding the value of the company as a whole or its key assets or that we will pursue any particular transaction structure. In addition, we may determine during and as a result of the process that, based on the terms that may be offered for the sale of the Company or our key assets, or upon conditions that may be imposed or may not be satisfied, as well as upon our Board of Directors’ assessment of the stand-alone value of the Company, we should continue to execute on a stand-alone strategy because that strategy would maximize stockholder value.

Even if we are able to negotiate and enter into a definitive agreement for the sale of the Company or any of our key assets, including any of our commercial and cardiovascular assets, on terms acceptable to us, we may not be able to consummate the transaction contemplated by the definitive agreement.

Even if we are able to negotiate and enter into a definitive agreement for the sale of the Company or any of our key assets, including any of our commercial and cardiovascular assets, on terms acceptable to us, the consummation of the transaction contemplated by the definitive agreement would likely be subject to the satisfaction of various conditions and contingencies, which may not be met and could result in our not being able to consummate the transaction contemplated by the definitive agreement. These conditions and contingencies customarily include the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or receipt of approval from foreign antitrust authorities and the receipt of consents from third parties, especially in asset sales transactions such as the planned sale of our commercial and cardiovascular related assets in which third parties may have the right to not consent to the transfer of contractual rights.

The process of pursuing multiple strategic transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.

The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and discussions with and document production to potential buyers, and the evaluation of bids from potential buyers. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken entails our pursuing multiple strategic transactions simultaneously, including the sale of our commercial and cardiovascular assets in one or more sales transactions and the sale of the entire company, in auction processes. The diversion of our management’s and employees’ attention to these processes may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers.

We have increased our expenditures for professional services in connection with our pursuit of offers for the sale of our entire Company or of our key assets, including for legal and accounting services. We also have engaged the investment banking firm Merrill Lynch & Co., which will receive fees upon the completion of certain strategic transactions we may execute, to advise us as we review and evaluate transaction proposals that we may receive.

The process of transitioning to our new strategy to focus on the discovery and development of novel antibodies in oncology and select immunological diseases may disrupt our operations and make more difficult our ability to attract and retain key employees.

In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunological diseases. As a result of this strategic focus, which does not include cardiovascular disease, we decided to pursue the sale of our commercial and cardiovascular assets. We expect to eliminate approximately 250 employment positions that support our commercial and cardiovascular assets upon or after the completion of the planned sale(s) of our commercial and cardiovascular assets. We also anticipated at that time a sizeable workforce reduction, to ensure that our structure and scope of operations are appropriately aligned with our new strategy, and, consistent with that, implemented a reduction in force in our manufacturing area in October 2007 and eliminated 104 employment positions. We have determined not to undertake additional reductions in force while we pursue the sale of the Company or of our key assets; however, if we conclude our process of seeking the sale of our entire Company or of our key assets and determine to execute on a stand-alone strategy to maximize stockholder value, we expect that we would likely need to implement a further reduction in force at that time. While we are focused on taking steps to retain key employees, these changes and the uncertainty regarding the timing and effect of any of the strategic transactions we are pursuing has and may continue to result in the loss of, or our inability to attract and retain, key employees. The loss of employees could adversely impact our ongoing operations or our ability to effectively implement strategic transactions.

We are not fully utilizing our manufacturing facility in Brooklyn Park, Minnesota, and future events could cause us to reduce our expectations regarding the utilization of this facility.

During the third quarter of 2007, due to a significant drop in the expected near-term utilization of our manufacturing facility in Brooklyn Park, Minnesota, we believed an impairment indicator existed related to our manufacturing assets. Accordingly, under SFAS 144, we prepared an undiscounted cash flow analysis and as a result, concluded that the carrying value of the Brooklyn Park facilities was not impaired as of September 30, 2007. In preparing this analysis, we were required to estimate the future cash flows to be received and paid to operate this facility over the remainder of its economic life and actual future events could differ from our estimates. In the event that future cash flows deviate significantly from our estimates, this may result in the recognition of an impairment charge for this facility in a future period.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, our product sales and royalty revenues may be unpredictable and may fluctuate since they depend upon:

•	the seasonality and rate of growth of sales of existing and licensed products;

•	the existence of competing products;

•	our ability to continue to market and sell our products;

•	the response of wholesalers to announced or anticipated price changes for our products;

•	changes in the purchase practices of our wholesalers;

•	product returns, reimbursements and rebates which could differ from our estimates and accruals;

•	the continued safety of approved licensed products;

•	the marketing and promotional efforts of our licensees from whom we receive royalty payments;

•	the occurrence of key events under collaborative arrangements, including milestones, development decisions or program or collaboration terminations;

•	our ability to successfully defend and enforce our patents;

•	the effect of taxes and estimates or adjustments to estimates for taxes;

•	the effect of new accounting pronouncements or interpretations of existing guidance; and

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

Sales of our Cardene IV product have accounted for a significant portion of our total revenues and growth in our sales since we acquired rights to it in March 2005. For example, our Cardene product sales, net, accounted for approximately 22% of total revenues in 2005, 26% of total revenues in 2006 and 31% of total revenues for the nine months ended September 30, 2007. However, our Cardene IV product faces competition from branded and generic intravenous anti-hypertensive products marketed in the United States and it may be harder to continue to penetrate this market and continue to grow Cardene IV product sales especially at the growth rates we have experienced since March 2005 even as we continue to commit extensive sales and marketing resources to our Cardene IV product. Some of our competitors have substantially greater resources than we do, more experience in promoting and marketing hypertensive and other related drugs, superior product development capabilities and superior personnel resources. In order for the Cardene IV product to continue its success, we will have to maintain and expand its position in the marketplace against these competitors’ drugs.

Our patent protection in the United States on our Cardene IV product expires in November 2009. Although we are working on Cardene lifecycle management initiatives, including a study in pediatric patients which began in October 2007, we may not succeed in these efforts and we may not be able to continue to sustain or grow our Cardene-related revenues even if we are successful in our lifecycle initiatives. If we do not succeed in these lifecycle management initiatives, we expect that revenue from our Cardene IV product would materially decline after November 2009 when our patent protection expires.

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

We sell our products to a limited number of wholesalers whose buying and return patterns could cause our product revenues to fluctuate from quarter to quarter.

We sell our products primarily to a limited number of pharmaceutical wholesalers in the United States. During the quarter ended September 30, 2007, revenues from the sales of our products to our three largest U.S. wholesalers totaled approximately 94% of our gross product sales and 86% of our accounts receivable at September 30, 2007 were from product sales to these wholesalers. Our reliance on a small number of wholesalers could cause revenues to fluctuate from quarter to quarter based on the buying, return and payment patterns of these wholesalers.

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

Further material deviations from expected returns could either result in an increase or decrease in our net product sales in future periods. Based upon our historical experience, we believe that a one percentage point change in our estimate of future product returns, based upon our estimate of the total pool of possible future product returns, is reasonably likely to occur from time to time. As of September 30, 2007, a one percentage point change in the rate of estimated future product returns for any of our three commercial products could result in an increase or decrease to net product sales of up to $2 million during the quarter in which we make an adjustment. Larger changes in our estimate of future product returns, however, could occur and have occurred in the past, which could cause and have caused an increase or decrease in net product sales of greater than $2 million for the period in which we recorded the change.

Our humanization patents, which are of significant value to us, are being opposed and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for approximately 46% of total revenues in 2005, 44% of total revenues in 2006 and 51% of total revenues for the nine months ended September 30, 2007. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent a significant portion of our total revenues until our Queen patents expire in 2014.

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

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. For example, in August 2006, we announced that we would terminate the phase 3 program of our Nuvion® (visilizumab) antibody in intravenous steroid-refractory ulcerative colitis because data from treated patients showed insufficient efficacy and an inferior safety profile in the visilizumab arm compared to IV steroids alone.

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

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005 and September 30, 2007.

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

To be successful, we must attract and retain qualified clinical, manufacturing, commercial, scientific and management personnel. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. We continue to seek to hire and retain key personnel; however, we face significant competition for experienced personnel. We believe that the move of our corporate headquarters from Fremont, California, to Redwood City, California, which began in September 2007 and we expect will be completed in December 2007, has caused, and may continue to cause over the medium term, employee turnover to increase because our new headquarters is 12 miles away from our former headquarters and on the other side of the San Francisco Bay, which has increased and will increase the commute time of the many employees that reside in and around Fremont, California, and the greater East Bay Area of the San Francisco Bay Area. In addition, the public discourse of certain stockholders who disagree with our strategy has impacted and may continue to impact our ability to recruit key employees and may impact our ability to retain key employees. Also, we believe our recent announcements of our plan to sell our Commercial and Cardiovascular Assets and the entire Company or our key assets has caused attrition to increase because of employees’ uncertainty regarding the continuation of employment in any of these planned transactions. We have put in place certain severance and retention programs in an effort to mitigate the number of voluntary terminations, however, our programs may not provide effective incentive to employees to stay with us.

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

For example, earlier in 2006, we encountered manufacturing challenges for our Retavase product and temporarily ceased manufacturing of the Retavase product to run test batches to analyze and improve the manufacturing process. In connection with these efforts, we also negotiated an amended supply agreement with our contract manufacturer pursuant to which our expected manufacturing costs will increase. These cost increases prompted us to conduct an asset impairment analysis and, in the fourth quarter of 2006, we recognized a $72.1 million asset impairment charge to our Retavase product rights intangible assets. In addition, during the third quarter of 2007, our contract manufacturer for our Retavase product notified us of potential batch failures, and we responded with a temporary hold on future production. We are working together with our contract manufacturer to investigate whether or not these lots have failed specification and expect to complete this investigation by early 2008. Although we are unsure of the outcome of our investigation, we believe our maximum exposure for incremental costs related to these lots, if all lots in question fail, is approximately $5.4 million. As the failure of these lots is not probable at this time, we have not accrued any amounts in our financial statements to reserve for the potential failure of these lots as of September 30, 2007.

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

ITEM 6.	EXHIBITS

10.1	Offer letter between the Company and L. Patrick Gage, Ph.D. dated October 24, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 30, 2007)

10.2	First Amendment to Collaboration Agreement between the Company and Biogen Idec MA Inc., effective November 1, 2007 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 7, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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