Form 10-K
period 2007-12-31
PDL BIOPHARMA, INC.
filed 2008-03-13
CIK 882104

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-19756

PDL BioPharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3023969 (I.R.S. Employer Identification No.)
1400 Seaport Boulevard Redwood City, CA 94063 (Address of principal executive offices)
Registrant's telephone number, including area code (650) 454-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of common stock on June 29, 2007, as reported on the NASDAQ National Market System, was $2,265,076,181.

As of February 21, 2008, the registrant had outstanding 117,668,198 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be delivered to stockholders with respect to the registrant's 2008 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PART I

Forward-looking Statements

        This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

        As used in this Annual Report, the terms "we," "us," "our," the "Company" and "PDL" mean PDL BioPharma, Inc. and its subsidiaries (unless the context indicates a different meaning).

        We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma, the PDL logo, RESTORE™ and HuZAF™, each of which is considered a trademark, and Nuvion®. All other company names, tradenames and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.    BUSINESS

OVERVIEW

        We are a biopharmaceutical company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). We began marketing and selling acute-care products in the hospital setting in the United States and Canada in March 2005; however, in August 2007, we began the process of divesting each of our commercial products and had completely divested these assets as of March 7, 2008.

        Our aim is to discover and develop antibody products. Our goal is to submit to the FDA, on average, one investigational new antibody-based drug application (IND) per calendar year and augment this pipeline generation through additional in-licensing at various stages of development. Our internal research and development efforts are focused on novel antibodies for the treatment of cancer and immunologic diseases. Certain of our products in development address indications that require specific expertise or large development and marketing efforts, such as multiple sclerosis (MS), respiratory diseases and some oncology indications, and our strategy for those products is to seek appropriate partners with global development, manufacturing and commercialization capabilities.

        On August 28, 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced our intent to sell our commercial and cardiovascular assets, which were comprised of the Cardene®, Retavase® and IV Busulfex® commercial products and the ularitide development-stage cardiovascular product (together, the Commercial and Cardiovascular Assets). The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and immunologic diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit.

        We subsequently announced on October 1, 2007 that we would seek the sale of our entire Company or of our key assets, which decision was in connection with our ongoing evaluation of strategic alternatives and our objective to maximize stockholder value.

        Related to the sale of the Commercial and Cardiovascular Assets, in December 2007, we entered into a definitive agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the sale of IV Busulfex product-related assets for $200 million in cash. In February 2008, we entered into a definitive agreement for the sale of Cardene, Retavase and ularitide product-related assets (the Cardiovascular Assets) to EKR Therapeutics, Inc. (EKR) for an upfront payment of $85 million, up to $85 million in development and sales milestone payments, as well as royalties on certain future product sales. On March 7, 2008, we closed the sales of both transactions.

        Also in February 2008, we entered into an asset purchase agreement for the sale of our Minnesota manufacturing facility and related operations to GMN, Inc., a wholly owned subsidiary of Genmab A/S (Genmab), for total cash proceeds of $240 million. Under the terms of this agreement, Genmab would acquire our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and all assets therein, as well as certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In addition, Genmab plans to retain the approximately 170 employees currently working at the manufacturing facility. In connection with this transaction, Genmab would produce clinical material to supply certain of our pipeline products for our investigational studies under a clinical supply agreement. We expect to close this transaction during the first quarter of 2008.

        In March 2008, we announced that we had ended the sale process for the Company or our biotechnology discovery and development assets and that we would focus on the discovery and development of innovative new antibodies for cancer and immunologic diseases. While we had actively pursued a sale of the entire Company or our key assets since we announced our intent to do so in October 2007, we had not received any firm offers for the Company as a whole or for our biotechnology assets.

        We also announced in March 2008 that we intend to distribute to our stockholders at least $500 million of the initial proceeds from the sale of the Commercial and Cardiovascular Assets and Manufacturing Assets, pending the close of all of the transactions, in a form and at a time to be determined. In addition, we announced that we are actively evaluating several alternative structures that would, if completed, result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties that would be received from currently marketed products, net of any applicable corporate-level taxes. We are carefully evaluating numerous factors, including tax implications, structural considerations, and market conditions, in order to select the alternative that would maximize the value of the humanization royalties for our stockholders. The structures being evaluated include, among others, a sale of the right to receive future royalties, a securitization of future royalties or a distribution to stockholders of securities related to the royalty stream.

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008 we commenced a restructuring effort pursuant to which we intend to eliminate approximately 250 employment positions over approximately one year and undertake other substantial cost cutting measures. This reduction is in addition to previously planned reductions of approximately 335 positions resulting from the sales of the Commercial and Cardiovascular Assets and Manufacturing Assets. Subsequent to the transition period, we expect that our workforce will consist of approximately 300 employees. We anticipate a transition period of approximately 12 months before planned expense reductions and transition services related to the Commercial and Cardiovascular Assets and Manufacturing Assets sale transactions are fully implemented or completed. We have offered retention bonuses and other incentives to the transition employees, as well as to the employees that we expect to retain after the restructuring, to encourage these employees to stay with the Company. In connection with this restructuring effort, we expect to incur significant transition-related expenses over the next 12-month period, a portion of which would be recorded as restructuring charges.

        We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

OUR PRODUCTS IN DEVELOPMENT

        We have several investigational antibody-based compounds in clinical development for cancer and immunologic diseases, two of which we are developing in collaboration with Biogen Idec. The table below lists various investigational compounds for which we are pursuing clinical development activities either on our own or in collaboration. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our "Risk Factors" of Part I, Item 1A of this Annual Report.

Product Candidate	Indication/Description	Program Status	Collaborator
Daclizumab	Asthma	Phase 2b program being planned	—
	Multiple sclerosis	Phase 2 program ongoing in partnership	Biogen Idec
	Transplant maintenance	Phase 2 program being evaluated	—
Volociximab (M200)	Solid tumors	Phase 2 program ongoing in partnership	Biogen Idec
HuLuc63	Multiple myeloma	Phase 1 program ongoing	—
PDL192	Solid tumors	Pre-IND	—
Nuvion® (visilizumab)	IV steroid-refractory ulcerative colitis	Program terminated in August 2007	—
Cardene (nicardipine hydrochloride)	Acute hypertension	Marketed product, sold to EKR	—

        Daclizumab.    Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body. Daclizumab is the active component of the approved drug marketed worldwide by Hoffmann La-Roche (Roche) as Zenapax, which is indicated for the prevention of acute organ transplant rejection following transplant surgery.

        We and our partner, Biogen Idec, are currently testing daclizumab in a phase 2 study in patients with multiple sclerosis. In March 2007, we and Biogen Idec announced that the CHOICE trial, a phase 2, randomized, double-blind, placebo-controlled trial of daclizumab, met its primary endpoint in relapsing MS patients being treated with interferon beta. In October 2007, we presented the phase 2 CHOICE data that demonstrated daclizumab 2 mg/kg administered every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone, in patients with active relapsing multiple sclerosis. Patients from this trial were followed for an additional 48 weeks after the treatment period to further assess safety and efficacy. We, together with Biogen Idec, initiated in the first quarter of 2008 a phase 2 monotherapy trial of daclizumab, the SELECT trial, to advance the overall clinical development program in relapsing MS.

        In addition, we are independently pursuing development of daclizumab for treatment of moderate to severe asthma and intend to initiate a phase 2 trial during 2008. We also continue to evaluate daclizumab for transplant maintenance, including potential partnership opportunities.

        Volociximab (M200).    Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

        We and our partner, Biogen Idec, are currently investigating volociximab in various phase 2, open-label clinical trials in patients with advanced solid tumors. This includes two phase 2 clinical trials in ovarian cancer, initiated in August 2007, and two phase 1 trials in non-small cell lung cancer (NSCLC), which were initiated during the last quarter of 2007 and the first quarter of 2008.

        HuLuc63.    HuLuc63 is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal cells. HuLuc63 may induce anti-tumor effects through antibody-dependent cellular cytotoxicity activity on myeloma cells. The phase 1 trial of HuLuc63 in patients with advanced multiple myeloma is ongoing. We anticipate initiating phase 1 combination trials of HuLuc63 in the second half of 2008.

        PDL192.    PDL192 is a novel humanized monoclonal antibody in preclinical development. We intend to file an IND in 2008, upon successful completion of certain remaining preclinical studies, for PDL 192 in solid tumor applications.

        Nuvion (visilizumab).    Our Nuvion antibody is a humanized monoclonal antibody that binds to CD3, a protein found on the outer membrane of T cells. T cells are white blood cells that play a role in inflammatory and immune-mediated processes in the body. We hold all worldwide rights to the development, manufacturing and sales of the Nuvion antibody.

        The Nuvion antibody was, until August 2007, being tested in a registrational program in patients with intravenous steroid-refractory ulcerative colitis (IVSR-UC). On August 24, 2007, following a routine Data Management Committee (DMC) evaluation of data from 121 patients from the RESTORE 1 trial, the DMC recommended to us that we terminate the RESTORE 1 study due to insufficient efficacy and an inferior safety profile in the Nuvion arm compared to IV steroids alone. We then promptly reviewed unblinded data from the RESTORE 1 trial and concurred with the DMC's recommendation. On August 28, 2007, we announced our termination of the Nuvion phase 3 development program in IVSR-UC. We have no current plans for the continued development of Nuvion in any indications, however, the pharmacodymamic effects of this molecule are well understood and other indications as well as potential partnerships are being considered.

        Cardene.    In March 2008, we closed the sale of the Cardiovascular Assets, which included Cardene, to EKR. In February 2008, we terminated the then-ongoing pediatric study, the purpose of which was to extend marketing exclusivity for six months following the November 2009 expiration of the underlying patent. However, we continue to perform development work for new formulations and presentations of Cardene pursuant to an agreement with EKR. We expect to continue to provide these services to EKR through the end of 2008, the costs of which EKR will reimburse under the terms of our agreement. All operating expenses incurred in 2007 relating to the development of Cardene have been included in discontinued operations in the Consolidated Statements of Operations for all periods presented.

        For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the "If our research and development efforts are not successful, we may not be able to effectively develop new products," "The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation," "We must comply with extensive government regulation," "We may be unable to enroll a sufficient number of patients in a timely manner in order to complete our clinical trials," "We must attract and retain key employees in order to succeed," "We have ended our solicitation of interest in the Company and its assets, other than our humanization royalty stream assets, and undertaken to restructure the Company, which could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties," "The process of pursuing and implementing multiple significant transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations," "We have a history of operating losses and may not achieve sustained profitability," "We face significant competition," "Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our development products," "We must protect our patent and other intellectual property rights to succeed," "If our collaborations are not successful or are terminated by our partners, we may not effectively develop and market some of our products," "The failure to gain market acceptance of our product candidates among the medical community would adversely affect our revenue," "The "fast track" designation for development of any of our products may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product will receive regulatory approval," "Failure to achieve revenue targets or raise additional funds in the future may require us to reduce the scope of or eliminate one or more of our planned activities," "We may be unable to obtain or maintain regulatory approval for our products" sections of our Risk Factors.

OUR ANTIBODY RESEARCH AND PRECLINICAL DEVELOPMENT

        Our proprietary antibody humanization technology has positioned us as a leader in the development of therapeutic antibodies that overcome many of the problems associated with mouse antibodies. Although mouse monoclonal antibodies are relatively easy to generate, they can have significant drawbacks as therapeutics, including a short half life that requires frequent administration and the high likelihood that a mouse antibody will be recognized by the body's immune system as foreign. The immune system therefore responds with a human anti-mouse antibody, or HAMA, response, which rapidly neutralizes the mouse antibody and renders it ineffective for further therapy.

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

        Building upon our antibody humanization platform, our research efforts are now focused on discovering and developing humanized antibodies for the treatment of cancer and immunologic diseases. We have significant research activities aimed at the discovery of new antibodies and utilize various state-of-the-art research tools intended to optimize the efficiency of antibodies that may be useful for the treatment of certain diseases. These activities are intended to provide antibody product candidates for further preclinical and clinical development in our core disease areas. We use a variety of sophisticated methods to discover our antibody targets. We also have in-licensed targets or antibodies, through collaborative research agreements, from academic institutions or other biotechnology or pharmaceutical companies and expect to in-license additional rights in the future in order to develop additional antibody-based products.

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

        Based on our proprietary and focused antibody discovery capabilities, we are evaluating a number of additional therapeutic antibody candidates, at earlier stages of development, focused on the treatment of cancer and immunologic diseases. We have several humanized antibody candidates in earlier research stages, the most-advanced of which could enter clinical studies over the next several years if ongoing preclinical development is successful.

        Research and development expenses were $204.2 million in 2007, $209.3 million in 2006 and $156.0 million in 2005. We expect our research and development expenses to decrease significantly from recent levels because we have undertaken a restructuring to reduce expense levels and our Nuvion program in IVSR-UC, which was a significant driver of research and development expenses in the last three years, was terminated in August 2007. While we anticipate an overall decrease in research and development expenses, we expect that research and development expense levels for our earlier stage programs will continue to increase as we advance these product candidates into later stages of development and that we will add new product candidates to our development pipeline. We also expect that our research and development expenses may change unexpectedly due to changes in trial design, cancellation of projects, initiation or in-licensing of new programs or out-licensing of or entering into collaborations for our current programs.

OUR MANUFACTURING AND DISTRIBUTION

        The manufacture of pharmaceutical products is an expensive, multi-step, complex process. Products must be manufactured in facilities approved by the U.S. Food and Drug Administration (FDA) that are subject to periodic FDA inspection. Steps in the manufacturing process, including the manufacture of the active pharmaceutical ingredient, filling, labeling and packaging, may be managed by multiple third-parties and require extensive coordination.

        Antibodies for use as human therapeutics are generally manufactured through the culture of mammalian cell lines, which produce the antibodies. We have facilities and personnel in California for the production and characterization of such cell lines. We also engage in process development activities intended to improve the productivity and other characteristics of such cell lines. We believe our knowledge and capabilities in this area provide a competitive advantage over those companies that currently lack such process development operations.

        We currently manufacture certain antibodies for use as clinical trial material in our manufacturing facility in Brooklyn Park, Minnesota. However, we entered into a definitive agreement in February 2008 to sell our Manufacturing Assets to Genmab, and we expect this transaction to close in the first quarter of 2008. To fulfill our manufacturing needs in the near-term, we have entered into a clinical supply agreement with Genmab that would become effective upon the close of the transaction. Under the terms of this clinical supply agreement, Genmab would manufacture on our behalf clinical trial material for certain of our pipeline products for a minimum of two years following the close of the transaction.

        Prior to their sale in March 2008, we had outsourced the manufacturing of the Commercial and Cardiovascular Assets to third-party contract manufacturers in the continental United States and in Puerto Rico. We have transferred all rights and obligations under these manufacturing arrangements to Otsuka and EKR in connection with the closing of the sales of the IV Busulfex product and the Cardiovascular Assets, respectively.

        Additional information regarding risks associated with manufacturing that affect our business is contained under the headings "Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products," "We rely on sole source, third-party contract manufacturers to manufacture our products," and "Our business may be harmed if we cannot obtain sufficient quantities of raw materials" in Item 1A below under the heading "Risk Factors."

TECHNOLOGY OUTLICENSE AGREEMENTS

        We have been issued patents in the United States and elsewhere, covering the humanization of antibodies, which are known generally as the Queen patents, which expire in 2013 and 2014, and are described in more detailed below under the heading "Our Patents and Other Proprietary Rights." We have entered into license agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen patents to make and sell therapeutic antibodies targeting antigens specified in the license agreements. In general, we received an upfront licensing fee, and rights to receive annual maintenance fees and royalties on any product sales under these license agreements. Under some of these agreements, we also may receive milestone payments. In addition to granting licenses under our Queen patents, some of these agreements provide that we will perform for a fee certain services related to the humanization of specified antibodies for the licensee.

        The nine humanized antibody products listed below are currently approved for use by the FDA and are licensed under our humanization patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin® Herceptin® Xolair® Raptiva® Lucentis®
MedImmune, Inc. (MedImmune)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri®
Roche	Zenapax®(1)

(1)
Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold; we have not received royalties on sales of Zenapax since the first quarter of 2006, and we do not expect to receive royalty revenue from Roche's sales of Zenapax in the future.

        Under most of these patent license agreements, we are entitled to receive a flat-rate royalty based upon our licensees' net sales of covered products. Our master patent license agreement with Genentech, however, provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based sales) in a given calendar year decreases on incremental U.S.-based sales above several net sales thresholds. As a result, Genentech's average annual royalty rate will decline as Genentech's U.S.-based sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech's sales from the first calendar quarter—is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech's sales from the fourth calendar quarter, when more of Genentech's U.S.-based Sales bear royalties at lower royalty rates. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales has fluctuated in the past and may continue to fluctuate in future periods.

        In 2007, we received $221.1 million of royalty revenues under the license agreements with the entities identified above. Because of the fundamental and significant value of the Queen patents, we plan to continue to pursue discussions with entities involved in research and development of humanized antibodies and from time to time expect to enter into additional agreements under which we would license rights under our Queen patents to these entities. We are aware of dozens of humanized antibodies in development worldwide by various pharmaceutical and biotechnology companies. We have entered into patent license agreements that may cover many of these products, including two products, Actemra®, which is being developed by Roche, and Cimzia®, which is being developed by UCB S.A., each of which is in registration with the FDA.

        In March 2008, we announced that we were actively evaluating several alternative structures that would, if completed, result in a distribution to our stockholders. We are carefully evaluating numerous factors, including tax implications, structural considerations, and market conditions, in order to select the alternative that would maximize the value of the humanization royalties for our stockholders. The structures being evaluated include, among others, a sale of the right to receive future royalties, a securitization of future royalties or a distribution to stockholders of securities related to the royalty stream. We are also evaluating the form of any distribution to our stockholders.

COLLABORATIVE AND STRATEGIC AGREEMENTS

        We have a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. This agreement requires each party to undertake extensive efforts in support of the collaboration and require the performance of both parties to be successful. Under the collaboration agreement, in the U.S. and Europe, we and Biogen Idec share equally the costs of all development activities and, if any of the products are commercialized, all operating profits. Each party will have co-promotion rights in the U.S. and Europe. Outside the U.S. and Europe, Biogen Idec will find all incremental development and commercialization costs and pay a royalty to us on sales of collaboration products. We are eligible to receive development and commercialization milestones based on the further successful development of these antibodies. We may enter into collaboration agreements for other of our development products to maximize the value of these programs, mitigate risks and reduce costs and any such future collaboration agreement may have structural elements similar to those in our collaboration agreement with Biogen Idec.

COMMERCIAL PRODUCTS

        From March 2005 through the date that we sold the Commercial and Cardiovascular Assets products in March 2008, we marketed and sold the Cardene IV, Retavase and IV Busulfex commercial products through our U.S. hospital-focused sales force, which focused on the emergency cardiac, neurological and intensive care units of hospitals. The net product sales from all of our former commercial products are reflected in loss from discontinued operations in the Consolidated Statements of Operations for 2005, 2006 and 2007.

MAJOR CUSTOMERS

        We define our customers as our collaboration partners and our licensees from whom we receive royalties, reimbursement for research and development services, license fees and milestone payments. Note 18, "Revenues by Geographic Area and Significant Customers," in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report lists our major customers who each provided over 10% of our total operating revenues in each of the last three years. Also discussed in the note are material net foreign revenues by country in 2007, 2006, and 2005.

OUR PATENTS AND OTHER PROPRIETARY RIGHTS

        We expend a significant amount of our resources on research and development efforts to discover and develop innovative therapies for severe or life-threatening illnesses. Obtaining, maintaining and protecting the intellectual property rights, including patent rights, developed through our research and development efforts, is essential for our business to succeed. To that end, we actively seek to implement patent strategies to maximize the effectiveness of our intellectual property positions. We have been issued numerous U.S and foreign patents and have a variety of patent applications pending in the U.S. and various foreign countries covering, among other things, compositions of matter, drug formulations, methods of use and action, and manufacturing.

        Our Queen patents, which expire in the United States in the 2013/2014 timeframe, are of significant value to us. We have licensed to other entities rights under our Queen patents pursuant to which we have received and expect to continue to receive royalty revenues (see "Technology Out-License Agreements" above). These patents cover, among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies.

        Two humanization patents based on the Queen technology were issued to us by the European Patent Office. However, 18 notices of opposition to our first European patent and eight notices of opposition to our second European patent were filed by major pharmaceutical and biotechnology companies, among others. Five opponents, including Genentech, have withdrawn from the opposition proceedings regarding our first European patent. Additional information regarding these proceedings and their status, as well as our litigation with Alexion, is set forth under the heading "Legal Proceedings" in Part I, Item 3 of this Annual Report.

        While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

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

        A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents. Additionally, other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products, commonly referred to as our "freedom to operate," or impair our competitive position. As a result, we might be required to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or may not be able to market our products at all.

        The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection. Additional information regarding risks associated with our patents and other proprietary rights that affect our business is contained under the headings "If we are unable to protect our patents and proprietary technology, we may not be able to compete successfully," "Our humanization patents are being opposed and a successful challenge or refusal to take a license could limit our future revenues," and "We may require additional patent licenses in order to manufacture or sell our potential products" in Item 1A below under the heading "Risk Factors."

GOVERNMENT REGULATION

        The manufacturing, testing, labeling, approval and storage of our products are subject to rigorous regulation by numerous governmental authorities in the United States and other countries at the federal, state and local level, including the FDA. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires expenditure of substantial resources and usually takes several years. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

        The process for obtaining FDA approval of drug candidates customarily begins with the filing with the FDA of an IND for the use of a drug candidate to treat a particular indication. If the IND is accepted by the FDA, we would then start human clinical trials to determine, among other things, the proper dose, safety and efficacy of the drug candidate in the stated indication. The clinical trial process is customarily divided into three phases—phase 1, phase 2 and phase 3. Each successive phase is generally larger and more time-consuming and expensive than the preceding phase. Throughout each phase we are subject to extensive regulation and oversight by the FDA. Even after a drug is approved and being marketed for commercial use, the FDA may require that we conduct additional trials, including "phase 4" trials, to further study safety or efficacy.

        As part of the regulatory approval process, we must demonstrate to the FDA the ability to manufacture a pharmaceutical product before we receive marketing approval. The manufacturing and quality control procedures we must undertake must conform to rigorous standards in order to receive FDA approval. Pharmaceutical manufacturers are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturers must comply with these FDA-approved guidelines. These foreign manufacturers are also subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, state, local and other authorities may also regulate pharmaceutical product manufacturing facilities. Before we are able to manufacture commercial products, we or our contract manufacturer, as the case may be, must meet FDA guidelines.

        For the development of pharmaceutical products outside the United States, we and our partners are subject to foreign regulatory requirements and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. Requirements relating to the manufacturing, conduct of clinical trials and product licensing vary widely in different countries. We or our licensees may encounter difficulties or unanticipated costs or price controls in our respective efforts to secure necessary governmental approvals. This could delay or prevent us or our licensees from marketing potential pharmaceutical products. In addition, our promotional materials and activities must also comply with FDA regulations and other guidelines.

        Both before and after marketing approval is obtained, a pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) or New Drug Application (NDA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA or NDA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which we may market the pharmaceutical product. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA or NDA, the manufacturer of the product continues to be subject to facility inspections and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals or the imposition of criminal penalties against the manufacturer or BLA or NDA holder.

        The marketing and sale of approved pharmaceutical product is subject to strict regulation. Physicians may prescribe pharmaceutical or biologic products for uses that are not described in a product's labeling or differ from those tested by us and approved by the FDA. While such "off-label" uses are common and the FDA does not regulate physicians' choice of treatments, the FDA does restrict a company's communications on the subject of "off-label" use. Companies cannot promote FDA-approved pharmaceutical or biologic products for off-label uses. If our advertising or promotional activities fail to comply with applicable regulations or guidelines regarding "off-label" use, we may be subject to warnings or enforcement action.

        Additional information regarding the regulatory matters that affect our business is contained under the heading "Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our development products," "The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation," "The "fast track" designation for development of any of our products may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product will receive regulatory approval," "Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products," "We must comply with extensive government regulations and laws," and "We may be unable to obtain or maintain regulatory approval for our products," in Item 1A below under the heading "Risk Factors."

COMPETITION

        Competitors and potential competitors relative to the products we marketed until March 2008 in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Our competitors for the marketed products include Baxter International Inc., Bedford Laboratories, Hospira, Inc., Genentech and GlaxoSmithKline.

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

EMPLOYEES

        As of January 31, 2008, we had 887 full-time employees. Of the total, 529 were engaged in research and development, 170 in sales and marketing and 188 in general and administrative functions. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, protein chemistry, computational chemistry and computer modeling. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008 we commenced a restructuring effort pursuant to which we plan to eliminate approximately 250 employment positions. In March 2008, we provided 60-days notice of termination to 128 employees whose positions were eliminated in connection with our restructuring. We plan to eliminate the remainder of these 250 employment positions over approximately one year. This reduction is in addition to the elimination of approximately 165 positions in connection the closings of the sale of the Commercial and Cardiovascular assets and the approximately 170 employment positions we would eliminate in connection with the planned sale of our Manufacturing Assets. Subsequent to effecting all of the above reductions, we expect that our workforce will consist of approximately 300 employees.

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

AVAILABLE INFORMATION

        For a report of our fiscal year 2007 loss, total assets, the amount we spent on research and development activities, and our revenues from external customers, including a geographic breakdown of such revenues, see the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

        We make available free of charge on or through our website at www.pdl.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC. You may also obtain copies of these filings free of charge by contacting our Corporate and Investor Relations Department by calling (650) 454-1000.

ITEM 1A.    RISK FACTORS

        You should carefully consider and evaluate all of the information included and incorporated by reference in this Annual Report, including the risk factors listed below. Any of these risks, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

        Keep these risk factors in mind when you read forward-looking statements contained in this Annual Report and the documents incorporated by reference in this Annual Report. These statements relate to our expectations about future events and time periods. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intends," "plans," "believes," "anticipates," "expects," "estimates," "predicts," "potential," "continue" or "opportunity," the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

        From March 2005 through the date that we sold the Commercial and Cardiovascular Assets products in March 2008, we marketed and sold the Cardene IV, Retavase and IV Busulfex commercial products through our U.S. hospital-focused sales force, which focused on the emergency cardiac, neurological and intensive care units of hospitals. Our periodic reports on Form 10-Q and 10-K filed during this period included risk factors related to our marketing and sale of commercial products. Because we closed the sales of these products in March 2008, these risk factors no longer apply to us and do not appear below.

We have ended our solicitation of interest in the Company and its assets, other than our humanization royalty stream assets, and undertaken to restructure the Company, which could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties.

        From October 2007 until March 2008, we pursued a process to solicit interest in the purchase of the Company or its key assets, including our commercial and cardiovascular assets and humanization royalty stream assets. In March 2008, we announced that we had ended the process announced on October 1, 2007, and would focus on discovering and developing innovative new antibodies for cancer and immunologic diseases. We also announced that we are evaluating several alternative structures that would, if completed, result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties that would be received from currently marketed products.

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we intend to eliminate approximately 250 employment positions over approximately one year. The restructuring will take time to implement and we will need to provide various transition services to Otsuka, EKR and Genmab in connection with our sale of assets to these parties. As a result, we hope to retain during a transition period of less than a year approximately 120 of the 250 employees who will be terminated in connection with our restructuring. We have offered these transition employees and the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption, anxiety and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations and adversely impact our ability to perform the transition services we are obligated to perform for Otsuka, EKR and Genmab.

        This disruption and uncertainty may also make the recruitment of key personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact our future performance

        Our restructuring efforts have and may continue to divert the attention of our management and employees away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will succeed, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring plans.

        In addition, employees whose positions we will eliminate in connection with this reduction may seek employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.

We may not be able to realize revenues based on receipt of contingent consideration from the sale of our Cardiovascular Assets.

        In March 2008, we sold our Cardiovascular Assets to EKR for $85 million in cash at closing, and up to an additional $85 million in development and sales milestones, as well as royalty payments. Receipt of these milestone and royalty payments is dependent upon certain contingencies, including the receipt of marketing approval from the United States Food and Drug Administration and future net sales. We cannot assure you that these development and sales milestones will be met and that we will be able to receive any of the additional $85 million in milestone payments and any of the royalty payments based on future net sales.

We may not be able to consummate the sale of our manufacturing related assets in Minnesota to GMN, Inc.

        In February 2008, we entered into a definitive agreement with GMN Inc., a wholly owned subsidiary of Genmab A/S (Genmab), for the sale of our Manufacturing Assets. Consummation of this transaction is subject to certain conditions. These conditions and contingencies include the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and the receipt of consents from third parties, including third parties which have the right to consent to the transfer of contractual rights. We have received early termination of the waiting period under HSR, however, we cannot assure you that the other conditions to close will be met or waived in a timely manner or at all, that the necessary approvals will be obtained, or that we will be able to successfully consummate this transaction as currently contemplated or at all. Any significant delay in obtaining required approvals or satisfying closing conditions, or other developments relating to this transaction, may result in continued uncertainty for our partners and employees, could cause continued distraction to management or could otherwise increase the risk of the planned sale of our Manufacturing Assets not occurring.

        If this transaction is not consummated, whether as a result of the termination of the agreement or a failure to meet closing conditions:

  •
  the market price of our common stock may decline to the extent that the current market price includes a market assumption that this transaction will be completed;

  •
  we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to these transactions, without receiving the acquisition consideration to offset these costs;

  •
  we may experience a negative reaction to the termination of this transaction from our partners or employees, which may adversely impact our future operating results; and

  •
  we would not be able to distribute the net proceeds of this sale to our stockholders as currently contemplated.

        The occurrence of any of these events individually or in combination could have a material effect on our results of operations and our stock price. In addition, if the agreement for the sale of our Manufacturing Assets is terminated, and we seek another buyer or buyers, we may not be able to find a party willing to pay a price as attractive as the price Genmab has agreed to pay.

The process of pursuing and implementing multiple significant transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.

        The process of pursuing an asset sale and other strategic transactions is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence, negotiation and transition processes, including management presentations and discussions with and document production to potential buyers, the evaluation of bids from potential buyers, review of alternative structures and, when a transaction is pursued, the negotiation of agreements. In addition, once completed, asset sale transactions may require a substantial transition effort, with significant on-going management efforts. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken entails our pursuing multiple strategic transactions simultaneously, including the sale or other monetization of our humanization royalty stream assets in an auction process. We have closed two of these transactions, the sale of IV Busulfex product related rights to Otsuka, and the sale of the Cardiovascular Assets to EKR and are in the process of completing the sale of our Manufacturing Assets to Genmab, and we will have ongoing, post-closing transition obligations to each of these parties. The diversion of our management's and employees' attention to these processes may disrupt our operations, including by adversely impacting the progress of our discovery and development efforts and our relationships with partners.

        We have increased our expenditures for professional services in connection with our pursuit of offers for the sale of our entire Company or of our key assets, including for legal and accounting services, and we will also be obligated to pay investment banking fees upon the completion of certain transactions we have executed or may execute.

We may not implement a structure to distribute to our stockholders the value of our antibody humanization patent royalty stream received from currently marketed licensed products.

        The form, size and timing of any royalty-related distribution is uncertain and the conclusion of any transaction or structure leading to such a distribution would be subject to numerous conditions including potential negotiation with third parties, market conditions and determination of the final form, which could include, among others, a sale of the right to future royalties, a securitization of future royalties, or a distribution to stockholders of securities related to the royalty stream. We may not be able to implement a structure relating to our antibody humanization patent royalty stream on terms acceptable to us, or at all. The consummation of any transaction or structure relating to the royalty stream, even if on acceptable terms, could be adversely impacted or prevented by failure to satisfy closing conditions or regulatory delays.

We have a history of operating losses and may not achieve sustained profitability.

        In general, our expenses have exceeded our revenues. As of December 31, 2007, we had an accumulated deficit of $591.3 million. We expect our operating expenses in the near term to decrease significantly relative to expense levels during 2005 to 2007 because we have divested the Commercial and Cardiovascular Assets we formerly held and have undertaken a significant restructuring and reduction in force. We will, however, incur a significant amount of restructuring costs through 2008, including severance payments to terminated employees and additional costs, including retention incentives to retained employees. After these divestitures and our restructuring are complete, operating expenses may increase on average if we are successful in advancing potential products in clinical trials primarily because of the extensive resource commitments required to achieve regulatory approval.

        Since we or our partners or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed our revenues. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

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

        In the absence of substantial revenues from licensing and other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights or other sources of revenues, we will continue to incur operating losses and may require additional capital to fully execute our business strategy. The likelihood of reaching and time required to reach sustained profitability are highly uncertain.

Our revenues, expenses and operating results will likely fluctuate in future periods.

        Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, because we have divested our Commercial and Cardiovascular Assets, sales of which constituted 40% and 44% of our total revenues (including discontinued operations) in 2006 and 2007, respectively, we expect our revenues to decline significantly in the near term. We are also actively evaluating structures that would result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties to be received from currently marketed products. Our humanization royalty stream assets constituted 74% and 85% of our revenues from continuing operations in 2006 and 2007, respectively. In addition, our royalty revenues, even after any potential transaction, may be unpredictable and fluctuate since they depend upon:

  •
  the seasonality and rate of growth of sales of existing and licensed products;

  •
  the mix of U.S.-based Sales and ex-U.S.-based Sales in connection with our master patent license agreement with Genentech;

  •
  the existence of competing products;

  •
  the continued safety of approved licensed products;

  •
  the marketing and promotional efforts of our licensees from whom we receive royalty payments;

  •
  our ability to successfully defend and enforce our patents; and

  •
  the timing of milestone payments, licensing and signing fees and completion of manufacturing, development or other services we must pay or that we may receive under licensing, collaboration and royalty arrangements.

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

        Additionally, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech's average annual royalty rate declines as Genentech's U.S.-based Sales increase. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech's sales from the first calendar quarter—is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter when more of Genentech's U.S.-based Sales bear royalties at lower royalty rates. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter of each year, which would be for Genentech's sales from the fourth calendar quarter from the preceding year, when more of Genentech's U.S.-based Sales bear royalties at lower royalty rates. With respect to Genentech's royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location has fluctuated in the past and may continue to fluctuate in future periods.

        The recognition of license, collaboration and other revenues that we otherwise would defer and recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. For example, if a licensee of ours terminates a development program for which we received an upfront non-refundable fee that required our ongoing performance, the recognition of the revenues would be accelerated and recognized in the period in which the termination occurred. In such a case, it may cause our revenues during that period to be higher than it otherwise would have been had the circumstances not occurred. For example, during the third quarter of 2006 we recognized $18.8 million of deferred revenue, or 17% of the total revenues for that quarter, related to Roche's election in August 2006 to discontinue its co-development of daclizumab in treating asthma and other respiratory diseases.

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

We face significant competition.

        We face significant competition from entities with substantially greater resources than we do, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. These entities have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, asthma and cancers and technologies that may compete with our antibody technology platform. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our products may also face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products.

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

Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our development products.

        The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The FDA and other health care policies may change, and additional government regulations may be enacted, which could prevent or delay regulatory approval of our product candidates. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payers may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

        We may not be able to obtain or maintain our desired price for the products we develop. Any product we introduce may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to obtain or maintain prices sufficient to realize an appropriate return on our investment in product development, should any of our development products be approved for marketing. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our development products. These factors will also affect the products that are marketed by our collaborative partners and licensees. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Our humanization patents, which are of significant value to us, are being challenged and a successful challenge or refusal to take a license could limit our future revenues.

        Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for 82% of revenues from continuing operations in 2005, 74% of revenues from continuing operations in 2006 and 85% of revenues from continuing operations in 2007. We are actively evaluating structures that would result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties to be received from currently marketed products. We expect that these royalty revenues will constitute the vast majority of our revenues now that we have completed the divestiture of our commercial products. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent the majority of our total revenues until our Queen patents expire in 2014.

        Two of our Queen patents were issued to us by the European Patent Office, European Patent No. 0 451 216 (the '216 Patent) and European Patent No. 0 682 040 (the '040 Patent). Eighteen notices of opposition to our '216 Patent and eight notices of opposition to our '040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. Although six opponents, including Genentech, have withdrawn from the opposition proceedings with respect to the opposition to our '216 Patent, 12 opponents to this patent remain. In addition, although the Opposition Division upheld claims in our '216 Patent in April 2007 that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division, the opponents in this opposition have the right to appeal the Opposition Division's recent decision and this proceeding has not yet concluded. A description of both opposition proceedings is included under the heading "Legal Proceedings" in Part II, Item 1 of this Quarterly Report. If our patents are successfully opposed in either of these two proceedings or third parties decline to take licenses to our Queen patents, our future revenues would be adversely affected. For example, if the opponents in the proceeding regarding our '216 Patent are successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on: (i) the scope and validity of our '040 Patent; and (ii) whether the antibodies are manufactured in a country outside of Europe where they are covered by one or more of our patents and, if so, on the terms of our license agreements.

        In addition, until the opposition proceedings are resolved, we may be limited in our ability to collect royalties or to negotiate future license agreements based on our Queen patents. An adverse decision by the Opposition Division could encourage challenges to our related Queen patents in other jurisdictions, including the United States. Such a decision may lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal proceedings to enforce our rights under our Queen patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our '216 Patent, if we were to commence an infringement action in Europe to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. patents.

        Although we intend to vigorously defend the European patents in these two proceedings, we may not prevail in either of these opposition proceedings or any litigation contesting the validity of these patents. For example, our Japanese humanization patent, which was issued in September 1998, was opposed and eventually revoked by the Japanese Patent Office in March 2001. Although we appealed the Japanese Patent Office's revocation of this patent, the Tokyo High Court upheld the revocation of the patent and, in December 2004, the Japanese Supreme Court denied our petition for review of the Tokyo High Court's decision. The decision by the Japanese Supreme Court concluded the proceedings in the matter and the Japanese Patent Office's decision to revoke our patent is final and nonappealable.

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

        Our ability to maintain and increase our revenues from licensing our Queen patents is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, with the exception of Alexion Pharmaceuticals, Inc. (Alexion), we have succeeded in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to succeed in our licensing efforts in the future. In the past, we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future not enter into or terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. More recently, in March 2007, the FDA approved Alexion's Soliris™ (eculizumab) humanized antibody product for marketing and we filed a lawsuit against Alexion seeking monetary damages for infringement of certain of certain claims of our Queen patents and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes our patents, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2007, the discovery stage of this litigation began and discovery is ongoing. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion's counterclaims. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

The amount of royalty revenues we receive depends on, among other things, the efforts and successes of our licensees.

        The amount and timing of any royalties we may receive from our licensees will depend, in part, on the product development and marketing efforts and successes of our licensees. Our licensees may not successfully complete the product development, regulatory and marketing efforts required to sell royalty-bearing products. Competition from other products or therapies could adversely affect sales of our licensees' products. In addition, even if a licensee receives regulatory approval to sell a drug on which we would receive royalties, the licensee or a regulatory agency, such as the FDA, could terminate or suspend the marketing of the drug as a result of safety or other events. For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat MS and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody's label now includes prominent warnings regarding the Tysabri antibody's risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy.

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

We may need to obtain patent licenses from others in order to manufacture or sell our potential products and we may not be able to obtain these licenses on terms acceptable to us or at all.

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

        For example, the European Patent Office (EPO) granted Celltech Therapeutics Limited (Celltech), which UCB Group acquired, a patent covering humanized antibodies, which we have opposed. At an oral hearing in January 2005, the Opposition Division of the European Patent Office revoked this patent. Celltech has appealed this decision. The appeal was dismissed by the Technical Board of Appeal of the European Patent Office at an oral hearing in March 2008 and the patent remains revoked. Also, we do not know whether the EPO will grant Celltech a patent on a pending divisional application with claims broad enough to generally cover humanized antibodies. Celltech has also been issued a corresponding U.S. patent that contains claims that may be considered broader in scope than its European patent. In addition, Celltech was recently issued a second U.S. patent with claims that may be considered broader than its first U.S. patent. We have entered into an agreement with Celltech providing each company with the right to obtain nonexclusive licenses for up to three antibody targets under the other company's humanization patents, which rights may be exercised under the agreement through December 2014. Notwithstanding this agreement, if our humanized antibodies were covered by Celltech's European or U.S. patents and if we need more than the three licenses under those patents currently available to us under the agreement, we would need to negotiate additional licenses under those patents or significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflict with these patents or to obtain the required additional licenses on commercially reasonable terms, if at all.

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

        We do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process we use to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, under this patent. If our processes were found to be covered by either of these patents, we might need to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms or at all.

        We do not have licenses to issued U.S. patents which may cover one of our development-stage products. If we successfully develop this product, we might need to obtain licenses to these patents to commercialize the product. In the event that we need to obtain licenses to these patents, we may not be able to do so on acceptable terms or at all.

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

        The arrangement with Roche pursuant to which we were co-developing daclizumab for asthma and transplant maintenance was also particularly important to us. In 2006, however, Roche decided to first discontinue its involvement in the co-development of daclizumab in treating asthma and then later to discontinue its co-development of daclizumab in transplant maintenance and terminate the Roche Co-Development Agreement effective in May 2007.

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

        Continued funding and participation by partners will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each partner's own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

  •
  the commitment of each partner's management to the continued development of the licensed products or technology;

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

        To supplement our own research efforts, from time to time we may in-license or otherwise acquire from others rights to products in-development or early-stage technology. Acquiring rights to products in this manner poses risks, including because we may not be unable to successfully integrate the research, development and commercialization capabilities necessary to bring these products to market.

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

        Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's or EMEA's refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

The "fast track" designation for development of any of our products may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product will receive regulatory approval.

        If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA "fast track" designation for a particular indication. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification. If we obtain a fast track designation from the FDA for any of our development stage products, this designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw any fast track designation it has granted at any time which could delay the approval process. In addition, our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that a product will receive regulatory approval.

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

        To be successful, we must attract and retain qualified clinical, scientific, management and other personnel and we face significant competition for experienced personnel. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. The uncertainty caused by the strategic review and asset sales processes and restructuring we have recently undertaken has created anxiety among our employees. We believe this has caused attrition to increase because of employees' uncertainty regarding the continuation of employment. We have put in place certain severance and retention programs in an effort to mitigate the number of voluntary terminations, however, our programs may not provide effective incentive to employees to stay with us.

        The uncertainly may also make the recruitment of key personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact our future performance.

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

        Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007 and September 30, 2007 and our annual report on Form 10-K for the year ended December 31, 2007.

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

We rely on sole source, third-party contract manufacturers to manufacture our products.

        Assuming we successfully sell our Manufacturing Assets to Genmab, we will not have the capability to manufacture any of our development-stage products. We have entered into a supply agreement with Genmab that would become effective upon the closing of the sale of our Manufacturing Assets to Genmab, which would have an initial term of two years. If we experience supply problems with Genmab, there may not be sufficient supplies of our development-stage products for us to meet clinical trial demand, in which case our operations and results could suffer.

        Our products must be manufactured in FDA-approved facilities and the process for qualifying and obtaining approval for a manufacturing facility is time-consuming. The manufacturing facilities on which we rely will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices.

        Assuming we successfully sell our Manufacturing Assets to Genmab, if our relationship with Genmab was to terminate unexpectedly or on short notice or expire without being renewed, our ability to meet clinical trial demand for our development-stage products could be adversely affected while we qualify a new manufacturer for that product and our operations and future results could suffer. In addition, we would need to expend significant amounts to qualify a new manufacturer and transfer technology from Genmab to the new manufacturer which would also adversely affect our results of operations.

        Product supply interruptions, whether as a result of regulatory action or the termination of a relationship with a manufacturer, could significantly delay clinical development of our potential products, reduce third-party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products.

        Our ability to file for, and to obtain, regulatory approvals for our products, as well as the timing of such filings, will depend on the abilities of the contract manufacturers we engage. We or our contract manufacturers may encounter problems with the following:

  •
  production yields;

  •
  quality control and assurance;

  •
  availability of qualified personnel;

  •
  availability of raw materials;

  •
  adequate training of new and existing personnel;

  •
  on-going compliance with standard operating procedures;

  •
  on-going compliance with FDA regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

        If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our or our contract manufacturers' inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

        We depend on outside vendors for the supply of raw materials used to produce our product candidates for use in clinical trials. Once a supplier's materials have been selected for use in the manufacturing process, the supplier in effect becomes a sole or limited source of that raw material due to regulatory compliance procedures. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products and to conduct preclinical testing and clinical trials of product candidates would be adversely affected. This could impair our competitive position.

We must comply with extensive government regulations and laws.

        We are subject, directly or through our customers, to extensive regulation by federal government, state governments, and the foreign countries in which we conduct our business.

        In particular, we are subject to extensive and rigorous government regulation as a developer of drug products. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of biopharmaceutical products. Our product candidates and any future products may also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain.

        We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA's current Good Manufacturing Practices (cGMP) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

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

        If our operations are found to violate any applicable law or other governmental regulations, we may be subject to civil and criminal penalties, damages and fines, including exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

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

        As part of the regulatory approval process, we or our contractors must demonstrate the ability to manufacture the pharmaceutical product to be approved. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA cGMP regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. We expect to consummate the sale of our Manufacturing Assets and, although we do not have currently marketed products, the foregoing considerations would be important to our future selection of contract manufacturers.

        Our collaborative partners, licensees and we also are subject to foreign regulatory requirements regarding the manufacture, development, marketing and sale of pharmaceutical products and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. These requirements vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

        Further, regulatory approvals may be withdrawn if we do not comply with regulatory standards or if problems with our products occur. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

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

        At December 31, 2007, we had $684.6 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

  •
  we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

  •
  increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

  •
  the levels of our outstanding debt could limit our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes.

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

        In August 2010, August 2013 and August 2018, respectively, holders of the 2003 Notes may require us to repurchase all or a portion of their 2003 Notes at 100% of their principal amount, plus any unpaid interest. For 2003 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of 2003 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock. In addition, if a repurchase event occurs (as defined in the indenture), each holder of the 2003 Notes may require us to repurchase all or a portion of the holder's 2003 Notes. We may not have sufficient funds available for any required repurchases of these securities. In addition, the terms of any agreements related to borrowing which we may enter into from time to time may prohibit or limit our repurchase of 2003 Notes or make our repurchase of 2003 Notes an event of default under certain circumstances. If a repurchase event occurs at a time when a credit agreement prohibits us from purchasing the 2003 Notes, we could seek the consent of the lender to purchase the 2003 Notes or could attempt to refinance the debt covered by the credit agreement. If we do not obtain a consent, we may not repurchase the 2003 Notes. Our failure to repurchase tendered 2003 Notes would constitute an event of default under the indenture for the 2003 Notes, which might also constitute a default under the terms of our other debt, including the 2005 Notes. In such circumstances, our financial condition and the value of our securities could be materially harmed.

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

        While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

  •
  the progress, level and timing of research and development activities related to clinical trials we are conducting or that are being conducting in collaboration with our partners, including clinical trials with respect to daclizumab and volociximab;

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

        Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2007 to December 31, 2007, our common stock closed as high as $27.70 per share and as low as $16.51 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

  •
  developments or disputes as to patent or other proprietary rights;

  •
  approval or introduction of competing products and technologies;

  •
  disappointing sales of products from which we receive royalties or withdrawal from the market of an approved product from which we receive royalties;

  •
  a change in the mix of U.S.-based Sales and ex-U.S.-based Sales in connection with our master patent license agreement with Genentech;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table identifies the location and general character of each of our principal facilities as of December 31, 2007:

Location	Principal Uses	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration date
Fremont, California	Laboratory and General Office Space (vacated)	143,000	December 31, 2007
Fremont, California	General Office Space (vacated)	103,000	March 31, 2008
Plymouth, Minnesota	Laboratory and General Office Space	75,000	February 2009
Brooklyn Park, Minnesota	Manufacturing, Laboratory and General Office Space	214,000	Owned
Edison, New Jersey	General Office Space	21,000	January 2008
Paris, France	General Office Space	4,300	August 2013
Redwood City, California	Laboratory and General Office Space	450,000	December 2021

        We began moving our corporate headquarters to Redwood City, California in September 2007 and completed the move by the end of 2007. In October 2007, we closed on the sale of property that we had owned in Fremont, California, which was part of our former corporate headquarters and leased this property back through the end of 2007. We had vacated all facilities in Fremont as of December 31, 2007, and we do not plan to renew or extend the remaining leases for such property, all of which will have terminated by March 31, 2008. In addition, of the 75,000 square footage in Plymouth, Minnesota, we had vacated approximately 70,000 square feet as of December 31, 2007. In connection with our sale of our Manufacturing Assets, Genmab would assume our obligations under certain of these leases for approximately 30,000 square feet of the Plymouth, Minnesota space.

        In February 2008, we announced the sale of our Minnesota manufacturing facility and related operations to Genmab, for total cash proceeds of $240 million. Under the terms of this agreement, Genmab would acquire our manufacturing facilities in Brooklyn Park, Minnesota.

        In relation to our new Redwood City premises, we have options to extend the terms of our leases for up to ten years to December 2031. We also have a right of first refusal to lease space in two other buildings on the corporate office campus in which our two leased buildings in Redwood City are located.

        In connection with our restructuring plan initiated in an effort to reduce operating costs to a level we believe is consistent with a biotechnology company focused solely on antibody discovery and development, we may sublease excess capacity in the future.

        We own substantially all of the equipment used in our facilities. (See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.)

ITEM 3.    LEGAL PROCEEDINGS

European Patent Oppositions

        Two humanization patents based on the Queen technology were issued to us by the European Patent Office, European Patent No. 0 451 216 (the '216 Patent) and European Patent No. 0 682 040 (the '040 Patent). Eighteen notices of opposition to our '216 Patent and eight notices of opposition to our '040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. Six opponents, including Genentech, have withdrawn from the opposition proceedings with respect to the opposition to our '216 Patent leaving 12 remaining opponents. A description of these two proceedings is set forth below.

Opposition to '216 Patent

        In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our '216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right to appeal this decision of the Opposition Divisions. If any of the opponents appeal the decision to the Technical Board of Appeal, the '216 Patent would continue to be enforceable during the appeal process. Two notices of appeal have since been filed by Boehringer Ingelheim GmbH and Celltech R&D Limited.

        Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opposition is eventually successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our '040 Patent, which is also being opposed, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, if the Opposition Division rules against us, that decision could encourage challenges of our related patents in other jurisdictions, including the United States. Such a decision may also lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our '216 Patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. patents.

Opposition to '040 Patent

        At an oral hearing in February 2005, the Opposition Division decided to revoke the claims in our '040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process.

The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the '040 Patent.

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

Patent Infringement Suit against Alexion

        In March 2007, after the FDA's market approval of Alexion Pharmaceuticals, Inc.'s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our antibody humanization patents, commonly referred to as the Queen patents. We are seeking monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2007, the discovery stage of this litigation began and discovery is ongoing. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion's counterclaims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq Global Select Market under the symbol "PDLI." Prices indicated below are the high and low bid prices as reported by the Nasdaq National Market System for the periods indicated. We have never paid any cash dividends on our capital stock. In conjunction with the announcement of the cessation of the process to sell our Company in March 2008, we also announced that we intend to distribute to our stockholders at least $500 million of the initial proceeds from the sale of the Commercial and Cardiovascular Assets and Manufacturing Assets, pending the close of all of the transactions, in a form and at a time to be determined. In addition, we announced that we are actively evaluating several alternative structures that would, if completed, result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties that would be received from currently marketed products.

	High	Low
2007
First Quarter	$22.30	$18.01
Second Quarter	27.98	21.26
Third Quarter	26.71	18.20
Fourth Quarter	23.95	15.99
2006
First Quarter	$33.30	$27.15
Second Quarter	32.97	16.79
Third Quarter	19.95	16.39
Fourth Quarter	23.29	18.70

        As of February 21, 2008, we had approximately 253 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for Depository Trust Company. Many brokers, banks and other institutions hold shares as nominees for beneficial owners, which deposit these shares in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record, however, we are unable to reasonably estimate the total number of beneficial holders.

COMPARISON OF STOCKHOLDER RETURNS

        The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2002 and December 31, 2007 with the cumulative total return of (i) the Nasdaq Biotechnology Index and (ii) the Nasdaq Composite Index over the same period. This graph assumes that $100.00 was invested on January 1, 2002, in our common stock at the closing sale price for our common stock on December 31, 2001 and at the closing sales price for each index on that date and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
PDL BioPharma, Inc.	100	210.59	243.06	334.35	236.94	206.12
Nasdaq Biotechnology Index	100	145.75	154.68	159.06	160.69	168.05
Nasdaq Composite Index	100	150.01	162.89	165.13	180.85	198.60

        The information under this heading "Comparison of Stockholder Returns" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information regarding all of our existing equity compensation plans under which we are authorized to issue shares of our common stock as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflect in column(a)) (c)
Equity compensation plans approved by security holders	9,109,014	$19.32	4,359,096	(1)
Equity compensation plans not approved by security holders(2)	6,054,933	$20.65	531,222

Total	15,163,947	$19.85	4,890,318

(1)
Includes 523,989 shares of common stock available for future issuance under our 1993 Employee Stock Purchase Plan.

(2)
See Note 3, "Stock-Based Compensation," in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report for a description of our 1999 Nonstatutory Stock Option Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial information has been derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1A, "Risk Factors," of this Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Years Ended December 31,
(In thousands, except per share data)
	2007	2006	2005	2004	2003
Revenues:
Royalties	$221,088	$184,277	$130,068	$83,807	$52,704
License, collaboration and other	37,837	64,792	28,395	12,217	13,982

Total revenues	$258,925	$249,069	$158,463	$96,024	$66,686
Research and development expenses	$204,175	$209,311	$156,049	$122,563	$82,732
Total operating costs(1)	$283,723	$263,528	$207,148	$154,369	$196,338
Interest and other income and interest expense, net(2)	$5,654	$4,634	$(561)	$5,184	$61
Loss from continuing operations, after income taxes	$(19,391)	$(10,766)	$(49,293)	$(53,241)	$(129,814)
Discontinued operations, net of income taxes(3)	$(1,670)	$(119,254)	$(117,284)	$—	$—
Net loss	$(21,061)	$(130,020)	$(166,577)	$(53,241)	$(129,814)
Net loss per basic and diluted share from continuing operations	$(0.17)	$(0.09)	$(0.47)	$(0.56)	$(1.40)
Net loss per basic and diluted share	$(0.18)	$(1.14)	$(1.60)	$(0.56)	$(1.40)

CONSOLIDATED BALANCE SHEET DATA:

	December 31,
(In thousands)
	2007	2006	2005	2004	2003
Cash, cash equivalents, marketable securities and restricted investments	$440,788	$426,285	$333,922	$397,080	$504,993
Working capital	$598,346	$273,433	$307,302	$356,660	$467,248
Assets held for sale(3)	$269,390	$—	$—	$—	$—
Total assets	$1,192,192	$1,141,893	$1,163,154	$713,732	$742,030
Long-term obligations, less current portion	$534,847	$536,923	$507,294	$257,768	$258,627
Accumulated deficit	$(591,345)	$(570,129)	$(440,109)	$(273,532)	$(220,291)
Total stockholders' equity	$507,610	$467,541	$526,065	$412,510	$448,331

(1)
In 2007, total costs and expenses included restructuring charges of $6.7 million and asset impairment charges of $5.5 million, and in 2006, total costs and expenses included asset impairment charges of $0.9 million. In 2005, total costs and expenses included a $15.8 million impairment charge relating to a reversion right asset which was acquired from Roche in 2003. In 2003, total costs and expenses included $86.0 million in acquired in-process research and development charges related to the acquisition of Eos Biotechnology, Inc. (Eos) and certain daclizumab rights from Roche.

  In addition, total costs and expenses in 2007 and 2006 included employee stock based compensation costs of $20.5 million and $23.4 million, net of tax, respectively, due to our adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," on a modified prospective basis on January 1, 2006.

(2)
In 2003, interest and other income and interest expense, net, included $6.5 million of debt extinguishment charges related to the redemption of our $150 million 5.50% convertible subordinated notes in November 2003.

(3)
The financial results relating to our Commercial and Cardiovascular Operations have been presented as discontinued operations and the related assets are classified as "held for sale" on our Consolidated Balance Sheet. See Note 6 to the Consolidated Financial Statements for further details.

In addition to the presentation of our Commercial and Cardiovascular Operations as discontinued operations discussed above, we have reclassified previously reported clinical affairs costs from research and development to general and administrative to conform to the presentation in the Consolidated Statement of Operations for the year ended December 31, 2006.

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

OVERVIEW

        We are a biopharmaceutical company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases.

        During the period from March 2005 through March 2008, we marketed and sold acute-care products in the hospital setting in the United States and Canada. We acquired three of these products,

Cardene IV, Retavase and IV Busulfex, which are small-molecule-based products, in connection with our acquisitions of ESP Pharma, Inc. and the rights to Retavase in March 2005. We acquired the rights to Cardene SR in September 2007. As discussed below, these products and the related operations were fully divested during the first quarter of 2008.

        On August 28, 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced our intent to sell our Commercial and Cardiovascular Assets, which were comprised of our Cardene, Retavase and IV Busulfex commercial products and our ularitide development-stage cardiovascular product (together, the Commercial and Cardiovascular Assets). The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and immunologic diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit. We subsequently announced on October 1, 2007 that we were seeking the sale of our entire Company or of our key assets, which decision was in connection with our ongoing evaluation of strategic alternatives and objective of maximizing stockholder value.

        In December 2007, we entered into an asset purchase agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) under which we agreed to sell the rights to IV Busulfex ®, including trademarks, patents, intellectual property and related assets, for $200 million in cash, plus additional consideration for the sale of our IV Busulfex inventories, all to be paid at closing. In addition, in February 2008, we entered into an asset purchase agreement with EKR Therapeutics, Inc. (EKR) for the sale of our Cardene and Retavase commercial products, as well as for ularitide, our development-stage product (together, the Cardiovascular Assets). The consideration for the Cardiovascular Assets, which includes all trademarks, patents, intellectual property, inventories and related assets, consisted of an upfront payment of $85 million, up to $85 million in development and sales milestone payments, as well as royalties on certain future Cardene and ularitide product sales. In March 2008, we closed these transactions, completing the sale of the Commercial and Cardiovascular Assets.

        We did not recognize any asset impairment charges related to the Commercial and Cardiovascular Assets as of December 31, 2007, since their respective fair values exceeded their carrying values at this date. Our assessment of the fair value of the Commercial and Cardiovascular Assets included a probability-weighted and discounted measurement of the contingent consideration, which relates to future milestones and royalties under the terms of the sale of the Cardiovascular Assets. However, as we will not be recognizing the contingent consideration until the milestones and royalties are earned, we expect to recognize a loss of approximately $65 million effective upon the sales of the Commercial and Cardiovascular Assets in March 2008.

        In February 2008, we entered into an asset purchase agreement with GMN, Inc. (Genmab), a wholly owned subsidiary of Genmab A/S, for the sale of our Minnesota manufacturing facility and related operations for $240 million. Under the terms of this agreement, Genmab would acquire our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and all assets therein, as well as certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In addition, Genmab plans to retain the approximately 170 employees currently working at the manufacturing facility. In connection with this transaction, Genmab would produce clinical material to supply certain of our pipeline products for our investigational studies under a clinical supply agreement. We expect to close this transaction during the first quarter of 2008, and expect to recognize a gain of approximately $50 million at that time.

        In March 2008, we announced that we had ended the sale process for the Company or our biotechnology discovery and development assets and that we would focus on the discovery and development of innovative new antibodies for cancer and immunologic diseases. While we had actively pursued a sale of the entire Company or our key assets since we announced our intent to do so in October 2007, we had not received any firm offers for the Company as a whole or for our biotechnology assets.

        We also announced in March 2008 that we intend to distribute to our stockholders at least $500 million of the initial proceeds from the sale of the Commercial and Cardiovascular Assets and Manufacturing Assets, pending the close of all of the transactions, in a form and at a time yet to be determined. In addition, we announced that we are actively evaluating several alternative structures that, if completed, would result in the distribution to our stockholders of 50 percent or more of the value of future antibody humanization royalties that would be received from currently marketed products, net of any applicable corporate-level taxes. We are carefully evaluating numerous factors, including tax implications, structural considerations, and market conditions, in order to select the alternative that would maximize the value of the humanization royalties for our stockholders. The structures being evaluated include, among others, a sale of the right to receive future royalties, a securitization of future royalties or a distribution to stockholders of securities related to the royalty stream.

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008 we commenced a restructuring effort pursuant to which we intend to eliminate approximately 250 employment positions over approximately one year and undertake other substantial cost cutting measures. This reduction is in addition to previously planned reductions of approximately 335 positions resulting from the sales of the Commercial and Cardiovascular Assets and Manufacturing Assets. Subsequent to the transition period, we expect that our workforce will consist of approximately 300 employees. We anticipate a transition period of approximately 12 months before planned expense reductions and transition services related to the Commercial and Cardiovascular Assets and Manufacturing Assets sales transactions are fully implemented or completed. We have offered retention bonuses and other incentives to the transition employees, as well as to the employees that we expect to retain after the restructuring, to encourage these employees to stay with the Company. In connection with this restructuring effort, we expect to incur significant transition-related expenses over the next 12-month period, a portion of which would be recorded as restructuring charges.

        We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

SUMMARY OF 2007 FINANCIAL RESULTS

        During the fourth quarter of 2007, based on the significant interest in and the offers we received for our Commercial and Cardiovascular Assets, we elected to proceed with the sale of these assets separate from the sale of the entire Company. As a result, in accordance with the applicable accounting guidance, we classified our Commercial and Cardiovascular Assets, including product rights intangible assets and related fixed assets, as "held for sale" on the Consolidated Balance Sheet. In addition, since we expect to have no significant or direct involvement in the future operations related to these assets after the closing date of the sales in March 2008, the results of the Commercial and Cardiovascular Operations segment, which was comprised almost entirely of those operations related to the Commercial and Cardiovascular Assets, have been presented as discontinued operations for all periods presented. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of income (loss) from continuing operations. As a result, we no longer report net product sales, cost of product sales, or selling and marketing expenses, all of which related to the Commercial and Cardiovascular Operations, separately in the Consolidated Statements of Operations.

        Our total revenues from continuing operations for 2007 were $258.9 million, a 4% increase from $249.1 million in 2006. This revenue growth was driven by increases in royalties from our licensees and was partially offset by a decrease in license, collaboration and other revenues. Of the total revenues from continuing operations that we generated in 2007, 85% were from royalty payments we received and 15% were from license, collaboration and other revenues, compared to 74% and 26%, respectively, in 2006. During 2007, royalty revenues from our antibody humanization technology licenses grew 20% from the previous year, which reflects the growing importance of antibody therapeutics in the treatment of diverse diseases, such as cancer, viral infections, asthma and eye disorders. During the year ended December 31, 2007, we received royalties on eight marketed products, with approximately 90% of our royalty revenues derived from the Herceptin, Avastin and Lucentis antibody products marketed by Genentech and the Synagis antibody product marketed by MedImmune. The decrease in license, collaboration and other revenues was principally due to the recognition of $20.5 million in 2006 as a result of the discontinuation of our co-development collaborations with Roche for daclizumab in the asthma transplant maintenance indications and a decrease in revenue recognized from our collaboration with Biogen Idec.

        Our total costs and expenses related to continuing operations in 2007 were $283.7 million, an increase of $20.2 million from 2006. This increase was primarily driven from restructuring and idle facility charges of $6.7 million as well as asset impairment charges of $5.5 million that we recognized during 2007, and higher legal and consulting expenses related to the efforts to sell the Company and our key assets during the year.

        Our net loss for 2007 was $21.1 million, compared to $130.0 million in 2006. Of these amounts, net losses of $19.4 million and $10.8 million for 2007 and 2006, respectively, were attributable to our continuing operations. Net cash provided by operating activities in 2007 was $67.0 million compared to $78.8 million in 2006. At December 31, 2007, we had cash, cash equivalents, marketable securities and restricted cash and investments of $440.8 million, compared to $426.3 million at December 31, 2006. In 2007, we incurred capital expenditures of $94.7 million, principally related to the development and construction of our new corporate headquarters, an increase from $36.5 million in 2006. As of December 31, 2007, we had $684.6 million in total liabilities outstanding, which included $500.0 million in convertible notes, $250.0 million of which are callable at our option in each of 2008 and 2010 and due in 2023 and 2012, respectively.

RECENT DEVELOPMENTS

        In addition to our announcements in the second half of 2007 and on March 4, 2008 related to our intent to solicit offers for our Commercial and Cardiovascular Assets as well as the potential future sale of our entire Company or of its key assets, and the termination of that process and our related restructuring plans, the events noted below affected our financial results and operations during 2007 and early 2008 or otherwise affected our business prospects:

  •
  In August 2007, we announced our termination of the Nuvion phase 3 development program in intravenous steroid-refractory ulcerative colitis due to insufficient efficacy and an inferior safety profile in the Nuvion arm compared to IV steroids.

  •
  In September 2007, the Board of Directors formally approved a workforce reduction related to our manufacturing operations. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. We recognized an aggregate of $3.6 million in restructuring charges during 2007 related to this reduction in force.

  •
  In October 2007, we completed the sale of two buildings that comprised part of our prior corporate headquarters in Fremont, California for $13.2 million in net proceeds.

  •
  In November 2007, we received a $5 million milestone payment from Biogen Idec upon the datalock of the current phase 2 trial of daclizumab in multiple sclerosis.

  •
  In the fourth quarter of 2007, we completed the move of our corporate headquarters from Fremont, California to Redwood City, California. During the year, we incurred $94.7 million in total capital expenditures which principally related to the development and construction of the new headquarters.

  •
  In December 2007, we announced the agreement to sell the rights to Busulfex and, in February 2008, we announced the agreements to sell the Cardiovascular Assets and the Manufacturing Assets.

  •
  In March 2008, we announced the closing of the sales of the Commercial and Cardiovascular Assets and announced the cost reduction and other operational and strategic decisions described above.

ECONOMIC AND INDUSTRY-WIDE FACTORS

        Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

  •
  Our business will depend in significant part on our ability to successfully develop innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring tens to hundreds of millions invested in research, development and manufacturing elements. Identifying drug candidates to study in clinical trials requires significant investment and may take several years. In addition, the clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

  •
  Our industry is subject to extensive government regulation, and we must make significant expenditures to comply with these regulations. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of our products. The development of our products outside of the United States is subject to similar extensive regulation by foreign governments, which regulations are not harmonized with the regulations of the United States.

  •
  The manufacture of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If these products or product candidates are not manufactured in accordance with FDA and European good manufacturing practices, we may not be able to obtain regulatory approval for our products. Given the pending sale of our Manufacturing Assets to Genmab, which we expect to close in the first quarter of 2008, we do not have either facilities or resources to manufacture our potential products. Accordingly, we will be completely reliant on third-party manufacturers for the supply of all of our development products.

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

  •
  To be successful, we must retain qualified clinical, scientific, marketing, administrative and management personnel. We face significant competition for experienced personnel and have experienced significant attrition in late 2007 and early 2008 as a result of the uncertainty created by the strategic initiatives we undertook during this period. We also implemented a restructuring in March 2008, which includes a significant reduction in force, and we expect to continue to face challenges in retaining qualified personnel as we transition to a more streamlined organization.

        See also Item 1A "Risk Factors" of this Annual Report for additional information on these economic and industry-wide and other factors and the impact they could have on our business and results of operations.

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

Valuation and Impairment of Long-Lived Assets and Goodwill

        We test long-lived assets with definite useful lives and goodwill for impairment. During the fourth quarter of 2007, our Commercial and Cardiovascular Assets were classified as "held for sale" and, as such, we were required to report these assets at the lower of their respective carrying amounts or fair values less costs to sell. The carrying value of the Commercial and Cardiovascular Assets was approximately $269.4 million as of December 31, 2007. In addition, the $81.7 million goodwill balance on our Consolidated Balance Sheet relates entirely to our Commercial and Cardiovascular Operations reporting unit. Our estimates of the fair value of the Commercial and Cardiovascular Assets were based upon executed agreements for the sale of the related assets. For the IV Busulfex assets, our estimate of fair value was based on the purchase price of $200 million, and for the Cardiovascular Assets, our estimate of fair value was based on the up-front fee of $85 million, a probability-weighted and discounted estimate of the fair value of the contingent milestones and a probability-weighted and discounted estimate of the fair value of the future royalties. Based upon our analysis, as of December 31, 2007, the estimated fair value of the Commercial and Cardiovascular Assets exceeded the carrying value of the assets, including the related goodwill. Therefore, we didn't recognize any asset impairment charges for our Commercial and Cardiovascular Assets.

        Although we did not recognize any asset impairment charges related to the assets within our Commercial and Cardiovascular Operations reporting unit as of December 31, 2007, we expect to recognize a loss of approximately $65 million in connection with the completion of the sales of the Commercial and Cardiovascular Assets. This loss is related to the treatment of the contingent consideration that we may receive in the future in connection with the sale of the Cardiovascular Assets. We have included such contingent consideration in our fair value estimate as of December 31, 2007, as discussed above, but we will not record the contingent consideration until such time that milestones and/or royalties are earned.

Revenue Recognition

        We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. Under our collaboration arrangements, we may receive nonrefundable upfront fees, time-based licensing fees and reimbursement for all or a portion of certain predefined research and development or post-commercialization expenses, and our licensees may make milestone payments to us when they or we achieve certain levels of development with respect to the licensed technology. Generally, when there is more than one deliverable under the agreement, we account for the revenue as a single unit of accounting under Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangement with Multiple Deliverables," for revenue recognition purposes. As a combined unit of accounting, the up-front payments are recognized ratably as the underlying services are provided under the arrangement. We recognize "at-risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk" when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or perfunctory effort. In the fourth quarter of 2007, we recognized an at-risk $5 million milestone payment from Biogen Idec that was earned upon the datalock of the current phase 2 trial of the daclizumab product in multiple sclerosis. We currently determine attribution methods for each payment stream based on the specific facts and circumstances of the arrangement. The Emerging Issues Task Force may provide additional guidance on the topic of "Revenue Recognition for a Single Deliverable for a Single Unit Accounting (with Multiple Deliverables) That Have Multiple Payment Streams," which could change our method of revenue recognition in future periods.

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

Employee Stock-Based Compensation

        Under the provisions of SFAS No. 123(R), "Stock-Based Compensation" (SFAS No. 123(R)), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

        Further, SFAS No. 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period. For the fourth quarter of 2007, we estimated our future forfeiture rate to be approximately 10%, which is based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures. A three percentage point change in the rate of estimated stock option forfeitures could result in an increase or decrease to stock-based compensation expense of approximately $1.0 million.

RESULTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

	Years Ended December 31,			Annual Percent Change
(In thousands)
	2007	2006	2005	2007/2006	2006/2005
Revenues*
Royalties	$221,088	$184,277	$130,068	20%	42%
License, collaboration and other	37,837	64,792	28,395	(42)%	128%

Total revenues	$258,925	$249,069	$158,463	4%	57%

*
Net product sales have been presented as Discontinued Operations for all periods presented.

Royalties

        Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenue):

		Years Ended December 31,
Licensee	Product Name
		2007		2006		2005
Genentech	Avastin Herceptin	26 38	% %	29 42	% %	24 34	% %
MedImmune	Synagis	16%		18%		25%

        Royalty revenues increased by $36.8 million, or 20%, in the year ended December 31, 2007, from the comparable period in 2006. This increase primarily was due to higher reported product sales of Herceptin, Lucentis, and Avastin, which are marketed by Genentech, as well as the introduction of Tysabri royalties again in 2007, and was offset partially by an approximate 30% decrease in ex-U.S.-based Sales (as defined below) as a percentage of total ex-U.S. sales of Herceptin and a decrease in the effective average royalty rate earned on sales reported by Genentech as a result of the tiered fee structure under our license agreement with Genentech. In 2006, royalty revenues increased by $54.2 million, or 42%, from 2005 primarily due to higher reported product sales of the Avastin and Herceptin antibodies. This increase was offset partially by the elimination of royalties from product sales of the Zenapax antibody, which is marketed by Roche, beginning in the second quarter of 2006, as a result of the Second Amended and Restated Worldwide Agreement with Roche executed at that time.

        Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees' net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above several net sales thresholds. As a result, Genentech's average annual royalty rate during a year declines as Genentech's cumulative U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech's sales from the first calendar quarter—is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech's sales from the fourth calendar quarter, when more of Genentech's U.S.-based Sales bear royalties at lower royalty rates. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales has fluctuated in the past and may continue to fluctuate in future periods.

License, Collaboration and Other Revenues

	Years Ended December 31,			Annual Percent Change
(In thousands)
	2007	2006	2005	2007/2006	2006/2005
License and milestones from collaborations	$18,397	$29,764	$9,395	(38)%	217%
R&D services from collaborations	13,555	29,093	10,607	(53)%	174%
License and other	5,885	5,935	8,393	(1)%	(29)%

Total revenue from license, collaboration and other revenues	$37,837	$64,792	$28,395	(42)%	128%

        Total license, collaboration and other revenues consist of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenues recognized under our collaboration agreements.

        License, collaboration and other revenues decreased 42% for the 12 months ended December 31, 2007 from the comparable period in 2006 primarily due to the acceleration of $20.5 million in previously deferred revenue that we recognized during the second half of 2006 related to Roche's election to discontinue its involvement in both the asthma and transplant maintenance collaborations for daclizumab, which terminations were effective in August 2006 and April 2007, respectively. In addition, we recognized less revenue in 2007 related to reimbursement for R&D services, primarily as a result of lower R&D expenses incurred under our collaboration agreement with Biogen Idec and the terminations of our collaborations with Roche. These decreases were partially offset by the acceleration of $5.2 million in previously deferred revenue that we recognized during the first four months of 2007 resulting from the April 2007 termination of our collaboration with Roche.

        Total license, collaboration and other revenues increased $36.4 million in 2006 from 2005 primarily due to the recognition in 2006 of $20.5 million as a result of the discontinuation of our co-development collaborations with Roche and an increase in revenue recognized from our collaborations with Biogen Idec and Roche, which we entered into in August 2005 and October 2005, respectively.

        We continue to evaluate potential opportunities to partner certain programs or capabilities of our drug development, manufacturing and commercialization with other pharmaceutical or biotechnology companies and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues likely would increase.

Costs and Expenses

	Years Ended December 31,			Annual Percent Change
(In thousands)
	2007	2006	2005	2007/2006	2006/2005
Research and development	$204,175	$209,311	$156,049	(2)%	34%
General and administrative	67,367	53,317	35,330	26%	51%
Restructuring charges	6,668	—	—	*	* %
Asset impairment charges	5,513	900	15,769	513%	(94)%

Total costs and expenses	$283,723	$263,528	$207,148	8%	27%

*
Not presented as calculation is not meaningful.

        Certain expenses related to our Commercial and Cardiovascular Operations which were previously included in cost of product sales, research and development expenses, general and administrative expenses and asset impairment charges in prior years have been presented as discontinued operations.

        We expect our expenses in the near term to decrease significantly relative to expense levels during 2005 to 2007 because we completed our divestiture of the Commercial and Cardiovascular Assets in March 2008, we expect to close the sale of the Manufacturing Assets by the end of the first quarter of 2008 and, as announced on March 4, 2008, we will be implementing a significant restructuring effort and related reduction in force over the next several quarters. We will, however, incur a significant amount of restructuring costs by the end of 2008, including severance payments to terminated employees, and additional costs, including retention incentives to retained employees. We expect that then our expenses could, after our restructuring activities are complete, begin to increase primarily because of an expanding pipeline, more expensive late-stage clinical trials and the extensive resource commitments required to achieve regulatory approval of potential products.

Research and Development Expenses

        Our research and development activities include research, process development, pre-clinical development, manufacturing and clinical development, which activities generally include regulatory, safety, medical writing, biometry, U.S. and European clinical operations, compliance, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as outbound milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to CROs and clinical investigators, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs, principally information technology. Beginning with the first quarter of 2006, research and development costs also include stock-based compensation expense accounted for under SFAS No. 123(R) as a component of personnel-related costs. Total stock-based compensation expense recognized as research and development expenses, including amounts recognized under SFAS No. 123(R), was $10.3 million in 2007 and $12.1 million in 2006.

        The table below summarizes the stage of development for each of our products in clinical development, including the research and development expenses recognized in connection with each product.

					Research and Development Expenses for the Years Ended December 31,
Product Candidate		Phase of Development		Estimated Completion of Phase(1)
	Description/Indication		Collaborator		2007	2006	2005
					(in thousands)
Nuvion (visilizumab)(2)					$42,138	$55,723	$28,209
	IV steroid-refractory ulcerative colitis	Terminated in August 2007	—	—
Daclizumab					28,329	52,939	37,908
	Transplant maintenance	Phase 2 program advancement pending partnership	—	Not yet disclosed
	Asthma	Phase 2 program being evaluated	—	Not yet disclosed
	Multiple sclerosis	Phase 2	Biogen Idec	Not yet disclosed
PDL192	Solid tumors	Pre-IND	—	2008	26,141	5,650	—
Volociximab (M200)	Solid tumors	Phase 2 program ongoing partnership	Biogen Idec	2008	19,569	23,338	27,588
HuLuc63	Multiple myeloma	Phase 1	—	Not yet disclosed	27,058	16,322	10,300
Other Program-Related Costs(3)	Multiple programs and products	—	—	—	1,207	4,036	4,055
Non-Program-Related Costs(4)	—	—	—	—	59,733	51,303	47,989

Total Research and Development Expenses					$204,175	$209,311	$156,049

(1)
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

(2)
In August 2007, following a DMC evaluation of data from the RESTORE 1 trial, the DMC recommended to us that we terminate the RESTORE 1 study due to insufficient efficacy and an inferior safety profile in the Nuvion arm compared to IV steroids alone. We then promptly reviewed unblinded data from the RESTORE 1 trial and concurred with the DMC's recommendation and, in August 2007, we announced our termination of the Nuvion phase 3 development program in IVSR-UC.

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

        The slight decrease in research and development expenses in 2007 compared to 2006 was due primarily to decreases in our daclizumab and Nuvion program costs, partially offset by increases in development costs for PDL192 and HuLuc63. The $24.6 million decrease in our daclizumab expenses was largely the result of the terminations of our programs in asthma and transplant maintenance in late 2006 and early 2007 due to the termination of our collaboration with Roche. The $13.6 million reduction in Nuvion spend in 2007 was largely the result of the termination of the program in the second half of 2007 based on the initial findings of the DMC in August. The $10.7 million increase in Huluc63 costs in 2007 was due to the commencement of the phase I trials in multiple myeloma, including related manufacturing costs, and the $20.5 million increase in PDL 192 spend was driven by manufacturing efforts and preclinical work in preparation for an IND filing. In addition, non-program specific research and development costs increased due to increased facilities costs associated with the lab facilities in our new headquarters in Redwood City.

        The $53.3 million increase in research and development expenses in 2006 compared to 2005 was primarily due to increases related to support our development of Nuvion as well as daclizumab in connection with our collaborations with Biogen Idec and Roche, as the Roche collaborations were not terminated until the second half of 2006 and early 2007.

        For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the "If our research and development efforts are not successful, we may not be able to effectively develop new products," "The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation," "We must comply with extensive government regulation," "We may be unable to enroll a sufficient number of patients in a timely manner in order to complete our clinical trials," "We must attract and retain key employees in order to succeed," "We have ended our solicitation of interest in the Company and its assets, other than our humanization royalty stream assets, and undertaken to restructure the company, which could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties," "The process of pursuing and implementing multiple significant transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations," "We have a history of operating losses and may not achieve sustained profitability," "We face significant competition," "Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our development products," "We must protect our patent and other intellectual property rights to succeed," "If our collaborations are not successful or are terminated by our partners, we may not effectively develop and market some of our products," "The failure to gain market acceptance of our product candidates among the medical community would adversely affect our revenue," "The "fast track" designation for development of any of our products may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product will receive regulatory approval," "Failure to achieve revenue targets or raise additional funds in the future may require us to reduce the scope of or eliminate one or more of our planned activities," and "We may be unable to obtain or maintain regulatory approval for our products" sections of our Risk Factors.

General and Administrative Expenses

        General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative, marketing and clinical affairs functions, and an allocation of facility and overhead costs. Beginning with the first quarter of 2006, general and administrative costs also include stock-based compensation expense accounted for under SFAS No. 123(R) as a component of personnel-related costs. Total stock-based compensation expense recognized as general and administrative expenses, including amounts recognized under SFAS No. 123(R), was $5.4 million and $7.5 million for the years ended December 31, 2007 and 2006, respectively.

        General and administrative expenses for the year ended December 31, 2007 increased $14.1 million, or 26%, from 2006. This increase was primarily due to $8.4 million in increased legal costs related to our strategic review process and litigation in 2007, $2.6 million in executive severance payments that were accrued for during the fourth quarter of 2007 (see Note 9 for more details) and $5.3 million in depreciation reclassified to general and administrative in 2007 related to idle capacity in our Minnesota manufacturing facility.

        General and administrative expenses for the year ended December 31, 2006 increased $18.0 million, or 51%, from 2005. This increase was primarily due to increases in personnel-related expenses, consulting services and facility-related expenses. These increases were partially offset by decreases in information technology-related costs.

Restructuring Charges

Manufacturing Restructuring

        In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunologic diseases. As a result of this new strategic focus, we communicated our intent to sell certain of our assets that were not aligned with this new strategic direction. In addition we announced our plans to conduct a thorough review of our organization, where we anticipated a sizeable workforce reduction, to ensure that our structure and scope of operations are appropriately aligned with our new strategy.

        In late September 2007, the Board of Directors formally approved a workforce reduction related to our manufacturing operations. During the third quarter of 2007, we informed employees that any employees terminated in a reduction would be eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits and up to three months of outplacement services. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. In 2007, we recognized restructuring charges of $3.6 million, consisting of $2.4 million in post-termination severance costs, $0.3 million of 401(k) matching payments and $0.9 million of salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.

        In February 2008, we entered into an asset purchase agreement for the sale of our Minnesota manufacturing operations to Genmab for total cash proceeds of $240 million. Under the terms of this agreement, Genmab would acquire our Manufacturing Assets and plans to retain the approximately 170 employees currently working at the manufacturing facility.

Facilities Related Restructuring

        During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized a restructuring charge of $1.3 million. We expect to pay all obligations accrued relating to these leases by the end of the first quarter of 2009.

        In addition, during the second and fourth quarters of 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. In connection with the sale of our Manufacturing Assets, which we expect to close in the first quarter of 2008, Genmab would assume our obligations for one of these two facilities, specifically, the facility that we vacated during the fourth quarter of 2007. Accordingly, for that facility, we have accrued lease exit costs for the period from January 1, 2008 to March 31, 2008, the estimated date after which Genmab would assume the obligations under the lease. During 2007, we recognized restructuring costs of $1.8 million related to these leased facilities. We expect to pay all obligations accrued relating to these leases by the end of the first quarter of 2009.

        The following table summarizes the restructuring activities discussed above, as well as the remaining reserve balances at December 31, 2007:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,616	3,052	6,668
Payments	(3,205)	(1,195)	(4,400)
Interest expense	—	55	55

Balance at December 31, 2007	$411	$1,912	$2,323

Other Restructuring Activities

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008 we commenced a restructuring effort pursuant to which we intend to eliminate approximately 250 employment positions over approximately one year and undertake other substantial cost cutting measures. This reduction is in addition to previously planned reductions of approximately 335 positions resulting from the sales of the Commercial and Cardiovascular Assets and Manufacturing Assets. Subsequent to the transition period, we expect that our workforce will consist of approximately 300 employees. We anticipate a transition period of approximately 12 months before planned expense reductions and transition services related to the Commercial and Cardiovascular Assets and Manufacturing Assets sales transactions are fully implemented or completed. We have offered retention bonuses and other incentives to the transition employees, as well as to the employees that we expect to retain after the restructuring, to encourage these employees to stay with the Company. In connection with this restructuring effort, we expect to incur significant transition-related expenses over the next 12-month period, a portion of which would be recorded as restructuring charges.

Asset Impairment Charges

        Total asset impairment charges recognized in continuing operations for the years ended December 31, 2007, 2006 and 2005 were $5.5 million, $0.9 million and $15.8 million, respectively.

        In June 2007, management committed to a plan to sell two buildings that comprised part of our prior corporate headquarters in Fremont, California. Based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less costs to sell. The sale of these two buildings closed in October 2007 on terms generally consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of the sale.

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

        In October 2005, pursuant to the terms of the Second Amended and Restated Worldwide Agreement with Roche, we agreed not to exercise the reversion right we had held under the 2003 Worldwide Agreement with Roche to promote and sell the Zenapax antibody for prevention of acute kidney transplant rejection, and we were no longer required to make a payment for such right that would otherwise would have been due in 2006 under this agreement. As a result, during the fourth quarter of 2005, we wrote off the carrying value of the reversion right of $15.8 million acquired in October 2003 under the 2003 Worldwide Agreement with Roche.

Discontinued Operations and Assets Held for Sale

        On August 28, 2007, we announced our intent to sell our Commercial and Cardiovascular Assets. We subsequently announced on October 1, 2007 that we also would seek offers for the sale of our entire Company or of our key assets. During the fourth quarter of 2007, based on the level of interest and related offers the Company received for its Commercial and Cardiovascular Assets, we elected to proceed with the sale of the Commercial and Cardiovascular Assets separately from a sale of the entire Company. Therefore, we classified our Commercial and Cardiovascular Assets, including product rights intangible assets and fixed assets, as "held for sale" on the Consolidated Balance Sheet. In addition, since we expect to have no significant or direct involvement in the future operations related to these assets after the closing date of the sales in March 2008, the results of the Commercial and Cardiovascular Operations have been presented as discontinued operations. In addition to the financial results related to our Commercial and Cardiovascular Assets, the amounts reflected as discontinued operations for our Commercial and Cardiovascular Operations for 2005 and 2006 include all revenues and costs and expenses related to previously owned commercial products (Declomycin, Sectral, Ismo and Tenex) as well as development costs related to terlipressin, a development program that we terminated in 2006, all of which we acquired in connection with the ESP Pharma acquisition in March 2005, the purchase of rights to the Retavase product in March 2005 and the purchase of certain Cardene rights from Roche in September 2006.

        In December 2007, we entered into an asset purchase agreement with Otsuka under which we agreed to sell the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, for $200 million in cash, plus additional consideration for the sale of our IV Busulfex inventories, all to be paid at closing. In addition, in February 2008, we entered in to an asset purchase agreement with EKR under which we agreed to sell our Cardiovascular Assets. The consideration for our Cardiovascular Assets, which includes all trademarks, patents, intellectual property, inventories and related assets, consisted of an upfront payment of $85 million, up to $85 million in development and sales milestone payments, as well as royalties on certain future Cardene and ularitide product sales. We closed both of these transactions, completing the sale of the Commercial and Cardiovascular Assets, during the first quarter of 2008.

        The components of our discontinued operations, which relate to our Commercial and Cardiovascular Operations, are as follows:

	Years Ended December 31,			Annual Percent Change
(In thousands)
	2007	2006	2005	2007/2006	2006/2005
Revenues
Product sales, net	$204,166	$165,701	$122,106	23%	36%
Costs and expenses
Cost of product sales	81,339	86,292	60,257	(6)%	43%
Research and development and selling, general and administrative	123,058	118,888	63,046	4%	89%
Acquired in-process research and development	—	—	79,417	*	(100)%
Asset impairment charges	—	73,750	15,500	(100)%	376%
Other acquisition-related charges	1,893	6,199	20,349	(69)%	(70)%

Total costs and expenses	206,290	285,129	238,569	(28)%	20%

Loss from discontinued operations before tax and interest	(2,124)	(119,428)	(116,463)	(98)%	3%
Interest and other income, net	675	—	—	*	*

Loss from discontinued operations before tax	(1,449)	(119,428)	(116,463)	(99)%	3%
Income tax expense (benefit)	221	(174)	821	(227)%	(121)%

Loss from discontinued operations	$(1,670)	$(119,254)	$(117,284)	(99)%	2%

*
Not presented as calculation is not meaningful.

Product sales, net

        The increase in net product sales from 2006 to 2007 primarily was attributable to increases in sales volumes of our Cardene IV product and, to a lesser extent, higher average per unit sales prices for the Cardene IV and IV Busulfex products. In addition, we recognized a $2.6 million change in estimate for our product returns reserve in the second quarter of 2007, which reduced revenues to a lesser extent than the $5.6 million change in estimate that we recognized in the second quarter of 2006. The overall increase in net product sales from 2006 to 2007 was partially offset by a decrease in the sales volumes of our Retavase product. The increase in net product sales from 2005 to 2006 was due to increases in sales of our Cardene IV product and, to a lesser degree, our IV Busulfex product. These increases were partially offset by a decline in Retavase product sales volumes as well as a $5.6 million charge related to a change in estimate for our product returns reserve that we recognized in the second quarter of 2006. In addition, net product sales in 2005 included sales for only approximately nine months as compared to 12 months of sales for the 2006 period as the rights to these products were purchased in March 2005 in conjunction with our acquisitions of ESP Pharma and the rights to Retavase.

Cost of Product Sales

        Cost of product sales (COS) consists primarily of cost of goods sold, royalty expenses and amortization of product rights. The decrease in COS from 2006 to 2007 was primarily attributable to lower amortization expenses, partially offset by increases in sales volumes. The decrease in total amortization expenses was the result of (i) a reduction in amortization expenses related to our Retavase intangible assets in 2007, as we recognized an impairment charge of $72.1 million in the fourth quarter of 2006, which reduced subsequent amortization expenses, and (ii) only 11 months of amortization recognized related to the Commercial and Cardiovascular Assets in 2007 compared to 12 months in 2006 since these assets were classified as "held for sale" on the balance sheet as of December 1, 2007. In addition, COS in 2007 included a $5.4 million charge that we recognized during the fourth quarter related to the failure of certain Retavase batches, compared with $5.5 million of charges related to Retavase manufacturing difficulties and failed batch expenses in 2006. The increase in COS from 2005 to 2006 was due to the fact that we had four quarters of product sales in 2006 versus three quarters in 2005, a higher effective royalty rate related to sales of our Cardene IV product in 2006 as compared to the 2005 period and, to a lesser extent, $5.5 million in Retavase batch failure costs in 2006. This increase was partially offset by a more profitable product mix, particularly with respect to higher sales of our Cardene IV product, and lower manufacturing and inventory-related costs for our IV Busulfex and Cardene products when compared to the 2005 period.

Research and Development and Selling, General and Administrative Expenses

        Research and development expenses for all periods presented primarily relate to development and lifecycle management activities expenses in support of the Commercial and Cardiovascular Assets. Selling, general and administrative expenses relate to employee and other associated costs to support these assets and operations. The increase in these expenses over the periods presented was due to the growth in our overall infrastructure to support the growth in the Commercial and Cardiovascular Operations.

Acquired In-Process Research and Development Expenses

        In connection with our acquisition of ESP Pharma in March 2005, we recognized charges for acquired in-process research and development of $79.4 million due to incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. See Status of Acquired In-Process Research and Development Programs discussion below for further information.

Asset Impairment Charges

        Asset impairment charges recognized in our discontinued operations for 2007, 2006 and 2005 were $0 million, $73.8 million and $15.5 million, respectively. These charges relate to the impairment of our Retavase intangible assets in 2006 and the impairment of our off-branded products in 2005 prior to the sale of such products in 2006.

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

Commercial Restructuring and Retention Plans

        In August 2007, based on retention and severance plans approved by the Compensation Committee of our Board of Directors, we committed to provide certain severance benefits to those employees who would be impacted in connection with the potential future sale of the Commercial and Cardiovascular Assets (the Commercial Employees). All communications of these benefits to the approximately 250 Commercial Employees took place prior to the end of August 2007, including the amount of severance to which the employees would be entitled upon termination in the event they were not offered a comparable position by us or the acquiring entity, which is generally 12 weeks of salary and medical benefits and up to three months of outplacement services. Since these severance benefits did not meet the definition of a liability under the applicable accounting literature as of December 31, 2007, we did not recognize any expenses related to this severance plan during 2007. We will record a liability and related charges for these severance benefits during the first quarter of 2008.

        In addition to the severance program discussed above, we also provided retention bonuses for certain Commercial Employees during this transition period, which are payable on the earlier of June 30, 2008 or the date on which the Commercial Employee's employment with us is terminated in connection with the sale of the Commercial and Cardiovascular Assets. We are accruing the liability over the period from the date the program was approved through the estimated service period for the Commercial Employees. The total amount of potential Commercial Employee retention bonuses is $3.0 million, and we recognized $2.0 million in 2007, which is included in the research and development and selling, general and administrative expense component of discontinued operations.

Interest and Other Income, net and Interest Expense

	Years Ended December 31,			Annual Percent Change
(In thousands)
	2007	2006	2005	2007/2006	2006/2005
Interest and other income, net	$19,362	$17,704	$9,616	9%	84%
Interest expense	(13,708)	(13,070)	(10,177)	5%	28%

Total interest and other income, net and interest expense	$5,654	$4,634	$(561)	22%	(926)%

        Interest and other income, net, in 2007 increased from 2006 primarily due to the increased interest earned on our cash, cash equivalents, marketable securities and restricted cash and investments balances as a result of higher interest rates and higher invested balances. Interest and other income, net, in 2007, 2006 and 2005 included interest income of $20.2 million, $17.5 million and $9.7 million, respectively. In addition, we recognized loan defeasance costs of $0.9 million, which is included in interest and other income, net, in connection with the early extinguishment of debt associated with the sale of our Fremont property (see Note 16 to the Consolidated Financial Statements).

        Interest and other income, net, in 2006 increased from 2005 primarily due to the increased interest earned on our cash, cash equivalents, marketable securities and restricted cash and investments balances as a result of higher interest rates and higher invested balances.

        Interest expense increased by $0.6 million in 2007 compared to 2006 due to a portion of our lease payments on our Lab Building (as defined below) in Redwood City, being recorded as interest expense on the related long-term financing liability. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance Sheet. See the Liquidity and Capital Resources section of this Annual Report for further details of this lease and the related accounting treatment.

        Interest expense in 2006 increased from 2005 as a result of both the 2005 Notes and the 2003 Notes being outstanding during the entire year of 2006, compared to the 2005 Notes being outstanding only for 10 out of 12 months of 2005 as the 2005 Notes were issued in mid-February 2005. In addition, interest expense increased in 2006 as compared to 2005 due to lower amounts of capitalized interest expense in 2006.

        Interest expense in all periods presented, net of amounts capitalized, included amounts related to our 2.00%, $250.0 million Convertible Senior Notes (2005 Notes), our 2.75%, $250.0 million Convertible Subordinated Notes (2003 Notes) and a 7.64% term loan associated with the purchase of two of the buildings that made up our Fremont, California facilities, which was extinguished in connection with the sale of this property in October 2007. Interest expense in 2006 and 2005 also included amounts incurred related to certain notes payable assumed in connection with our acquisition of Eos Biotechnology, Inc, (Eos) in the second quarter of 2003.

Income Taxes

        Income tax expenses in 2007, 2006 and 2005 were primarily related to federal alternative minimum taxes, state taxes and foreign taxes on income earned by our foreign operations, which were reduced by interest accrued related to the lapsing of certain contingent liabilities of ESP Pharma after our acquisition of ESP Pharma in March 2005. Our total provision for income taxes for the years ended December 31, 2007, 2006 and 2005 was $0.5 million, $0.8 million and $0.9 million, respectively, and $0.2 million, $1.0 million, and $0.1 million, respectively, related to our continuing operations in our Consolidated Statement of Operations. We recognized income tax expenses related to our discontinued operations of $0.2 million and $0.8 million in 2007 and 2005, respectively, and an income tax benefit of $0.2 million in 2006.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2007 is as follows:

(In thousands)	December 31, 2007
Balance at January 1, 2007	$9,974
Increases related to current year tax positions	856
Increases related to prior year tax positions	1,604
Decreases related to prior year tax positions	(170)
Expiration of statute of limitations for the assessment of taxes	(688)

Balance at December 31, 2007	$11,576

        The future impact of the unrecognized tax benefit of $11.6 million, if recognized, is as follows: $0.1 million would affect the effective tax rate; $0.8 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and $10.7 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

        Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled $0.1 million in 2007. Accrued interest and penalties were $0.5 million and $0.6 million as of December 31, 2007 and 2006, respectively.

        In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

        As of December 31, 2007, we had deferred tax assets in excess of our deferred tax liabilities of approximately $120.2 million. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. We closed the sales of the Commercial and Cardiovascular Asset during the first quarter of 2008, and we expect to close on the sale of the Manufacturing Assets during the first quarter of 2008. As a result of these sales, we anticipate utilizing a substantial portion of our deferred tax asset balances at December 31, 2007 by the end of the first quarter 2008 and incurring a small tax liability in those tax jurisdictions where we have insufficient deferred tax assets.

Status of Acquired In-Process Research and Development Programs

        In connection with our acquisition of ESP Pharma in March 2005, we recognized charges for acquired in-process research and development of $79.4 million due to incomplete research and development programs related to terlipressin and ularitide that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. As a result of our relinquishment of our rights to terlipressin in 2006 and the sale of ularitide in March 2008, we no longer own rights to either of these products. The $79.4 million in acquired in-process research and development expenses has been classified as discontinued operations in 2005.

        In connection with our acquisition of Eos in April 2003, we recognized charges for acquired in-process research and development of $37.8 million due to incomplete research and development programs related to volociximab (M200) and F200 that had not yet reached technological feasibility and had no alternative future use as of the respective acquisition dates. Of the $37.8 million charge, $24.1 million related to M200, a function-blocking antibody that targets a specific integrin for solid tumors, including melanoma, pancreatic and renal cell cancers. We currently have phase 2 clinical trials for M200 ongoing. With respect to F200, which represented the other $13.7 million of the charges, we discontinued the development of the product.

        In addition, during the fourth quarter of 2003, we recognized a charge to acquired in-process research and development totaling $48.2 million in connection with the amendment to our collaboration agreement with Roche in October 2003, pursuant to which we acquired exclusive worldwide rights to market, develop, manufacture and sell daclizumab (Zenapax) in all disease indications other than transplantation. The $48.2 million charge related to the rights to autoimmune indications for daclizumab that were then being developed and tested in clinical studies, specifically to treat asthma and ulcerative colitis. We have terminated the daclizumab program related to the treatment of ulcerative colitis, and the advancement of the phase 2 clinical trial of daclizumab for the treatment of asthma is pending a partnership. We are pursuing development of daclizumab for treatment of moderate to severe asthma and intend to initiate a phase 2 trial during 2008.

Assumptions Underlying In-Process Research and Development Charges

        We determined the values of the acquired in-process research and development from the ESP Pharma acquisition, the Eos acquisition and the Roche arrangement by estimating the related future probability-adjusted net cash flows, which we then discounted to present values using a discount rate of 14% for the ESP Pharma acquisition and 15% for both the Eos acquisition and the Roche arrangement. This discount rate is a significant assumption and was based on our estimated weighted-average cost of capital at the time taking into account the risks associated with the projects acquired. We based the projected cash flows from such projects on estimates of revenues and operating profits related to such projects considering the stage of development of each potential product acquired, the time and resources needed to complete each product, the life of each potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound and obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In determining the value of the acquired in-process research and development, the assumed commercialization dates used for the potential products as of the respective dates of acquisition ranged from 2007 to 2008 related to the ESP Pharma acquisition and the Roche arrangement and 2008 to 2009 related to the Eos acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

        To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties, interest income on invested capital and, more recently, product sales. At December 31, 2007, we had cash, cash equivalents, marketable securities and restricted cash and investments in the aggregate of $440.8 million, compared to $426.3 million at December 31, 2006.

        Net cash provided by our operating activities in 2007 was $67.0 million compared with $78.8 million and $31.6 million in 2006 and 2005, respectively. The decrease in net cash provided by operating activities in 2007 was primarily attributable to increased legal costs associated with our strategic assessment process in 2007 and changes in our working capital due to the timing of payments relating to cash receipts from receivables and cash payments for our liabilities, partially offset by higher product sales and royalty revenues during 2007. In 2006, the $47.2 million increase in cash provided by operations from 2005 was primarily attributable to increased product sales and revenues from royalties, which were partially offset by the increase in spending for advancing clinical programs and our expansion into sales and marketing activities as well as an increase in headcount.

        Net cash provided by investing activities in 2007 was $72.7 million, compared to cash used in investing activities of $116.0 million and $320.8 million in 2006 and 2005, respectively. The $72.7 million net cash used in investing activities in 2007 was primarily attributable to net maturities of $156.5 million of our available-for-sale marketable securities due to the timing differences of purchases and maturities, and $20.9 in proceeds from the sale of our property in Fremont, California. These increases were partially offset by $94.7 million in capital expenditures, which included the development and construction of our new headquarters in Redwood City, California. The $116.0 million net cash used in investing activities in 2006 was primarily attributable to net purchases of marketable securities of $75.4 million due to the timing differences of purchases and maturities of our available-for-sale marketable securities, $36.5 million in capital expenditures, of which $2.8 million related to the development and construction of our new headquarters, and $15.0 million related to the first of two milestone payments payable to Centocor under the Retavase product purchase agreement (see Note 7 to the Consolidated Financial Statements for further information). These net purchases were partially offset by the repayment to us by Exelixis of a $30.0 million note receivable and the establishment of letters of credit related to the lease of and construction at our new corporate headquarters totaling $18.3 million. The $320.8 million net cash used in investing activities in 2005 was primarily attributable to $432.6 million in cash payments (net of cash acquired) related to the acquisitions of ESP Pharma and the rights to the Retavase product in March 2005 and $41.3 million in capital expenditures, which were partially offset by $154.5 million in sales and maturities of our marketable securities and maturities of restricted investments.

        Net cash provided by financing activities in 2007 was $22.0 million, compared to $32.9 million and $381.2 million in 2006 and 2005, respectively. The $22.0 million net cash provided by financing activities in 2007 was primarily due to the issuance of our common stock primarily in connection with employee option exercises and our employee stock purchase plan. The $32.9 million net cash provided by financing activities in 2006 was primarily due to the issuance of our common stock primarily in connection with option exercises. The $381.2 million net cash provided by financing activities in 2005 was primarily due to the issuance of the 2005 Notes in February 2005, the issuance of common stock to Biogen Idec for $100 million, and employee stock purchase plan and stock option exercises totaling $39.9 million

        In conjunction with the announcement of the cessation of the sale process in March 2008, we announced that we intend to distribute to our stockholders at least $500 million of the initial proceeds from the sale of the Commercial and Cardiovascular Assets and Manufacturing Assets, pending the close of all of the transactions, in a form and at a time to be determined. In addition, we announced that we are actively evaluating several alternative structures that would, if completed, result in the distribution to our stockholders of 50% or more of the value of future antibody humanization royalties that would be received from currently marketed products. We are carefully evaluating numerous factors, including tax implications, structural considerations, and market conditions, in order to select the alternative that would maximize the value of the humanization royalties for our stockholders. The structures being evaluated include, among others, a sale of the right to receive future royalties, a securitization of future royalties or a distribution to stockholders of securities related to the royalty stream.

        In conjunction with our restructuring efforts and significant cost-cutting measures currently underway, we believe that the revenues generated from our royalties and collaboration agreements, taking into account a distribution to our stockholders of 50% or more of the value of future antibody humanization royalties, discussed below, will be sufficient to fund our operations over the next year and the foreseeable future. Our future capital requirements will depend on numerous factors, as described below, and the sale of another or all of our key assets could fundamentally change how we fund our operations. Such factors that impact our future capital requirements include, among others, royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis, Tysabri and Xolair; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; interest income; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborative partners or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and commercialize our potential products we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

        In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The larger of the two buildings (the Administration Building) primarily serves as general office space while the other serves as our principal laboratory space (the Lab Building). We took possession of the buildings during the fourth quarter of 2006 and completed our move into the buildings by the end of 2007. Significant leasehold improvements were performed for the Lab Building, which had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction," to reflect the lease of the Lab Building in our financial statements as if we had purchased the building. Therefore, we recorded the fair value of the building and a corresponding financing liability, which was approximately $25.4 million, at the time when we took possession of the building. We incurred approximately $64 million in leasehold improvements in the Lab Building. We completed construction during the fourth quarter of 2007 and the Lab Building was placed into service in December 2007. Our underlying lease term is approximately 15 years, or through December 31, 2021. At December 31, 2007, our financing liability related to the Lab Building was approximately $26.9 million.

        In November 2006, we established an irrevocable letter of credit in the amount of $15.0 million with a financial institution in connection with the building leases in Redwood City, California. This letter of credit was to expire in November 2007, but it was automatically extended to November 2008 since this letter of credit was not returned by the holder before November 2007.

        In February 2005, we issued the 2005 Notes, which are convertible into our common stock at a conversion price of $23.69 per share, subject to adjustment in certain events. Interest on the 2005 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2005 Notes are unsecured and subordinated to all our existing and future indebtedness and may be redeemed at our option, in whole or in part, beginning on February 19, 2010 at par value. We used the proceeds from the 2005 Notes to help fund the acquisitions of ESP Pharma and the rights to the Retavase product in March 2005.

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

        Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements for the next five years and thereafter, excluding commitments that were assumed by

Otsuka and EKR under the terms of the sales of the Commercial and Cardiovascular Assets in March 2008, are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$4,719	$7,539	$6,930	$63,309	$82,497
Long-term liabilities (including interest payments)(1)	6,955	7,284	7,774	42,275	64,288
Convertible notes (including interest payments)	11,875	273,748	257,500	—	543,123
Construction contracts	2,483	—	—	—	2,483
Contract manufacturing	3,744	—	—	—	3,744

Total contractual obligations	$29,776	$288,571	$272,204	$105,584	$696,135

(1)
Includes lease payments related to our Lab Building in Redwood City, California and post-retirement benefit obligations

        In addition to the amounts disclosed in the table above, we have committed to make payments for certain retention and severance related benefits. See Notes 6, 9 and 21 to the Consolidated Financial Statements for further details. Further, we have committed to make potential future "milestone" payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of December 31, 2007. We estimate that such milestones that could be due and payable over the next year approximate $2 million and milestones that could be due and payable over the next three years approximate $4 million.

        In addition, in connection with the closing of the Cardiovascular Assets to EKR and under certain circumstances, we may be required to reimburse EKR for the cost of certain Retavase manufacturing obligations during 2008, not to exceed $2.5 million.

Off-Balance Sheet Arrangements

        None.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        We maintain a non-trading investment portfolio of investment grade, highly liquid debt securities, which limits the amount of credit exposure to any one issue, issuer or type of instrument. We do not use derivative financial instruments for speculative or trading purposes. We carry our investments debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. In 2007, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all of our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

        The debt securities in our investment portfolio are subject to interest rate risk. We do not currently hedge interest rate exposure. If market interest rates were to increase by 100 basis points from December 31, 2007 and 2006, the fair value of the portfolio would decline by $0.1 million and $2.0 million, respectively. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

        As of December 31, 2007, the aggregate fair value of our convertible subordinated notes was $500.7 million, based on available pricing information. The 2003 Notes bear interest at a fixed rate of 2.75% and the 2005 Notes bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

        The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations. Our convertible notes may be converted to common stock prior to the maturity date.

(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Convertible subordinated notes
Fixed Rate	—	—	—	—	$250,000	$249,998	$499,998	$500,650	*
Avg. Interest Rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%

*
The fair value of the remaining payments under our convertible subordinated notes is based on the market price of similar instruments with similar convertible features.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$340,634	$179,009
Restricted cash	25,005	—
Marketable securities	71,880	154,115
Accounts receivable, net of allowances of $17.7 million and $13.7 million at December 31, 2007 and 2006, respectively	5,163	14,815
Inventories	—	19,663
Assets held for sale	269,390	—
Prepaid and other current assets	8,362	11,894

Total current assets	720,434	379,496
Long-term marketable securities	—	74,892
Long-term restricted cash	3,269	18,269
Land, property and equipment, net	330,746	296,529
Goodwill	81,724	69,954
Other intangible assets, net	9,056	285,713
Deferred tax asset	38,319	6,075
Other assets	8,644	10,965

Total assets	$1,192,192	$1,141,893

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,893	$13,478
Accrued compensation	27,222	21,123
Royalties payable	5,967	4,780
Other accrued liabilities	33,838	45,925
Deferred revenue	7,171	13,443
Deferred tax liability	38,319	6,075
Current portion of other long-term debt	678	1,239

Total current liabilities	122,088	106,063
Convertible notes payable	499,998	499,998
Long-term deferred revenue	27,647	31,366
Other long-term debt	34,849	36,925

Total liabilities	684,582	674,352
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 117,577 and 115,006 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,176	1,150
Additional paid-in capital	1,098,251	1,037,846
Accumulated deficit	(591,345)	(570,129)
Accumulated other comprehensive loss	(472)	(1,326)

Total stockholders' equity	507,610	467,541

Total liabilities and stockholders' equity	$1,192,192	$1,141,893

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Royalties	$221,088	$184,277	$130,068
License, collaboration and other	37,837	64,792	28,395

Total revenues	258,925	249,069	158,463
Costs and expenses
Research and development	204,175	209,311	156,049
General and administrative	67,367	53,317	35,330
Restructuring charges	6,668	—	—
Asset impairment charges	5,513	900	15,769

Total costs and expenses	283,723	263,528	207,148

Operating loss	(24,798)	(14,459)	(48,685)
Interest and other income, net	19,362	17,704	9,616
Interest expense	(13,708)	(13,070)	(10,177)

Loss from continuing operations before income taxes	(19,144)	(9,825)	(49,246)
Income tax expense	247	941	47

Loss from continuing operations	(19,391)	(10,766)	(49,293)
Discontinued operations, net of income tax expense (benefit) of $221, $(174) and $821 for the years ended December 31, 2007, 2006 and 2005, respectively and 2005, respectively	(1,670)	(119,254)	(117,284)

Net loss	$(21,061)	$(130,020)	$(166,577)

Net loss per basic and diluted share
Continuing operations	$(0.17)	$(0.09)	$(0.47)
Discontinued operations	(0.01)	(1.05)	(1.13)

Net loss per share	$(0.18)	$(1.14)	$(1.60)

Shares used to compute net loss per basic and diluted share	116,365	113,571	104,326

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(21,061)	$(130,020)	$(166,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process research and development	—	—	79,417
Asset impairment charges	5,513	74,650	31,269
Depreciation	32,150	30,816	15,126
Amortization of convertible notes offering costs	2,344	2,345	2,214
Amortization of intangible assets	32,341	44,854	37,557
Stock-based compensation expense	20,578	23,648	970
Loss on investment in marketable securities	—	—	302
Loss on disposal of equipment	763	74	7
Tax benefit from stock-based compensation arrangements	—	879	—
Other non-cash research and development expenses	—	—	1,500
Changes in assets and liabilities:
Accounts receivable, net	9,652	4,301	(21,626)
Interest receivable	1,169	(1,416)	323
Inventories	(4,218)	(2,110)	923
Other current assets	3,531	15,622	(6,618)
Other assets	(23)	(5,616)	(124)
Accounts payable	(4,585)	10,750	(4,029)
Accrued liabilities	(4,146)	30,215	10,772
Other long-term liabilities	2,956	4,002	—
Deferred revenue	(9,991)	(24,224)	50,144

Total adjustments	88,034	208,790	198,127

Net cash provided by operating activities	66,973	78,770	31,550

Cash flows from investing activities
Purchases of marketable securities	(134,588)	(384,206)	(600)
Maturities of marketable securities	291,083	301,930	147,660
Maturities of restricted securities	—	6,829	6,876
Maturities of note receivable	—	30,000	—
Adjustment to goodwill related to ESP Pharma acquisition	—	—	(873)
Cash paid for ESP Pharma acquisition, net of cash acquired	—	—	(322,558)
Cash paid of the acquisition of Retavase product	—	—	(110,000)
Purchase of intangible assets	—	(18,777)	—
Sale of intangible assets	—	2,750	—
Purchase of property and equipment	(94,738)	(36,518)	(41,268)
Proceeds from the sale of property and equipment	20,903	269	—
Transfer to restricted cash	(10,005)	(18,269)	—

Net cash provided by (used in) investing activities	72,655	(115,992)	(320,763)

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	27,273	33,529	139,868
Proceeds from issuance of convertible notes	—	—	242,048
Proceeds from financing of tenant improvements	2,118	—	—
Payments on other long-term debt	(7,394)	(675)	(721)

Net cash provided by financing activities	21,997	32,854	381,195

Net increase (decrease) in cash and cash equivalents	161,625	(4,368)	91,982
Cash and cash equivalents at beginning of the year	179,009	183,377	91,395

Cash and cash equivalents at end the year	$340,634	$179,009	$183,377

Supplemental Disclosure of Non-Cash Information
Cash paid during the year for interest	$12,449	$12,431	$9,994
Cash paid during the year for income taxes	$162	$914	$365
Non-cash investing and financing activities:
Capitalization of facilities under financing lease transactions, including accrued interest, and corresponding long-term financing	$1,549	$25,117	$—
Issuance of escrow shares to former ESP stockholders	$12,580	$12,700	$—

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
(In thousands, except shares of common stock data)			Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	95,857,236	$959	$686,302	$—	$(273,532)	$(1,219)	$412,510
Issuance of common stock under employee benefit plans, net	3,554,878	35	42,091	(2,258)	—	—	39,868
Issuance of common stock in connection with ESP Pharma acquisition	7,330,182	73	104,778	—	—	—	104,851
Issuance of common stock in connection with Biogen Ided collaboration agreement	4,058,935	41	99,959	—	—	—	100,000
Stock-based compensation expense for employees	—	—	—	260	—	—	260
Stock-based compensation expense for consultants	—	—	710	—	—	—	710
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	1,260,842	13	35,278	—	—	—	35,291
Comprehensive loss:
Net loss	—	—	—	—	(166,577)	—	(166,577)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	(848)	(848)

Total comprehensive loss	—	—	—	—	—	—	(167,425)

Balance at December 31, 2005	112,062,073	$1,121	$969,118	$(1,998)	$(440,109)	$(2,067)	$526,065
Issuance of common stock under employee benefit plans, net	2,542,779	25	33,504	—	—	—	33,529
Elimination of deferred stock compensation upon adoption of SFAS 123(R)	—	—	(1,998)	1,998	—	—	—
Stock-based compensation expense for employees	—	—	23,383	—	—	—	23,383
Stock-based compensation expense for consultants	—	—	264	—	—	—	264
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	401,408	4	12,696	—	—	—	12,700
Tax benefit from employee stock option exercises	—	—	879	—	—	—	879
Comprehensive loss:
Net loss	—	—	—	—	(130,020)	—	(130,020)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	1,599	1,599
Adjustments to initially apply SFAS 158, net of tax	—	—	—	—	—	(858)	(858)

Total comprehensive loss	—	—	—	—	—	—	(129,279)

Balance at December 31, 2006	115,006,260	$1,150	$1,037,846	$—	$(570,129)	$(1,326)	$467,541
Issuance of common stock under employee benefit plans, net	2,065,352	21	27,252				27,273
Stock-based compensation expense for employees	—	—	20,513	—	—	—	20,513
Stock-based compensation expense for consultants	—	—	65	—	—	—	65
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	505,650	5	12,575	—	—	—	12,580
Adoption of FIN 48	—	—	—	—	(155)	—	(155)
Comprehensive loss:
Net loss	—	—	—	—	(21,061)	—	(21,061)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	536	536
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	—	318	318

Total comprehensive loss							(20,207)

Balance at December 31, 2007	117,577,262	$1,176	$1,098,251	$—	$(591,345)	$(472)	$507,610

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. ORGANIZATION AND BUSINESS

        We are a biopharmaceutical company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with numerous biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. These licensing agreements have contributed to the development by our licensees of nine marketed products. We currently have several investigational compounds in clinical development for severe or life-threatening diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases. We began marketing and selling acute-care products in the hospital setting in the United States and Canada in March 2005, however, in August 2007 we began the process of divesting each of our commercial products and had completely divested these assets as of March 7, 2008.

        On August 28, 2007, in connection with a months-long evaluation of strategic alternatives conducted by our management and Board of Directors, we announced our intent to sell our commercial and cardiovascular assets, which were comprised of our Cardene®, Retavase® and IV Busulfex® commercial products and our ularitide development-stage cardiovascular product (together, our Commercial and Cardiovascular Assets). The decision to pursue a sale of these assets was related to a significant strategic change to focus the Company on the discovery and development of novel antibodies in oncology and immunologic diseases. Given the change in our strategic direction and the current timing of our pipeline products, we determined that our commercial products and cardiovascular development programs, which are not antibody-based products, were no longer a strategic fit.

        We subsequently announced on October 1, 2007 that we were seeking the sale of our entire Company or of our key assets, which decision was in connection with our ongoing evaluation of strategic alternatives.

        In December 2007, we signed a definitive agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the sale of our IV Busulfex product for $200 million in cash consideration. This was the first transaction following our decision, announced on October 1, 2007, to actively pursue the sale of our entire Company or of our key assets. In February 2008, we entered into a definitive agreement for the sale of our Cardene, Retavase and ularitide products (together, our Cardiovascular Assets) to EKR Therapeutics, Inc. (EKR) for an upfront payment of $85 million, up to $85 million in development and sales milestone payments, as well as royalties on certain future product sales. We closed the sales of the IV Busulfex and Cardiovascular Assets products in March 2008.

        Also, in February 2008, we entered into an asset purchase agreement for the sale of our Minnesota manufacturing facility and related operations to GMN, Inc., a wholly owned subsidiary of Genmab A/S (Genmab), for total cash proceeds of $240 million. Under the terms of this agreement, Genmab would acquire our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and all assets therein, as well as certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In addition, Genmab plans to retain the approximately 170 employees currently working at the manufacturing facility. In connection with this transaction, Genmab would produce clinical material to supply certain of our pipeline products for our investigational studies under a clinical supply agreement. We expect to close this transaction during the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. ORGANIZATION AND BUSINESS (Continued)

        In March 2008, we announced that we had ended the sale process for the Company or our biotechnology discovery and development assets. While we had actively pursued a sale of the entire Company or our key assets since we announced our intent to do so in October 2007, we had not received any firm offers for the Company as a whole or for our biotechnology assets.

        We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

        The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

        During the fourth quarter of 2007, based on the interest and related offers we received for our Commercial and Cardiovascular Assets, we elected to proceed with the sale our Commercial and Cardiovascular Assets separate from the sale of the entire Company. Therefore, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS No. 144), we classified our Commercial and Cardiovascular Assets, including product rights intangible assets and related fixed assets, as "held for sale" on the Consolidated Balance Sheet. In addition, since we expect to have no significant or direct involvement in the future operations related to these assets after the closing date of the sales in March 2008, the results of the Commercial and Cardiovascular Operations segment, which operations are comprised of those related to the Commercial and Cardiovascular Assets, have been presented as discontinued operations. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. For details of such amounts, see Note 6.

        These financial statements are prepared on a going concern basis and may not be representative of the earnings and value of the Company if assets are sold separately.

Principles of Consolidation

        The consolidated financial statements include the accounts of PDL BioPharma, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

Reclassifications

        We reclassified certain costs previously included in research and development expenses to general and administrative expenses in 2006. Such amounts primarily relate to certain of our clinical affairs costs that are more appropriately classified as general and administrative expenses. The impact of this reclassification decreased research and development expenses and increased general and administrative expenses in 2006 by $12.9 million. The reclassification had no impact on our total operating expenses or our net losses for 2006. In addition, certain reclassifications of prior years' amounts have been made to conform to the current year presentation in our Consolidated Balance Sheet as of December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management Estimates

        The preparation of financial statements in conformity with GAAP requires the use of management's estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Disclosures

        In accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," we are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker is comprised of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. As of December 31, 2007, we operated as one segment. During 2007, we operated as two operating segments, our Commercial and Cardiovascular Operations and our Antibody-Based Operations. Our Commercial and Cardiovascular Operations included financial results related to our Commercial and Cardiovascular Assets as well as all revenues and costs and expenses related to previously owned commercial products (Declomycin, Sectral, Ismo and Tenex) and development costs related to terlipressin, a development program that we terminated in 2006, all of which we acquired in connection with the acquisition of ESP Pharma, Inc. in March 2005, the purchase of rights to the Retavase product in March 2005 and the purchase of certain Cardene rights from Roche in September 2006. Our Antibody-Based Operations represented the remainder of our operations.

        The financial results for our Commercial and Cardiovascular Operations have been presented as discontinued operations in the Consolidated Statement of Operations and the assets associated with this segment have been reported as "Assets held for sale" on the Consolidated Balance Sheet. Therefore, the continuing operations constitute one segment as of the end of 2007.

        Our facilities are located primarily within the United States.

Cash Equivalents, Restricted Cash, Marketable Securities and Concentration of Credit Risk

        We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents, marketable securities and restricted cash and investments with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument.

Inventories

        Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method. When the inventory carrying value exceeds the net realizable value, reserves are recorded for the difference between the cost and the net realizable value. These reserves are determined based on management's estimates. Inventories consist of finished goods, work-in-process and raw materials (including active pharmaceutical ingredients) and, as of December 31, 2007, related solely to our Commercial and Cardiovascular Operations. As a result, inventories have been classified as assets held for sale on our Consolidated Balance Sheet as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories consisted of the following:

	December 31,
(In thousands)
	2007	2006
Raw materials	$8,378	$9,689
Work-in-process	7,384	5,286
Finished goods	8,120	4,688

Total	$23,882	$19,663

Revenue Recognition

        We recognize revenues resulting from product sales, from licensing and use of our technology, from research and development (R&D) services and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Royalty, licensing and other revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production. All revenues resulting from product sales have been presented as discontinued operations (see Note 6).

        Revenues, and their respective accounting treatment for financial reporting purposes, are as follows:

Product Sales

        We recognize revenues from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed and determinable, and collectibility is reasonably assured. Product sales are recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates.

Royalties

        Under most of our patent license agreements, we receive royalty payments based upon our licensees' net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenues in the quarter reported to us by our licensees (i.e., generally royalty revenues are recognized one quarter following the quarter in which sales by our licensees occurred).

License, Collaboration and Other Revenues

        We include revenues recognized from upfront licensing and license maintenance fees, milestone payments and reimbursement of development expenses in license, collaboration and other revenues in our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upfront License and License Maintenance Fees

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

  •
  Under patent rights agreements, the licensee purchases a research patent license in exchange for an upfront fee. In addition, the licensee has the right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research, and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses; therefore, upon delivery of the patent rights agreement, the earnings process is complete. When a licensee exercises its right to obtain patent licenses to certain designated drug targets for commercial purposes, we recognize the related consideration as revenues upon the licensee's exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

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

Milestones

        We enter into patent license and humanization agreements that may contain milestones related to reaching particular stages in product development. We recognize "at risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk" when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or through a perfunctory effort. Milestones which are not deemed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to be "at risk" are recognized as revenue in the same manner as up-front payments.. Generally, there are four types of agreements under which a customer would owe us a milestone payment:

  •
  Humanization agreements provide for the payment of certain milestones to us after the completion of services to perform the humanization process. These milestones generally include delivery of a humanized antibody meeting a certain binding affinity and, at the customer's election, delivery of a cell line meeting certain criteria described in the original agreement.

  •
  Patent license agreements and humanization agreements sometimes require our licensees to make milestone payments to us when they achieve certain progress, such as FDA approval, with respect to the licensee's product.

  •
  We may also receive certain milestone payments in connection with licensing technology to or from our licensees, such as product licenses. Under these agreements, our licensees may make milestone payments to us when they or we achieve certain levels of development with respect to the licensed technology.

R&D Services

        Amounts received from our collaboration partners are recognized as revenue as the related services are performed. In certain instances, our collaboration agreements involve a combination of upfront fees, milestones and development costs where we are not able to establish fair value of all of the undelivered elements. In those cases, we recognize these upfront fees, milestones and reimbursements of development costs as the services are performed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Since our acquisitions of ESP Pharma and rights to the Retavase product, we have adjusted our allowances for product returns, chargebacks and rebates based on more recent experience. In June 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce net product sales in June 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05 for the year ended December 31, 2006. In addition, in June 2007, based on product return trends, we again revised our estimates for product sales returns. The effect of this change in estimate was to reduce net product sales during the second quarter of 2007 by approximately $2.6 million, which increased net loss per diluted share by approximately $0.02 for the year ended December 31, 2007. Such amounts are presented as discontinued operations.

Advertising and Promotional Expenses

        We engage in promotional activities, which typically take the form of industry publications, journal ads, exhibits, speaker programs, and other forms of media. Advertising and promotion expenditures are expensed as incurred. These expenses for the years ended December 31, 2007, 2006 and 2005 were $19.6 million, $19.5 million and $9.3 million, respectively.

Shipping and Handling

        We record costs related to shipping and handling of revenue-generating products in cost of product sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirm directly with the CRO. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

Research and Development

        Major components of research and development expenses consist of personnel costs, including salaries and benefits, clinical development performed by us and CROs, preclinical work, pharmaceutical development, materials and supplies, payments related to work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All research and development costs are charged to expense as incurred.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. In 2006 and 2007, other comprehensive loss also included the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)" (SFAS No. 158), which we adopted during the fourth quarter of 2006. Our comprehensive loss for the years ended December 31, 2007, 2006 and 2005 is reflected in the Consolidated Statements of Stockholders' Equity.

        The components of other comprehensive loss were as follows:

	December 31.
(In thousands)
	2007	2006
Net unrealized gains (losses) on securities available-for-sale	$67	$(468)
Unrecognized net periodic benefit costs	(539)	(858)

Accumlated other comprehensive loss	$(472)	$(1,326)

Capitalized Software

        Pursuant to SOP 98-1, we recognize costs incurred in the preliminary planning phase of software development as expense as the costs are incurred. Software development costs incurred in the application development phase are capitalized and are included in property and equipment. For the years ended December 31, 2007, 2006 and 2005, we capitalized software development costs of $4.1 million, $7.0 million and $3.7 million, respectively. Once the developed software is placed into service, these costs are amortized over the estimated useful life of the software.

Foreign Currency Translation

        The U.S. dollar is the functional currency for our French subsidiary. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Statements of Operations and have not been material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land, Property and Equipment

        Land, property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 years
Leasehold improvements	Shorter of asset life or term of lease
Laboratory and manufacturing equipment	7 years
Computer and office equipment	3 years
Furniture and fixtures	7 years

Capitalization of Interest Cost

        We capitalize a portion of our interest on borrowings in connection with significant capital expenditures. Of total interest cost incurred of $16.8 million, $14.8 million and $14.1 million during the years ended December 31, 2007, 2006 and 2005, we capitalized interest of $3.1 million, $1.7 million and $3.9 million, respectively.

Intangible and Other Long-Lived Assets

        At December 31, 2007 and 2006, our intangible assets consisted of purchased core technology, product rights and assembled workforce. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), we are amortizing our intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the purchased core technology, which relates to our daclizumab product, over its estimated useful life of ten years and the assembled workforce asset, which we acquired in connection with our acquisition of Eos Biotechnology, Inc. (Eos) in 2003, is completely amortized. Amortization of intangible assets is included in research and development expenses in the Consolidated Statement of Operations. Our product rights assets, which are related to our Commercial and Cardiovascular Operations, were classified as "held for sale" as of December 31, 2007. The amortization expenses related to these assets that were incurred prior to December 1, 2007, the date on which we designated them as "held for sale," are classified as discontinued operations.

        In accordance with SFAS No. 144, we identify and record impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Goodwill

        In March 2005, we recorded goodwill in connection with our acquisition of ESP Pharma. We have tested goodwill for impairment using a two-step process on an annual basis and between annual tests under certain circumstances. Factors that are considered important when evaluating whether impairment might exist include a significant changes in our business strategy. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. We have allocated all of our goodwill to the Commercial and Cardiovascular Operations and, as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2007, we have not recognized any goodwill impairment charges. See Note 6 for further details on our impairment analyses.

3. STOCK-BASED COMPENSATION

        Effective January 1, 2006, we adopted SFAS No. 123, "Share-Based Payment (Revised 2004)" (SFAS No. 123(R)), which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. SFAS No. 123(R) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

        We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123(R).

        We also account for stock options granted to persons other than employees or directors at fair value. Stock options granted to non-employees are subject to periodic remeasurement over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2007, 2006 and 2005 was $0.1 million, $0.3 million and $0.7 million, respectively.

Stock-Based Incentive Plans

        We have four active stock-based incentive plans under which we may grant stock-based awards to our employees, officers, directors and consultants. The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, subject to outstanding awards and available for grant under each of these plans as of December 31, 2007, is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued		Total Shares of Common Stock Subject to Outstanding Awards		Total Shares of Common Stock Available for Grant
1999 Stock Option Plan	9,581,793	2,875,403		5,062,898		1,643,492
1999 Nonstatutory Stock Option Plan	11,000,000	4,413,845		6,054,933		531,222
2002 Outside Directors Stock Option Plan	480,000	61,250		313,500		105,250
2005 Equity Incentive Plan	5,200,000	324,263	(1)	2,822,372		2,086,365
1991 Nonstatutory Stock Option Plan(2)	14,118,207	13,416,188		702,019	(3)	—

(1)
Includes 208,225 restricted shares of our common stock that had not vested and that were subject to forfeiture as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. STOCK-BASED COMPENSATION (Continued)

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

Employee Stock Purchase Plan

        In addition to the stock-based incentive plans described above, we adopted the 1993 Employee Stock Purchase Plan (ESPP), which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees who own less than 5% of our outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under our ESPP equals 85% of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower. Of the 2,900,000 shares authorized for issuance under our ESPP, as of December 31, 2007, 2,376,011 have been issued and 523,989 remain available for future issuance. The stock-based compensation expense recognized in connection with our ESPP for the years ended December 31, 2007 and 2006 was $1.6 million for each year.

Prior to the Adoption of SFAS No. 123(R)

        Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25 and related interpretations. Accordingly, we did not recognize compensation expense in our Consolidated Statements of Operations with respect to options awarded to our employees and directors with exercise prices greater than or equal to the fair value of the underlying common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. STOCK-BASED COMPENSATION (Continued)

However, we did recognize compensation expense in our Consolidated Statements of Operations with respect to the modification of certain employee stock option awards and the issuance of restricted stock to certain employees.

        The table below illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) as amended to our stock-based compensation plans prior to the adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model.

(In thousands, except per share data)	Year Ended December 31, 2005
Net loss, as reported	$(166,577)
Add: Total stock-based employee compensation expense included in net loss, net of taxes	640
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(20,472)

Pro forma net loss	$(186,409)

Basic and diluted net loss per share:
As reported	$(1.60)
Pro forma	$(1.79)

Adoption of SFAS No. 123(R)

        We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. SFAS No. 123(R) requires us to estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We adopted SFAS No. 123(R) using the modified prospective application transition method, which requires that we recognize compensation expense in our consolidated financial statements for all awards granted to employees and directors after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Upon adopting SFAS No. 123(R), we changed from the multiple-option approach to the single-option approach to value stock-based awards with a measurement date on or subsequent to January 1, 2006. In addition, we are amortizing the fair value of these awards using the straight-line attribution method. We continue to expense the nonvested awards granted prior to January 1, 2006 under the multiple-option approach with graded-vesting attribution. In addition, in connection with the adoption of SFAS No. 123(R), we eliminated the remaining balance of the deferred stock-based compensation against APIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense recognized under SFAS No. 123(R) for employees and directors was as follows:

	Years Ended December 31.
(in thousands, except per share amounts)
	2007	2006
Research and development	$10,285	$12,138
Selling, general and administrative	5,380	7,493
Discontinued operations	4,848	3,752

Total stock-based compensation expense	20,513	23,383
Tax benefit related to stock-based compensation	—	—

Increase in net loss	$20,513	$23,383

Effect on net loss per basic and diluted share	$0.18	$0.21

Valuation Assumptions

        The stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 and presented in the pro forma disclosure required under SFAS 123 for the year ended December 31, 2005 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Years Ended December 31,
	2007	2006	2005
Stock Option Plans
Expected life, in years	4.0	4.0	3.1
Risk free interest rate	4.5%	5.0%	3.7%
Volatility	38%	47%	63%
Dividend yield	—	—	—
Employee Stock Purchase Plans
Expected life, in years	0.5	0.5	0.5
Risk free interest rate	5.1%	4.8%	3.4%
Volatility	38%	43%	42%
Dividend yield	—	—	—

        Our expected term represents the period that we expect our stock-based awards to be outstanding, which we determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. We base expected volatility on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our options at the time of grant. We have not issued any dividends and do not have a plan in place to pay any cash dividends in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. STOCK-BASED COMPENSATION (Continued)

the foreseeable future. We therefore have assumed a dividend yield of zero for purposes of these fair value estimations.

Stock Option Activity

        A summary of our stock option activity for the years ended December 31, 2007, 2006 and 2005 is presented below.

	2007		2006		2005
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	14,313	$18.79	14,342	$17.89	15,215	$16.36
Granted	3,980	21.92	3,737	19.75	3,882	20.17
Exercised	(1,664)	13.69	(2,206)	13.23	(3,260)	11.22
Forfeited	(1,673)	21.58	(1,560)	20.73	(1,495)	22.96

Outstanding at end of year	14,956	19.85	14,313	18.79	14,342	17.89

Exercisable at end of year	9,076	19.11	8,301	18.20	8,041

Weighted-average grant-date fair value of options granted during the year		$7.79		$8.28		$8.98

	Outstanding				Excercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$4.25-$9.66	1,679	3.39	$7.74		1,679	$7.74
$9.67-$16.82	1,722	6.41	15.13		1,493	14.97
$16.86-$17.30	1,567	5.66	17.13		642	17.14
$17.43-$19.07	1,648	5.90	18.48		985	18.52
$19.10-$21.01	1,905	4.81	20.28		1,210	20.58
$21.02-$21.73	1,116	4.75	21.55		591	21.54
$21.87-$22.10	2,135	6.59	22.10		204	22.08
$22.31-$27.50	2,027	4.85	25.92		1,433	26.51
$27.51-$52.44	1,135	4.32	32.52		817	33.61
$56.84	22	2.80	56.84		22	56.84

Totals	14,956	5.26	$19.85	$21,129	9,076	$19.11	$20,457

        Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $17.52 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Total unrecognized compensation cost related to nonvested stock options outstanding as of December 31, 2007 was $49.7 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 2.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

3. STOCK-BASED COMPENSATION (Continued)

        Additional information regarding our options exercised is set forth below:

	Years Ended December 31,
(In thousands)
	2007	2006
Cash received	$22,778	$29,182
Aggregate intrinsic value	$15,856	$28,469

        Prior to the fourth quarter of 2007, all outstanding stock options contained provisions whereby 25% of the original option grant amount would have accelerated and become immediately vested under certain circumstances in the event of a change in control of the Company. During the fourth quarter of 2007, the Compensation Committee of the Board of Directors approved a modification to the existing terms of all outstanding stock options held by non-officers of the Company to increase the level of acceleration to 50% of the original grant amount with all other terms and provisions of the options remaining unchanged. In addition, during the fourth quarter of 2007, the Compensation Committee approved a modification to the existing terms of outstanding stock options held by our commercial employees to accelerate the vesting equal to 25% of the original grant amount if and when the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company. As both of these modifications would result in additional vesting for the option holders only under certain circumstances, and as those events are not deemed to be probable until such time as each occurs, no incremental expense related to the modifications to the options has been recorded to date.

Restricted Stock

        A summary of our restricted stock activity for the year ended December 31, 2007 is presented below:

	2007		2006		2005
	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	137	$20.67	103	$21.88	—	$—
Awards granted	143	$20.00	60	$19.09	106	$21.88
Awards vested	(41)	$20.86	(26)	$(21.88)	—	$—
Forfeited	(31)	$19.65	—	$—	(3)	$21.73

Nonvested at end of year	208	$20.33	137	$20.67	103	$28.88

        Stock-based compensation expense related to our restricted stock for the years ended December 31, 2007 and 2006 was $1.2 million and $0.7 million, respectively. Total unrecognized compensation cost related to nonvested restricted stock outstanding as of December 31, 2007 was $4.0 million, which we expect to recognize over a weighted-average period of 1.8 years.

        During the fourth quarter of 2007, the Compensation Committee of the Board of Directors approved a modification to the existing terms of certain restricted stock grants made during the third quarter of 2007 to certain employees of the Company to provide for 100% acceleration of any unvested portion of these grants in the event of a change in control of the Company. All other terms and provisions of the restricted stock grants remain unchanged. As this modification would only result in additional vesting for the grant holders in the event of a change in control of the Company, and as that event is not deemed to be probable until such time as it occurs, no incremental expense related to the modification of these grants has been recorded to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. COLLABORATIVE ARRANGEMENTS

        Biogen Idec MA, Inc.    In September 2005, we entered into a collaboration agreement with Biogen Idec MA, Inc. (Biogen Idec) for the joint development, manufacture and commercialization of three antibodies. The agreement provides for shared development and commercialization of daclizumab in multiple sclerosis and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) and HuZAF (fontolizumab) in all indications.

        We received an upfront license fee payment of $40.0 million and, pursuant to a related stock purchase agreement, Biogen Idec purchased 4.1 million shares of our common stock at $24.637 per share, which represented the then fair market value of the stock, for an aggregate amount of $100.0 million in cash.

        We and Biogen Idec share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies share the development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company's capabilities and expertise. We are eligible to receive development and commercialization milestones based on the further successful development of the antibodies covered by the collaboration agreement. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to us on sales of collaboration products. If multiple products are developed successfully in multiple indications and all milestones are achieved, PDL could receive certain development and commercialization milestone payments totaling up to $660 million. Of these, $560 million are related to development and $100 million are related to commercialization of collaboration products.

        We determined that all elements under the collaboration agreement should be accounted for as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21. As we have continuing obligations under the collaboration agreement, and as significant development risk remains, we recorded the $40.0 million upfront license fee as deferred revenue, and we are recognizing this amount over development periods of the antibodies, ranging from five to nine years. During the years ended December 31, 2007 and 2006, we recognized revenues of $24.8 million and $27.2 million, respectively, under the Biogen Idec arrangement.

        In the fourth quarter of 2007 we recognized a $5 million at-risk milestone payment from Biogen Idec upon datalock of the current phase 2 trial of the daclizumab product in multiple sclerosis.

5. NET LOSS PER SHARE

        In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented, while diluted net loss per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed purchase of common shares under our ESPP using the treasury stock method, as well as the assumed release of shares in escrow from the ESP Pharma acquisition and the conversion of convertible notes using the if-converted method. For all periods presented, we incurred a net loss and, as such, we did not include the effect of outstanding stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. NET LOSS PER SHARE (Continued)

options, outstanding shares in escrow, outstanding restricted stock, or outstanding convertible notes in the diluted net loss per share calculations, as their effect would have been anti-dilutive.

        The following table summarizes the number of common equivalent shares excluded from the calculation of diluted net loss per share reported in the statement of operations and excluded from the table presented in the Stock-Based Compensation section in Note 3 above, as their effect would have been anti-dilutive:

	Years Ended December 31,
(In thousands)
	2007	2006	2005
Stock options	14,678	14,283	15,376
Common stock in escrow	153	953	1,608
Restricted stock outstanding	154	120	49
Convertible notes	22,970	22,970	21,640

Total	37,955	38,326	38,673

6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

        Assets are classified "held for sale" when certain criteria are met, including whether management commits to a formal plan to actively market the assets for sale. During the fourth quarter of 2007, based on the interest and related offers we received for our Commercial and Cardiovascular Assets, we elected to proceed with the sale of the Commercial and Cardiovascular Assets separate from the sale of the entire Company. As a result, in accordance with SFAS No. 144, we classified our Commercial and Cardiovascular Assets, including product rights intangible assets and fixed assets, as "held for sale" on the Consolidated Balance Sheet. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value, less costs to sell, and we cease to recognize depreciation or amortization expenses related to the assets. As of December 31, 2007, our assets held for sale were comprised of our Commercial and Cardiovascular Assets.

        In addition, since we expect to have no significant or direct involvement in the future operations related to the Commercial and Cardiovascular Assets after the closing date of the sales in March 2008, the results of the Commercial and Cardiovascular Operations have been presented as discontinued operations in the Consolidated Statement of Operations. While we expect to have some indirect involvement in the future operations of the Cardiovascular Assets, it will not be significant, since it relates to assistance with Cardene lifecycle management activities that will not extend beyond the 2008 year end, for which we will be reimbursed by EKR, and we estimate such amount will be less than 10% of the total purchase price of the Cardiovascular Assets. In addition, other indirect involvement that we may have is the receipt of contingent consideration and royalties on certain future product sales, which would not preclude the classification of discontinued operations under SFAS No. 144.

        The amortization expenses related to the Commercial and Cardiovascular Assets that were incurred prior to the date on which we designated them as "held for sale," which was December 1, 2007, are classified within discontinued operations. Our Commercial and Cardiovascular Operations include financial results related to our Commercial and Cardiovascular Assets as well as all revenues and costs and expenses related to previously owned commercial products (Declomycin, Sectral, Ismo and Tenex) and development costs related to terlipressin, a development program that we terminated in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

2006, all of which we acquired in connection with the acquisition of ESP Pharma, Inc. in March 2005, the purchase of rights to the Retavase product in March 2005 and the purchase of certain Cardene rights from Roche in September 2006.

        Since our Commercial and Cardiovascular Assets were classified as "held for sale" as of December 31, 2007, we were required to report these assets at the lower of their respective carrying amounts or their fair values less costs to sell. The carrying value of the Commercial and Cardiovascular Assets was approximately $269.4 million as of December 31, 2007. In addition, the $81.7 million goodwill balance on our Consolidated Balance Sheet relates entirely to our Commercial and Cardiovascular Operations reporting unit. Our estimates of the fair value of the Commercial and Cardiovascular Assets were based upon executed agreements for the sale of the related assets. For the IV Busulfex assets, our estimate of fair value was based on the purchase price of $200 million, and for the Cardiovascular Assets, our estimate of fair value was based on the up-front fee of $85 million, a probability-weighted and discounted estimate of the fair value of the contingent milestones and a probability-weighted and discounted estimate of the fair value of the future royalties. Based upon our analysis, as of December 31, 2007, the estimated fair value of the Commercial and Cardiovascular Assets exceeded the carrying value of the assets, including the related goodwill. Therefore, we didn't recognize any asset impairment charges for our Commercial and Cardiovascular Assets.

        Although we did not recognize any asset impairment charges related to the assets within our Commercial and Cardiovascular Operations reporting unit as of December 31, 2007, we expect to recognize a loss of approximately $65 million in connection with the completion of the sales of the Commercial and Cardiovascular Assets. This loss is driven from the contingent consideration that we may receive in the future in connection with the sale of the Cardiovascular Assets. We have included such contingent consideration in our fair value estimate as of December 31, 2007, as discussed above, but we will not record the contingent consideration until such time that milestones and/or royalties are earned.

        The significant components of our Commercial and Cardiovascular Operations, which were presented as discontinued operations for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Years Ended December 31,
(In thousands)
	2007	2006	2005
Net revenues	$204,166	$165,701	$122,106
Total costs and expenses	(205,615)	(285,129)	(238,569)

Pretax losses	(1,449)	(119,428)	(116,463)
Income tax expense (benefit)	221	(174)	821

Loss from discontinued operations	$(1,670)	$(119,254)	$(117,284)

        We have not allocated any interest to our discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

        The net carrying values of the assets held for sale as of December 31, 2007 were as follows:

(In thousands)	December 31, 2007
Product rights, net	$244,316
Property, plant and equipment, net	1,192
Inventories	23,882

Total assets held for sale	$269,390

Commercial Restructuring and Retention Plan

        In August 2007, based on retention and severance plans approved by the Compensation Committee of our Board of Directors, we committed to provide certain severance benefits to those employees who would be impacted in connection with the sale of the Commercial and Cardiovascular Assets (the Commercial Employees). All communications to the approximately 250 Commercial Employees of these benefits took place prior to the end of August 2007, including the amount of severance to which the employees would be entitled upon termination in the event they are not offered a comparable position by us or the acquiring entity, which is generally 12 weeks of salary and medical benefits and up to three months of outplacement services. Under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), a restructuring liability should only be recorded after it satisfies all the criteria of the definition of a liability under Concepts Statement No. 6. The Commercial Employees would only be eligible to receive these benefits if (i) a sale of the Commercial and Cardiovascular Assets is closed, (ii) they are terminated as a result of such a sale, and (iii) they do not receive a comparable offer from the acquiring entity, and as of December 31, 2007, none of the events obligating PDL to pay the severance amounts had yet occurred. As a result, we did not recognize any expenses related to this severance plan during 2007. We will record a liability and related charges for these severance benefits during the period in which we can determine the number of employees who will not receive a comparable offer from an acquiring entity. We expect this to occur during the first quarter of 2008.

        In addition to the severance program discussed above, we also provided retention bonuses for certain Commercial Employees during this transition period, which are payable on the earlier of June 30, 2008 or the date on which the Commercial Employee's employment with us is terminated in connection with the sale of the Commercial and Cardiovascular Assets. We are accruing the liability over the period from the date the program was approved through the estimated service period for the Commercial Employees. The total amount we expect to incur for Commercial Employee retention bonuses is $3.0 million, of which we have recognized $2.0 million in 2007, which is included in discontinued operations in our Consolidated Statement of Operations for the year ended December 31, 2007.

7. BUSINESS COMBINATIONS AND PRODUCT ACQUISITIONS

        All financial results related to our business combinations and product acquisitions that occurred during the periods presented are included within our Commercial and Cardiovascular Operations, and accordingly, presented as discontinued operations in our Consolidated Statement of Operations. In addition, all inventories and long-lived assets that we held related to these transactions, excluding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. BUSINESS COMBINATIONS AND PRODUCT ACQUISITIONS (Continued)

goodwill, were classified as assets held for sale on our Consolidated Balance Sheet as of December 31, 2007. See Note 6 for further details on assets held for sale and discontinued operations.

ESP Pharma Acquisition

        In March 2005, we completed the acquisition of all of the outstanding stock of ESP Pharma. The ESP Pharma acquisition was accounted for as a business combination in accordance with SFAS No. 141, "Business Combinations" (SFAS No. 141). In addition to the issuance of 7,330,182 shares of PDL common stock and a cash payment of $325.0 million to ESP Pharma stockholders, we incurred direct transaction costs of $5.4 million, and we deposited 2,523,588 shares of common stock into an escrow account. The value associated with these shares was accounted for in subsequent periods as contingent consideration. In due course under the Escrow Agreement and also in connection with a final settlement with the former stockholders of ESP Pharma, we released 2,167,900 shares through April 2007 and retained the remainder of the escrowed shares. This resulted in an increase to goodwill and stockholders' equity by $35.3 million, $12.7 million and $12.6 million during the years ended December 31, 2005, 2006 and 2007, respectively. In addition, we reduced goodwill by $8.8 million, $0.5 million and $0.8 million during the years ended December 31, 2005, 2006 and 2007, respectively, primarily in connection with the lapsing of certain contingent tax liabilities and with deferred tax assets associated with the carry back of tax losses related to ESP Pharma.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. BUSINESS COMBINATIONS AND PRODUCT ACQUISITIONS (Continued)

        We allocated the purchase price as follows:

(In thousands)
Net liabilities	$(14,640)
Goodwill	31,262
Intangible assets	339,200
Acquired in-process research and development	79,417

Total purchase price	$435,239

        The $339.2 million value assigned to the intangible assets related to product rights for the six products—Cardene IV, IV Busulfex, Declomycin, Sectral, Tenex and Ismo products—rights to which we acquired.

        As part of the allocation of the purchase price for ESP Pharma, we allocated $79.4 million to acquired in-process research and development related to ESP Pharma's clinical stage research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these programs follows:

Program	Description	Value (In thousands)
Terlipressin	A synthetic 12 amino acid peptide derived from the naturally occurring lysine-vasopressin for type 1 hepatorenal syndrome (HRS)	$23,765
Ularitide	A synthetic form of the natriuretic peptide for the treatment of acute decompensated heart failure	55,652

		$79,417

        Prior to December 2006, we were party to a collaboration agreement with Orphan Therapeutics, LLC (Orphan), the holder of the Investigational New Drug application for terlipressin, pursuant to which we held exclusive marketing, sales and distribution rights to terlipressin. In August 2006, we announced that the phase 3 trial of terlipressin in patients with type 1 HRS did not meet its primary endpoint. Following a meeting among representatives of FDA, Orphan and us regarding the outcome of the phase 3 trial of terlipressin, we and Orphan mutually agreed to terminate the agreement under which we held exclusive marketing, sales and distribution rights to terlipressin effective December 16, 2006 and the rights we previously held under this collaboration agreement reverted back to Orphan at that time.

        We sold the rights to ularitide in March 2008 in connection with the sale of our Cardiovascular Assets to EKR.

Divestiture of Off-Branded Products

        We entered into an agreement regarding the sale of rights to the Declomycin product with Glades Pharmaceuticals, LLC (Glades) in December 2005. The transfer of rights to the Declomycin product to Glades for total cash proceeds of $8.3 million was completed in February 2006. In addition, we sold the rights to the Sectral, Tenex and Ismo products to Dr. Reddy's Laboratories Limited for total cash proceeds of $2.7 million in March 2006. During the first quarter of 2006, we paid $4.1 million to Wyeth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. BUSINESS COMBINATIONS AND PRODUCT ACQUISITIONS (Continued)

and obtained the consent from Wyeth necessary to transfer all rights to the Declomycin product to Glades and all rights to our other three off-patent products to Dr. Reddy's Laboratories. The total expense recognized related to these two transactions aggregated to $4.1 million and was recognized during the first quarter of 2006.

Retavase Acquisition

        In March 2005, we completed the acquisition of rights to manufacture, develop, market and distribute Retavase product in the United States and Canada. The aggregate purchase price was $110.5 million, including the cash paid to Centocor of $110.0 million and $0.5 million of transaction costs. As we did not acquire any employees, and therefore the acquisition lacked the necessary inputs, processes and outputs to constitute a business, we accounted for the Retavase product acquisition as an acquisition of assets rather than as a business combination in accordance with EITF Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business." Retavase product sales are included in discontinued operations from the date of the re-launch of the product in April 2005.

        The following table summarizes the purchase price allocation of Retavase product assets on March 23, 2005:

(In thousands)
Tangible assets	$16,500
Intangible assets	93,500
Transaction costs	500

Total purchase price	$110,500

        Under the March 2005 agreement with Centocor for the purchase of the rights to the Retavase product, in addition to the $110.0 million paid upon the execution of the agreement, we agreed to pay up to $45.0 million in milestone payments to Centocor upon the occurrence of certain future events. During September 2006, Centocor met the first milestone under the terms of the agreement, which triggered a $15.0 million payment due to them. Accordingly, in September 2006, we recorded additional intangible assets of $15.0 million as Retavase product rights. We later recognized impairment charges for the Retavase intangible assets (see Note 8 for further details).

        In March 2008, we sold our rights to the Retavase product to EKR in connection with the sale of our Cardiovascular Assets. Based on the terms of the asset purchase agreement, all future obligations relating to the remaining Centocor milestone payments transferred to EKR upon the close of the sale.

Acquisition of Certain Cardene Rights from Roche

        In September 2006, we acquired from Roche all Cardene product-related rights owned by them, including rights to the Cardene trademark, rights to the Cardene Immediate Release product (Cardene IR) and the Cardene Sustained Release product (Cardene SR), and inventories for both Cardene SR and Cardene IR products. In connection with this transaction, we obtained rights to all formulations of the Cardene product. In consideration for these rights, we agreed to pay Roche $13.9 million, $3.7 million of which was due upon signing of the agreement, $6.7 million of which was due during the first half of 2007 upon the delivery of additional Cardene SR product inventory from Roche, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. BUSINESS COMBINATIONS AND PRODUCT ACQUISITIONS (Continued)

$3.5 million of which is due upon FDA approval of the technology transfer of the manufacturing process for nicardipine, the active pharmaceutical ingredient in the manufacture of all Cardene products, which we expect to occur in 2008. Under the terms of the arrangement, we are now obligated to pay royalties to Roche only on sales of intravenous Cardene products that fall under the existing relevant Cardene product-related U.S. patents through patent expiration, which is currently November 2009, but do not owe additional royalties on sales of the oral products.

        In connection with the transaction, during the third quarter of 2006, we recorded $10.7 million of the purchase price, which was allocated to each element of the arrangement based on each element's relative fair value, as follows:

(In thousands)
Inventories	$1,273
Intangible assets	3,776
Research and development expense	5,621

Total purchase price allocation	$10,670

        We determined the fair value of the acquired assets consistent with SFAS No. 142. The fair value of the inventories and intangible assets acquired included both Cardene IR and Cardene SR products. Since we did not have plans to sell the Cardene IR product, we wrote off the fair value attributable to Cardene IR product inventories and immediately recorded $0.2 million as asset impairment charges during the third quarter of 2006. The amortization period for the intangible assets relating to the Cardene SR product is three years, which approximates the remaining patent life. In 2006, we recognized $5.6 million of the purchase price as research and development expenses, representing the net present value of the estimated royalty amounts we potentially saved related to preliminary research pertaining to potential products that are outside the scope of the existing Cardene product-related U.S. patents. These research efforts were incomplete and had not yet reached technological feasibility as of the date of the transaction with Roche.

        In addition to the $10.7 million purchase price recorded in the third quarter of 2006, we recorded the fair value of additional Cardene SR product inventory, totaling $3.2 million during the first half of 2007, when Roche delivered such inventory to us.

        In March 2008, we sold our rights to the Cardene product to EKR in connection with the sale of our Cardiovascular Assets. Based on the terms of the asset purchase agreement, all future obligations relating to the Roche agreement, including the $3.5 million milestone payment, transferred to EKR upon the close.

8. ASSET IMPAIRMENT CHARGES

Asset Impairment Charges Included in Continuing Operations

        On June 30, 2007, management committed to a plan to sell two buildings that comprised part of our prior corporate headquarters in Fremont, California. Based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. ASSET IMPAIRMENT CHARGES (Continued)

closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

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

        In October 2005, pursuant to the terms of the Second Amended and Restated Worldwide Agreement with Roche, we agreed not to exercise the reversion right we had held under the 2003 Worldwide Agreement with Roche to promote and sell the Zenapax antibody for prevention of acute kidney transplant rejection, and we are no longer required to make a payment for such right that would otherwise have been due in 2006 under this agreement. As a result, during the fourth quarter of 2005, we wrote off the carrying value of the reversion right of $15.8 million acquired in October 2003 under the 2003 Worldwide Agreement with Roche.

Asset Impairment Charges Classified as Discontinued Operations

        In 2006, we recognized impairment charges of $73.8 million related to the Retavase assets. During December 2006, we determined that indicators of impairment existed related to our Retavase product rights intangible assets. As such, we tested these intangible assets for recoverability under SFAS No. 144 and the total of the estimated future cash flows directly related to our sale of Retavase product was less than the carrying value of the asset as of December 31, 2006. Therefore, we determined that the carrying value of our Retavase product rights was impaired, and we used a present value technique to calculate the fair value of the asset using a discount rate of 15%. As a result, we recognized an impairment charge totaling $72.1 million, which represented the difference between the carrying value of the asset and the present value of estimated discounted future cash flows as of December 31, 2006. The remaining $1.7 million charge in 2006 related to the impairment of an intangible asset associated with the distribution of Retavase product in certain territories.

        In September 2005, we recognized an asset impairment charge of $15.5 million to write down the carrying amounts of the product rights and related inventory of our four off-patent products to their fair values based on a revaluation completed in September 2005. We acquired these product rights as part of the acquisition of ESP Pharma, however, as we were committed to the development, manufacture and commercialization of proprietary biopharmaceutical products, marketing the off-patent products was inconsistent with our strategy. Accordingly, during the third quarter of 2005, we made a decision to market the assets relating to these products to potential acquirers, and we engaged a financial advisor to assist us in that effort. At September 30, 2005, the fair value of these product rights and related inventory was estimated by management based on the indications of interest that we had received from potential buyers. We classified these product rights and the related inventory as held for sale and ceased the amortization of these product rights in accordance with SFAS No. 144. In addition, we wrote down $1.1 million of this off-patent product inventory on hand as of December 31, 2005 based on its expected net realizable amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. RESTRUCTURING AND OTHER CHARGES

Manufacturing Restructuring

        In August 2007, in connection with a months-long evaluation of strategic alternatives that our management and Board of Directors conducted, we announced a strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunologic diseases. As a result of this new strategic focus, we communicated our intent to sell certain of our assets that were not aligned with this new strategic direction. In addition we announced our plans to conduct a thorough review of our organization, where we anticipated a sizeable workforce reduction, to ensure that our structure and scope of operations are appropriately aligned with our new strategy.

        In late September 2007, the Board of Directors formally approved a workforce reduction related to our manufacturing operations. During the third quarter of 2007, we informed employees that any employees terminated in a reduction would be eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits and up to three months of outplacement services. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. In 2007, we recognized restructuring charges of $3.6 million, consisting of $2.4 million in post-termination severance costs, $0.3 million of 401(k) matching payments and $0.9 million of salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.

Facilities Related Restructuring

        During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized a restructuring charge of approximately $1.3 million. We expect to pay all obligations accrued relating to these leases by the end of the first quarter of 2008, when the leases on these facilities terminate.

        In addition, during the second and fourth quarters of 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. In connection with the sale of our Manufacturing Assets, which we expect to close in the first quarter of 2008, Genmab would assume our obligations for one of these two facilities. Accordingly, for that facility, we have accrued lease exit costs for the period from January 1, 2008 to March 31, 2008, after which time Genmab would assume the obligations under the lease. During 2007, we recognized restructuring costs of approximately $1.8 million related to these leased facilities. We expect to pay all obligations accrued relating to these leases by the end of the first quarter of 2009.

        The following table summarizes the restructuring activity discussed above, as well as the remaining reserve balance at December 31, 2007:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,616	3,052	6,668
Payments	(3,205)	(1,195)	(4,400)
Interest expense	—	55	55

Balance at December 31, 2007	$411	$1,912	$2,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. RESTRUCTURING AND OTHER CHARGES (Continued)

Other Charges

        During the fourth quarter of 2007, we put in place general retention programs for key employees as well as an executive retention program. We are accruing the liability for these programs over the period from the date the program was approved through the estimated service period. The total general and executive retention bonuses are $2.8 million and $1.2 million, of which we have recognized $0.7 million and $0.4 million, respectively, in 2007. Such amounts have been classified as research and development expenses and general and administrative expenses in the financial statements.

        In addition, during the fourth quarter of 2007, we put severance arrangements in place for several of our executives, including Mr. Mark McDade, our former Chief Executive Officer. The expense related to these severance arrangements equaled $2.6 million, which was recognized in the fourth quarter of 2007 in general and administrative expenses. We expect to pay all amounts due under these arrangements by the end of 2008.

10. MARKETABLE SECURITIES AND RESTRICTED CASH

        We invest our excess cash balances primarily in short-term and long-term marketable debt securities. These securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral related to our investment activities.

        During 2006, we recorded $18.3 million as non-current restricted cash related to the lease of our headquarters in Redwood City, California. Of this amount, $15.0 million supported a letter of credit from which our landlord could draw if we did not fulfill our obligations with respect to the construction of our leasehold improvements. This letter of credit is to expire in November 2008. The remaining $3.3 million supports letters of credit serving as a security deposit for the Redwood City facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. MARKETABLE SECURITIES AND RESTRICTED CASH (Continued)

        Estimated fair value is based upon quoted market prices for these or similar instruments.

	Marketable Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
Institutional money market funds	$208,217	$—	$—	$208,217
Securities of U.S. Government sponsored entities maturing within 1 year	152,027	74	(4)	152,097
U.S. corporate debt securities maturing within one year	9,920	—	(3)	9,917

Total marketable debt securities	$370,164	$74	$(7)	$370,231

December 31, 2006
Institutional money market funds	$75,850			$75,850
Securities of U.S. Government sponsored entities maturing:
within 1 year	144,671	—	(363)	144,308
between 1-3 years	74,997	39	(144)	74,892
U.S. corporate debt securities maturing within one year	89,228	—	—	89,228

Total marketable debt securities	$384,746	$39	$(507)	$384,278

        The following table presents the classification of the available-for-sale securities on our Consolidated Balance Sheets.

	December 31,
	2007	2006
Cash and cash equivalents	$298,351	$155,271
Short-term marketable securities	71,880	154,115
Long-term marketable securities	—	74,892

Total	$370,231	$384,278

        The following table summarizes the unrealized loss positions of our marketable debt securities for which other-than-temporary impairments have not been recognized at December 31, 2007 and 2006:

	Marketable Debt Securities
	December 31.2007		December 31.2006
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than 12 months	$19,840	$(7)	$49,853	$(144)
Greater than 12 months	—	—	39,638	(363)

Total	$19,840	$(7)	$89,491	$(507)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

10. MARKETABLE SECURITIES AND RESTRICTED CASH (Continued)

        During 2007 and 2006, we did not recognize any gains or losses on sales of available-for-sale securities. During 2005, we recognized $0.3 million in losses on sales of available-for-sale securities. We do not believe that any of our marketable securities have suffered any other-than-temporary declines in value as of December 31, 2007, as the unrealized losses primarily relate to the fluctuation of interest rates, and we have the ability and intent to hold such securities to maturity.

11. LAND, PROPERTY AND EQUIPMENT

        Land, property, and equipment consisted of the following:

	December 31,
(In thousands)
	2007	2006
Land	$7,778	$14,717
Buildings and improvements	179,261	178,624
Leasehold improvements	86,408	22,856
Laboratory and manufacturing equipment	77,496	79,552
Construction-in-process	6,322	42,642
Computer and office equipment	48,168	39,144
Furniture and fixtures	5,359	4,611

Gross land, property and equipment	410,792	382,146
Less accumulated depreciation and amortization	(78,854)	(85,617)
Less property and equipment in assets held for sale	(1,192)	—

Net land, property and equipment	$330,746	$296,529

        We began moving our corporate headquarters to Redwood City, California in September 2007 and completed the move by the end of 2007. In October 2007, we closed on the sale of property that we had owned in Fremont, California, which was part of our former corporate headquarters. In connection with the sale of this property in Fremont, which closed in the fourth quarter of 2007, we received gross proceeds of $20.9 million and, after repaying the underlying mortgage and other closing costs, our net proceeds from the sale were $13.2 million.

        In connection with the sale of our Commercial and Cardiovascular Assets, as of December 31, 2007, we have reclassified $1.2 million of laboratory and manufacturing equipment related to our Commercial and Cardiovascular Operations as assets held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	December 31, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product rights	$328,876	$(84,560)	$244,316	$328,876	$(53,865)	$275,011
Core technology	16,053	(6,997)	9,056	16,053	(5,351)	10,702
Assembled workforce	1,410	(1,410)	—	1,410	(1,410)	—

Net intangible assets	$346,339	$(92,967)	$253,372	$346,339	$(60,626)	$285,713

        On December 1, 2007, the product rights intangible assets were classified as assets held for sale on our Consolidated Balance Sheet. As of this date, we ceased amortization of these assets and classified them as "held for sale" at the lower of their respective carrying values or fair values less costs to sell. Amortization expense for our product rights' intangible assets was included in discontinued operations during the years ended December 31, 2007, 2006 and 2005 and was $30.7 million, $43.1 million and $35.4 million, respectively. See Note 6 for further details.

        Amortization expense for our core technology and assembled workforce intangible assets was included in research and development and general and administrative expenses during the years ended December 31, 2007, 2006 and 2005, and was $1.6 million, $1.8 million and $2.1 million, respectively. For our core technology intangible asset, the expected future annual amortization expense is as follows:

(In thousands) For the year ending December 31,	Core Technology
2008	$1,647
2009	1,647
2010	1,647
2011	1,647
2012	1,647
Thereafter	821

Total amortization expense	$9,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following:

	December 31,
(In thousands)
	2007	2006
Consulting and services	$12,432	$12,105
Accrued clinical and pre-clinical trial costs	6,314	14,302
Accrued interest	4,453	4,453
Construction-in-process	2,288	3,294
Milestone payment related to delivery of Cardene SR inventory	—	3,500
Other	8,351	8,271

Total	$33,838	$45,925

14. POSTRETIREMENT BENEFIT PLAN

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

        In December 2006, we adopted SFAS No. 158 which required us to recognize the funded status of the Plan in our Consolidated Balance Sheets, which was a liability of $1.7 million and $1.7 million as of December 31, 2007 and December 31, 2006, respectively. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in our Consolidated Balance Sheets as of December 31, 2006:

(In thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other long-term liabilities	$36,671	$858	$37,529
Total liabilities	$673,494	$858	$674,352
Accumulated other comprehensive loss	$(468)	$(858)	$(1,326)
Total stockholders' equity	$468,399	$(858)	$467,541

        The following table sets forth the change in benefit obligation for the Plan:

	December 31,
(In thousands)
	2007	2006
Accumulated postretirement benefit obligation at beginning of year	$1,706	$1,794
Service cost	164	148
Interest cost	96	97
Actuarial gain	(233)	(263)
Plan participants' contributions	12	11
Benefits paid	(87)	(81)

Accumulated postretirement benefit obligation at end of year	$1,658	$1,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. POSTRETIREMENT BENEFIT PLAN (Continued)

        We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 5.8% for the years ended December 31, 2007 and 2006. In 2007 and 2006, we assumed the rate of increase in per capita costs of covered health care benefits would increase to 8%, decreasing gradually to 5.5% for both assumptions by the end of year 2010.

        As of December 31, 2007, the amounts recognized in our Consolidated Balance Sheets are as follows:

	December 31,
(In thousands)
	2007	2006
Other accrued liabilities	$72	$81
Other long-term liabilities	1,586	1,625

Net liability recognized	$1,658	$1,706

        Net periodic benefit cost for the Plan consists of the following:

	December 31,
(In thousands)
	2007	2006	2005
Service cost	$164	$148	$109
Interest cost	96	97	72
Amortization of prior service cost	74	74	74
Amortization of net (gain) loss	11	36	8

Net periodic benefit cost	$345	$355	$263

        Assumed health care trend rates could have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed health care cost trend rate would have the following effects:

(In thousands)	One percentage point increase	One percentage point decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2007	$148	$(132)
Effect on total of service and interest cost in 2007	$31	$(27)

        In connection with the Plan, we expect to pay health care net premiums aggregating $0.3 million during the years 2008 through 2011 and $0.5 million during the years 2012 through 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. POSTRETIREMENT BENEFIT PLAN (Continued)

        The following table sets forth the amounts of net actuarial loss and prior service cost which have been recognized in other comprehensive income but which have not yet been recognized as components of net periodic benefit cost:

	December 31,
(In thousands)
	2007	2006
Net actuarial loss	$64	$308
Prior service cost	476	550

Amount recognized in accumulated other comprehensive income	$540	$858

        Of these amounts, we expect to recognize approximately $74,000 of prior service cost as the components of net periodic benefit cost in 2008.

15. COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

        We occupy leased facilities under agreements that have expiration dates between 2008 and 2021. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled $10.7 million, $6.1 million, and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future payments under non-cancelable operating leases as of December 31, 2007, are as follows:

For the year ending December 31,	(In thousands)
2008	$4,719
2009	3,933
2010	3,607
2011	3,466
2012	3,464
Thereafter	63,309

$82,498

Lease Financing Obligation

        In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. Our underlying lease term is 15 years, and we have options to extend the terms of our leases for up to ten years to December 2031. We took possession of these buildings during the fourth quarter of 2006, constructed leasehold improvements for both buildings, and completed our move into the buildings by the end of 2007. The larger of the two buildings, the Administration Building, will primarily serve as general office space, while the other will serve as our principal laboratory space (the Lab Building). Future payments related to the Administration Building are included in the disclosure of operating leases above.

        Significant leasehold improvements were performed for the Lab Building, which had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. COMMITMENTS AND CONTINGENCIES (Continued)

construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction," to reflect the lease of the Lab Building in our financial statements as if we had purchased the building. Therefore, we recorded the fair value of the building and a corresponding long-term financing liability. At December 31, 2007 and 2006, our financing liability related to the Lab Building was approximately $26.9 million and $25.4 million, respectively.

        Future payments for the Lab Building as of December 31, 2007, are as follows:

For the year ending December 31,	(In thousands)
2008	$3,376
2009	3,494
2010	3,616
2011	3,743
2012	3,874
Thereafter	37,457

Total	55,560
Less amount representing interest	(15,204)
Less amount representing ground rental expense	(13,483)
Less amount representing future reimbursement of leasehold improvements	(2,118)

Present value of future payments	$24,755

Minimum Purchase Commitments

        We have minimum purchase commitments related to our contract manufacturing arrangements for both our commercial and clinical products. As of December 31, 2007, such purchase commitments totaled $50.8 million for 2008 and $6.2 million for 2009 and 2010. Of the total commitments as of December 31, 2007, $1.2 million related to our on-going Antibody-Based Operations and $55.8 million was attributable to our Commercial and Cardiovascular Operations. We closed the sales of our Commercial and Cardiovascular Assets during March 2008 and, based on the terms of the sales transactions, $53.3 million of the $55.8 million in obligations related to the Commercial and Cardiovascular Assets transferred to EKR and Otsuka at this time.

Contingencies

        As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements we have entered into, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions is minimal, and accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition, in connection with the closing of the sale of the Cardiovascular Assets to EKR and under certain circumstances, we may be required to reimburse EKR for the cost of certain Retavase manufacturing obligations during 2008, not to exceed $2.5 million.

16. LONG-TERM LIABILITIES AND NOTE PAYABLE

        Our long-term liabilities as of December 31, 2007 and 2006 included $26.2 million and $24.7 million, respectively, for the financing obligation related to our Lab Building in Redwood City, California, as discussed in Note 15 to the Consolidated Financial Statements, $1.6 million related to the non-current portion of our accumulated postretirement benefit obligation recognized as of December 31, 2007 and 2006, as discussed in Note 14, $3.6 million and $0.9 million, respectively, related to the timing difference between straight-line recognition of rent expenses and actual rent payments and for both periods presented, $3.5 million for a milestone payment payable to Roche related to the successful technology transfer of the manufacture of Cardene active pharmaceutical ingredient. Upon the closing of the sale of the Cardiovascular Assets in March 2008, EKR assumed the $3.5 million milestone obligation to Roche.

        Additionally, as of December 31, 2006, our long-tem liabilities included $6.2 million related to a $10.2 million term loan which we obtained in September 1999 to purchase our former Fremont, California facilities. The loan bore interest at the rate of 7.64% per year amortized over 15 years with principal and interest payable monthly. During the fourth quarter of 2007, in connection with the sale of these facilities, we paid off the loan in entirety. In connection with the early extinguishment of this debt, we recognized loan defeasance costs of $0.9 million, which is included in interest and other income, net, in the Consolidated Statement of Operations.

17. CONVERTIBLE NOTES

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

        Issuance costs associated with the 2005 Notes aggregating $8.0 million are included in other assets and are being amortized to interest expense over the term of the debt, or approximately seven years. The accumulated amortization at December 31, 2007 was $3.3 million. The estimated fair value of the 2005 Notes at December 31, 2007 was $242.4 million based upon publicly available pricing information.

        In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2003 Notes). The 2003 Notes are convertible into our common stock at a conversion price of $20.14 per share, subject to adjustment in certain events and at the holders' option. Interest on the 2003 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2003 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2003 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2003 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For any 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

17. CONVERTIBLE NOTES (Continued)

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

        Issuance costs associated with the 2003 Notes aggregating $8.4 million are included in other assets and are being amortized to interest expense over the term of the earliest redemption of the debt, or approximately seven years. The accumulated amortization at December 31, 2007 was $5.4 million. The estimated fair value of the 2003 Notes at December 31, 2007 was $258.3 million based upon publicly available pricing information.

18. REVENUES BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

        Accounts receivable from our customers who individually accounted for 10% or more of our total gross accounts receivable is as follows:

	December 31,
	2007	2006
McKesson Corp.	32%	25%
AmerisourceBergen Corp.	28%	23%
Cardinal Health, Inc.	27%	34%

        The foregoing customers relate to our discontinued operations. The following table summarizes revenues from licensees who individually accounted for 10% or more of our total revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005 (as a percentage of total revenues from continuing operations):

	Years Ended December 31,
	2007	2006	2005
Licensees
Genentech, Inc. (Genentech)	68%	60%	55%
MedImmune, Inc. (MedImmune)	14%	13%	21%

        Royalty revenues and license and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. The following table summarizes revenues from continuing operations by geographic area for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
(In thousands)
	2007	2006	2005
United States	$217,750	$188,409	$127,350
Europe	40,523	60,003	30,392
Other	652	657	721

Total revenues	$258,925	$249,069	$158,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

19. INCOME TAXES

        Income tax expenses in 2007, 2006 and 2005 were primarily related to federal alternative minimum taxes, state taxes and foreign taxes on income earned by our foreign operations, which were reduced by interest accrued related to the lapsing of certain contingent liabilities, which we assumed upon the acquisition of ESP Pharma. Of our total tax provision for income taxes of $0.5 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006, and 2005, we recognized income tax expenses related to our discontinued operations of $0.2 million and $0.8 million in 2007 and 2005, respectively, and an income tax benefit of $0.2 million in 2006. The provision for income taxes from continuing operations is as follows:

	December 31,
(In thousands)
	2007	2006	2005
Federal	$124	$838	$—
State	—	22	—
Foreign	123	81	47

Total provision	$247	$941	$47

        A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision included in the accompanying Consolidated Statements of Operations is as follows:

	December 31,
(In thousands)
	2007	2006	2005
Tax at U.S. statutory rate on loss before income taxes and discontinued operations	$(6,700)	$(3,439)	$(17,236)
Unutilized net operating losses	6,730	3,462	17,236
Federal alternative minimum tax	124	838	—
State taxes	—	22	—
Foreign taxes	93	58	47

Total	$247	$941	$47

        As of December 31, 2007, we had federal and state net operating loss carryforwards of $493.8 million and $262.5 million, respectively, and we had federal and California state research and other tax credit carryforwards of $28.6 million and $25.9 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2008 through 2027, if not utilized. The state net operating losses will expire at various dates beginning in 2008 through 2022, if not utilized. The majority of the state tax credits do not expire.

        Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

19. INCOME TAXES (Continued)

expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$68,036	$58,994
Research and other tax credits	31,914	30,408
Stock-based compensation	14,169	8,591
Reserves and accruals	12,934	14,409
Capitalized research and development costs	3,211	4,121
Deferred revenue	12,217	17,590
Other	2,241	7,223

Total deferred tax assets	144,722	141,336
Valuation allowance	(120,156)	(110,424)

Total deferred tax assets	24,566	30,912
Deferred tax liabilities:
Intangible assets	(24,566)	(30,912)

Total deferred tax liabilities	(24,566)	(30,912)

Net deferred tax assets	$—	$—

        Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.7 million and decreased by $33.8 million for the years ended December 31, 2007 and 2006, respectively. As a result of adopting SFAS No. 123(R), the deferred tax asset balances at December 31, 2007 and December 31, 2006 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2007 was $114.2 million. Equity will be increased by $114.2 million if and when such excess tax benefits are ultimately realized.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which was effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the provisions of FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in income tax returns. As a result of the adoption of FIN 48, we recorded a $0.1 million increase related to our liability for unrecognized tax benefits, which was accounted for as an increase to our accumulated deficit. Unrecognized tax benefits represent tax positions for which reserves have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

19. INCOME TAXES (Continued)

established. A reconciliation of our unrecognized tax benefits, excluding accrued interest, for 2007 is as follows:

(In thousands)	December 31, 2007
Balance at January 1, 2007	$9,974
Increases related to current year tax positions	856
Increases related to prior year tax positions	1,604
Decreases related to prior year tax positions	(170)
Expiration of statute of limitations for the assessment of taxes	(688)

Balance at December 31, 2007	$11,576

        The future impact of the unrecognized tax benefit of $11.6 million, if recognized, is as follows: $0.1 million would affect the effective tax rate; $0.8 million would result in a reduction in goodwill associated with the acquisition of ESP Pharma; and $10.7 million would result in adjustments to deferred tax assets and corresponding adjustment to the valuation allowance.

        Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the Consolidated Statement of Operations and totaled $0.1 million in 2007. Accrued interest and penalties were $0.5 million and $0.6 million as of December 31, 2007 and December 31, 2006, respectively.

        In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1993 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

20. LEGAL PROCEEDINGS

        Two humanization patents based on the Queen technology were issued to us by the European Patent Office, European Patent No. 0 451 216 (the '216 Patent) and European Patent No. 0 682 040 (the '040 Patent). Eighteen notices of opposition to our '216 Patent and eight notices of opposition to our '040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. Six opponents, including Genentech, have withdrawn from the opposition proceedings with respect to the opposition to our '216 Patent leaving 12 remaining opponents. A description of these two proceedings is set forth below.

Opposition to '216 Patent

        In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our '216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

20. LEGAL PROCEEDINGS (Continued)

to appeal this decision of the Opposition Divisions. If any of the opponents appeal the decision to the Technical Board of Appeal, the '216 Patent would continue to be enforceable during the appeal process. Two notices of appeal have since been by filed, by Boehringer Ingelheim GmbH and Celltech R&D Limited.

        Until the opposition is resolved, we may be limited in our ability to collect royalties or to negotiate future licensing or collaborative research and development arrangements based on this and our other humanization patents. Moreover, if the opposition is eventually successful, our ability to collect royalties on European sales of antibodies humanized by others would depend on the scope and validity of our '040 Patent, which is also being opposed, whether the antibodies are manufactured in a country outside of Europe where they are covered by one of our patents, and in that case the terms of our license agreements with respect to that situation. Also, if the Opposition Division rules against us, that decision could encourage challenges of our related patents in other jurisdictions, including the United States. Such a decision may also lead some of our licensees to stop making royalty payments or lead potential licensees not to take a license, either of which might result in us initiating formal legal actions to enforce our rights under our humanization patents. In such a situation, a likely defensive strategy to our action would be to challenge our patents in that jurisdiction. During the opposition process with respect to our '216 Patent, if we were to commence an infringement action to enforce that patent, such an action would likely be stayed until the opposition is decided by the European Patent Office. As a result, we may not be able to successfully enforce our rights under our European or related U.S. patents.

Opposition to '040 Patent

        At an oral hearing in February 2005, the Opposition Division decided to revoke the claims in our '040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the '040 Patent.

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

Patent Infringement Suit against Alexion

        In March 2007, after the FDA's market approval of Alexion Pharmaceuticals, Inc.'s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our antibody humanization patents, commonly referred to as the Queen patents. We are seeking monetary damages and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

20. LEGAL PROCEEDINGS (Continued)

relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2007, the discovery stage of this litigation began and discovery is ongoing. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion's counterclaims.

21. SUBSEQUENT EVENTS

        In December 2007, we entered into an asset purchase agreement with Otsuka under which we agreed to sell the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, for $200 million in cash, plus additional consideration for the sale of our IV Busulfex inventories, all to be paid at closing. The sale of IV Busulfex to Otsuka closed on March 7, 2008.

        In February 2008, we entered into an asset purchase agreement with EKR for our Cardiovascular Assets. The consideration for our Cardiovascular Assets, which includes all trademarks, patents, intellectual property, inventories and related assets, consisted of an upfront payment of $85 million, up to $85 million in development and sales milestone payments, as well as royalties on certain future product sales. The sale of the Cardiovascular Assets closed on March 7, 2008.

        In February 2008, we entered into an asset purchase agreement for the sale of our Manufacturing Assets to Genmab for total cash proceeds of $240 million. In addition, Genmab plans to retain the approximately 170 employees currently working at the manufacturing facility. In connection with this transaction, Genmab would produce clinical material to supply certain of our pipeline products for our investigational studies under a clinical supply agreement. As the carrying amount of the Manufacturing Assets was classified as held for sale at the end of January 2008, and such amount approximated $190 million as of January 31, 2008, we expect to recognize a gain of approximately $50 million upon the close of the transaction, which we expect to occur during the first quarter of 2008.

        In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008 we commenced a restructuring effort pursuant to which we will eliminate approximately 250 employment positions over approximately one year and undertake other substantial cost cutting measures. This reduction is in addition to previously planned reductions of approximately 335 positions resulting from the sales of the Commercial and Cardiovascular Assets and Manufacturing Assets. Subsequent to the transition period, we expect that our workforce will consist of approximately 300 employees. We anticipate a transition period of approximately 12 months before planned expense reductions and transition services related to the Commercial and Cardiovascular Assets and Manufacturing Assets sales transactions are fully implemented or completed. We have offered retention bonuses and other incentives to the transition employees, as well as to the employees that we expect to retain after the restructuring, to encourage these employees to stay with the Company. In connection with this restructuring effort, we expect to incur significant transition-related expenses over the next 12-month period, a portion of which would be recorded as restructuring charges.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of PDL BioPharma, Inc.

        We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 3 and 12 to the consolidated financial statements, in 2006 PDL BioPharma, Inc. changed its methods of accounting for stock-based compensation and for its postretirement benefit plan. In addition, as disclosed in Note 19, in 2007 PDL BioPharma, Inc. adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PDL BioPharma, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an adverse opinion thereon.

                      /s/  ERNST & YOUNG LLP

Palo Alto, California
March 6, 2008
except for Note 21, as of which the date is
March 7, 2008

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007 Quarter Ended(1)
(In thousands, except per share data)
	December 31	September 30	June 30	March 31
Revenues	$49,757	$61,256	$89,057	$58,856
Net income (loss)	$(15,581)	$(5,784)	$10,910	$(10,606)
Net income (loss) per diluted share	$(0.13)	$(0.05)	$0.09	$(0.09)

	2006 Quarter Ended(1)
(In thousands, except per share data)
	December 31	September 30	June 30	March 31
Revenues	$59,791	$70,328	$65,285	$53,665
Net loss	$(89,708)	$(6,723)	$(7,359)	$(26,230)
Net loss per diluted share	$(0.78)	$(0.06)	$(0.06)	$(0.23)

(1)
The 2007 and 2006 amounts were computed independently for each quarter, and the sum of the quarters may not equal the annual amounts due to rounding. In prior reports, revenues were presented for three components: product sales, royalties, and license, collaboration and other. Revenues from product sales are now reported as part of discontinued operations (see Note 6) so the total above only includes revenues from royalties and license, collaboration, and other.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Management's Report on Internal Control Over Financial Reporting.    Management of PDL BioPharma Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The company's internal control over financial reporting is a process designed under the supervision of the company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness described below, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

        Based on this assessment, our management identified a material weakness in the company's internal control over financial reporting as of December 31, 2007. The material weakness pertains to ineffective controls in the financial statement close process. Specifically, we did not have a sufficient number of accounting personnel with relevant technical accounting and financial reporting expertise to effectively design and operate controls over various non-routine and estimation classes of transactions including the classification of clinical affairs expenses, the accounting for clinical trial expenses related to change orders, the accounting for asset retirement obligations related to leased facilities, the accounting for retention bonuses, the estimated forfeiture rate for the purposes of recording employee stock-based compensation, and the impairment analysis related to intangible assets. As a result of this material weakness, errors were identified by our auditors in the 2007 consolidated financial statements related to the classification of expenses between research and development expenses and general and administrative expenses, an understatement of clinical development expenses, the understatement of lease expenses, the understatement of retention bonus expenses, and stock-based compensation expense. These errors were corrected in the consolidated financial statements as of and for the year ended December 31, 2007.

        The independent registered public accounting firm, Ernst & Young LLP has issued an adverse opinion on the effectiveness of internal control over financial reporting, as stated in their report in Item 9A of this Annual Report.

        Changes in internal controls.    We are taking steps to remediate the deficiencies that gave rise to the material weakness identified in the financial statement close process. We have implemented additional controls related to our clinical trial accruals process to ensure all costs associated with CRO services incurred on our behalf are properly identified and recorded each period. In addition, we have implemented a more detailed review of our expense classification during our financial statement close process, and have also performed a retrospective review of our lease agreements. We are also working diligently to enhance the operation of our accounting review of new contractual agreements.

        There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of PDL BioPharma, Inc.

        We have audited PDL BioPharma, Inc.'s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the company's financial statement close process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 6, 2007 (except for Note 21, as to which the date is March 7, 2008) on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, PDL BioPharma, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

                      /s/  ERNST & YOUNG LLP

Palo Alto, California
March 6, 2008

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference from the information provided under the headings "Members of the Board of Directors," "Executive Officers," "Audit Committee," "Nominating Committee," "Code of Ethics," and "Compliance with Section 16(a)" of the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the information provided under the heading "Compensation Discussion and Analysis," "Executive Officer Compensation," "Compensation of Directors," "Compensation Committee—Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and from the information provided under the subheading "Equity Compensation Plan Information" under the heading "Equity Compensation Plan Information" in Part II, Item 5 of this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference from the information provided under the heading "Related Person Transactions," "Audit Committee—Review and Approval of Transactions with Related Persons" and "Independence of Directors" of the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference from the information provided under the heading "Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement.

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
  Index to financial statements

        Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

  (2)
  The following schedule is filed as part of this Annual Report and should be read in conjunction with the financial statements:

    Schedule II—Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2007

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
2.3
Asset Purchase Agreement between the Company and Otsuka Pharmaceutical Co., Ltd., dated December 14, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2007)
3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)
3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)
3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)
3.5	Amended and Restated Bylaws effective December 28, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 3, 2008)
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
*10.3	1991 Stock Option Plan, as amended October 17, 1996 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 14, 2002)
*10.4	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.5	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.6	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)
*10.7	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.8	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.9	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)
*10.10	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.11	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)
*10.13	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)
*10.12	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005)
*10.13	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.14	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.15	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.16
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)
*10.17
Executive Retention and Severance Plan adopted by the Company on October 10, 2001, together with forms of Participation Agreement and Release of Claims Agreement (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed March 14, 2002)
*10.18	Retiree Health Care Plan (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 8, 2004)
*10.19	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)
*10.20	Offer Letter between the Company and Mr. Andrew Guggenhime dated February 3, 2006 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2006)
*10.21	Offer Letter between the Company and Mr. Richard Murray dated February 1, 2003 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 10, 2007)
10.22	Lease Agreement between the Company and Plymouth Business Center I Partnership, dated February 10, 1992 (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed March 31, 1993)
10.23
Amendment No. 1 to Lease Agreement between the Company and Plymouth Business Center I Partnership, dated July 8, 1993 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 1994)
10.24
Amendment No. 2 to Lease Agreement between the Company and St. Paul Properties, Inc., effective October 25, 1994 (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed March 31, 1995)

10.25
Amendment No. 3 to Lease Agreement between the Company and St. Paul Properties, Inc., effective November 27, 1996 (incorporated by Reference to Exhibit 10.39 to Annual Report on Form 10-K filed February 13, 1997)
10.26	Lease Agreement between the Company and St. Paul Properties, Inc., dated May 31, 2001 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 13, 2001)
10.27
Sublease, effective July 6, 2006, between Openwave Systems, Inc. and the Company (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 6, 2006)
10.28
Triple Net Space Lease, effective July 6, 2006, between Pacific Shores Investors, LLC and the Company (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 6, 2006)
10.29
Triple Net Space Lease, effective July 6, 2006, between the Pacific Shores Investors, LLC and the Company (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 6, 2006)
10.30
License Agreement between the Company and the Medical Research Council of the United Kingdom dated July 1, 1989, as amended January 30, 1990 (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed December 16, 1991)†
10.31
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†
10.32
Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 8, 2004)†
10.33
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed March 8, 2004)†
10.34
Amendment No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)
10.35	PDL License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 8, 2004)†
10.36	PDL License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 8, 2004)†
10.37
Sublicense and Supply Agreement between Syntex (U.S.A) Inc. and American Home Products Corporation dated September 1, 1993, re: Nicardipine IV and related letter assigning such agreement to ESP Pharma, Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 10, 2005)†

10.38
Letter Agreement dated September 5, 2003 between Roche Palo Alto LLC and ESP Pharma, Inc., amending Sublicense and Supply Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 10, 2005)†
10.39	Collaboration Agreement between the Company and Biogen Idec MA Inc., dated September 12, 2005 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 8, 2005)†
14	See "Code of Ethics" in Item 10: Executive Officers and Directors, of this Annual Report on Form 10-K
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended
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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

(in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Charged to Other Accounts	Balance at End of Year
Year ended December 31, 2007:
Allowances for accounts receivable	$13,709	$46,760	$44,035	$1,288	$17,722
Reserve for excess and obsolete inventory	$5,045	$93	$(4,898)	$—	$240
Year ended December 31, 2006:
Allowances for accounts receivable	$12,895	$49,682	$(49,265)	$397	$13,709
Reserve for excess and obsolete inventory	$1,279	$4,780	$(1,014)	$—	$5,045

(1)
Deductions represent amounts written off against the allowances or reserve.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC. (REGISTRANT)
By:	/s/ L. PATRICK GAGE L. Patrick Gage Interim Chief Executive Officer
Date: March 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. PATRICK GAGE (L. Patrick Gage)	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008
/s/ ANDREW L. GUGGENHIME (Andrew L. Guggenhime)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008
/s/ HERB C. CROSS (Herb C. Cross)	Corporate Controller (Principal Accounting Officer)	March 13, 2008
/s/ KAREN A. DAWES (Karen A. Dawes)	Chairperson of the Board of Directors	March 13, 2008
(Laurence Jay Korn)	Director
/s/ JON S. SAXE (Jon S. Saxe)	Director	March 13, 2008
/s/ JOSEPH KLEIN III (Joseph Klein III)	Director	March 13, 2008
/s/ BRADFORD S. GOODWIN (Bradford S. Goodwin)	Director	March 13, 2008
/s/ RICH MURRAY (Rich Murray)	Executive Vice President, Chief Scientific Officer and Director	March 13, 2008

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PDL BIOPHARMA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
PDL BIOPHARMA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
PDL BIOPHARMA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PDL BIOPHARMA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands)
SIGNATURES