Form 10-Q
period 2008-03-31
PDL BIOPHARMA, INC.
filed 2008-05-12
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2008, there were 119,308,001 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark, and Nuvion®. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM                                           1. FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Royalties	$49,955	$48,595
License, collaboration and other	7,374	10,261
Total revenues	57,329	58,856

Costs and expenses:
Research and development	47,681	48,091
General and administrative	20,443	11,994
Restructuring charges	5,629	—
Asset impairment charges	3,521	—
Gain on sale of assets	(49,671)	—
Total costs and expenses	27,603	60,085
Operating income (loss)	29,726	(1,229)
Interest income and other, net	4,867	5,032
Interest expense	(3,989)	(3,557)
Income from continuing operations before income taxes	30,604	246
Income tax expense	1,004	30
Income from continuing operations	29,600	216
Loss from discontinued operations, net of income tax expense of $28,027 and $35 for the quarters ended March 31, 2008 and 2007, respectively	(91,475)	(10,822)
Net loss	$(61,875)	$(10,606)

Income (loss) per basic share
Continuing operations	$0.25	$0.00
Discontinued operations	(0.78)	(0.09)
Net loss per basic share	$(0.53)	$(0.09)

Income (loss) per diluted share
Continuing operations	$0.23	$0.00
Discontinued operations	(0.65)	(0.09)
Net loss per diluted share	$(0.42)	$(0.09)

Shares used to compute income (loss) per basic and diluted share

Shares used to compute basic income (loss) per share	117,525	115,104
Shares used to compute diluted income (loss) per share	141,232	117,765

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$905,661	$340,634
Restricted cash	15,005	25,005
Marketable securities	22,973	71,880
Accounts receivable, net of allowances of $2.9 million and $17.7 million at March 31, 2008 and December 31, 2007, respectively	5,846	5,163
Assets held for sale	—	269,390
Prepaid and other current assets	12,339	8,362
Total current assets	961,824	720,434
Long-term restricted cash	3,269	3,269
Land, property and equipment, net	134,550	330,746
Goodwill	—	81,724
Other intangible assets, net	8,644	9,056
Deferred tax asset	—	38,319
Other assets	9,327	8,644
Total assets	$1,117,614	$1,192,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,078	$8,893
Accrued compensation	17,488	27,222
Royalties payable	9,114	5,967
Other accrued liabilities	40,721	33,838
Deferred revenue	8,197	7,171
Deferred tax liability	—	38,319
Current portion of other long-term debt	735	678
Total current liabilities	79,333	122,088
Convertible notes	499,998	499,998
Long-term deferred revenue	27,813	27,647
Other long-term liabilities	31,847	34,849
Total liabilities	638,991	684,582
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 118,065 and 117,577 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,181	1,176
Additional paid-in capital	1,131,033	1,098,251
Accumulated deficit	(653,220)	(591,345)
Accumulated other comprehensive loss	(371)	(472)
Total stockholders’ equity	478,623	507,610
Total liabilities and stockholders’ equity	$1,117,614	$1,192,192

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(61,875)	$(10,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	3,521	—
Depreciation	8,001	7,377
Amortization of convertible notes offering costs	586	585
Amortization of intangible assets	412	8,783
Loss on sale of assets, net	14,897	—
Stock-based compensation expense	6,149	5,239
Loss on disposal of equipment	127	31
Tax benefit from employee stock options	21,673	—
Excess tax benefit from stock-based compensation	(21,597)	—
Changes in assets and liabilities:
Accounts receivable, net	11,355	4,442
Interest receivable	(544)	(868)
Inventories	—	(817)
Other current assets	(6,466)	(3,628)
Other assets	566	(347)
Accounts payable	(5,815)	(8,095)
Accrued liabilities	(421)	(9,841)
Other long term liabilities	743	85
Deferred revenue	(643)	(1,456)
Total adjustments	32,544	1,490
Net cash used in operating activities	(29,331)	(9,116)
Cash flows from investing activities:
Purchases of marketable securities	(303)	(19,434)
Maturities of marketable securities	49,836	16,047
Net proceeds from the sale of the commercial and cardiovascular assets	272,945	—
Net proceeds from the sale of the manufacturing assets	236,560	—
Purchase of property and equipment	(1,073)	(16,768)
Transfer out of (into) restricted cash	10,000	(10,005)
Net cash provided by (used in) investing activities	567,965	(30,160)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,965	4,019
Payments on other long-term debt	(169)	(1,208)
Excess tax benefit from stock-based compensation	21,597	—
Net cash provided by financing activities	26,393	2,811
Net increase (decrease) in cash and cash equivalents	565,027	(36,465)
Cash and cash equivalents at beginning of the period	340,634	179,009
Cash and cash equivalents at end the period	$905,661	$142,544

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biotechnology company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. The technology subject to these licensing agreements has contributed to the development by our licensees of 10 marketed products. Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases. We currently have several investigational compounds in clinical development for oncology or immunologic diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). We began marketing and selling acute-care products in the hospital setting in the United States, Canada and other international markets in March 2005 in connection with our acquisitions of ESP Pharma, Inc. and the rights to Retavase®. In March 2008, we sold the rights to our Cardene®, Retavase and IV Busulfex® commercial products and our ularitide development-stage cardiovascular product (together, the Commercial and Cardiovascular Assets). The results of the Commercial and Cardiovascular Operations segment, which operations are comprised of those related to the Commercial and Cardiovascular Assets, are presented as discontinued operations.   Discontinued operations are reported as a component within the Consolidated Statement of Operations separate from income from continuing operations.  For details of such amounts, see Note 5.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. The Condensed Consolidated Balance Sheet as of December 31, 2007 is derived from our audited consolidated financial statements as of that date.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, Inc. (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us with respect to this product in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees.

Additionally, our master patent license agreement with Genentech, Inc. (Genentech) provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above the net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, is higher than the average royalty rate for following quarters.  The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.  With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales.  The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in the future.

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

Significant Customers and Revenues by Geographic Area

The following table summarizes revenues from our licensees which individually accounted for 10% or more of our total revenues from continuing operations for the three months ended March 31, 2008 and 2007 (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2008	2007
Licensees
Genentech, Inc.	51%	56%
MedImmune, Inc.	28%	24%

Cash Equivalents, Restricted Cash, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents, marketable securities and restricted cash and investments with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument.

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)) for employees and directors was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Research and development	$1,637	$2,579
General and administrative	2,220	1,280
Discontinued operations	2,291	1,361
Total stock-based compensation expense	$6,148	$5,220

Stock-based compensation expense for the first quarter of 2008 included stock option modification charges totaling $3.8 million. These stock option modification charges related to accelerated vesting and extended exercise periods for certain stock options in connection with the termination of certain of our employees. The majority of the stock option modification charges related to the termination of certain employees as a result of the sale of the Commercial and Cardiovascular Assets, which is classified within discontinued operations. See Note 5 for further information.

Stock Option Activity

A summary of our stock option activity for the period is presented below:

	Options
	Number of	Weighted Average
(in thousands)	Shares	Exercise Price
Outstanding as of December 31, 2007	14,956	$19.85
Granted	86	$15.99
Exercised	(535)	$9.21
Forfeited	(1,820)	$21.26
Outstanding as of March 31, 2008	12,687	$20.07

Exercisable as of March 31, 2008	9,071	$19.66

Total unrecognized compensation cost related to unvested stock options outstanding as of March 31, 2008, excluding potential forfeitures, was $44.7 million, which we expect to recognize over a weighted-average period of 2.8 years.

Restricted Stock Activity

A summary of our restricted stock activity for the period is presented below:

	Restricted Stock
		Weighted
		Average
	Number of	Grant-Date
(in thousands)	Shares	Fair Value
Unvested at December 31, 2007	208	$20.33
Awards granted	2	$15.01
Awards vested	(2)	$19.14
Awards forfeited	(49)	$21.03
Unvested at March 31, 2008	159	$20.06

Total unrecognized compensation cost related to unvested restricted stock outstanding as of March 31, 2008, excluding potential forfeitures, was $3.5 million, which we expect to recognize over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan (ESPP)

The stock-based compensation expense in connection with our ESPP was $0.3 million and $0.4 million for the three-month periods ended March 31, 2008 and 2007, respectively.

3. Net Loss per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income (loss) per share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes), including both the effect on interest expense and the inclusion of the underlying shares using the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic and diluted income from continuing operations per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007
Numerator
Income from continuing operations used to compute basic income from continuing operations per share	$29,600	$216
Add back interest expense for convertible notes, net of estimated tax	2,859	—
Income used to compute diluted income per share for continuing operations	$32,459	$216
Denominator
Total weighted-average shares used to compute basic income (loss) per share	117,525	115,104
Effect of dilutive stock options	705	1,792
Assumed release of common stock in escrow	—	845
Restricted stock outstanding	—	24
ESPP withholdings	32	—
Assumed conversion of convertible notes	22,970	—
Shares used to compute diluted income from continuing operations per share	141,232	117,765

We have excluded 12.5 and 8.9 million of outstanding stock options and restricted stock from our diluted earnings per share calculations for the three months ended March 31, 2008 and 2007, respectively, as such amounts would have been antidilutive. In addition, during the three months ended March 31, 2007, we excluded 23.0 million shares underlying our convertible debt securities as such amounts would have been antidilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. In addition, other comprehensive loss includes the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive loss:

(in thousands)	2008	2007
Net loss	$(61,875)	$(10,606)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	82	239
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	18	21
Total comprehensive loss	$(61,775)	$(10,346)

5. Discontinued Operations and Assets Held for Sale

We classified the Commercial and Cardiovascular Assets, excluding goodwill, as ‘held for sale’ in our Consolidated Balance Sheet as of December 31, 2007.  As we will not have significant or direct involvement in the future operations related to the Commercial and Cardiovascular Assets, we have presented the results of the Commercial and Cardiovascular Operations as discontinued operations in the Consolidated Statement of Operations for the current and comparative periods in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). As of December 31, 2007, goodwill related entirely to the Commercial and Cardiovascular Operations.

In March 2008, we closed the sales of the Commercial and Cardiovascular Assets. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR). In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85 million, $6 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement includes contingent consideration of up to $85 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.

We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets. This loss was comprised of the total upfront consideration from the sales of the Commercial and Cardiovascular Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

The results of our discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net revenues	$39,359	$49,127
Total costs and expenses (1)	(102,807)	(59,914)
Income tax expense (2)	(28,027)	(35)
Loss from discontinued operations	$(91,475)	$(10,822)

(1)          Included within total costs and expenses is a loss of $64.6 million that we recognized in connection with the sale of the Commercial and Cardiovascular Operations.

(2)          Income tax expense attributable to our discontinued operations during the three months ended March 31, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets.  Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.  In addition, the tax basis in the Commercial and Cardiovascular Assets was less than the book value recorded for financial reporting purposes.  Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of the Commercial and Cardiovascular Assets. The income tax payable attributable to our discontinued operations for the first quarter of 2008 was $6.5 million. The $21.5 million difference between the income tax payable and the income tax expense represents the tax benefit of certain tax deductions in connection with stock-based compensation, and such difference has been credited to additional paid-in capital.

In connection with the sale of the Commercial and Cardiovascular Assets, we entered into agreements with both Otsuka and EKR to provide certain transitional services.  We expect to provide these transitional services over a period of approximately 12 months.  Any fees or cost reimbursements received for transitional services will be classified within discontinued operations.

Commercial Restructuring and Retention Plan

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed to provide certain severance benefits to those employees whose employment positions we would eliminate in connection with the transactions.  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during the first quarter of 2008, which was included within discontinued operations.  Of this $1.8 million, $1.7 million was included in other accrued liabilities as of March 31, 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting of up to 25% of the original grant amount upon termination of the Commercial Employees, if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During the first quarter of 2008, we recognized $2.3 million of stock-based compensation expense related to the Commercial Employees, which was included within discontinued operations.

6. Sale of Manufacturing Assets

In March 2008, we sold our Minnesota manufacturing facility and related operations to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240 million. Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab will each provide transitional services to the other over a maximum period of 12 months.

We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction.  Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010.

7. Restructuring and Other Charges

Overall Company Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in March 2008 we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions.  We intend to eliminate approximately 130 additional employment positions over the next 12 months.  All impacted employees were notified in March 2008. Subsequent to the completion of the restructuring, we expect to have approximately 300 employees.

Employees terminated in connection with the restructuring are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  During the first quarter of 2008, we recognized restructuring charges of $5.6 million consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.

Facilities Related Restructuring

During the third quarter of 2007, we initiated our move from Fremont, California to our current location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized idle facilities charges during 2007. The leases on these facilities terminated at the end of first quarter of 2008, and nearly all related obligations were fully paid by March 31, 2008.

In addition, during 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. In connection with the sale of our Manufacturing Assets, Genmab assumed our obligations for one of these two facilities. We expect to pay all obligations accrued relating to the remaining lease by the end of the first quarter of 2009.

The following table summarizes the restructuring activity discussed above, as well as the remaining reserve balance at March 31, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges	5,547	82	5,629
Payments	(377)	(1,266)	(1,643)

Balance at March 31, 2008	$5,581	$728	$6,309

* Excludes restructuring charges for employees terminated in connection with the sale of the Commercial and Cardiovascular Assets.  See Note 5 for further information.

Other Charges

In connection with our restructuring efforts, we offered retention bonuses and other incentives to two employee groups: (1) ongoing employees that we hope to retain after the restructuring, and (2) transition employees that we hope to retain through a transition period.  This is in addition to the retention programs that we implemented during the fourth quarter of 2007, under which we recognized $1.1 million in expenses in 2007. We intend to recognize the expense for these retention programs over the period from the respective dates the programs were approved through the estimated service period for transition employees or until the expected pay-out date for ongoing employees.  We recognized $2.6 million in expenses under these retention programs during the first quarter of 2008. As of March 31, 2008, the total related liability accrued was $3.6 million. Such amounts have been classified as research and development expenses and general and administrative expenses in the financial statements.  The total retention benefit under the plan is estimated to be $16.8 million. We expect to recognize $13.1 million of additional expense and to pay out the retention bonuses over the next seven quarters.

8. Asset Impairment Charges

Total asset impairment charges recognized in continuing operations for the three months ended March 31, 2008 and 2007 were $3.5 million and none, respectively. During the first quarter of 2008, such charges primarily represented the costs of certain research equipment that is expected to have no future useful life, and certain information technology projects that were terminated and have no future benefit to us as a result of our restructuring activities.

9. Non-Monetary Transaction

In January 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech Corp. (Ophthotech), a privately held company, for an anti-angiogenesis antibody to treat Age-Related Macular Degeneration (AMD). Under the terms of the agreement, we and Biogen Idec have granted Ophthotech worldwide development and commercial rights to all ophthalmic uses of volociximab (M200). In addition, we and Biogen Idec have an obligation to supply both clinical and commercial M200 product to Ophthotech.  In connection with this agreement, we received an equity position in Ophthotech, and we may receive a combination of development and commercial milestone payments and royalties on future product sales.

We have estimated the fair value of the nonmarketable equity instruments received based predominately upon the price of similar Ophthotech equity instruments that Ophthotech had recently sold to independent parties for cash consideration.  Based on this approach, we have estimated the fair value of our equity position to be $1.8 million, which we recorded in other assets on the Consolidated Balance Sheet as of March 31, 2008.

For the purposes of revenue recognition, we are treating the grant of the license and the manufacturing obligation as a single unit of accounting.  Because we are currently unable to estimate the time period over which we are obligated to supply the M200 product for clinical and commercial purposes, we have not recognized any revenue under the agreement.  We have recorded the fair value of the consideration received as long-term deferred revenue as of March 31, 2008. We do not intend to recognize any revenue related to this agreement until such point that we are able to reasonably estimate the date at which our obligation will end.

10. Restricted Cash

As of March 31, 2008 and December 31, 2007, we had a total of $18.3 million and $28.3 million of restricted cash, respectively. As of March 31, 2008 and December 31, 2007, $15.0 and $25.0 million of the restricted cash, respectively, supported letters of credit on which our landlord and construction contractor can draw if we do not fulfill our obligations with respect to the construction of certain leasehold improvements to our Redwood City, California, facility. The remaining $3.3 million of long-term restricted cash supports letters of credit serving as a security deposit for our Redwood City, California leases.

11. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Consulting and services	$9,715	$10,110
Accrued clinical and pre-clinical trial costs	5,135	6,314
Restructuring accruals	8,046	2,322
Accrued income taxes	8,593	1,357
Accrued interest	1,471	4,453
Construction-in-process	—	2,288
Other	7,761	6,994
Total	$40,721	$33,838

12. Income Taxes

Income tax expense attributable to our continuing operations during the three months ended March 31, 2008 was $1.0 million, which was related primarily to federal and state alternative minimum taxes and foreign taxes on income earned by our foreign operations.  As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet as of March 31, 2008.

The income tax expense for our continuing operations during the three months ended March 31, 2007 was $30,000, which was related primarily to state taxes and foreign taxes on income earned by our foreign operations.

13. Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require any new fair value measurements in GAAP. FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received if we were to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•                  Level 1—quoted prices in active markets for identical assets and liabilities

•                  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•                  Level 3—unobservable inputs

At March 31, 2008, we determined the fair values of our financial assets using Level 1 and Level 2 inputs, as reflected in the table below:

(in thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$212,475	$—	$—	$212,475
Securities of U.S. Government sponsored entities maturing within one year	—	626,363	—	626,363
Corporate securities maturing within one year	—	56,992	—	56,992

Total financial assets	$212,475	$683,355	$—	$895,830

The following table presents the classification of our financial assets on our Consolidated Balance Sheet as of March 31, 2008:

(in thousands)
Cash and cash equivalents	$874,435
Short term marketable securities	21,395
Total financial assets	$895,830

We have excluded from the tables above $1.6 million of accrued interest, which has been recorded as part of marketable securities, and $31.2 million of cash, which is included in the cash and cash equivalents caption, in the Consolidated Balance Sheet.

14. Subsequent Events

In April 2008, we declared a special cash dividend of $4.25 per share of common stock (the Dividend), which, based on the number of stockholders as of the May 5, 2008 record date, was $507.0 million. We paid the Dividend in May 2008 using proceeds from the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets.  In connection with the Dividend, the conversion rate for the Company’s outstanding 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 notes) and 2.75% Convertible Subordinated Notes due 2023 (the 2023 notes) was adjusted based on the amount of the Dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture.  For the 2023 notes, the conversion rate increased effective on May 6, 2008 from 49.6618 shares of common stock per $1,000 principal amount of notes to 72.586 shares of common stock per $1,000 principal amount of notes.  For the 2012 notes, the conversion rate increased effective on May 6, 2008 from 42.219 shares of common stock per $1,000 principal amount of notes to 61.426 shares of common stock per $1,000 principal amount of notes.

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

OVERVIEW

We are a biotechnology company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. The technology subject to these licensing agreements has contributed to the development by our licensees of 10 marketed products. We currently have several investigational compounds in clinical development for oncology and immunologic diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases.

During the period from March 2005 through early March 2008, we marketed and sold acute-care products in the hospital setting in the United States and Canada. We acquired the rights to three of these products, Cardene IV®, IV Busulfex® and Retavase®, which are non-antibody-based products, in connection with our acquisitions of ESP Pharma, Inc. as well as the rights to Retavase in March 2005. We subsequently acquired the rights to Cardene SR® in September 2006. These commercial products (together, the Commercial and Cardiovascular Assets) and the related operations (the Commercial and Cardiovascular Operations) were fully divested during the first quarter of 2008. We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets, which is presented within discontinued operations, during the first quarter of 2008.

In March 2008, we sold our Minnesota manufacturing facility and related operations to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240 million. Under the terms of this agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In connection with this transaction, under the terms of a clinical supply agreement, Genmab agreed to produce clinical material for certain of our pipeline products until March 2010.

Also during March 2008, in an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions. We intend to eliminate approximately 130 additional employment positions over the next 12 months.  Many of these positions support our provision of transition services to the acquirers of the Commercial and Cardiovascular Assets and Manufacturing Assets in connection with our sale of these assets. We offered these 130 transitional employees and the approximately 300 employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company until the Spin-off of our biotechnology assets (see below) or with the Spin-off company after the separation transaction.  In connection with this overall restructuring effort, we expect to incur significant transition-related expenses over the next 12-month period, a portion of which will be recognized as restructuring charges.

In April 2008, we announced our intent to spin off our biotechnology assets into a separate publicly traded entity apart from our antibody humanization royalty assets (the Spin-off).  We expect to retain the rights to antibody humanization royalty revenues from all current and future licensed products and plan to distribute this income to our stockholders, net of any operating expenses, debt service and income taxes.  Subsequent to the Spin-off, we plan to have only a nominal number of employees to support our intellectual properties and provide for certain essential reporting and management functions of a public company.  We expect to capitalize the new biotechnology Spin-off company with approximately $375 million in cash at the completion of the Spin-off transaction.  This initial capitalization, along with potential milestone payments, non-humanization royalties and other payments under collaboration and other agreements, including the contingent consideration related to the sale of the Commercial and Cardiovascular Assets, is expected to fund the Spin-off company for approximately three years based on current operating plans.  We expect to complete the Spin-off by the end of 2008.  While we plan for the Spin-off, we continue to evaluate opportunities to sell or securitize all or part of our antibody humanization royalties; however, we can not assure that we will be able to consummate a sale or securitization of our antibody humanization patent royalty stream on terms acceptable to us, or at all.

In conjunction with our announcement of our intent to spin off our biotechnology assets, in April 2008 we declared a special cash dividend of $4.25 per share of common stock (the Dividend), which was paid in May 2008 using proceeds from the sale of the Commercial and Cardiovascular Assets and the Manufacturing Assets. Based on the number of stockholders as of the May 5, 2008 record date, the Dividend was $507.0 million.

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

Research and Development Programs

We have several investigational antibody-based compounds in clinical development for cancer and immunologic diseases, some of which we are developing in collaboration with another biotechnology company.  The table below lists various investigational compounds for which we are pursuing clinical development activities either on our own or in collaboration. Not all clinical trials for each product candidate are listed below. As part of our transition services agreement with EKR Therapeutics, Inc. (EKR), which purchased the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets in March 2008, we continue to provide research and development services for certain life cycle management activities for Cardene.  Under this agreement, EKR will reimburse us for all costs and expenses incurred in connection with these activities, all of which have been reflected as discontinued operations.  As this is no longer an on-going PDL-sponsored program, we have excluded Cardene from the table below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report.

Phase of
Product Candidate	Description/Indication	Development	Collaborator

Daclizumab	Asthma	Phase 2 program being evaluated
	Multiple sclerosis	Phase 2	Biogen Idec

	Transplant maintenance	Phase 2 program advancement pending partnership

Volociximab (M200)	Solid tumors	Phase 2 program ongoing partnership	Biogen Idec

HuLuc63	Multiple myeloma	Phase 1

PDL192	Solid tumors	IND filed; phase 1 pending

Daclizumab.  Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body. Daclizumab is the active component of the approved drug marketed worldwide by Hoffmann La-Roche (Roche) as Zenapax, which is indicated for the prevention of acute organ transplant rejection following transplant surgery. We and our collaborator, Biogen Idec, are currently testing daclizumab in a phase 2 study in patients with multiple sclerosis. In March 2007, we and Biogen Idec announced that the CHOICE trial, a phase 2, randomized, double-blind, placebo-controlled trial of daclizumab, met its primary endpoint in relapsing MS patients being treated with interferon beta. In October 2007, we presented the phase 2 CHOICE data that demonstrated daclizumab 2 mg/kg administered every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone, in patients with active relapsing multiple sclerosis. Patients from this trial were followed for an additional 48 weeks after the treatment period to further assess safety and efficacy. We, together with Biogen Idec, initiated in the first quarter of 2008 a phase 2 monotherapy trial of daclizumab, the SELECT trial, to advance the overall clinical development program in relapsing MS.

In addition, we are independently pursuing development of daclizumab for treatment of moderate to severe asthma. We also continue to evaluate daclizumab for transplant maintenance, including potential collaboration opportunities.

Volociximab (M200).  Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found in various animal models to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

We and our collaborator, Biogen Idec, are currently investigating volociximab in various phase 2, open-label clinical trials in patients with advanced solid tumors. This investigation includes two exploratory clinical trials in ovarian cancer, initiated in August 2007, and two phase 1 trials in non-small cell lung cancer (NSCLC), which were initiated during the last quarter of 2007 and the first quarter of 2008. In April 2008, we and Biogen Idec terminated one of the two exploratory clinical trials in ovarian cancer, leaving a total of three ongoing phase 2 clinical trials.

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

PDL192.  PDL192 is a novel humanized monoclonal antibody. In April 2008, after completion of preclinical studies, we filed an IND for PDL 192 in solid tumor applications.

Technology Outlicense Agreements

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The 10 humanized antibody products listed below are currently approved for use by the U.S. Food and Drug Administration (FDA) and are licensed under our patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Raptiva®
Lucentis®
MedImmune, Inc. (MedImmune)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri®
UCB Group	Cimzia®(1)
Roche	Zenapax® (2)

(1)	Cimzia was approved for marketing by the FDA in April 2008. We expect to receive and recognize royalty revenues on sales of Cimzia beginning in the third quarter of 2008.

(2)

Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold; we have not received royalties on sales of Zenapax since the first quarter of 2006 and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

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

We continue to evaluate potential opportunities to collaborate on certain other programs, or on our drug development capabilities, with other pharmaceutical or biotechnology companies to maximize the value of these programs, mitigate risks and reduce costs, and may enter into other collaboration agreements in the future.

Summary of the First Quarter of 2008

In the first quarter of 2008, our total revenues from continuing operations were $57.3 million, a 3% decrease from $58.9 million in the comparable period in 2007. This revenue decline was driven primarily by a decrease in license, collaboration and other revenues.

Our total expenses from continuing operations in the first quarter of 2008 were $27.6 million, a significant decrease from $60.1 million in the first quarter of 2007 primarily as a result of a $49.7 million gain realized on the sale of our Manufacturing Assets in the 2008 period. Total costs and expenses in the first quarter of 2008 also included restructuring charges of $5.6 million and asset impairment charges of $3.5 million.  We did not recognize any such charges or gains in the comparable period in 2007. Our income from continuing operations for the first quarter of 2008 was $29.6 million, compared to $0.2 million in the prior-year comparable period. In the first three months of 2008, net cash used in operating activities was $29.3 million, a decrease from $9.1 million used in operating activities in the comparable period in 2007. At March 31, 2008, we had cash, cash equivalents, marketable securities and restricted cash of $946.9 million, compared to $440.8 million at December 31, 2007, an increase primarily attributable to the proceeds realized from the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets.  As of March 31, 2008, we had $526.7 million in total debt outstanding, which included $500.0 million in convertible notes, $250.0 million of which are callable in each of 2008 and 2010 and due in 2023 and 2012, respectively.

We expect that in the foreseeable future, our revenue growth will be generated primarily by royalties. We expect that our operating expenses in the near-term will decrease significantly relative to recent historical expense levels due to the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets in March 2008, and the restructuring that is in process and that will continue over the next several quarters.  However, we expect to incur additional charges and expenses during 2008 and into 2009 related to the restructuring, including severance payments to terminated employees, and related to retention incentives we have offered to transitional and ongoing employees.  Subsequent to the completion of our restructuring activities, we expect that our expenses could increase in future years as we increase the number of our pipeline programs, advance our clinical programs into more expensive late-stage clinical trials and as a result of the extensive resource commitments required to achieve regulatory approval of potential products.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

•      Our business will depend in significant part on our ability to develop innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring tens to hundreds of millions of dollars invested in research, development and manufacturing elements. Identifying drug candidates to study in clinical trials requires significant investment and may take several years. In addition, the clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we or our licensees could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

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

•      The manufacture of drugs and antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If our contract manufacturers are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices, we may not be able to obtain or retain regulatory approval for our products. We are currently reliant on third-party manufacturers for all of our products.

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

Revenue Recognition

We enter into patent license, collaboration and humanization agreements that may contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. Under our collaboration arrangements, we may receive nonrefundable upfront fees, time-based licensing fees and reimbursement for all or a portion of certain predefined research and development or post-commercialization expenses, and our licensees may make milestone payments to us when they or we achieve certain levels of development with respect to the licensed technology. Generally, when there is more than one deliverable under the agreement, we account for the revenue as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangement with Multiple Deliverables,” for revenue recognition purposes. As a combined unit of accounting, the up-front payments are recognized ratably as the underlying services are provided under the arrangement. We recognize “at-risk” milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be “at risk” when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or perfunctory effort. We currently determine attribution methods for each payment stream based on the specific facts and circumstances of the arrangement. The EITF may provide additional guidance on the topic of “Revenue Recognition for a Single Deliverable for a Single Unit of Accounting (with Multiple Deliverables) That Have Multiple Payment Streams,” which could change our method of revenue recognition in future periods.

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

Employee Stock-Based Compensation

Under the provisions of SFAS No. 123(R), “Stock-Based Compensation” (SFAS No. 123(R)), we estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), the expected volatility, and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Further, SFAS No. 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period. For the first quarter of 2008, we estimated our future forfeiture rate to be approximately 10%, which is based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures. A five percentage point change in the rate of estimated stock option forfeitures could result in an increase or decrease to stock-based compensation expense of approximately $1.0 million.

Valuation and Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically evaluate whether current facts or circumstances indicate that the carrying value of our depreciable assets held and to be used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Revenues

	Three Months Ended
	March 31,
(in thousands)	2008	2007	% Change
Royalties	$49,955	$48,595	3%
License, collaboration and other	7,374	10,261	(28)%
Total revenues	$57,329	$58,856	(3)%

Our total revenues decreased by $1.5 million, or 3%, in the three months ended March 31, 2008 from the comparable period in 2007 for reasons discussed below.

Royalties

Royalty revenues increased by $1.4 million, or 3.0%, in the three months ended March 31, 2008, from the comparable period in 2007. This increase primarily was due to higher royalties received from the sales of Tysabri and Synagis, which are marketed by Elan Corporation, Plc and MedImmune (AstraZeneca), respectively, which was partially offset by a decrease in royalties received from sales of products marketed by Genentech. Although Genentech reported higher product sales from its royalty-bearing products for its fourth quarter of 2007 as compared to its fourth quarter of 2006 (in each case impacting our royalty revenues for the following quarter), the average effective royalty rate applied to Genentech’s product sales during the first quarter of 2008 was lower than the rate applied in the comparable 2007 period primarily due to a significant decline in the amount and percentage of Herceptin product manufactured and sold outside the United States.  This resulted in a greater percentage of Herceptin product sales in the first quarter of 2008 being subject to the tiered fee structure as opposed to the higher, fixed royalty rate that applies to Genentech products that are both manufactured and sold outside the U.S.  In addition, of Genentech product sales subject to the tiered fee structure, royalties were received on sales in both the third and fourth tiers in the first quarter of 2007, while in the first quarter of 2008, all royalties were based on product sales at the fourth and lowest tier (see details of Genentech royalty structure discussed below).

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, our master patent license agreement with Genentech provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above the net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to royalties that fall under the tiered fee structure, we allocate the royalty revenues among the different products based on the relative underlying net product sales reported to us by Genentech. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in future periods.

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenue):

		Three Months Ended
		March 31,
Licensee	Product Name	2008	2007
Genentech	Avastin	20%	19%
	Herceptin	28%	39%

MedImmune	Synagis	33%	30%

License, Collaboration and Other

	Three Months Ended
	March 31,
(in thousands)	2008	2007	% Change
License and milestone from collaborations	$1,825	$5,868	(69)%
R&D services from collaborations	3,299	3,993	(17)%
License and other	2,250	400	463%
Total revenue from license, collaboration and other	$7,374	$10,261	(28)%

License, collaboration and other revenues consist of upfront licensing and patent rights fees, milestone payments related to licensed technology, license maintenance fees and revenue recognized under our collaboration agreements. License, collaboration and other revenues decreased by $2.9 million, or 28%, in the three months ended March 31, 2008 from the comparable period in 2007 primarily due to the absence in the 2008 period of certain revenues recognized in the first quarter of 2007 related to the termination of our agreement with Roche to co-develop daclizumab for transplant indications, which termination was effective in April 2007, and a decrease in revenues recognized under our collaboration agreement with Biogen Idec.  These decreases were partially offset by $2.0 million in milestone payments, reflected as license and other, that we received in the first quarter of 2008 from certain of our licensees.

We continue to evaluate potential opportunities to collaborate with respect to certain development stage programs or our drug development capabilities with other pharmaceutical or biotechnology companies, and if we enter into other collaboration agreements in the future, our license, collaboration and other revenues likely would increase.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2008	2007	% Change
Research and development	$47,681	$48,091	(1)%
General and administrative	20,443	11,994	70%
Restructuring charges	5,629	—	*
Asset impairment charges	3,521	—	*
Gain on sale of assets	(49,671)	—	*
Total costs and expenses	$27,603	$60,085	(54)%

*  Not presented as calculation is not meaningful.

Certain expenses related to the Commercial and Cardiovascular Operations, which were previously presented as cost of product sales, research and development expenses and general and administrative expenses in prior periods, have been presented as discontinued operations for all periods presented in the current financial statements.

We expect that our operating expenses in the near-term will decrease significantly relative to recent historical expense levels due to the sale of the Manufacturing Assets in March 2008 and the restructuring activities that are in process and that will continue over the next several quarters.  However, we expect to incur additional charges and expenses during 2008 and into 2009 related to the restructuring, including severance payments to terminated employees, and related to retention incentives we have offered to transition and ongoing employees. In addition, we are actively seeking to sublease excess capacity in our Redwood City facilities.  If we are able to sublease any of this excess capacity, our lease expenses would decline.  The process of subleasing office space can be a lengthy and uncertain process and we cannot assure if and when we may sublease any of our excess capacity or the amount of excess capacity that we may sublease.

Subsequent to the completion of our restructuring activities, we expect that our expenses could increase in future years as we increase the number of our pipeline programs, advance our clinical programs into more expensive late-stage clinical trials and as a result of the extensive resource commitments required to achieve regulatory approval of potential products.

Research and Development Expenses

Our research and development activities include research, process development, pre-clinical development, manufacturing and clinical development, which activities generally include regulatory, safety, medical writing, biometry, U.S. and European clinical operations, compliance, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as outbound milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to CROs and clinical investigators, monitoring costs, data management and drug supply costs, research and development funding provided to third parties and an allocation of facility and overhead costs, principally information technology.  Research and development costs also include stock-based compensation expense accounted for under SFAS No. 123(R) as a component of personnel-related costs. Total stock-based compensation expenses recognized as research and development expenses were $1.6 million and $2.6 million during the quarters ended March 31, 2008 and 2007, respectively.

The decrease in our research and development expenses during the first quarter of 2008 in comparison to the first quarter of 2007 is attributable to decreases in our Nuvion® and PDL 192 program costs, partially offset by increases in development costs for HuLuc63 and daclizumab.  The $7.3 million decrease in Nuvion costs is due to the decision to terminate the Nuvion phase 3 development program during the third quarter of 2007, and the $2.4 reduction in development expenses for PDL 192 was primarily driven by a decrease in PDL 192 manufacturing activity in the first quarter of 2008 in comparison to 2007. The $7.7 million and $2.0 million increases in program costs for HuLuc63 and daclizumab, respectively, were due to manufacturing campaigns that occurred in the first quarter of 2008, whereas there were no such manufacturing campaigns in the first quarter of 2007 for these products.

The table below reflects the stage of development for each of our products in clinical development and the research and development expenses recognized in connection with each product.

					Research and
				Estimated	Development Expenses for the
		Phase of		Completion of	Three Months Ended March 31,
Product Candidate	Description/Indication	Development	Collaborator	Phase (1)	2008	2007
					(in thousands)

Daclizumab					$9,291	$7,261
	Asthma	Phase 2 program being evaluated	—	Not yet disclosed

	Multiple sclerosis	Phase 2	Biogen Idec	Not yet disclosed

	Transplant maintenance	Phase 2 program advancement pending partnership	—	Not yet disclosed

Volociximab (M200)	Solid tumors	Phase 2 program ongoing partnership	Biogen Idec	2008	4,836	4,276

HuLuc63	Multiple myeloma	Phase 1	—	Not yet disclosed	11,555	3,817

PDL192	Solid tumors	IND filed; phase 1 pending	—	2008	3,082	5,451

Nuvion (visilizumab)		Terminated in August 2007			4,385	11,657

Other Program-Related Costs (2)	Multiple programs and products	—	—	—	2,619	1,539

Non-Program-Related Costs (3)	—	—	—	—	11,913	14,090

Total Research and Development Expenses					$47,681	$48,091

(1)

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

(3)

Non-Program-Related Costs consist of the aggregate research and development costs that are not associated with any particular program or product, but rather, support our broad research and development efforts. Such costs primarily include those related to discovery of new antibody candidates and manufacturing and quality activities in support of product development activities.

General and Administrative Expenses

General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative, marketing and clinical affairs functions, and an allocation of facility and overhead costs. General and administrative expenses also include stock-based compensation expenses accounted for under SFAS No. 123(R) as a component of personnel-related costs. Total stock-based compensation expenses recognized as general and administrative expenses were $2.2 million and $1.3 million for the quarters ended March 31, 2008 and 2007, respectively.

General and administrative expenses increased by $8.4 million during the first quarter of 2008 in comparison to the same quarter in 2007.  The increase was due primarily to increases in legal costs of $3.8 million, primarily related to our strategic review process and ongoing litigation, and in professional services fees of $1.0 million related to our strategic review process.  In addition, in the first quarter of 2008, (1) we classified $0.9 million of facilities costs related to idle research and development capacity in our Redwood City facilities as general and administrative expenses, (2) we accrued $0.8 million in retention bonuses that were provided to our employees, (3) stock-based compensation increased by $0.4 million due to modification charges for certain stock options in connection with the termination of certain employees and (4) depreciation allocated to general and administrative expenses increased by $0.5 million as we placed into service in late 2007 leasehold improvements associated with our Redwood City facilities.

Restructuring Charges

Overall Company Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions and we intend to eliminate approximately 130 additional employment positions over the next 12 months.  All impacted employees were notified in March 2008.  In addition, we are undertaking other substantial cost cutting measures.

Employees subject to termination are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  During the first quarter of 2008, under SFAS No. 146, we recognized restructuring charges of $5.6 million consisting of post-termination severance costs.

Facilities Related Restructuring

During the third quarter of 2007, we initiated our move from Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized idle facilities charges during 2007. The lease on these facilities terminated at the end of first quarter of 2008 and nearly all related obligations were paid as of March 31, 2008.

In addition, during 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. In connection with the sale of our Manufacturing Assets, Genmab assumed our obligations for one of these two facilities. We expect to pay all remaining obligations accrued relating to these leases by the end of the first quarter of 2009.

The following table summarizes the restructuring activity related to continuing operations discussed above, as well as the remaining related reserve balance at March 31, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges	5,547	82	5,629
Payments	(377)	(1,266)	(1,643)
Balance at March 31, 2008	$5,581	$728	$6,309

* Excludes restructuring charges for employees terminated in connection with the sale of our Commercial and Cardiovascular Assets.  See “Discontinued Operations” for further information.

Gain on Sale of Assets

In March 2008, we completed the sale of our Manufacturing Assets to Genmab for total cash proceeds of $240 million. We recognized a pre-tax gain of $49.7 million upon the close of the sale. Such gain represents the $240 million in gross proceeds, less the value of the underlying assets of $185.4 million and $4.9 million in transaction costs and other charges. Under the terms of the purchase agreement, Genmab will provide transitional services to us over a maximum period of 12 months to support certain of our commitments that arose from the sales of the Commercial and Cardiovascular Assets as well as to support certain of our general and administrative functions.

To fulfill our manufacturing needs in the near-term, we have entered into a clinical supply agreement with Genmab that was effective upon the close of the transaction.  Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010.

Asset Impairment Charges

Total asset impairment charges for the quarters ended March 31, 2008 and 2007 were $3.5 million and none, respectively. During the first quarter of 2008, such charges primarily represented the costs of certain research equipment that is expected to have no future useful life, and certain information technology projects that were terminated and have no future benefit to us as a result of our restructuring activities.

Discontinued Operations

The results of the Commercial and Cardiovascular Operations segment are reflected as discontinued operations for all periods presented.  In March 2008, we completed the sales of the Commercial and Cardiovascular Assets.  We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR. In consideration for the Cardiovascular Assets, we received an upfront fee of $85 million, $6 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement includes contingent consideration of up to $85 million in future development and commercial milestone payments as well as royalties on certain future Cardene and ularitide product sales.

Loss from discontinued operations increased by $80.7 million, net of tax, to $91.5 million in the three months ended March 31, 2008 from $10.8 million in the prior year comparable period.  This increase primarily was due to the $64.6 million pre-tax loss recognized on the sale of the Commercial and Cardiovascular assets in the first quarter of 2008 and the related tax impact of $28.0 million. This increase was partially offset by decreases in net financial operating results, which resulted principally from the absence of amortization expense from intangible assets during the first quarter of 2008 as a result of the Commercial and Cardiovascular Assets being classified as ‘held for sale’ on our Consolidated Balance Sheet from December 2007 until they were divested on March 7, 2008.

The $64.6 million pre-tax loss that we recognized in the first quarter of 2008 was comprised of the upfront consideration for the sales of the Commercial and Cardiovascular Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

For the periods presented below, the results of our discontinued operations are as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Net revenues	$39,359	$49,127
Total costs and expenses (1)	(102,807)	(59,914)
Income tax expense (2)	(28,027)	(35)
Loss from discontinued operations	$(91,475)	$(10,822)

(1)   Included within total costs and expenses is a loss of $64.6 million that we recognized upon the close of the sale of the Commercial and Cardiovascular Assets.

(2)          Income tax expense attributable to our discontinued operations during the three months ended March 31, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets.  Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.  In addition, the tax basis in the Commercial and Cardiovascular Assets was less than the book value recorded for financial reporting purposes.  Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of the Commercial and Cardiovascular Assets.  The income tax payable attributable to our discontinued operations for the first quarter of 2008 was $6.5 million.  The $21.5 million difference between the income tax payable and the income tax expense represents the tax benefit of certain tax deductions in connection with stock-based compensation, and such difference has been credited to additional paid-in capital.

In connection with the sale of the Commercial and Cardiovascular Assets, we committed to provide certain transitional services to both Otsuka and EKR.  We expect to provide these transitional services over a period of approximately 12 months.  Any fees received for the transitional services will be classified within discontinued operations.

Commercial Restructuring and Retention Plan

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed to provide certain severance benefits to those employees whose employment positions we would eliminate as a result of these transactions.  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized an expense for these severance benefits of $1.8 million during the first quarter of 2008, which were included within discontinued operations.  Of this $1.8 million, $1.7 million was included in other accrued liabilities as of March 31, 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting up to 25% of the original grant amount upon termination of the Commercial Employees if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During the first quarter of 2008, we recognized $2.3 million of stock-based compensation expense related to the Commercial Employees, which was included within discontinued operations.

Interest and Other Income, Net and Interest Expense

	Three Months Ended
	March 31,
(in thousands)	2008	2007	% Change
Interest and other income, net	$4,867	$5,032	(3)%
Interest expense	(3,989)	(3,557)	12%
Total interest and other income, net and interest expense	$878	$1,475	(40)%

Interest income for the three months ended March 31, 2008 was relatively flat from the comparable period in 2007.  Although our average cash and investment balances were higher in the first quarter of 2008 as compared to the prior year, the interest rates earned on our investments were lower.

Interest expense for the three months ended March 31, 2008 increased from the comparable period in 2007 primarily as a result of lower capitalized interest in the three months ended March 31, 2008, since we completed the construction of the Redwood City facility in the fourth quarter of 2007.

Income Taxes

Income tax expense attributable to our continuing operations during the three months ended March 31, 2008 was $1.0 million, which was related primarily to federal and state alternative minimum taxes and foreign taxes on income earned by our foreign operations.  As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet as of March 31, 2008.

The income tax expense for our continuing operations during the three months ended March 31, 2007 was $30,000, which was related primarily to state taxes and foreign taxes on income earned by our foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties, interest income on invested capital and, from March 2005 to March 2008, net product sales. At March 31, 2008, we had cash, cash equivalents, marketable securities and restricted cash in the aggregate of $946.9 million, compared to $440.8 million at December 31, 2007.

Net cash used in operating activities for the three months ended March 31, 2008 was $29.3 million, compared to $9.1 million in the corresponding period in 2007. The increase in net cash used in operating activities during the first three months of 2008 was primarily attributable to the tax impact of the tax gains that we recognized on the sales of our Commercial and Cardiovascular Assets, lower net product sales due to the divestiture of the Commercial and Cardiovascular Assets in early March 2008 and an increase in legal expenses associated with our strategic review process and ongoing litigation. These factors that contributed to the increase in cash used in operations were partially offset by lower operating expenses as a result of the sales in early March 2008 of the Commercial and Cardiovascular Assets and the Manufacturing Assets and the related reductions in headcount, personnel costs and operating expenses (which for the Commercial and Cardiovascular Operations have been reflected as discontinued operations), and to changes in our working capital due to the timing of payments relating to cash receipts from receivables and cash payments for our liabilities.

Net cash provided by investing activities was $568.0 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $30.2 million in the comparable period in 2007. The net cash provided by investing activities in the first three months of 2008 of $568.0 million was attributable primarily to net proceeds of $509.5 million received in connection with the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets and the maturing of an aggregate of $59.8 million of our short term investments and restricted cash.

Net cash provided by financing activities for the three months ended March 31, 2008 was $26.4 million, compared to $2.8 million in the comparable period in 2007. In the first quarter of 2008, the cash provided by financing activities was principally due to the excess tax benefit from stock-based compensation expense as well as proceeds from stock option exercises. In the first quarter of 2007, the cash provided by financing activities was principally due to proceeds from stock option exercises.

In April 2008, we declared a special cash dividend of $4.25 per share of common stock (the Dividend) using proceeds from the sale of the Commercial and Cardiovascular Assets and the Manufacturing Assets. Based on the number of stockholders as of the May 5, 2008 record date, the Dividend was $507.0 million.

In April 2008, we announced the Spin-off.  As noted above, we expect to retain the rights to antibody humanization royalty revenues from all current and future licensed products and plan to distribute this income to our stockholders, net of any operating expenses, debt service and income taxes.  Subsequent to the Spin-off, we plan to have only a nominal number of employees to support our intellectual properties and provide for certain essential reporting and management functions of a public company.  We expect to capitalize the new biotechnology Spin-off company with approximately $375 million in cash at the completion of the transaction.  This initial capitalization, along with potential milestone payments, non-humanization royalties and other payments under collaboration and other agreements, including the contingent consideration related to the sale of the Commercial and Cardiovascular Assets, is expected to fund the Spin-off company for approximately three years based on current operating plans.  We expect to complete the Spin-off by the end of 2008.  While we plan for the Spin-off, we continue to evaluate opportunities to sell or securitize all or part of our antibody humanization royalties; however, we can not assure that we will be able to consummate a sale or securitization of our antibody humanization patent royalty stream on terms acceptable to us, or at all.

In conjunction with our restructuring efforts and significant cost-cutting measures currently underway, we believe that the revenues generated from our royalties and collaboration agreements, taking into account the distribution of the Dividend totaling $507.0 million as mentioned above, will be sufficient to fund our operations over the next year and the foreseeable future.  If and after we consummate the Spin-off, we believe that the revenues generated from our royalties will be sufficient to fund our operations into the foreseeable future.  As noted above, we will continue to evaluate opportunities to sell or securitize all or part of our antibody humanization royalties, although we cannot assure that we will be able to consummate such a sale or securitization on terms acceptable to us or at all.  Our future capital requirements will depend on numerous factors, as described below, and the sale of another or all of our key assets could fundamentally change how we fund our operations. Such factors that impact our future capital requirements include, among others, royalties from sales of products by third-party licensees, including Avastin, Herceptin, Lucentis, Mylotarg, Raptiva, Synagis, Tysabri

and Xolair; interest income; and the costs of and outcome defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. Our future capital requirements also will depend on, among other factors our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborators or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; and potential acquisitions of technology, product candidates or businesses by us.  However, if and after we consummate the Spin-off, the factors identified in the preceding sentence would no longer impact our capital requirements.  In addition to the foregoing, the sale or securitization of all or part of our antibody humanization patent royalty stream could fundamentally change how we fund our operations. In order to develop and commercialize our potential products we or the Spin-off company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing would be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of March 31, 2008 were as follows:

	1 Year	1-3 Years	4-5 Years	5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$3,926	$7,351	$6,963	$62,461	$80,701
Convertible notes	11,875	273,748	252,500	—	538,123
Contract manufacturing	7,740	12,500	—	—	20,240
Other liabilities (1)	4,976	7,318	7,824	44,271	64,389
Total contractual obligations	$28,517	$300,917	$267,287	$106,732	$703,453

 (1) Includes lease payments related to certain of our facilities in Redwood City, California, a milestone payment due to one of our  licensors and post-retirement benefit obligations.

In addition to the amounts disclosed in the table above, we have committed to make payments for certain retention and severance related benefits. See Notes 5 and 7 to the Consolidated Financial Statements for further details. Further, we have committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of March 31, 2008. We estimate that such milestones that could be due and payable over the next year approximate $2 million and milestones that could be due and payable over the next three years approximate $4 million.

In addition, in connection with the sale of the Cardiovascular Assets to EKR and under certain circumstances, we may be required to reimburse EKR for the cost of certain Retavase manufacturing obligations during 2008, not to exceed $2.5 million.

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

We have ended our solicitation of interest in the Company and its assets, other than our humanization royalty stream assets, and have undertaken to restructure the Company, which could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties.

From October 2007 until March 2008, we pursued a process to solicit interest in the purchase of the Company or our key assets, including the Commercial and Cardiovascular Assets and humanization royalty stream assets. In March 2008, we announced the end of this process and that we would focus on discovering and developing innovative antibodies for cancer and immunologic diseases. In April 2008, we decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity.

In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we eliminated approximately 120 employment positions.  We intend to eliminate approximately 130 additional employment positions over the next 12 months. Many of these positions support our provision of transition services to Otsuka, EKR and Genmab in connection with our sale of assets to these parties. We offered these 120 transition employees and the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption, anxiety and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations and adversely impact our ability to perform the transition services we are obligated to perform for Otsuka, EKR and Genmab.

This disruption and uncertainty may also make the recruitment of key personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact our future performance or our plans for the timing of future transactions.

Our restructuring efforts may continue to divert the attention of our management and employees away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will succeed, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring plans or that we will successfully spin off our biotechnology assets.

In addition, employees whose positions we will eliminate in connection with this reduction may seek employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot provide assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment.

We have decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity, the process for which may divert the attention of our management and employees, will increase our professional services expenses, may disrupt our operations and is subject to other risks.

In April 2008, we announced that we had decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity and that we expected to complete this separation by the end of 2008.  Our ability to timely effect the Spin-off is subject to the completion of numerous tasks, including the preparation of carve-out audited financial statements for our biotechnology operations, the completion of required regulatory filings and obtaining the consent of third parties to the transfer of contractual rights to the Spin-off entity.  The failure to obtain necessary consents from third parties to the transfer of contractual rights in the Spin-off could delay or make impractical our plan to effect a Spin-off of our biotechnology assets.

The process to plan for and effect the Spin-off of our biotechnology assets will demand a significant amount of time and effort from our management and employees.  The diversion of our management’s and employees’ attention to the Spin-off process may disrupt our operations, including by adversely impacting the progress of our discovery and development efforts and our relationships with collaborators.

We expect to initially fund the biotechnology Spin-off with $375 million in cash.  We expect that this initial capitalization, along with potential milestone payments, non-humanization royalties and other payments under collaboration and other agreements, including the contingent consideration related to our sale of our Cardiovascular Assets would fund the biotechnology Spin-off for approximately three years based on current operating plans.  Changes in our development or operations plans, however, could affect the initial cash funding needed to adequately capitalize the biotechnology entity.

We will incur significant expenditures for professional services in connection with our planning and implementation of the Spin-off, including for legal and accounting services.

We may not receive the contingent consideration related to the sale of our Cardiovascular Assets.

In March 2008, we sold our Cardiovascular Assets to EKR for $85 million in cash at closing, and up to an additional $85 million in development and sales milestones, as well as royalty payments. Receipt of these milestone and royalty payments is dependent upon certain contingencies, including the receipt of marketing approval from the FDA for a new formulation of Cardene and future net sales of this new formulation. We cannot assure you that these development and sales milestones will be met and that we will be able to receive any of the additional $85 million in milestone payments and any of the royalty payments based on future net sales.

We may not be able to consummate a transaction to sell or securitize the value of our antibody humanization patent royalty stream received from currently marketed licensed products.

The sale or securitization of our antibody patent royalty stream is uncertain and the conclusion of any transaction or structure leading to such a transaction would be subject to numerous conditions including potential negotiation with third parties, market conditions and determination of the final form. We may not be able to consummate a transaction relating to our antibody humanization patent royalty stream on terms acceptable to us, or at all. The consummation of any transaction or structure relating to the royalty stream, even if on acceptable terms, could be adversely impacted or prevented by failure to satisfy closing conditions or regulatory delays.

We have a history of operating losses and may not achieve sustained profitability.

In general, our expenses have exceeded our revenues. As of March 31, 2008, we had an accumulated deficit of $653.2 million. We expect our operating expenses in the near term to decrease significantly relative to expense levels during 2005 to 2007 because we have divested the Commercial and Cardiovascular Assets we formerly held and have undertaken a significant restructuring and reduction in force. We will, however, incur a significant amount of restructuring costs through 2008, including severance payments to terminated employees and additional costs and retention incentives to retained employees. After these divestitures and our restructuring are complete, operating expenses may increase on average if we are successful in advancing potential products in clinical trials primarily because of the extensive resource commitments required to achieve regulatory approval.

Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed our revenues. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase as:

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

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, because we have divested the Commercial and Cardiovascular Assets, sales of which constituted 40% and 44% of our total revenues (including discontinued operations) in 2006 and 2007, respectively, we expect our revenues to decline significantly in the near term. Antibody humanization royalties constituted 74% and 85% of our revenues from continuing operations in 2006 and 2007, respectively. We continue to evaluate the possible sale or securitization of our antibody humanization royalties, either before or after our planned Spin-off of our biotechnology assets, and distribution of proceeds from such a sale or securitization to stockholders.  Any sale of our antibody humanization royalties would decrease our revenue while a securitization of our antibody humanization royalties would increase our expenses as we would become obligated to make periodic principal and interest payments.  Our antibody humanization royalty revenues, even after any potential sale or securitization, may be unpredictable and fluctuate since they depend upon:

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

Additionally, our master patent license agreement with Genentech provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above the net sales thresholds. As a result, Genentech’s average annual royalty rate declines as Genentech’s U.S.-based Sales increase. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter of each year, which would be for Genentech’s sales from the fourth calendar quarter from the preceding year, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to Genentech’s royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in future periods.

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

Our expenses may be unpredictable and may fluctuate from quarter to quarter due to the timing and the unpredictable nature of clinical trial and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses and which we record during the quarter in which such expenses are reported to us or to our collaborators and agreed to by us or our collaborators. Moreover, the underlying terms of in-licensing and royalty arrangements, especially those with tiered payment structures, will impact the timing of costs and expenses recognized during any particular quarter. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

We face significant competition.

We face significant competition from entities with substantially greater resources than we do, more experience and capabilities in the discovery and development of pharmaceuticals and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. These entities have developed and are developing human and humanized antibodies or other compounds for treating autoimmune and inflammatory diseases, asthma and cancers and technologies that may compete with our antibody technology platform. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our products may also face significant competition from both brand-name and generic manufacturers that could adversely affect the future sales of our products.

Any product that our collaborators or we succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success.

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

We may not be able to obtain or maintain our desired price for the products we develop. Any product we introduce may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to obtain or maintain prices sufficient to realize an appropriate return on our investment in product development, should any of our development products be approved for marketing. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our development products. These factors will also affect the products that are marketed by our collaborators and licensees. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

Our antibody humanization patents, which are of significant value to us, are being challenged and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for 82% of revenues from continuing operations in 2005, 74% of revenues from continuing operations in 2006 and 85% of revenues from continuing operations in 2007. We expect that these royalty revenues will constitute the vast majority of our revenues now that we have completed the divestiture of the commercial products. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent the majority of our total revenues until our Queen patents expire in 2014.  We continue to evaluate the possible sale or securitization of our antibody humanization royalties, either before or after our planned Spin-off of our biotechnology assets, and distribution of the proceeds from such a sale or securitization to stockholders.  Any sale of our antibody humanization royalties would decrease our revenue while a securitization of our antibody humanization royalties would increase our expenses as we would become obligated to make periodic principal and interest payments.

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

If our collaborations are not successful or are terminated by our collaborators, we may not effectively develop and market some of our products.

We have agreements with pharmaceutical and other companies to develop, manufacture and market certain of our potential products. In some cases, we rely on our collaborators to manufacture such products and essential components for those products, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these licensed products. As a result, we may have limited or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement. In addition, the design of the clinical studies may not be sufficient or appropriate for regulatory review and approval and we may have to conduct further studies in order to facilitate approval.

In September 2005, we entered into a collaboration agreement with Biogen Idec under which Biogen Idec became our collaborator on the development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications. This agreement is particularly important to us. The collaboration agreement provides significant combined resources for the development, manufacture and potential commercialization of covered products. We and Biogen Idec each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec of their obligations under the agreement. The failure of Biogen Idec to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationship, or a material contractual dispute between us and Biogen Idec would have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under the collaboration will vary depending on the work performed by us and Biogen Idec in any particular reporting period.

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

Our collaborators can terminate our collaborative agreements under certain conditions, and in some cases on short notice. A collaborator may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. For example, in August 2006, following a portfolio review at Roche, Roche elected to discontinue its involvement in the development of daclizumab in treating asthma and other respiratory diseases in accordance with the terms of the collaboration agreement we had with Roche, and in November 2006, Roche elected to terminate the entire collaboration agreement. Even if a collaborator continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

Continued funding and participation by collaborators will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each collaborator’s own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

•                  the commitment of each collaborator’s management to the continued development of the licensed products or technology;

•                  the relationships among the individuals responsible for the implementation and maintenance of the development efforts; and

•                  the relative advantages of alternative products or technology being marketed or developed by each collaborator or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

Our ability to enter into new relationships and the willingness of our existing collaborators to continue development of our potential products depends upon, among other things, our patent position with respect to such products. If we are unable to successfully maintain our patents we may be unable to collect royalties on existing licensed products or enter into additional agreements.

In addition, our collaborators may independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues under our agreements with these collaborators.

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

We must attract and retain highly skilled employees in order to succeed.

To be successful, we must attract and retain qualified clinical, scientific, management and other personnel and we face significant competition for experienced personnel. If we are unsuccessful in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. The uncertainty caused by the strategic review and asset sales processes and restructuring we have recently undertaken has created anxiety among our employees. We believe this has caused attrition to increase because of employees’ uncertainty regarding the continuation of employment. We have put in place certain severance and retention programs in an effort to mitigate the number of voluntary terminations, however, our programs may not provide effective incentive to employees to stay with us.

The uncertainly may also make the recruitment of highly skilled personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring and plan to spin off our biotechnology assets may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact our future performance.

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

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007, September 30, 2007 and March 31, 2008 and our annual report on Form 10-K for the year ended December 31, 2007.

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

As we have completed the sale of our Manufacturing Assets to Genmab, we do not have the capability to manufacture any of our development-stage products. We have entered into a two-year supply agreement with Genmab that became effective upon the closing of the sale in March 2008.  If we experience supply problems with Genmab, there may not be sufficient supplies of our development-stage products for us to meet clinical trial demand, in which case our operations and results could suffer.

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

If we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our contract manufacturers’ inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

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

As part of the regulatory approval process, we or our contractors must demonstrate the ability to manufacture the pharmaceutical product to be approved. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA cGMP regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA.  Although we do not currently have any marketed products, the foregoing considerations would be important to our future selection of contract manufacturers.

The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. For example, in April 2008 the FDA made an unannounced visit to our Redwood City, California, offices to inspect our post-marketing safety surveillance practices for the commercial products we marketed and sold from March 2005 until March 2008.  At the conclusion of the week-long inspection, we received from the FDA two Inspectional Observations on Form 483, each of which we responded to in April 2008. Failure to pass an FDA inspection or timely or effectively respond to inspectional observations or otherwise adversely impact our operations.

Our collaborators, licensees and we also are subject to foreign regulatory requirements regarding the manufacture, development, marketing and sale of pharmaceutical products and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. These requirements vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing partners in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing partners from marketing potential pharmaceutical products.

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

At March 31, 2008, we had $640.5 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

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

While we believe we have sufficient funds for our anticipated operations, we will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing and regulatory approvals of product candidates currently in development, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•                  the progress, level and timing of research and development activities related to clinical trials we are conducting or that are being conducting with our collaborators, including clinical trials with respect to daclizumab and volociximab;

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from March 31, 2007 to March 31, 2008, our common stock closed as high as $27.70 per share and as low as $9.32 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

•                  initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

•                  loss of key personnel;

•                  litigation or the threat of litigation;

•                  public concern as to the safety of drugs developed by us;

•                  sales of our common stock held by collaborators or insiders; and

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.                              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, we identified a material weakness that related to ineffective controls in our financial statement close process. Specifically, we did not have a sufficient number of accounting personnel with relevant technical accounting and financial reporting expertise to effectively design and operate controls over various non-routine and estimation classes of transactions including the classification of clinical affairs expenses, the accounting for clinical trial expenses related to change orders, the accounting for asset retirement obligations related to leased facilities, the accounting for retention bonuses, the estimated forfeiture rate for the purposes of recording employee stock-based compensation, and the impairment analysis related to intangible assets. As a result of this material weakness, errors were identified by our auditors in the 2007 consolidated financial statements related to the classification of expenses between research and development expenses and general and administrative expenses, an understatement of clinical development expenses, the understatement of lease expenses, the understatement of retention bonus expenses, and stock-based compensation expense. These errors were corrected in the consolidated financial statements as of and for the year ended December 31, 2007.

We have taken steps to remediate the deficiencies that gave rise to this material weakness, including enhancing controls that had not been operating effectively and designing and implementing new controls to remediate design deficiencies within our financial statement close process. Although we have made progress towards remediation of the deficiencies giving rise to the material weakness, we do not believe that sufficient time has passed to allow for an adequate testing sample nor have we completed our testing of the new or enhanced controls.  As such, we were unable to conclude that the material weakness described above was remediated as of March 31, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                     RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 except that:

•   We added the first risk factor in this Item 1A;

•   We deleted the risk factors entitled “We may not be able to consummate the sale of our manufacturing related assets in Minnesota to GMN, Inc.” and “The process of pursuing and implementing multiple significant transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations” because the risks described in these risk factors are no longer relevant; and

•   We deleted the risk factor entitled  We may not be able to consummate the sale of our manufacturing related assets in Minnesota to GMN, Inc.” because we consummated that sale; and

•   We also revised the other risk factors listed below that are not identified in the above bullets in this Item 1A.

We have decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity, the process for which may divert the attention of our management and employees, will increase our professional services expenses, may disrupt our operations and is subject to other risks.

In April 2008, we announced that we had decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity and that we expected to complete this separation by the end of 2008.  Our ability to timely effect the Spin-off is subject to the completion of numerous tasks, including the preparation of carve-out audited financial statements for our biotechnology operations, the completion of required regulatory filings and obtaining the consent of third parties to the transfer of contractual rights to the Spin-off entity.  The failure to obtain necessary consents from third parties to the transfer of contractual rights in the Spin-off could delay or make impractical our plan to effect a Spin-off of our biotechnology assets.

The process to plan for and effect the Spin-off of our biotechnology assets will demand a significant amount of time and effort from our management and employees.  The diversion of our management’s and employees’ attention to the Spin-off process may disrupt our operations, including by adversely impacting the progress of our discovery and development efforts and our relationships with partners.

We expect to initially fund the biotechnology Spin-off with $375 million in cash.  We expect that this initial capitalization, along with potential milestone payments, non-humanization royalties and other payments under collaboration and other agreements, including the contingent consideration related to our sale of our Cardiovascular Assets, would fund the biotechnology Spin-off for approximately three years based on current operating plans.  Changes in our development or operations plans, however, could affect the initial cash funding needed to adequately capitalize the biotechnology entity.

We will incur significant expenditures for professional services in connection with our planning and implementation of the Spin-off, including for legal and accounting services.

We have ended our solicitation of interest in the Company and its assets, other than our humanization royalty stream assets, and have undertaken to restructure the Company, which could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties.

From October 2007 until March 2008, we pursued a process to solicit interest in the purchase of the Company or our key assets, including the Commercial and Cardiovascular Assets and humanization royalty stream assets. In March 2008, we announced the end of this process and that we would focus on discovering and developing innovative antibodies for cancer and immunologic diseases. In April 2008, we decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity.

In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we have eliminated approximately 120 employment positions.  We intend to eliminate approximately 130 additional employment positions over the next 12 months. Many of these positions support our provision of transition services to Otsuka, EKR and Genmab in connection with our sale of assets to these parties. We have offered these 130 transition employees and the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption, anxiety and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations and adversely impact our ability to perform the transition services we are obligated to perform for Otsuka, EKR and Genmab.

This disruption and uncertainty may also make the recruitment of key personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact our future performance or our plans for the timing of future transactions.

Our restructuring efforts may continue to divert the attention of our management and employees away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will succeed, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring plans or that we will successfully spin off our biotechnology assets.

In addition, employees whose positions we will eliminate in connection with this reduction may seek employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot provide assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment.

Our revenues, expenses and operating results will likely fluctuate in future periods.

Our revenues and revenue growth have varied in the past and will likely continue to fluctuate considerably from quarter to quarter and from year to year. As a result, our revenues in any period may not be predictive of revenues in any subsequent period. In particular, because we have divested the Commercial and Cardiovascular Assets, sales of which constituted 40% and 44% of our total revenues (including discontinued operations) in 2006 and 2007, respectively, we expect our revenues to decline significantly in the near term. Antibody humanization royalties constituted 74% and 85% of our revenues from continuing operations in 2006 and 2007, respectively. We continue to evaluate the possible sale or securitization of our antibody humanization royalties, either before or after our planned Spin-off of our biotechnology assets, and distribution of proceeds from such a sale or securitization to stockholders.  Any sale of our antibody humanization royalties would decrease our revenue while a securitization of our antibody humanization royalties would increase our expenses as we would become obligated to make periodic principal and interest payments.  Our antibody humanization royalty revenues, even after any potential sale or securitization, may be unpredictable and fluctuate since they depend upon:

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

Additionally, our master patent license agreement with Genentech provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above the net sales thresholds. As a result, Genentech’s average annual royalty rate declines as Genentech’s U.S.-based Sales increase. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, is higher than the average royalty rate for following quarters and is lowest in the first calendar quarter when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter of each year, which would be for Genentech’s sales from the fourth calendar quarter from the preceding year, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to Genentech’s royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in future periods.

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

Our antibody humanization patents, which are of significant value to us, are being challenged and a successful challenge or refusal to take a license could limit our future revenues.

Our Queen patents are of significant value to us. Royalty revenues received under agreements for the license of rights under our Queen patents accounted for 82% of revenues from continuing operations in 2005, 74% of revenues from continuing operations in 2006 and 85% of revenues from continuing operations in 2007. We expect that these royalty revenues will constitute the vast majority of our revenues now that we have completed the divestiture of the commercial products. We expect that we will continue to experience aggregate royalty revenue growth based on the assumed continued growth in aggregate product sales underlying our royalty revenues and that these royalty revenues will continue to represent the majority of our total revenues until our Queen patents expire in 2014.  We continue to evaluate the possible sale or securitization of our antibody humanization royalties, either before or after our planned Spin-off of our biotechnology assets, and distribution of the proceeds from such a sale or securitization to stockholders.  Any sale of our antibody humanization royalties would decrease our revenue while a securitization of our antibody humanization royalties would increase our expenses as we would become obligated to make periodic principal and interest payments.

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

ITEM 6.                              EXHIBITS

*10.1	Stock Option Agreement between the Company and L. Patrick Gage effective November 16, 2007

*10.2	Notice of Option Grant for L. Patrick Gage effective November 16, 2007

*10.3	Offer Letter between the Company and Dr. Mark McCamish effective February 16, 2007

*10.4	Offer Letter between the Company and Jaisim Shah effective July 18, 2000

10.5	Asset Purchase Agreement between the Company and EKR Therapeutics, Inc. dated February 4, 2008†

10.6	Asset Purchase Agreement between the Company and GMN, Inc. dated February 21, 2008†

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

Dated: May 12, 2008

PDL BIOPHARMA, INC.
(Registrant)

/s/ L. Patrick Gage
L. Patrick Gage
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb C. Cross
Herb C. Cross
Corporate Controller
(Principal Accounting Officer)