Form 10-Q
period 2008-06-30
PDL BIOPHARMA, INC.
filed 2008-08-11
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19756

PDL BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3023969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 Seaport Blvd

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

As of August 4, 2008, there were 119,421,847 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark, and Nuvion®. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Royalties	$104,686	$79,842	$154,641	$128,437
License, collaboration and other	7,207	9,215	14,581	19,476
Total revenues	111,893	89,057	169,222	147,913

Costs and expenses:
Research and development	40,400	56,038	88,081	104,129
General and administrative	16,582	16,021	37,025	28,015
Restructuring charges	2,997	1,585	8,626	1,585
Asset impairment charges	263	5,016	3,784	5,016
Gain on sale of assets	—	—	(49,671)	—
Total costs and expenses	60,242	78,660	87,845	138,745
Operating income	51,651	10,397	81,377	9,168
Interest and other income, net	4,468	4,931	9,335	9,963
Interest expense	(3,986)	(3,427)	(7,975)	(6,984)
Income from continuing operations before income taxes	52,133	11,901	82,737	12,147
Income tax expense	1,364	385	2,367	413
Income from continuing operations	50,769	11,516	80,370	11,734
Discontinued operations, net of income taxes	(16,837)	(606)	(108,313)	(11,429)
Net income (loss)	$33,932	$10,910	$(27,943)	$305

Income (loss) per basic share
Continuing operations	$0.43	$0.10	$0.68	$0.10
Discontinued operations	(0.14)	(0.01)	(0.92)	(0.10)
Net income (loss) per basic share	$0.29	$0.09	$(0.24)	$0.00

Income (loss) per diluted share
Continuing operations	$0.35	$0.10	$0.55	$0.10
Discontinued operations	(0.11)	(0.01)	(0.71)	(0.10)
Net income (loss) per diluted share	$0.24	$0.09	$(0.16)	$0.00

Shares used to compute income (loss) per basic and diluted share

Shares used to compute basic income (loss) per share	118,827	116,087	118,176	115,595
Shares used to compute diluted income (loss) per share	152,455	119,816	152,056	118,400

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$461,609	$340,634
Restricted cash	15,005	25,005
Marketable securities	13,819	71,880
Accounts receivable, net of allowances of $0 million $17.7 million as of June 30, 2008 and December 31, 2007, respectively	—	5,163
Assets held for sale	—	269,390
Prepaid and other current assets	12,580	8,362
Total current assets	503,013	720,434
Long-term restricted cash	3,269	3,269
Land, property and equipment, net	130,863	330,746
Goodwill	—	81,724
Other intangible assets, net	8,232	9,056
Deferred tax asset	—	38,319
Other assets	8,734	8,644
Total assets	$654,111	$1,192,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,862	$8,893
Accrued compensation	16,500	27,222
Royalties payable	—	5,967
Other accrued liabilities	36,631	33,838
Deferred revenue	8,196	7,171
Deferred tax liability	—	38,319
Current portion of other long-term debt	777	678
Total current liabilities	63,966	122,088
Convertible notes	499,998	499,998
Long-term deferred revenue	25,988	27,647
Other long-term liabilities	37,059	34,849
Total liabilities	627,011	684,582
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,422 and 117,577 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,194	1,176
Additional paid-in capital	645,661	1,098,251
Accumulated deficit	(619,290)	(591,345)
Accumulated other comprehensive loss	(465)	(472)
Total stockholders’ equity	27,100	507,610
Total liabilities and stockholders’ equity	$654,111	$1,192,192

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(27,943)	$305
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge	3,785	5,016
Depreciation	12,763	14,687
Amortization of convertible notes offering costs	1,172	1,172
Amortization of intangible assets	824	17,566
Loss on sale of assets, net	14,897	—
Stock-based compensation expense	8,429	9,376
Loss on disposal of equipment	150	858
Tax benefit from stock-based compensation arrangements	30,372	255
Excess tax benefit from stock-based compensation	(29,709)	—

Changes in assets and liabilities:
Accounts receivable, net	17,200	5,716
Interest receivable	258	(359)
Inventories	—	(5,368)
Other current assets	(6,706)	(1,956)
Other assets	573	(271)
Accounts payable	(7,030)	6,908
Accrued liabilities	(14,886)	(2,198)
Other long term liabilities	5,835	175
Deferred tax liabilities	—	—
Deferred revenue	(2,470)	(5,988)
Total adjustments	35,457	45,589
Net cash provided by operating activities	7,514	45,894
Cash flows from investing activities:
Purchases of marketable securities	(292)	(65,887)
Maturities of marketable securities	58,066	92,942
Maturities of restricted securities	—	—
Maturities of note receivable	—	—
Sale of Commercial and Cardiovascular Assets	272,945	—
Sale of Manufacturing Assets	236,560	—
Sale of intangible assets	—	—
Purchase of property and equipment	(2,434)	(53,737)
Transfer from (to) restricted cash	10,000	(10,005)
Net cash provided by (used in) investing activities	574,845	(36,687)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	15,631	18,720
Dividend paid	(506,382)	—
Excess tax benefit from stock-based compensation	29,709	—
Payments on other long-term debt	(342)	(1,529)
Net cash provided by (used in) financing activities	(461,384)	17,191
Net increase in cash and cash equivalents	120,975	26,398
Cash and cash equivalents at beginning of the period	340,634	179,009
Cash and cash equivalents at end the period	$461,609	$205,407

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biotechnology company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. The technology subject to these licensing agreements has contributed to the development by our licensees of 10 marketed products. Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases. We currently have several investigational compounds in clinical development for oncology or immunologic diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec). We began marketing and selling acute-care products in the hospital setting in the United States, Canada and other international markets in March 2005 in connection with our acquisitions of ESP Pharma, Inc. and the rights to Retavase®. In March 2008, we sold the rights to our Cardene®, Retavase and IV Busulfex® commercial products and our ularitide development-stage cardiovascular product (together, the Commercial and Cardiovascular Assets). As a result, the results of the Commercial and Cardiovascular Operations segment, which operations are comprised of those related to the Commercial and Cardiovascular Assets, are presented as discontinued operations.   Discontinued operations are reported as a component within the Consolidated Statement of Operations separate from income from continuing operations.  For further details and discussion of discontinued operations, see Note 6.  Also in March 2008, we sold our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assigned certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets).  For further details and discussion of this transaction, see Note 7.

Basis of Presentation

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us with respect to this product in our first and second quarters than in other quarters since we generally recognize royalty revenue in the quarter subsequent to sales by our licensees.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of our wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Reclassifications

We have reclassified certain idle facilities costs related to one of our Plymouth, Minnesota facilities from research and development expenses to restructuring expenses for the second quarter of 2007 to conform with the current presentation of restructuring-related costs. The impact of this reclassification decreased research and development expenses and increased restructuring expenses for the second quarter of 2007 by $1.6 million.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We are required to adopt EITF 07-1 on or before January 1, 2009.  We expect that we will change the presentation of our collaboration revenues and expenses upon the adoption of EITF 07-1, resulting in lower collaboration revenues and lower research and development expenses. However, the adoption will not affect our net income (loss) or our financial condition.

Customer Concentration

The following table summarizes revenues from our licensees which individually accounted for 10% or more of our total revenues from continuing operations for the three and six months ended June 30, 2008 and 2007 (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Licensees
Genentech	74%	69%	66%	64%
MedImmune	15%	18%	20%	21%

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)) for employees and directors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Research and development	$1,388	$2,043	$3,025	$4,622
General and administrative	629	942	2,849	2,222
Discontinued operations	263	1,126	2,554	2,487
Total stock-based compensation expense	$2,280	$4,111	$8,428	$9,331

Stock-based compensation expense for the three and six months ended June 30, 2008 included stock option modification charges totaling $0.7 million and $4.5 million, respectively. These stock option modification charges related to accelerated vesting and extended exercise periods for certain stock options provided in connection with the termination of certain employees. The majority of the stock option modification charges related to the termination of certain employees as a result of the sale of the Commercial and Cardiovascular Assets and, as a result, a portion of such costs are reflected within discontinued operations.

Stock Option Activity

A summary of our stock option activity for the period is presented below:

(in thousands)	Number of	Weighted-Average
	Shares	Exercise Price

Outstanding as of December 31, 2007	14,956	$19.85
Granted	194	$12.15
Exercised	(1,775)	$8.26
Forfeited	(4,037)	$20.81
Outstanding as of June 30, 2008	9,338	$20.56

Exercisable as of June 30, 2008	6,731	$21.26

In April 2008, we declared a special cash dividend of $4.25 per share, payable to each holder of our common stock as of May 5, 2008.  In accordance with the 2005 Equity Incentive Plan (2005 Plan), the exercise price of all options outstanding under the 2005 Plan was decreased to adjust for the impact of this special dividend.  As of May 5, 2008, there were approximately 2.0 million shares outstanding under the 2005 Plan with original exercise prices ranging from $11.41 to $32.49, all of which were decreased by $4.25 to adjust for the cash dividend.  See Note 5 for further details regarding the cash dividend.

Total unrecognized compensation cost related to unvested stock options outstanding as of June 30, 2008, excluding forfeitures, was $31 million, which we expect to recognize over a weighted-average period of 2.6 years.

Restricted Stock Activity

A summary of our restricted stock activity for the period is presented below:

	Restricted Stock
		Weighted-
		average
	Number of	grant-date
(in thousands, except for per share amounts)	shares	fair value
Unvested at December 31, 2007	208	$20.33
Awards granted	23	$11.49
Awards vested	(4)	$25.81
Awards forfeited	(61)	$20.93
Unvested at June 30, 2008	166	$18.76

Total unrecognized compensation cost related to unvested restricted stock outstanding as of June 30, 2008, excluding potential forfeitures, was $3.1 million, which we expect to recognize over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan (ESPP)

Stock-based compensation expense recognized in connection with our ESPP for the three-month periods ended June 30, 2008 and 2007 was $0 and $0.4 million, respectively, and such expense for the six-month periods ended June 30, 2008 and 2007 was $0.3 million and $0.8 million, respectively.

3. Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income (loss) per share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes due 2012 (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes due 2023 (the 2003 Notes), including both the effect on interest expense and the inclusion of the underlying shares using the if-converted method.  For the three and six months ended June 30, 2007, we also included the release of the contingent shares remaining in escrow from the ESP Pharma, Inc acquisition, prior to their release from escrow in April 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Numerator
Income from continuing operations used to compute basic income per share from continuing operations	$50,769	$11,516	$80,370	$11,734
Add back interest expense for convertible notes, net of estimated tax	1,915	—	3,830	—
Income used to compute diluted income per share for continuing operations	$52,684	$11,516	$84,200	$11,734
Denominator
Total weighted-average shares used to compute basic income (loss) per share	118,827	116,087	118,176	115,595
Effect of dilutive stock options	125	3,503	377	2,437
Assumed release of common stock in escrow	—	134	—	309
Restricted stock outstanding	—	54	—	39
ESPP withholdings	—	38	—	20
Assumed conversion of convertible notes	33,503	—	33,503	—
Shares used to compute diluted income per share from continuing operations	152,455	119,816	152,056	118,400

We excluded from our earnings per share calculation 10.6 million and 11.6 million shares for the three and six months ended June 30, 2008, respectively, and 4.2 million and 7.1 million shares, for the three months and six months ended June 30, 2007, respectively, relating to outstanding stock options and restricted stock as such amounts would have been antidilutive.  Although we generated net income for the three and six months ended June 30, 2007, we did not include the effect of the assumed conversion of the 2005 Notes the 2003 Notes, including both the effect on interest expense and the inclusion of the underlying shares, as it would have been anti-dilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities and the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$33,932	$10,910	$(27,943)	$305
Other comprehensive loss:
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(112)	89	(30)	328
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	19	21	37	43
Total comprehensive income (loss)	$33,839	$11,020	$(27,936)	$676

5. Cash Dividend

In April 2008, we declared a special cash dividend of $4.25 per share (the Dividend), payable to each holder of our common stock as of May 5, 2008 (the Record Date).  We paid $506.4 million of the Dividend in May 2008 using proceeds from the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets.  In addition to the $506.4 million paid in May 2008, we recorded an additional $0.6 million as a dividend payable related to future distributions of the Dividend to holders of unvested restricted stock awards, which amount would be paid upon the vesting of these equity awards.

In connection with the Dividend, the conversion rates for the 2003 Notes and the 2005 Notes were adjusted, effective May 6, 2008, based on the amount of the Dividend and the trading price of our common stock in certain periods pursuant to the terms of the applicable indenture.  For the 2023 Notes, the conversion rate increased from 49.6618 shares of common stock per $1,000 principal amount of notes to 72.586 shares of common stock per $1,000 principal amount of notes.  For the 2012 Notes, the conversion rate increased from 42.219 shares of common stock per $1,000 principal amount of notes to 61.426 shares of common stock per $1,000 principal amount of notes.

6. Discontinued Operations

In 2007, we publicly announced our intent to seek to divest certain portions of our operations and potentially to sell the entire Company.  In the fourth quarter of 2007, we decided to pursue a sale of the Commercial and Cardiovascular Assets on a discreet basis and, as a result, we classified the Commercial and Cardiovascular Assets, excluding goodwill, as ‘held for sale’ in our Consolidated Balance Sheet as of December 31, 2007.  As we will not have significant or direct involvement in the future operations related to the Commercial and Cardiovascular Assets, we have presented the results of the Commercial and Cardiovascular Operations as discontinued operations in the Consolidated Statement of Operations for the current and comparative periods in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). As of December 31, 2007, goodwill related entirely to the Commercial and Cardiovascular Operations.

In March 2008, we closed the sales of the Commercial and Cardiovascular Assets. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR) in March 2008. In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85.0 million, $6.0 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement includes contingent consideration of up to $85.0 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.

We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets during the first quarter of 2008. This loss was comprised of the total upfront consideration from the sales of the Commercial and Cardiovascular Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

In connection with the sale of the Commercial and Cardiovascular Assets, we entered into agreements with both Otsuka and EKR to provide certain transition services.  We expect to provide these transition services to Otsuka and EKR through 2008 and mid-2009, respectively.  Any fees or cost reimbursements received for transition services are reflected as discontinued operations.

The results of our discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net revenues	$375	$48,962	$39,734	$98,089
Total costs and expenses (1)	(5,188)	(49,428)	(107,995)	(109,342)
Income tax expense (2)	(12,024)	(140)	(40,052)	(176)
Loss from discontinued operations	$(16,837)	$(606)	$(108,313)	$(11,429)

(1)          Included within total costs and expenses for the three and six months ended June 30, 2008 is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR.  At the time of sale, the likelihood of such reimbursements being required was not deemed probable and therefore no liability was initially recorded.

(2)          Income tax expense attributable to our discontinued operations during the six months ended June 30, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets.  Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.  In addition, the tax basis in the Commercial and Cardiovascular Assets was less than the book value recorded for financial reporting purposes.  Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of the Commercial and Cardiovascular Assets.  The income tax payable attributable to our discontinued operations for the second quarter of 2008 was $5.4 million. The $34.6 million difference between the income tax payable and the income tax expense represents the tax benefit of certain tax deductions in connection with stock-based compensation, and such difference has been credited to additional paid-in capital. The tax expense allocated to discontinued operations during the six months ended June 30, 2008 was determined by subtracting from the year-to-date provision for the total company the year-to-date provision for continuing operations.

Commercial Restructuring

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we likely would eliminate in connection with the transactions (the Commercial Employees).  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during the first quarter of 2008 which was included within discontinued operations.  Our liability was $0.2 million at the end of the second quarter of 2008, and we expect to pay all amounts by the end of the third quarter of 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting of up to 25% of the original grant amount upon termination of such employees, if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During the three and six months ended June 30, 2008, we recognized $0.3 million and $3.6 million, respectively, of stock based compensation expense related to such modification.

7. Sale of Manufacturing Assets

In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240 million.  Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab will each provide transition services to the other over a maximum period of 12 months, or through March 2009. In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction.  Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010, and we have minimum purchase commitments of approximately $21.6 million for a certain number of production lots by the end of 2009.

8. Restructuring and Other Charges

Company-wide Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in March 2008 we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions during the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees).  All impacted employees were notified in March 2008.  Subsequent to the completion of the restructuring, we expect to have approximately 300 employees.

Employees terminated in connection with the restructuring are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  We are recognizing severance charges for Transition Employees over their respective estimated service periods.  During the three and six months ended June 30, 2008, we recognized restructuring charges of $2.9 million and $8.4 million, respectively, consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.  These restructuring charges include those employees terminated immediately as well as the Transition Employees.

Facilities Related Restructuring

During the third quarter of 2007, we initiated our move from Fremont, California to our current location in Redwood City, California. In connection with this move, we ceased use of a portion of our leased property in Fremont, California and, as a result, we recognized idle facilities charges during 2007. The leases on these facilities terminated at the end of first quarter of 2008, and all related obligations were fully paid by June 30, 2008.

During the second quarter of 2007, we ceased use of one of our leased facilities in Plymouth, Minnesota. We recognized idle facilities charges, classified as restructuring expenses during the second quarter of 2007, of $1.6 million related to this facility. We expect to pay all obligations accrued relating to the lease by the end of the first quarter of 2009.

During the fourth quarter of 2007, we ceased use of a second facility in Plymouth. However, in connection with the sale of our Manufacturing Assets, Genmab assumed our obligations under the lease for this facility in March 2008.

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at June 30, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges *	8,425	201	8,626
Payments	(5,146)	(1,709)	(6,855)
Balance at June 30, 2008	$3,690	$404	$4,094

* Excludes restructuring charges for employees terminated in connection with the sale of the Commercial and Cardiovascular Assets as those amounts are reflected as part of discontinued operations.  See Note 6 for further information.

Other Charges

In connection with our restructuring efforts, we have offered, and we continue to offer, retention bonuses and other incentives to two employee groups: (1) ongoing employees that we hope to retain after the restructuring, and (2) Transition Employees that we hope to retain through a transition period.  This is in addition to the retention programs that we implemented during the fourth quarter of 2007, under which we recognized $1.1 million in expenses in 2007.  We are recognizing the expenses for these retention programs over the period from the respective dates the programs were approved through the estimated service period for Transition Employees or until the expected pay-out date for ongoing employees.  We recognized $3.4 million and $6.0 million in expenses under these retention programs during the three and six months ended June 30, 2008, respectively, which have been classified as research and development expenses and general and administrative expenses in the financial statements.  As of June 30, 2008, we had accrued $5.7 million related to these retention bonuses, which is included in accrued compensation on the Condensed Consolidated Balance Sheet.

9. Asset Impairment Charges

Total asset impairment charges recognized in continuing operations for the three months ended June 30, 2008 and 2007 were $0.3 million and $5.0 million, respectively.  The $0.3 million charge recognized during the second quarter of 2008 represented the cost of an information technology project that was terminated and which had no future benefit to us as a result of our restructuring activities. The $5.0 million charge recognized during the second quarter of 2007 related to two buildings that comprised part of our prior corporate headquarters in Fremont, California. On June 30, 2007, management committed to a plan to sell these two buildings and, based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007.  We recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

Asset impairment charges recognized in continuing operations for the six months ended June 30, 2008 and 2007 were $3.8 million and $5.0 million, respectively.  The $3.8 million charge recognized during the first half of 2008 primarily represented the costs of certain research equipment that is expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us, in each case, as a result of our restructuring activities. The $5.0 million impairment charges related to the impairment of our former Fremont, California facilities, as discussed above.

10. Non-Monetary Transaction

In January 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech Corp. (Ophthotech), a privately held company, for an anti-angiogenesis antibody to treat Age-Related Macular Degeneration (AMD). Under the terms of the agreement, we and Biogen Idec have granted Ophthotech worldwide development and commercial rights to all ophthalmic uses of volociximab (M200). In addition, we and Biogen Idec have an obligation to supply both clinical and commercial M200 product to Ophthotech.  In connection with this agreement, we received an equity position in Ophthotech, and we are entitled to receive a combination of development and commercial milestone payments and royalties on future product sales.

We have estimated the fair value of the nonmarketable equity instruments received based predominately upon the price of similar Ophthotech equity instruments that Ophthotech had recently sold to independent parties for cash consideration.  Based on this approach, we have estimated the fair value of our equity position to be $1.8 million, which is included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2008.

For the purposes of revenue recognition, we are treating the grant of the license and the manufacturing obligation to provide M200 product to Ophtotech as a single unit of accounting.  Because we were, and we continue to be, unable to estimate the time period over which we are obligated to supply the M200 product, we have not recognized any revenue under the agreement.  The fair value of the consideration that we received from Ophthotech continues to be classified as long-term deferred revenue as of June 30, 2008. We do not intend to recognize any revenue related to this agreement until we are able to reasonably estimate the date at which our obligations will end.

11. Restricted Cash

As of June 30, 2008 and December 31, 2007, we had a total of $18.3 million and $28.3 million, respectively, of restricted cash. As of June 30, 2008 and December 31, 2007, $15.0 million and $25.0 million, respectively, of the restricted cash supported letters of credit on which our landlord and construction contractor could draw if we did not fulfill our obligations with respect to the construction of our leasehold improvements to our Redwood City, California, facility. All of the work underlying the $15 million letter of credit that was outstanding at June 30, 2008 has been performed, and the construction contractor is no longer able to draw on the letter of credit. The remaining $3.3 million of long-term restricted cash supports letters of credit serving as a security deposit for obligations under our Redwood City leases.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Consulting and services	$9,693	$10,110
Accrued clinical and pre-clinical trial costs	5,245	6,314
Restructuring accruals	4,294	2,322
Accrued income taxes	4,912	1,357
Accrued interest	4,434	4,453
Construction in progress	—	2,288
Other	8,053	6,994
Total	$36,631	$33,838

13. Income Taxes

Income tax expense attributable to our continuing operations during the three and six months ended June 30, 2008 was $1.4 million and $2.4 million, respectively, which was related primarily to federal and state alternative minimum taxes as well as foreign taxes on income earned by our foreign operations.  As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet as of June 30, 2008.

The income tax expense for our continuing operations was $0.4 million for the three and six months ended June 30, 2007, which was related primarily to federal and state alternative minimum taxes and foreign taxes on income earned by our foreign operations.

During the three months ended June 30, 2008 we recorded an $8.3 million increase in our liabilities related to prior year uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.” This increase is a result of the Company refining its position for prior year uncertain tax positions.  We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

14. Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require any new fair value measurements in GAAP. FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received if we were to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•                  Level 1—quoted prices in active markets for identical assets and liabilities

•                  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•                  Level 3—unobservable inputs

At June 30, 2008, we determined the fair values of our financial assets using Level 1 and Level 2 inputs, as reflected in the table below:

(in thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$284,506	$—	$—	$284,506
Securities of U.S. Government sponsored entities maturing within one year	—	158,230	—	158,230
Corporate securities maturing within one year	—	19,998	—	19,998

Total financial assets measured on a recurring basis	$284,506	$178,228	$—	$462,734

The following table presents the classification of our financial assets on our Consolidated Balance Sheet as of June 30, 2008:

(in thousands)
Cash and cash equivalents	$449,692
Short term marketable securities	13,042
Total financial assets	$462,734

We have excluded from the tables above $0.8 million of accrued interest, which has been recorded as part of marketable securities, and $11.9 million of cash, which is included in the cash and cash equivalents caption, in the Consolidated Balance Sheet.

15. Subsequent Events

In August 2008, EKR received from the U.S. Food and Drug Administration (FDA) approval for a pre-mixed bag formulation of nicardipine hydrochloride.  Under the terms of the purchase agreement with EKR, we are entitled to a $25 million milestone payment from EKR as a result of this approval.

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

During the period from March 2005 through early March 2008, we marketed and sold acute-care products in the hospital setting in the United States and Canada. We acquired the rights to three of these products, Cardene IV®, IV Busulfex® and Retavase®, which are non-antibody-based products, in connection with our acquisitions of ESP Pharma, Inc. as well as the rights to Retavase in March 2005. We subsequently acquired the rights to Cardene SR® in September 2006. These commercial products (together, the Commercial and Cardiovascular Assets) and the related operations (the Commercial and Cardiovascular Operations) were fully divested during the first quarter of 2008. We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets, which is presented within discontinued operations, during the six months ended June 30, 2008.

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

Also during March 2008, in an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees).  We offered these 130 Transition Employees and the approximately 300 employees that we expect to retain after the restructuring, retention bonuses and other incentives to encourage these employees to stay with the Company until the Spin-off of our biotechnology assets (see below) or with the Spin-off company after the separation transaction.  In connection with this overall restructuring effort, we expect to incur significant transition-related expenses through March 2009, a portion of which will be recognized as restructuring charges.

In April 2008, we announced our intent to spin off our biotechnology assets and related operations (the Biotechnology Business) into a separate publicly traded entity apart from our antibody humanization royalty assets (the Spin-off) by the end of 2008.  In the event that the Spin-off does occur, we expect to retain the rights to antibody humanization royalty revenues from all current and future licensed products and plan to distribute this income to our stockholders, net of any operating expenses, debt service and income taxes.  Subsequent to the potential Spin-off, we plan to have only a nominal number of employees to support our intellectual properties, manage our related licensing operations and provide for certain essential reporting and management functions of a public company.  In connection with this process, we expect to cause a wholly owned subsidiary to file a registration statement on Form 10 with the Securities and Exchange Commission (SEC) subsequent to the filing of this Form 10-Q.  We would transfer our biotechnology assets to this wholly owned subsidiary at the time of the Spin-off.  Assuming the Spin-off does occur, we expect to capitalize the new biotechnology Spin-off company with approximately $375 million in cash at the completion of the Spin-off transaction, which amount will be increased by any milestone or similar payments received by PDL on or prior to the spin-off date related to the Biotechnology Business.  We expect that this initial capitalization, as well as future payments from our collaboration agreement with Biogen Idec and from the asset purchase agreement with EKR, each of which is being assigned to the Biotechnology Business,  would fund the biotechnology Spin-off’s operations and working capital requirements for approximately three years after the closing of the Spin-off based on current operating plans.  While we pursue the Spin-off, we continue to explore the possible sale or securitization of all or part of our antibody humanization royalty assets.  We plan to continue to pursue both the Spin-off and a potential royalty assets monetization transaction in parallel.  As the Company’s goal is to separate its biotechnology assets from its antibody humanization royalty assets, a royatly transaction could be in lieu of the Spin-off.

In April 2008 we declared a special cash dividend of $4.25 per share of common stock (the Dividend), which was paid in May 2008 using the proceeds from the sale of the Commercial and Cardiovascular Assets and the Manufacturing Assets. Based on the total shares outstanding as of the May 5, 2008 record date, the total Dividend is expected to be $507.0 million, of which $506.4 million was paid in May 2008.  The remaining $0.6 million unpaid portion of the Dividend relates to the Dividend payable on employee restricted stock awards that were unvested as of the date of the Dividend and would be paid to employees when and if they vest in the underlying restricted stock awards.

In August 2008, EKR Therapeutics, Inc., which acquired certain of our Commercial and Cardiovascular Assets, received approval from the U.S. Food and Drug Administration (FDA) for a pre-mixed bag formulation of nicardipine hydrochloride.  Under the terms of the purchase agreement with EKR, we are entitled to a $25 million milestone payment from EKR as a result of this approval.

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

Research and Development Programs

We have several investigational antibody-based compounds in various stages of development for cancer and immunologic diseases, two of which we are developing in collaboration with Biogen Idec. The table below lists various investigational compounds for which we are pursuing development activities either on our own or in collaboration. Not all clinical trials for each product candidate are listed below. As part of our transition services agreement with EKR, which purchased the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets in March 2008, we continue to provide research and development services for certain life cycle management activities for Cardene.  Under this agreement, EKR reimburses us for all costs and expenses incurred in connection with these activities, all of which have been reflected as discontinued operations.  As this is no longer an on-going PDL-sponsored program, we have excluded Cardene from the table below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” in this Quarterly Report.

Phase of
Product Candidate	Description/Indication	Development	Collaborator

Daclizumab	Asthma	Phase 2b program being evaluated	—

	Multiple sclerosis	Phase 2	Biogen Idec

	Transplant maintenance	Phase 2 program being evaluated	—

Volociximab (M200)	Solid tumors	Phase 2	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1	—
PDL192	Solid tumors	Phase 1	—
PDL241	Immunologic deseases	Preclinical	—
Other preclinical research candidates	Onclogy/Immunology	Multiple candidates under evaluation	—

Daclizumab.    Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body.

Daclizumab in Multiple Sclerosis:

We and our partner, Biogen Idec, are currently testing daclizumab as a monotherapy for relapsing multiple sclerosis in a phase 2 study.  In 2007, we and Biogen Idec announced that the CHOICE trial, a phase 2, randomized, double-blind, placebo-controlled trial of daclizumab conducted in 270 patients, met its primary endpoint in relapsing MS patients being treated with interferon beta.  These data showed daclizumab administered at 2 mg/kg every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone. We and Biogen Idec continue to evaluate the results of the CHOICE study to help further inform the development of daclizumab for multiple sclerosis.

In the first quarter of 2008, we and Biogen Idec initiated a phase 2 monotherapy trial of daclizumab, the SELECT trial, to advance the overall clinical development program in relapsing MS.  This trial is currently ongoing.  Results of this study will further guide the potential later stage development of daclizumab in which we anticipate Biogen Idec will play a lead role, leveraging their experience in the commercialization of treatments for multiple sclerosis.

Daclizumab in Asthma:

We have previously conducted a double-blind placebo controlled clinical trial for daclizumab in patients with moderate to severe asthma. This study demonstrated a statistically significant benefit in the primary and several secondary endpoints encouraging us to continue to pursue this indication. We are currently proposing additional testing for daclizumab in this area and we are in the process of outlining an appropriate development plan in discussions with the FDA.

Daclizumab in Transplant Maintenance:  A potential extension of daclizumab clinical use is in transplant maintenance. Data from various studies have suggested a role for daclizumab in this indication, and we are evaluating opportunities and next steps for this program.

Daclizumab is the active component of the approved drug Zenapax, which has been marketed worldwide by Hoffmann La-Roche (Roche) for acute transplant rejection.

Volociximab (M200).    Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

We believe that volociximab may have potential in treating a range of solid tumors and that its role in angiogenesis may also aid in the treatment of age related macular degeneration (AMD).  Currently, we have a worldwide strategic development partnership with Biogen Idec for volociximab in oncology, and, with them, we have an out-licensing agreement with Ophthotech Corporation for its development in AMD.

Volociximab in Solid Tumors:  We and our partner, Biogen Idec, are currently investigating volociximab in various open-label clinical trials in patients with advanced solid tumors. This includes phase 1-2 and phase 1 clinical trials in ovarian and non-small cell lung cancer.  Previously, we had conducted studies of voloxicimab in third-line ovarian cancer, pancreatic cancer, renal cell carcinoma and melanoma. These data and associated analyses have contributed to our understanding of the mechanism and safety profile of voloxicimab, and we are applying this knowledge to our ongoing programs.  We plan to continue to evaluate the data from our ongoing studies in ovarian and non-small cell lung cancer and collaborate with Biogen Idec on the future development plans for this antibody.

Volociximab in Eye Disorders:  We and Biogen Idec have licensed voloxicimab for ophthalmic indications to Ophthotech for various milestones and eventual royalties on potential product sales.

Elotuzumab (HuLuc63).    Elotuzumab is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal human cells. Based upon preclinical studies elotuzumab may also induce anti-tumor effects through antibody-dependent cellular cytotoxicity (ADCC) activity on myeloma cells.  Elotuzumab is currently in phase 1 clinical studies as both a monotherapy in relapsed refractory patients and combination therapy as a second line treatment in patients with multiple myeloma.  We have previously published early results from the ongoing monotherapy study reflecting early pharmacokinetic (PK) and tolerance data. We also published strong preclinical data supporting the use of elotuzamab in combination with other agents.  In July 2008, we initiated a phase 1 combination trial of elotuzumab with Revlimid® (lenalidomide) in patients with multiple myeloma. Two additional trials are ongoing, one of elotuzumab in combination with Velcade® (bortezomib) and a second trial of elotuzumab as a monotherapy in this same patient population.

Preclinical data from our elotuzumab program are suggestive of the anitibody’s biologic activity.  Our scientific rationale supporting the development of this antibody includes potent reduction of human multiple myeloma tumors in animal models, destruction of multiple myeloma cells directly from patients, and an extensive analysis of the target for elotuzumab, CS1, which is highly expressed in almost all cases of multiple myeloma independent of stage of prior therapy.

PDL192.    PDL192 is a humanized monoclonal antibody that binds to the TWEAK (tumor necrosis factor-like weak inducer of apoptosis) receptor (TweakR), also known as Fn14 or TNFRSF12A, a cell surface protein with homology to the family of tumor necrosis factor (TNF) receptors. PDL192 appears to have dual mechanisms of action, where the binding to the target results in a biological signal detrimental to the cancer cell.  In addition, PDL192 may be able to recruit the immune system to also mediate ADCC activity to help destroy the tumor. Our scientists have demonstrated that TweakR is over-expressed in a number of solid tumor indications including pancreatic, colon, lung, renal, breast and head and neck cancers, and ongoing scientific work will help prioritize those tumors for therapeutic testing.  In preclinical studies, PDL192 also has been shown to significantly inhibit tumor growth of various models of human cancer in mice. We filed the IND for PDL192 in the second quarter of 2008 and have initiated a phase 1 dose escalation program in solid tumors.

PDL241.    PDL241 is a novel humanized monoclonal antibody that we believe may have potential in immunologic diseases.  We are currently conducting preclinical toxicology and IND-enabling studies for this lead preclinical candidate which we hope to advance into the clinic.  Preclinical data including its target and potential mechanism will be made available in conjunction with any future IND filing for this antibody.

Preclinical research candidates.    We are currently evaluating a series of discovery-stage antibody and target combinations, as well as multiple next-generation antibodies, for their suitability to progress into the clinic. Our goal is to continue to characterize a pool of novel and next generation antibodies, from which we can advance the most promising candidates into clinical development.

Technology Outlicense Agreements

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The 10 humanized antibody products listed below are currently approved for use by the FDA and are licensed under our patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin™
Herceptin®
Xolair®
Raptiva®
Lucentis®
MedImmune, Inc. (a subsidiary of AstraZeneca)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri®
UCB Group	Cimzia® (1)
Roche	Zenapax® (2)

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

Collaborative and Strategic Agreement

We have a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. Under our collaboration agreement with Biogen Idec, we share equally the costs of all development activities. This agreement requires each party to undertake extensive efforts in support of the collaboration and requires the performance of both parties to be successful. We anticipate recognizing an increasing amount of revenue and expenses as we progress with this collaboration.

We continue to actively evaluate potential opportunities to partner certain programs with or out-license certain of our technologies to other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration or other agreements in the future.

Summary of Second Quarter of 2008

In the second quarter of 2008, we recognized revenues from continuing operations of $111.9 million, a 26% increase from $89.1 million in the comparable period in 2007. Our revenue growth was driven by increases in royalties, primarily due to higher royalties related to our license agreements with Genentech.

Our total expenses from continuing operations in the second quarter of 2008 were $60.2 million, a significant decrease from $78.7 million in the second quarter of 2007 due largely to the reduction in operating costs resulting from the sale of our manufacturing facility in the first quarter of 2008 and our restructuring that was initiated in the first half of 2008. Total costs and expenses in the second quarter of 2008 also included restructuring charges of $3.0 million and asset impairment charges of $0.3 million, compared to asset impairment charges of $5.0 million during the second quarter of 2007.  Our income from continuing operations for the second quarter of 2008 was $50.8 million, compared to $11.5 million in the prior-year comparable period. In the first six months of 2008, net cash provided by operating activities was $7.5 million, a decrease from $45.9 million provided by operating activities in the comparable period in 2007. At June 30, 2008, we had cash, cash equivalents, marketable securities and restricted cash of $493.7 million, compared to $440.8 million at December 31, 2007.  As of June 30, 2008, we had $526.5 million in total debt outstanding, which included $500.0 million in convertible notes.

We expect that in the foreseeable future, our revenue growth will be generated primarily by increases in our royalties, with some potential increase in our collaboration and related milestone revenues if we are successful in the development of our products currently under collaboration agreements or if we are successful in entering into new collaboration agreements. We expect that our operating expenses in the near term will decrease significantly relative to recent historical expense levels due to the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets in March 2008, and the restructuring activities that are in process and that will continue over the next several quarters.  However, we expect to incur additional charges and expenses during 2008 and into 2009 related to the restructuring, including severance payments to terminated employees and retention incentives we have offered to ongoing employees and Transition Employees.  We also expect to incur significant costs in the next few quarters to prepare for and implement the Spin-off of our Biotechnology Business.  In addition, we are actively seeking to sublease excess capacity in our Redwood City facilities.  If we are able to sublease any of this excess capacity, our lease expenses would decline.  The process of subleasing office space can be a lengthy and uncertain process and we cannot assure if and when we may sublease any of our excess capacity or the amount of excess capacity that we may ultimately be able to sublease.  In the future, after we complete our restructuring plans, we would expect our operating expense increases or decreases to correlate generally with the development of our potential products.  Our total operating expenses will also fluctuate depending on the outcome of our efforts to sublease some or all of our corporate headquarters facility.  New collaboration or out-licensing agreements, and receipt of potential contingent consideration as described below also would have an impact on our future financial results.

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

•                  To be successful, we must retain qualified clinical, scientific, marketing, administrative and management personnel. We face significant competition for experienced personnel and have experienced significant attrition in late 2007 and early 2008 as a result of the uncertainty created by the strategic initiatives we undertook during this period. We also implemented a restructuring in March 2008, which includes a significant reduction in force, and we expect to continue to face challenges in retaining qualified personnel as we transition to a more streamlined organization.  In addition, we are currently searching for a Chief Executive Officer, and we believe our ability to attract and retain a qualified individual in that role will be critical to our success going forward.

See also the “Risk Factors” section of this quarterly report for additional information on these economic and industry-wide and other factors and the impact they could have on our business and results of operations.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC. Except as noted below, there have been no changes to our critical accounting policies since December 31, 2007.

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

In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We are required to adopt EITF 07-1 on or before January 1, 2009.  With respect to the reimbursement of development costs, each quarter, we and our collaborator(s) reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable in our combined financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development expenses by such amount. Therefore, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

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

Further, SFAS No. 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period. During the second quarter of 2008, we increased our estimated forfeiture rate from 10.8% to approximately 19.5%, which was based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures, resulting in a decrease to stock-based compensation expense during the quarter of $1.7 million. In future periods, we will continue to revise our estimated forfeiture rates. A hypothetical seven percentage point change in the rate of estimated stock option forfeitures could result in an increase or decrease to stock-based compensation expense of approximately $1.0 million.

Income Tax

Our income tax provision is based on income before taxes and is computed using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future income provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past and future levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” We accrue tax related interest and penalties related to uncertain tax positions and include these with income tax expense in the Condensed Consolidated Statements of Income.

The income tax provision for the quarter was calculated based on the results of operations for the three and six months ended June 31, 2008 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction it will be located, we are not using an annual effective tax rate to apply to the operating income for the quarter.

Valuation and Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate whether current facts or circumstances indicate that the carrying value of our depreciable assets held and to be used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Royalties	$104,686	$79,842	31%	$154,641	$128,437	20%
License, collaboration and other	7,207	9,215	(22)%	14,581	19,476	(25)%
Total revenues	$111,893	$89,057	26%	$169,222	$147,913	14%

Our total revenues from continuing operations increased by $22.8 million, or 26%, and $21.3 million, or 14%, in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007 for reasons discussed below.

Royalties

Royalty revenues increased by $24.8 million and $26.2 million, or 31% and 20%, in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. These increases were primarily due to higher reported product sales of Avastin, Herceptin and Lucentis, which are marketed by Genentech, and Tysabri, which is marketed by Elan.

Under most of the agreements for the license of rights under our antibody humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. However, our master patent license agreement with Genentech provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above the net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to royalties that fall under the tiered fee structure, we allocate the royalty revenues among the different products based on the relative underlying net product sales reported to us by Genentech. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales. The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in future periods.

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenues):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2008	2007	2008	2007
Genentech	Avastin	29%	27%	26%	24%
	Herceptin	33%	35%	31%	37%
	Lucentis	11%	8%	10%	7%
MedImmune	Synagis	16%	21%	22%	24%

License, Collaboration and Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
License and milestone from collaborations	$1,654	$3,981	(58)%	$3,309	$9,848	(66)%
R&D services from collaborations	3,528	3,309	7%	6,997	7,302	(4)%
License and other	2,025	1,925	5%	4,275	2,326	84%
Total revenue from license, collaboration and other	$7,207	$9,215	(22)%	$14,581	$19,476	(25)%

License, collaboration and other revenues recognized during the three and six months ended June 30, 2008 and 2007 primarily consisted of revenues recognized under our collaboration agreements, upfront licensing and patent rights fees, milestone payments related to licensed technology and license maintenance fees. License, collaboration and other revenues decreased 22% and 25% in the three and six months ended June 30, 2008, respectively, in comparison to the same 2007 periods primarily due to the accelerated recognition of deferred revenue in 2007 resulting from the April 2007 termination of our agreement with Roche to co-develop daclizumab for transplant maintenance.  Such decreases in revenues were partially offset by $2.0 million in milestone payments, reflected as license and other revenues, that we received in the first quarter of 2008 from certain of our licensees.

We continue to actively evaluate potential opportunities to partner certain programs with or out-license certain of our technologies to other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration or other agreements in the future.

Costs and Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Research and development	$40,400	$56,038	(28)%	$88,081	$104,129	(15)%
General and administrative	16,582	16,021	4%	37,025	28,015	32%
Restructuring	2,997	1,585	89%	8,626	1,585	444%
Asset impairment charges	263	5,016	(95)%	3,784	5,016	(25)%
Gain on sale of asset	—	—	* %	(49,671)	—	* %
Total costs and expenses	$60,242	$78,660	(23)%	$87,845	$138,745	(37)%

* not meaningful

Certain expenses related to the Commercial and Cardiovascular Operations, which in prior periods were presented as cost of product sales, research and development expenses and general and administrative expenses, have been presented as discontinued operations for all periods presented in the current financial statements.

Research and Development

Our research and development activities include research, process development, pre-clinical development, manufacturing and clinical development, which activities generally include regulatory, safety, medical writing, biometry, U.S. and European clinical operations, compliance, quality and program management. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as outbound milestone payments and technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to CROs and clinical investigators, monitoring costs, data management and drug supply costs, research and development funding provided to third parties, stock-based compensation expense accounted for under SFAS No. 123(R) and an allocation of facility and overhead costs, principally information technology.

The table below reflects the development for each of our products in clinical development and the research and development expenses recognized in connection with each product.

				Research and		Research and
				Development Expenses for the		Development Expenses for the
	Description/	Phase of		Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Indication	Development	Collaborator	2008	2007	2008	2007
					(in thousands)

Daclizumab				$6,494	$6,217	$15,785	$13,478

	Asthma	Phase 2b program being evaluated	—

	Multiple sclerosis	Phase 2	Biogen Idec

	Transplant maintenance	Phase 2 program being evaluated	—

Volociximab (M200)	Solid tumors	Phase 2	Biogen Idec	7,001	4,667	11,837	8,943

Elotuzumab (formerly HuLuc63)	Multiple myeloma	Phase 1	—	5,352	4,194	16,906	8,011

PDL192	Solid tumors	Phase 1 program being planned	—	3,132	10,190	6,214	15,641

Nuvion (visilizumab)		Terminated in August 2007		2,658	16,215	7,043	27,872

Other Program-Related Costs (1)	Multiple programs and products	—	—	4,270	287	6,889	1,826

Non-Program-Related Costs (2)	—	—	—	11,493	14,268	23,407	28,358
Total Research and Development Expenses				$40,400	$56,038	$88,081	$104,129

(1)           Other Program-Related Costs consist of the aggregate research and development costs for those distinct programs or products that do not individually constitute more than 5% of the total research and development expenses for the periods presented.

(2)           Non-Program-Related Costs consist of the aggregate research and development costs that are not associated with any particular program or product, but rather, support our broad research and development efforts. Such costs primarily include those related to discovery of new antibody candidates and manufacturing and quality activities in support of product development activities.

The decrease in our research and development expenses during the second quarter of 2008 in comparison to the comparable quarter in 2007 is attributable to decreases in our Nuvion® and PDL192 program costs, partially offset by increases in development costs for elotuzumab and daclizumab.  The $13.6 million decrease in Nuvion related costs is due to the decision to terminate the Nuvion phase 3 development program during the third quarter of 2007, and the $7.1 million reduction in development expenses for PDL192 was primarily driven by a decrease in PDL192 manufacturing activity in the second quarter of 2008 as the manufacturing for our pre-clinical and Phase I trials for PDL192 was completed in 2007. The $2.3 million increase in program costs for volociximab was due to increased development costs associated with trials being led by our collaborator, and the $1.2 million increase in elotuzumab development costs relates to costs associated with the commencement of phase 1 trials.

The decrease in our research and development expenses during the six months ended June 30, 2008 in comparison to 2007 is attributable to decreases in our Nuvion® and PDL192 program costs, partially offset by increases in development costs for elotuzumab, voloxicimab and daclizumab.  The $20.8 million decrease in Nuvion costs is due to the decision to terminate the Nuvion phase 3 development program during the third quarter of 2007, and the $9.4 million reduction in development expenses for PDL192 was primarily driven by a decrease in PDL192 manufacturing activity in the first half of 2008 in comparison to 2007. The $8.9 million and $2.9 million increases in program costs for elotuzumab and volociximab, respectively, were due to manufacturing campaigns that occurred in the first half of 2008, whereas there were no such manufacturing campaigns in the first half of 2007 for these products.   The $2.3 million increase in program costs for daclizumab was due to increased development costs associated with trials being led by our collaborator.

We currently do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential antibody products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

The length of time that a development program is in a given phase varies substantially according to factors relating to the development program, such as the type and intended use of the potential product, the clinical trial design, and the ability to enroll suitable patients. In addition, for collaboration programs, advancement from one phase to the next and the related costs to do so is also dependent upon certain factors that are controlled by our partners. According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our potential products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product.

General and Administrative Expenses

General and administrative expenses consist of costs of personnel, professional services, consulting and other expenses related to our administrative and marketing functions, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs.

General and administrative expenses for the three months ended June 30, 2008 increased 4% to $16.6 million from $16.0 million during the comparable period in 2007. This increase was primarily due to increases in legal costs of $1.8 million, principally related to the Spin-off and ongoing litigation, as well as due to $1.4 million of idle research facility costs in our Redwood City facilities classified as general and administrative costs. The increase resulting from these items was partially offset by significant reductions in our personnel-related expenses as a result of the sale of our Manufacturing Facility and our other restructuring efforts, all of which occurred in the first half of 2008.

For the six months ended June 30, 2008, general and administrative expenses increased 32% to $37.0 million from $28.0 million during the comparable period in 2007. This increase was primarily due to increases in legal costs of $5.6 million due principally to work on our efforts to spin off our Biotechnology Business and ongoing litigation.  The increase was also driven by $2.6 million of idle facilities costs related to our Redwood City research facilities which were classified as general and administrative costs in the first half of 2008.  The increase resulting from these items was partially offset by significant reductions in our personnel-related expenses as a result of the sale of our Manufacturing Facility and our other restructuring efforts, all of which occurred in the first half of 2008.

Restructuring and Other Charges

Company-wide Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in March 2008, in addition to other cost-cutting measures, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (as described above, Transition Employees).  All impacted employees were notified in March 2008.  Subsequent to the completion of the restructuring, we expect to have approximately 300 employees.

Employees terminated in connection with the restructuring are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  We are recognizing severance charges for Transition Employees over their respective estimated service periods.  During the three and six months ended June 30, 2008, we recognized restructuring charges of $2.9 million and $8.4 million, respectively, consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.  These restructuring charges include those employees terminated immediately as well as the Transition Employees.

Facilities Related Restructuring

During the third quarter of 2007, we initiated our move from Fremont, California to our current location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized idle facilities charges during 2007. The leases on these facilities terminated at the end of the first quarter of 2008, and all related obligations were fully paid by June 30, 2008.

During the second quarter of 2007, we ceased use of one of our leased facilities in Plymouth, Minnesota. We recognized idle facilities charges, classified as restructuring expenses during the second quarter of 2007, of $1.6 million related to this facility. We expect to pay all obligations accrued relating to the lease by the end of the first quarter of 2009.

During the fourth quarter of 2007, we ceased use of a second facility in Plymouth. However, in connection with the sale of our Manufacturing Assets, Genmab assumed our obligations under the lease for this facility in March 2008.

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at June 30, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges	8,425	201	8,626
Payments	(5,146)	(1,709)	(6,855)
Balance at June 30, 2008	$3,690	$404	$4,094

* Excludes restructuring charges for employees terminated in connection with the sale of the Commercial and Cardiovascular Assets as those costs are reflected as part of discontinued operations.  See Note 6 to the condensed consolidated financial statements for further information.

Other Charges

In connection with our restructuring efforts, we have offered, and we continue to offer, retention bonuses and other incentives to two employee groups: (1) ongoing employees that we hope to retain after the restructuring, and (2) Transition Employees that we hope to retain through a transition period.  This is in addition to the retention programs that we implemented during the fourth quarter of 2007, under which we recognized $1.1 million in expenses in 2007.  We are recognizing the expenses for these retention programs over the period from the respective dates the programs were approved through the estimated service period for Transition Employees or until the expected pay-out date for ongoing employees.  We recognized $3.4 million and $6.0 million in expenses under these retention programs during the three and six months ended June 30, 2008, respectively, which have been classified as research and development expenses and general and administrative expenses in the financial statements.  As of June 30, 2008, we estimate that the total retention benefits payable under the plan in future periods will be approximately $16.2 million, of which we have accrued $5.7 million as of June 30, 2008. We expect to recognize approximately $10.4 million of additional expense and to pay out the retention bonuses over the next six quarters.

Asset Impairment Charges

Asset impairment charges recognized in continuing operations for the three months ended June 30, 2008 and 2007 were $0.3 million and $5.0 million, respectively.  The $0.3 million charge recognized during the second quarter of 2008 represented the cost of an information technology project that was terminated and which has no future benefit to us as a result of our restructuring activities. The $5.0 million charge recognized during the second quarter of 2007 related to two buildings that comprised part of our prior corporate headquarters in Fremont, California. On June 30, 2007, management committed to a plan to sell these buildings and, based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007.  We recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

Asset impairment charges recognized in continuing operations for the six months ended June 30, 2008 and 2007 were $3.8 million and $5.0 million, respectively.  The $3.8 million charge recognized during the first half of 2008 primarily represented the costs of certain research equipment that is expected to have no future useful life, and certain information technology projects that were terminated and have no future benefit to us as a result of our restructuring activities. The $5.0 million impairment charges recognized during the first half of 2007 was related to the impairment of our former Fremont, California facilities.

Gain on Sale of Assets

In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240 million.  Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab will each provide transition services to the other over a maximum period of 12 months, or through March 2009.  In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction.  Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010, and we have certain minimum purchase commitments, as reflected in the Contractual Obligations table under the heading “Liquidity and Capital Resources.”

Discontinued Operations

In 2007, we publicly announced our intent to seek to divest certain portions of our operations, and potentially to sell the entire Company.  In late 2007, we determined that a sale of the Commercial and Cardiovascular Assets on a discreet basis was likely to occur and, as a result, we classified the Commercial and Cardiovascular Assets, excluding goodwill, as ‘held for sale’ in our Consolidated Balance Sheet as of December 31, 2007.  As we will not have significant or direct involvement in the future operations related to the Commercial and Cardiovascular Assets, we have presented the results of the Commercial and Cardiovascular Operations as discontinued operations in the Consolidated Statement of Operations for the current and comparative periods in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). As of December 31, 2007, goodwill related entirely to the Commercial and Cardiovascular Operations.

In March 2008, we closed the sales of the Commercial and Cardiovascular Assets. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR). In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85.0 million, $6.0 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement includes contingent consideration of up to $85.0 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.

We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets during the first quarter of 2008. This loss was comprised of the total upfront consideration from the sales of the Commercial and Cardiovascular Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

The results of our discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Net revenues	$375	$48,962	$39,734	$98,089
Total costs and expenses (1)	(5,188)	(49,428)	(107,995)	(109,342)
Income tax expense (2)	(12,024)	(140)	(40,052)	(176)
Loss from discontinued operations	$(16,837)	$(606)	$(108,313)	$(11,429)

(1)           Included within total costs and expenses for the three and six months ended June 30, 2008 is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR.  At the time of sale, the likelihood of such reimbursements being required was not deemed probable and therefore no liability was initially recorded.

(2)          Income tax expense attributable to our discontinued operations during the six months ended June 30, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets.  Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales.  In addition, the tax basis in the Commercial and Cardiovascular Assets was less than the book value recorded for financial reporting purposes.  Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of the Commercial and Cardiovascular Assets.  The income tax payable attributable to our discontinued operations for the second quarter of 2008 was $5.4 million. The $34.6 million difference between the income tax payable and the income tax expense represents the tax benefit of certain tax deductions in connection with stock-based compensation, and such difference has been credited to additional paid-in capital. The tax expense allocated to discontinued operations during the six months ended June 30, 2008 was determined by subtracting from the year-to-date provision for the total company the year-to-date provision for continuing operations.

In connection with the sale of the Commercial and Cardiovascular Assets, we entered into agreements with both Otsuka and EKR to provide certain transition services.  We expect to provide these transition services to Otsuka and EKR through 2008 and mid-2009, respectively.  Any fees or cost reimbursements that we receive for transition services are classified within discontinued operations.

Commercial Restructuring

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we likely would eliminate in connection with the transactions (the Commercial Employees).  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during the first quarter of 2008, which was included within discontinued operations.  Our liability was $0.2 million at the end of the second quarter of 2008, and we expect to pay all amounts as of the end of the third quarter of 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting of up to 25% of the original grant amount upon termination of the such employees, if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During the three and six months ended June 30, 2008, we recognized $0.3 million and $3.6 million of stock based compensation expense related to the modification of the existing terms of outstanding stock options held by our Commercial Employees.

Interest and Other Income, Net and Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Interest and other income, net	$4,468	$4,931	(9)%	$9,335	$9,963	(6)%
Interest expense	$(3,986)	$(3,427)	16%	$(7,975)	$(6,984)	14%

Interest and other income, net for the three and six months ended June 30, 2008 decreased from the comparable periods in 2007 due to lower average investment balances as well as lower interest rates earned on our investments.

Interest expense for the three and six months ended June 30, 2008 primarily represents interest payable on our 2.00%, $250.0 million Convertible Senior Notes (the 2005 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2003 Notes). Interest expense increased during the 2008 periods primarily as a result of lower capitalized interest in the six month months ended June 30, 2008, since we completed the construction of the Redwood City facility in the fourth quarter of 2007.

Income Taxes

Income tax expense attributable to our continuing operations during the three and six months ended June 30, 2008 was $1.4 million and and $2.4 million , respectively, which was related primarily to federal and state alternative minimum taxes as well as foreign taxes on income earned by our foreign operations.  As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet as of June 30, 2008.

The income tax expense for our continuing operations during the three and six months ended June 30, 2007 was $0.4million and $0.4 million, respectively, which was related primarily to foreign taxes on income earned by our foreign operations.

During the three months ended June 30, 2008 we recorded an $8.3 million increase in our liabilities related to prior year uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.” This increase is a result of the Company refining its position for prior year uncertain tax positions.  The Company does not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties, interest income on invested capital and, from March 2005 to March 2008, net product sales. At June 30, 2008, we had cash, cash equivalents, marketable securities and restricted cash in the aggregate of $493.7 million, compared to $440.8 million at December 31, 2007.

Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $7.5 million, compared to net cash provided by operating activities of $45.9 million in the corresponding period in 2007. The decrease in net cash provided by operating activities in the first six months of 2008 was primarily attributable to the tax impact of the tax gains that we recognized on the sales of our Commercial and Cardiovascular Assets, lower net product sales due to the divestiture of the Commercial and Cardiovascular Assets in early March 2008, an increase in legal expenses associated with our strategic review process, our spin-off process and ongoing litigation, and to changes in our working capital.  These factors were partially offset by higher royalty revenues and lower operating expenses as a result of the sales in early March 2008 of the Commercial and Cardiovascular Assets and the Manufacturing Assets as well as our restructuring activities.

Net cash provided by investing activities was $574.8 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $36.7 million in the comparable period in 2007. The net cash provided by investing activities in the first six months of 2008 of $574.8 million was attributable primarily to net proceeds of $509.5 million received in connection with the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets and the maturing of an aggregate of $58.1 million of our short term investments and restricted cash.  The $36.7 million net cash used for investing activities in the first six months of 2007 was primarily attributable to $53.7 million in capital expenditures, which were primarily related to leasehold improvements for our new corporate headquarters in Redwood City, California, partially offset by $27.1 million in net purchases and maturities of available-for-sale marketable securities.

Net cash used in financing activities for the six months ended June 30, 2008 was $461.4 million, compared to net cash provided by financing activities of $17.2 million in the comparable period in 2007. The $461.4 million net cash used in financing activities in the first six months of 2008 was primarily due to the special cash dividend payment made in May 2008 of $506.4 million, partially offset by the reclassification from operating expenses of excess tax benefits from stock based compensation and proceeds from the issuance of our common stock in connection with option exercises. The $17.2 million net cash provided by financing activities in the first six months of 2007 was primarily due to proceeds of $18.7 million from the issuance of our common stock in connection with option exercises.

In April 2008, we announced our intent to pursue the Spin-off and our expectation that we would complete this separation by the end of 2008.  In the event that the Spin-off does occur, as noted above in the Overview section, we expect to retain the rights to antibody humanization royalty revenues from all current and future licensed products and plan to distribute this income to our stockholders, net of any operating expenses, debt service and income taxes.  Subsequent to the potential Spin-off, we plan to have only a nominal number of employees to support our intellectual properties and provide for certain essential reporting and management functions of a public company.  In connection with this process, we expect to cause a wholly owned subsidiary to file a registration statement on Form 10 with the SEC subsequent to the filing of this Form 10-Q.  We would transfer our biotechnology assets to this wholly owned subsidiary at the time of the Spin-off.  Assuming the Spin-off does occur, we expect to initially fund the biotechnology Spin-off with $375 million, which amount will be increased by any milestone or similar payments received by PDL on or prior to the spin-off date related to the Biotechnology Business.  We expect that this initial capitalization, as well as future payments from our collaboration agreements with Biogen Idec and from the asset purchase agreement with EKR, each of which is being assigned to the Biotechnology Business, would fund the biotechnology Spin-off’s operations and working capital requirements for approximately three years after the closing of the Spin-off based on current operating plans. While we pursue the Spin-off, we continue to explore the possible sale or securitization of all or part of our antibody humanization royalty assets.  We plan to continue to pursue both the Spin-off and a potential royalty assets monetization transaction in parallel. As the Company’s goal is to separate its biotechnology assets from its antibody humanization royalty assets, a royalty transaction could be in lieu of the spin-off.  We can not assure that we will be able to consummate a sale or securitization of our antibody humanization patent royalty stream on terms acceptable to us, or at all.

In the event that the Spin-off does not occur, we believe that the revenues generated from our royalties and collaboration agreements will be sufficient to fund our operations over the next year and the foreseeable future.  Our future capital requirements will depend on numerous factors, as described below, and the sale of another or all of our key assets could fundamentally change how we fund our operations.  Such factors that impact our future capital requirements include, among others, royalties from sales of products by third-party licensees; interest income; the costs of and outcome defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology; our ability to enter into additional collaborative, humanization, patent license and patent rights agreements; progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborators or other third parties of research and development efforts and clinical trials; investment in existing and new research and development programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; and potential acquisitions of technology, product candidates or businesses by us.  In order to develop and commercialize our potential products, we may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing would be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

If and after we consummate the Spin-off, we believe that the revenues generated from our royalties will be sufficient to fund our operations into the foreseeable future.  If and after we consummate the Spin-off, many of the factors identified above would no longer impact our capital requirements.  In order to develop and commercialize our potential products, the Spin-off company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing would be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of June 30, 2008 are as follows:

	Payments Due by Period
	Less Than			More than
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$3,867	$7,234	$7,878	$60,675	$79,654
Long-term liabilities (1)	3,509	7,385	7,895	43,845	62,634
Convertible notes	11,875	273,748	252,500	—	538,123
Contract manufacturing (2)	19,259	3,200	—	—	22,459
Total contractual obligations	$38,510	$291,567	$268,273	$104,520	$702,870

(1)         Includes lease payments related to certain of our facilities in Redwood City, California, and post-retirement benefit obligations.

(2)         Contract manufacturing obligations represent minimum purchase commitments, estimated at approximately $21.6 million at June 30, 2008, under our clinical supply agreement with Genmab (see Gain on Sale of Assets section of Management’s Discussion and Analysis).

In addition to the amounts disclosed in the table above, we have committed to make payments for certain retention and severance related benefits. See Notes 6 and 8 to the Consolidated Financial Statements for further details. Further, we have committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of June 30, 2008. We estimate that such milestones that could be due and payable over the next year approximate $0.5 million and milestones that could be due and payable over the next three years approximate $4.5 million.

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

From October 2007 until March 2008, we pursued a process to solicit interest in the purchase of the Company or our key assets, including our Commercial and Cardiovascular Assets and antibody humanization royalty stream assets. In March 2008, we announced the end of the process to sell the Company as a whole or its key assets and that we would focus on discovering and developing innovative antibodies for cancer and immunologic diseases. In April 2008, we announced that we intended to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity.  We continue to evaluate the possible monetization of all or a portion of our antibody humanization assets.

In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we have eliminated approximately 140 employment positions.  We intend to eliminate approximately 100 additional employment positions over the next nine to twelve months. Many of these positions support our provision of transition services to Otsuka, EKR and Genmab in connection with our sale of assets to these parties. We offered our transition employees and the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption, anxiety and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations.

This disruption and uncertainty may also make the recruitment of key personnel more difficult. We are currently engaged in a search for a new Chief Executive Officer, and the disruption and uncertainty caused by our restructuring may make such recruitment more difficult. The failure to recruit a new Chief Executive Officer could adversely impact the future performance or our plans for the timing of future transactions.

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

We have decided to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology assets into a separate publicly traded entity, the process for which has diverted the attention of our management and employees, increased our professional services expenses, may disrupt our operations and is subject to other risks.

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

We expect to initially fund the biotechnology Spin-off with $375 million in cash, which amount will be increased by any milestone or similar payments received by PDL on or prior to the spin-off date related to the Biotechnology Business.  We expect that this initial capitalization, as well as future payments from our collaboration agreement with Biogen Idec and from the asset purchase agreement with EKR, each of which is being assigned to the Biotechnology Business, would fund the biotechnology Spin-off’s operations and working capital requirements for approximately three years after the closing of the Spin-off based on current operating plans.  Changes in our development or operations plans, however, could affect the initial cash funding needed to adequately capitalize the biotechnology entity.

We will continue to incur significant expenditures for professional services in connection with our planning and implementation of the Spin-off, including for legal and accounting services.

We may not receive the contingent consideration related to the sale of our Cardiovascular Assets.

In March 2008, we sold our Cardiovascular Assets to EKR for $85 million in cash at closing, and up to an additional $85 million in development and sales milestones, as well as royalty payments. Receipt of these milestone and royalty payments is dependent upon certain contingencies, including the receipt of marketing approval from the FDA and future net sales.   In August 2008, EKR received FDA approval for a pre-mixed bag formulation of nicardipine hydrochloride.  Under the terms of the purchase agreement with EKR, we are entitled to a $25 million milestone payment from EKR as a result of this approval.  We cannot assure you that these development and sales milestones will be met and that we will be able to receive any of the additional $60 million in milestone payments or any of the royalty payments based on future net sales, or that any payments due will be timely received by us.

We may not be able to consummate a transaction to sell or securitize the value of our antibody humanization patent royalty stream.

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

In general, our expenses have exceeded our revenues. As of June 30, 2008, we had an accumulated deficit of $619million. We expect our operating expenses in the near term to decrease significantly relative to expense levels during 2005 to 2007 because we have divested the Commercial and Cardiovascular Assets and our manufacturing plant we formerly held and have undertaken a significant restructuring and reduction in force. We will, however, incur a significant amount of restructuring costs through 2008, including severance payments to terminated employees and additional costs and retention incentives to retained employees. After these divestitures and our restructuring are complete, operating expenses may increase on average if we are successful in advancing potential products in clinical trials primarily because of the extensive resource commitments required to achieve regulatory approval.

Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed our revenues. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses may also increase if:

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

In the absence of substantial revenues from licensing and other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights or other sources of revenues, or if we do not effect the Spin-off, we could continue to incur operating losses and may require additional capital to fully execute our business strategy. The likelihood of reaching and time required to reach sustained profitability are highly uncertain.

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

Our revenues and expenses may be unpredictable and may fluctuate from quarter to quarter due to, among other things, the timing and the unpredictable nature of clinical trial, manufacturing and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses and future milestone revenues under collaborative agreements. Moreover, the underlying terms of in-licensing and royalty arrangements, especially those with tiered payment structures, will impact the timing of costs and expenses recognized during any particular quarter. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

We face significant competition.

We face significant competition from entities who have substantially greater resources than we have, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical, biotechnology and chemical companies, specialized pharmaceutical companies, universities and other research institutions. These entities have developed and are developing human or humanized antibodies or other compounds for treating cancers or immunologic diseases that may compete with our products in development and technologies that may compete with our development products or antibody technologies. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our product candidates or technolgies or that would render any future commercialized products or technology obsolete or noncompetitive. Our product candidates and any future commercialized products may also face significant competition from both brand-name and generic manufacturers that could adversely affect any future sales of our products.

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

Our ability to maintain and increase our revenues from licensing our Queen patents is dependent upon third parties entering into new patent licensing arrangements, exercising rights under existing patent rights agreements, paying royalties under existing patent licenses with us and not terminating those existing licenses with us. To date, with the exception of Alexion Pharmaceuticals, Inc. (Alexion), we have succeeded in obtaining and maintaining such licensing arrangements, and in receiving royalties on product sales, from parties whose products may be covered by our patents. However, there can be no assurance that we will continue to succeed in our licensing efforts in the future. In the past, we have experienced challenges in our licensing efforts, such as the disagreement we had with Genentech in 2003 over whether its Xolair antibody was covered under our humanization patents. Although we subsequently reached an amicable settlement with Genentech that is intended to resolve such disagreements, Genentech or other companies may, in the future not enter into or terminate their licensing agreements with us, or seek to challenge our U.S. patents through litigation or patent office proceedings, such as re-examinations or interferences. More recently, in March 2007, the FDA approved Alexion’s Soliris™ (eculizumab) humanized antibody product for marketing and we filed a lawsuit against Alexion seeking monetary damages for infringement of certain of certain claims of our Queen patents and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes our patents, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2007, the discovery stage of this litigation began and discovery is nearing conclusion. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

The amount of royalty revenues we receive depends on, among other things, the efforts and successes of our licensees.

The amount and timing of any royalties we may receive from our licensees will depend, in part, on the product development and marketing efforts and successes of our licensees. Our licensees may not successfully complete the product development, regulatory and marketing efforts required to sell royalty-bearing products. Competition from other products or therapies could adversely affect sales of our licensees’ products. In addition, even if a licensee receives regulatory approval to sell a drug on which we would receive royalties, the licensee or a regulatory agency, such as the FDA, could terminate or suspend the marketing of the drug as a result of safety or other events. For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat MS and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy.  In July 2008, Biogen Idec and Elan reported two new cases of PML in patients treated with Tysabri, which we expect will adversely impact the amount of royalty revenues we will receive on sales of Tysabri.

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

We rely on other collaborators, such as contract manufacturers, clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

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

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008 and our annual report on Form 10-K for the year ended December 31, 2007.

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

We rely on sole source, third parties to manufacture our products.

As we have completed the sale of our Manufacturing Assets to Genmab, we do not have the capability to manufacture any of our development-stage products. We have entered into a two-year supply agreement with Genmab that has an initial term that expires in March 2010.  If we experience supply problems with Genmab, there may not be sufficient supplies of our development-stage products for us to meet clinical trial demand, in which case our operations and results could suffer.

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

We, our collaborators and our licensees are subject, directly or through our customers, to extensive regulation by federal government, state governments, and the foreign countries in which we conduct our business.

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

Even if the FDA grants us, our collaborators or our licensees marketing approval for a product, the FDA may impose post-marketing requirements, such as:

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

At June 30, 2008, we had $627 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2005 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the 2003 Notes). The 2003 and 2005 Notes do not restrict our future incurrence of indebtedness and we may incur additional indebtedness in the future. Our level of indebtedness will significantly affect our future operations because:

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

Market prices for securities of biotechnology companies, including ourselves, have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from March 31, 2007 to June 30, 2008, our common stock closed as high as $27.70 per share and as low as $9.15 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.                              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Principal Executive Officers and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officers, specifically our Chief Financial Officer and Chief Medical Officer, have concluded that, as of June 30, 2008, that due to the material weakness discussed below, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We have taken steps to remediate the deficiencies that gave rise to this material weakness, including enhancing controls that had not been operating effectively and designing and implementing new controls to remediate design deficiencies within our financial statement close process. Although we have made progress towards remediation of the deficiencies giving rise to the material weakness, we do not believe that sufficient time has passed to allow for an adequate testing sample nor have we completed our testing of the new or enhanced controls.  As such, we were unable to conclude that the material weakness described above was remediated as of June 30, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Infringement Suit Against Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our antibody humanization patents, commonly referred to as the Queen patents. We are seeking monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2007, the discovery stage of this litigation began and discovery is nearing conclusion. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims.

ITEM 1A.                     RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 except that:

•   We added the first risk factor in this Item 1A;

•   We deleted the risk factors entitled “We may not be able to consummate the sale of our manufacturing related assets in Minnesota to GMN, Inc.” and “The process of pursuing and implementing multiple significant transactions and transaction structures simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations” because the risks described in these risk factors are no longer relevant; and

•   We deleted the risk factor entitled “We may not be able to consummate the sale of our manufacturing related assets in Minnesota to GMN, Inc.” because we consummated that sale; and

•   We also revised the other risk factors listed below that are not identified in the above bullets in this Item 1A.

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

We expect to initially fund the biotechnology Spin-off with $375 million in cash, which amount will be increased by any milestone or similar payments received by PDL on or prior to the spin-off date related to the Biotechnology Business.  We expect that this initial capitalization, as well as future payments from our collaboration agreement with Biogen Idec and from the asset purchase agreement with EKR, each of which is being assigned to the Biotechnology Business, would fund the biotechnology Spin-off’s operations and working capital requirements for approximately three years after the closing of the Spin-off based on current operating plans.  Changes in our development or operations plans, however, could affect the initial cash funding needed to adequately capitalize the biotechnology entity.

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

In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we have eliminated approximately 140 employment positions.  We intend to eliminate approximately 100 additional employment positions over the next nine to 12 months. Many of these positions support our provision of transition services to Otsuka, EKR and Genmab in connection with our sale of assets to these parties. We have offered these 130 transition employees and the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption, anxiety and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations and adversely impact our ability to perform the transition services we are obligated to perform for Otsuka, EKR and Genmab.

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

In March 2008, we sold our Cardiovascular Assets to EKR for $85 million in cash at closing, and up to an additional $85 million in development and sales milestones, as well as royalty payments. Receipt of these milestone and royalty payments is dependent upon certain contingencies, including the receipt of marketing approval from the FDA and future net sales.   In August 2008, EKR received FDA approval for a pre-mixed bag formulation of nicardipine hydrochloride.  Under the terms of the purchase agreement with EKR, we are entitled to a $25 million milestone payment from EKR as a result of this approval.  We cannot assure you that these development and sales milestones will be met and that we will be able to receive any of the additional $60 million in milestone payments or any of the royalty payments based on future net sales, or that any payments due will be timely received by us.

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

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders May 28, 2008 at our corporate headquarters located at 1400, Seaport Blvd, Redwood City, California, 94063. Of the 118,065,090 shares of common stock outstanding as of May 28, 2008, the record date for the meeting, 92,093,333 shares were present at the meeting or represented by proxy, representing approximately 78% of the total shares outstanding on the record date.

At the meeting, our stockholders voted on the election of one Class III director to hold office until our 2010 Annual Meeting of Stockholders. The tabulation of the votes for the election of these directors is set forth below:

Nominee	For	Against	Abstain
L. Patrick Gage	85,914,565	5,868,678	310,090

In addition to the election of Dr. Gage, the following directors each had a term of office as a director that continued immediately after the stockholders meeting: Karen Dawes, Brad Goodwin, Joseph Klein III and Laurence Korn, Ph.D.  On May 28, 2008, after the conclusion of the annual meeting of stockholders, Dr. Gage resigned as a member of the Board of Directors due to differences of opinion among the members of the Board of Directors over the prioritization of the Company’s objectives and Ms. Dawes resigned as a member of the Board of Directors for personal reasons.  Immediately after these resignations, the Board of Directors was composed of Mr. Goodwin, Mr. Klein and Dr. Korn.

At the meeting, the stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
91,764,349	294,463	34,520	—

ITEM 6.                              EXHIBITS

10.1	Retention Bonus and Severance Benefits Agreement between the Company and Andrew Guggenhime effective May 2, 2008

10.2	Retention Bonus and Severance Benefits Agreement between the Company and Dr Mark McCamish effective May 2, 2008

10.3	Retention Bonus and Severance Benefits Agreement between the Company and Dr Richard Murray effective May 2, 2008

31.1	Certification of Principal Executive Officers pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

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

Dated: August 11, 2008

PDL BioPharma, Inc.
(Registrant)

/s/ Mark McCamish
Mark McCamish, M.D., PhD.
Senior Vice President and Chief Medical Officer
(Co-Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Herb Cross
Herb Cross
Corporate Controller
(Principal Accounting Officer)