Form 10-Q
period 2008-09-30
PDL BIOPHARMA, INC.
filed 2008-11-07
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, there were 119,506,838 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including Facet Biotech Corporation, PDL BioPharma and the PDL logo, each of which is considered a trademark, and Nuvion®. All other company names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Royalties	$68,695	$55,135	$223,336	$183,572
License, collaboration and other	8,651	6,121	23,232	25,597
Total revenues	77,346	61,256	246,568	209,169

Costs and expenses:
Research and development	44,718	47,695	132,799	151,823
General and administrative	18,545	17,187	55,570	45,205
Restructuring charges	990	4,545	9,616	6,130
Asset impairment charges	—	315	3,784	5,331
Gain on sale of assets	—	—	(49,671)	—
Total costs and expenses	64,253	69,742	152,098	208,489
Operating income (loss)	13,093	(8,486)	94,470	680
Interest and other income, net	3,218	5,378	12,553	15,341
Interest expense	(3,983)	(3,284)	(11,958)	(10,268)
Income (loss) from continuing operations before income taxes	12,328	(6,392)	95,065	5,753
Income tax expense	2,612	235	4,979	648
Income (loss) from continuing operations	9,716	(6,627)	90,086	5,105
Discontinued operations, net of income taxes	45,975	843	(62,338)	(10,587)
Net income (loss)	$55,691	$(5,784)	$27,748	$(5,482)

Income (loss) per basic share
Continuing operations	$0.08	$(0.06)	$0.76	$0.04
Discontinued operations	0.39	0.01	(0.53)	(0.09)
Net income (loss) per basic share	$0.47	$(0.05)	$0.23	$(0.05)

Income (loss) per diluted share
Continuing operations	$0.08	$(0.06)	$0.64	$0.04
Discontinued operations	0.30	0.01	(0.41)	(0.09)
Net income (loss) per diluted share	$0.38	$(0.05)	$0.23	$(0.05)

Shares used to compute income (loss) per basic and diluted share

Shares used to compute income (loss) per basic share	119,267	116,861	118,540	116,017
Shares used to compute income (loss) per diluted share	152,812	116,861	152,302	118,444

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$555,311	$340,634
Restricted cash	—	25,005
Marketable securities	—	71,880
Accounts receivable, net of allowances of $17.7 million as of December 31, 2007	—	5,163
Assets held for sale	—	269,390
Prepaid and other current assets	16,359	8,362
Total current assets	571,670	720,434
Long-term restricted cash	3,269	3,269
Land, property and equipment, net	127,269	330,746
Goodwill	—	81,724
Other intangible assets, net	7,821	9,056
Deferred tax asset	—	38,319
Other assets	8,214	8,644
Total assets	$718,243	$1,192,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,478	$8,893
Accrued compensation	17,405	27,222
Royalties payable	—	5,967
Other accrued liabilities	34,656	33,838
Deferred revenue	12,156	7,171
Deferred tax liability	—	38,319
Current portion of other long-term debt	819	678
Total current liabilities	68,514	122,088
Convertible notes	499,998	499,998
Long-term deferred revenue	50,412	27,647
Other long-term liabilities	32,946	34,849
Total liabilities	651,870	684,582
Stockholders’ equity:
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,292 and 117,577 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,194	1,176
Additional paid-in capital	629,260	1,098,251
Accumulated deficit	(563,597)	(591,345)
Accumulated other comprehensive loss	(484)	(472)
Total stockholders’ equity	66,373	507,610
Total liabilities and stockholders’ equity	$718,243	$1,192,192

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$27,748	$(5,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charge	3,784	5,331
Depreciation	16,770	22,711
Amortization of convertible notes offering costs	1,758	1,758
Amortization of intangible assets	1,235	26,350
Loss on sale of assets, net	14,897	—
Stock-based compensation expense	9,946	14,464
Loss on disposal of equipment	208	560
Tax benefit from stock-based compensation arrangements	12,579	231
Excess tax benefit from stock-based compensation	(12,163)	—

Changes in assets and liabilities:
Accounts receivable, net	17,201	9,459
Interest receivable	689	(989)
Inventories	—	(7,252)
Other current assets	(10,140)	(2,937)
Other assets	507	(267)
Accounts payable	(5,415)	(8,569)
Accrued liabilities	(15,901)	(6,013)
Other long term liabilities	2,228	—
Deferred tax liabilities	—	263
Deferred revenue	25,915	(7,894)
Total adjustments	64,098	47,206
Net cash provided by operating activities	91,846	41,724
Cash flows from investing activities:
Purchases of marketable securities	(287)	(134,119)
Maturities of marketable securities	71,065	193,402
Sale of Commercial and Cardiovascular Assets	272,945	—
Sale of Manufacturing Assets	236,560	—
Purchase of property and equipment	(2,905)	(82,515)
Proceeds from sale of equipment	—	300
Transfer from (to) restricted cash	25,005	(10,005)
Net cash provided by (used in) investing activities	602,383	(32,937)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	15,413	22,107
Dividend paid	(506,612)	—
Excess tax benefit from stock-based compensation	12,163	—
Proceeds from financing of tenants improvements	—	1,884
Payments on other long-term debt	(516)	(1,784)
Net cash provided by (used in) financing activities	(479,552)	22,207
Net increase in cash and cash equivalents	214,677	30,994
Cash and cash equivalents at beginning of the period	340,634	179,009
Cash and cash equivalents at end of the period	$555,311	$210,003

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We are a biotechnology company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We also receive royalties and other revenues through licensing agreements with biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. The technology subject to these licensing agreements has contributed to the development by our licensees of a number of marketed products. We currently have several investigational compounds in clinical development for oncology or immunologic diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec) and one of which we are developing in collaboration with Bristol-Myers Squibb Company (BMS). We began marketing and selling acute-care products in the hospital setting in the United States, Canada and other international markets in March 2005 in connection with our acquisitions of ESP Pharma, Inc. and the rights to Retavase®. In March 2008, we sold the rights to the Cardene®, Retavase and IV Busulfex® commercial products and the ularitide development-stage cardiovascular product (together, the Commercial and Cardiovascular Assets). As a result, the results of the Commercial and Cardiovascular Operations segment, which operations are comprised of those related to the Commercial and Cardiovascular Assets, are presented as discontinued operations.  Discontinued operations are reported as a component within the Consolidated Statement of Operations separate from income from continuing operations.  For further details and discussion of discontinued operations, see Note 7.  Also in March 2008, we sold our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assigned certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets).  For further details and discussion of this transaction, see Note 8.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We are required to adopt EITF 07-1 on or before January 1, 2009.  We expect that we will change the presentation of our collaboration revenues and expenses upon the adoption of EITF 07-1, resulting in lower collaboration revenues and lower research and development expenses. However, the adoption will not affect our net income (loss) or our financial condition.

Customer Concentration

The following table summarizes revenues from our licensees which individually accounted for 10% or more of our total revenues from continuing operations for the three and nine months ended September 30, 2008 and 2007 (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Licensees
Genentech	78%	83%	70%	70%
MedImmune	*	*	15%	15%

* Less than 10%

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS 123(R)) for employees and directors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Research and development	$1,233	$2,525	$4,258	$7,147
General and administrative	284	1,331	3,133	3,553
Discontinued operations	—	1,215	2,554	3,702
Total stock-based compensation expense	$1,517	$5,071	$9,945	$14,402

Stock-based compensation expense for the three and nine months ended September 30, 2008 included stock option modification charges totaling $0.0 million and $4.5 million, respectively. The stock option modification charges related to accelerated vesting and extended exercise periods for certain stock options provided in connection with the termination of certain employees. The majority of the stock option modification charges related to the termination of certain employees as a result of the sale of the Commercial and Cardiovascular Assets and, as a result, a portion of such costs are reflected within discontinued operations.

Stock Option Activity

A summary of our stock option activity for the period is presented below:

(in thousands)	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2007	14,956	$19.85
Granted	308	$11.85
Exercised	(1,775)	$8.26
Forfeited	(5,518)	$22.42
Outstanding as of September 30, 2008	7,971	$20.34

Exercisable as of September 30, 2008	5,946	$21.08

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

As required by SFAS 123(R), we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. Total unrecognized compensation cost related to unvested stock options outstanding as of September 30, 2008, excluding forfeitures, was approximately $28 million, which we expect to recognize over a weighted-average period of 2.5 years.

Restricted Stock Activity

A summary of our restricted stock activity for the period is presented below:

	Restricted Stock
		Weighted- average
	Number of	grant-date
(in thousands, except for per share amounts)	shares	fair value
Unvested at December 31, 2007	208	$20.33
Awards granted	23	$11.49
Awards vested	(58)	$20.46
Awards forfeited	(83)	$20.36
Unvested at September 30, 2008	90	$17.95

Total unrecognized compensation cost related to unvested restricted stock outstanding as of September 30, 2008, excluding potential forfeitures, was approximately $2 million, which we expect to recognize over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan (ESPP)

Stock-based compensation expense recognized in connection with our ESPP for the three-month periods ended September 30, 2008 and 2007 was $0.2 and $0.5 million, respectively, and such expense for the nine-month periods ended September 30, 2008 and 2007 was $0.5 million and $1.3 million, respectively.

3. Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute income (loss) per basic share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute income (loss) per diluted share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of income per diluted share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes due 2012 (the 2012 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes due 2023 (the 2023 Notes), including both the effect on interest expense and the inclusion of the underlying shares, using the if-converted method.  For the nine months ended September 30, 2007, we also included the release of the contingent shares remaining in escrow from the ESP Pharma acquisition, prior to their release from escrow in April 2007.

The following is a reconciliation of the numerators and denominators of the income (loss) per basic and diluted share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended Septemmber 30,
(in thousands)	2008	2007	2008	2007
Numerator
Income (loss) from continuing operations used to compute income per basic share from continuing operations	$9,716	$(6,627)	$90,086	$5,105
Add back interest expense for convertible notes, net of estimated tax	2,259	—	6,778	—
Income (loss) used to compute income per diluted share for continuing operations	$11,975	$(6,627)	$96,864	$5,105
Denominator
Total weighted-average shares used to compute basic income (loss) per share	119,267	116,861	118,540	116,017
Effect of dilutive stock options	20	—	237	2,181
Assumed release of common stock in escrow	—	—	—	205
Restricted stock outstanding	9	—	3	41
ESPP withholdings	13	—	19	—
Assumed conversion of convertible notes	33,503	—	33,503	—
Shares used to compute income per diluted share from continuing operations	152,812	116,861	152,302	118,444

We excluded from our earnings per share calculations 8.5 million and 10.7 million shares for the three and nine months ended September 30, 2008, respectively, and 33.5 million and 30.4 million shares, for the three and nine months ended September 30, 2007, respectively, relating to outstanding stock options, restricted stock and the conversion of convertible notes where applicable, as such amounts would have been anti-dilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Specifically, we include in other comprehensive income (loss) the changes in unrealized gains and losses on our holdings of available-for-sale securities and the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$55,691	$(5,784)	$27,748	$(5,482)
Other comprehensive income (loss):
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(37)	169	(67)	497
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	19	21	56	64
Total comprehensive income (loss)	$55,673	$(5,594)	$27,737	$(4,921)

5. Cash Dividend

In April 2008, we declared a special cash dividend of $4.25 per share (the Dividend), payable to each holder of our common stock as of May 5, 2008 (the Record Date).  We paid $506.4 million of the Dividend in May 2008 using proceeds from the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets.  In addition to the $506.4 million paid in May 2008, we recorded an additional $0.6 million as a dividend payable related to future distributions of the Dividend to holders of unvested restricted stock awards, which amount would be paid upon the vesting of these equity awards.  From the Dividend settlement date through September 30, 2008, we have paid $0.2 million in dividends related to restricted stock awards that vested during this time, and we have reversed $0.1 million of our initial accrual as a result of the forfeiture of certain unvested restricted stock awards.

In connection with the Dividend, the conversion rates for the 2023 Notes and the 2012 Notes were adjusted, effective May 6, 2008, based on the amount of the Dividend and the trading price of our common stock in certain periods pursuant to the terms of the applicable indenture.  For the 2023 Notes, the conversion rate increased from 49.6618 shares of common stock per $1,000 principal amount of notes to 72.586 shares of common stock per $1,000 principal amount of notes.  For the 2012 Notes, the conversion rate increased from 42.219 shares of common stock per $1,000 principal amount of notes to 61.426 shares of common stock per $1,000 principal amount of notes.

6. Collaborative and Licensing Agreements

In August 2008, we entered into a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications.  Under the terms of the agreement, BMS has an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of certain pre-agreed preclinical studies. In connection with the closing of the agreement in September 2008, we received an upfront cash payment of $30.0 million from BMS, and we are eligible to receive development and commercialization milestones based on the further successful development of both elotuzumab and PDL241, if it is included in the collaboration.  If BMS exercises its option to expand the collaboration to include PDL241, we would receive an additional cash payment of $15.0 million upon such exercise.  We have ongoing obligations throughout the development period of elotuzumab, and BMS is responsible for all activities following its commercial approval.

Under the terms of the agreement, BMS funds 80% of the worldwide development costs and we fund the remaining 20%.  The companies would share profits on any U.S. sales of elotuzumab, with us receiving a higher portion of the profit share than represented by our 20% share of development funding.  Outside the United States, we would receive royalties on net sales.  In addition, we could receive additional payments of up to $480 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones for elotuzumab in multiple myeloma and other potential oncology indications.  If BMS exercises its option to expand the collaboration to include PDL241, we could receive additional payments of up to $230 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones. The same division of development costs and profit sharing that apply to elotuzumab would apply to PDL241.

We determined that the upfront cash payment and the research and development services under the collaboration agreement should be accounted for as a single unit of accounting under EITF 00-21, Multiple Element Arrangements (EITF 00-21). As we have continuing obligations under the collaboration agreement during the period over which we are jointly developing elotuzumab with BMS, we recorded the $30.0 million upfront cash payment as deferred revenue and will recognize this amount over the estimated development period. During the three months ended September 30, 2008, we recognized $2.2 million under this agreement, which includes amounts related to the amortization of the upfront license fee and the reimbursement by BMS of certain research and development expenses.

7. Discontinued Operations

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

In March 2008, we closed the sales of the Commercial and Cardiovascular Assets. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR) in March 2008. In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85.0 million, $6.0 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement included contingent consideration of up to $85.0 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales. In the third quarter of 2008, we earned and received one of these milestone payments, a $25.0 million milestone payment related to approval by the U.S. Food and Drug Administration (FDA) for a pre-mixed bag formulation of Cardene.

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

The results of our discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net revenues (1)	$26,765	$48,812	$66,499	$146,901
Total costs and expenses (2)	(627)	(48,021)	(108,622)	(157,364)
Income tax benefit (expense) (3)	19,837	52	(20,215)	(124)
Loss from discontinued operations	$45,975	$843	$(62,338)	$(10,587)

(1)          In August 2008, EKR received approval from the FDA for a pre-mixed bag formulation of Cardene.  Under the terms of the purchase agreement with EKR, we received a $25.0 million milestone payment as a result of this approval; such amount is included in net revenues for the three and nine months ended September 30, 2008. In addition, we recorded favorable changes in estimates to revenue and accounts receivable reserves during the quarter ended September 30, 2008, which resulted in an increase to net revenues totaling approximately $1.3 million.

(2)          Included within total costs and expenses for the nine months ended September 30, 2008 is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR.  At the time of sale, the likelihood of such reimbursements being required was not deemed probable and therefore no liability was initially recorded.

(3)          Income tax expense attributable to our discontinued operations during the nine months ended September 30, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets. Of the $20.2 million income tax expense, $8.1 million represents the benefit of certain tax deductions in connection with stock-based compensation, which was recorded as an offset to additional paid-in capital as of September 30, 2008. We recognized a net income tax benefit of $19.8 million in the third quarter of 2008 driven in large part by tax elections related to contingent consideration, in the form of milestone payments and royalties, we may receive from EKR.  During the first quarter of 2008, when we sold our former Cardiovascular Assets to EKR, we had calculated the related tax provision using both the upfront cash payment and the fair value of the contingent consideration as the basis for the provision.  During the third quarter of 2008, we elected to exclude the fair value of the contingent consideration from the basis of the tax provision, which reduced our overall tax expense related to the sale of the Cardiovascular Assets from the amount initially recognized in the first quarter of 2008 and resulted in a $24.3 million federal tax benefit during the quarter. Such benefit was partially offset by an increase in state income tax expenses related to legislation enacted in California that suspended the net operating loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009.  In connection with this legislation, we recognized a $7.4 million increase in our California tax expense for the nine months ended September 30, 2008, $5.1 million of which was attributable to our discontinued operations.

Commercial Restructuring

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we likely would eliminate in connection with the transactions (the Commercial Employees).  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during the first quarter of 2008, which was included within discontinued operations.  Substantially all related severance obligations were settled by the end of the third quarter of 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting of up to 25% of the original grant amount upon termination of such employees, if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During three and nine months ended September 30, 2008, respectively, we recognized $0 and $3.6 million of stock based compensation expense related to such modifications.

8. Sale of Manufacturing Assets

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

In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab will each provide transition services to the other over a maximum period of 12 months, or through March 2009. In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction.  Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010, and as of September 30, 2008, we have minimum purchase commitments of approximately $15.8 million for a certain number of production lots by the end of 2009.

9. Restructuring and Other Charges

Company-Wide Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in March 2008, in addition to other cost-cutting measures, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees).  All impacted employees were notified in March 2008.  Subsequent to the completion of the restructuring, we expect to have between 280 and 300 employees.

Employees terminated in connection with the restructuring are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  We are recognizing severance charges for Transition Employees over their respective estimated service periods.  During the three and nine months ended September 30, 2008, we recognized restructuring charges of $1.0 million and $9.4 million, respectively, which primarily related to post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.  These restructuring charges include those employees terminated immediately as well as the Transition Employees.

Facilities Related Restructuring

During the third quarter of 2007, we initiated our move from Fremont, California to our current location in Redwood City, California. In connection with this move, we ceased use of a portion of our leased property in Fremont, California and, as a result, we recognized idle facilities charges during 2007. The leases on these facilities terminated at the end of first quarter of 2008, and all related obligations were settled by June 30, 2008.

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

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at September 30, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges*	9,415	201	9,616
Payments	(6,932)	(1,887)	(8,819)
Balance at September 30, 2008	$2,894	$226	$3,120

* Excludes restructuring charges for employees terminated in connection with the sale of the Commercial and Cardiovascular Assets as those amounts are reflected as part of discontinued operations.  See Note 7 for further information.

Other Charges

In connection with our restructuring efforts, we have offered, and we continue to offer, retention bonuses and other incentives to two employee groups: (1) ongoing employees that we hope to retain after the restructuring, and (2) Transition Employees that we hope to retain through a transition period.  This is in addition to the retention programs that we implemented during the fourth quarter of 2007, under which we recognized $1.1 million in expenses in 2007.  We are recognizing the expenses for these retention programs over the period from the respective dates the programs were approved through the estimated service period for Transition Employees or until the expected pay-out date for ongoing employees.  We recognized $2.4 million and $8.5 million in expenses under these retention programs during the three and nine months ended September 30, 2008, respectively, which have been classified as research and development expenses and general and administrative expenses in the financial statements.  As of September 30, 2008, we had accrued $4.9 million related to these retention bonuses, which is included in accrued compensation on the Condensed Consolidated Balance Sheet.

10. Asset Impairment Charges

Total asset impairment charges recognized in continuing operations for the three months ended September 30, 2008 and 2007 were $0 and $0.3 million, respectively. The $0.3 million charge recognized during the third quarter of 2007 related to a particular software application for a project that we terminated.

Asset impairment charges recognized in continuing operations for the nine months ended September 30, 2008 and 2007 were $3.8 million and $5.3 million, respectively.  The $3.8 million charge recognized during the nine months ended September 30, 2008 primarily represented the costs of certain research equipment that is expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us, in each case, as a result of our restructuring activities. The $5.3 million impairment charges in 2007 consisted of a $5.0 million impairment of two buildings that comprised part of our former Fremont, California facilities and the $0.3 million impairment discussed above. With respect to the charges related to our former Fremont, California facilities, based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007.  We recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

11. Non-Monetary Transaction

In January 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech Corporation (Ophthotech), a privately held company, for an anti-angiogenesis antibody to treat Age-Related Macular Degeneration (AMD). Under the terms of the agreement, we and Biogen Idec granted Ophthotech worldwide development and commercial rights to all ophthalmic uses of volociximab (M200). In addition, we and Biogen Idec have an obligation to supply both clinical and commercial M200 product to Ophthotech.  In connection with this agreement, we received an equity position in Ophthotech, and we are entitled to receive a combination of development and commercial milestone payments and royalties on future product sales.

We estimated the fair value of the nonmarketable equity instruments received based predominately upon the price of similar Ophthotech equity instruments that Ophthotech had recently sold to independent parties for cash consideration.  Based on this approach, we estimated the fair value of our equity position to be $1.8 million, which is included in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2008.

For the purposes of revenue recognition, we are treating the grant of the license and the manufacturing obligation to provide M200 product to Ophthotech as a single unit of accounting under EITF 00-21.  Because we are unable to estimate the time period over which we are obligated to supply the M200 product, we have not recognized any revenue under the agreement.  The fair value of the consideration that we received from Ophthotech continues to be classified as long-term deferred revenue as of September 30, 2008. We do not intend to recognize any revenue related to this agreement until we are able to reasonably estimate the date at which our obligations will end.

12. Restricted Cash

As of September 30, 2008 and December 31, 2007, we had a total of $3.3 million and $28.3 million, respectively, of restricted cash. As of December 31, 2007, $25.0 million of the restricted cash supported letters of credit on which our landlord and construction contractor could draw if we did not fulfill our obligations with respect to the construction of our leasehold improvements to our Redwood City, California, facility. As of September 30, 2008, the letters of credit underlying the restricted cash had been released. The remaining $3.3 million of long-term restricted cash as of September 30, 2008 and December 31, 2007 supports letters of credit serving as a security deposit for obligations under our Redwood City leases.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Consulting and services	$9,903	$10,110
Accrued clinical and pre-clinical trial costs	2,181	6,314
Restructuring accruals	3,160	2,323
Accrued income taxes	6,428	1,357
Accrued interest	1,465	4,453
Construction in progress	226	2,288
Contract manufacturing	6,156	—
Other	5,137	6,993
Total	$34,656	$33,838

14. Income Taxes

Income tax expense attributable to our continuing operations during the three and nine months ended September 30, 2008 was $2.6 million and $5.0 million, respectively, which was related primarily to federal and state alternative minimum taxes as well as foreign taxes on income earned by our foreign operations.  As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet.

The income tax expense for our continuing operations for the three and nine months ended September 30, 2007 was $0.2 million and $0.6 million, respectively, which was related primarily to federal and state alternative minimum taxes and foreign taxes on income earned by our foreign operations.

In September 2008, California enacted legislation suspending the net operating loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009.  As a result, we recorded a $7.4 million increase in our California tax expense for the nine months ended September 30, 2008, $2.3 million of which was attributable to our continuing operations.

During the nine months ended September 30, 2008, we recorded a $7.9 million increase in our liabilities related to prior year uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.” This increase is a result of the Company refining its position for prior year uncertain tax positions.  We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

15. Fair Value Measurements

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require any new fair value measurements in GAAP. FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received if we were to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•      Level 1—quoted prices in active markets for identical assets and liabilities

•      Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•      Level 3—unobservable inputs

At September 30, 2008, our financial assets consisted solely of institutional money market funds which are considered to be Level 1 assets under FAS 157 and are classified as cash and cash equivalents in our balance sheet.

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

OVERVIEW

We are a biotechnology company focused on the discovery and development of novel antibodies in oncology and immunologic diseases. We receive royalties and other revenues through licensing agreements with biotechnology and pharmaceutical companies based on our proprietary antibody humanization technology platform. The technology subject to these licensing agreements has contributed to the development by our licensees of a number of marketed products. We currently have several investigational compounds in clinical development for oncology and immunologic diseases, two of which we are developing in collaboration with Biogen Idec MA, Inc. (Biogen Idec) and one of which we are developing in collaboration with Bristol-Myers Squibb Company (BMS). Our research platform is focused on the discovery of novel antibodies for the treatment of cancer and immunologic diseases.

During the period from March 2005 through early March 2008, we marketed and sold acute-care products in the hospital setting in the United States and Canada. We acquired the rights to three of these products, Cardene IV®, IV Busulfex® and Retavase®, which are non-antibody-based products, in connection with our acquisitions of ESP Pharma, Inc. as well as the rights to Retavase in March 2005. We subsequently acquired the rights to Cardene SR® in September 2006. These commercial products (together, the Commercial and Cardiovascular Assets) and the related operations (the Commercial and Cardiovascular Operations) were fully divested during the first quarter of 2008. We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets, which is presented within discontinued operations, during the nine months ended September 30, 2008.  In August 2008, EKR Therapeutics, Inc. (EKR), which acquired certain of our Commercial and Cardiovascular Assets, received approval from the U.S. Food and Drug Administration (FDA) for a pre-mixed bag formulation of Cardene.  Under the terms of the purchase agreement, we received a $25 million milestone payment from EKR as a result of this approval.

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

Also during March 2008, in an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees).  We offered these 130 Transition Employees and the approximately 300 employees that we expected to retain after the restructuring, retention bonuses and other incentives to encourage these employees to stay with the Company until the Spin-off of our biotechnology assets (see below) or with the Spin-off company after the separation transaction.  In connection with this overall restructuring effort, we expect to incur significant transition-related expenses through March 2009, a portion of which will be recognized as restructuring charges.

In April 2008, we announced our intent to spin off our biotechnology assets and related operations (the Biotechnology Business) into a separate publicly traded entity apart from our antibody humanization royalty assets (the Spin-off) by the end of 2008.  In the event that the Spin-off does occur, we expect to retain the rights to antibody humanization royalty revenues from current and future licensed products and plan to distribute this income to our stockholders, net of any operating expenses, debt service and income taxes.  Subsequent to the potential Spin-off, we plan to have only a nominal number of employees to support our intellectual properties, manage our related licensing operations and provide for certain essential reporting and management functions of a public company.  In connection with this process, we organized Facet Biotech Corporation (Facet Biotech), a wholly-owned subsidiary of PDL, which filed an initial Registration Statement on Form 10 with the Securities and Exchange Commission (SEC) during the third quarter of 2008.  We will continue to fund Facet Biotech’s operations through the Spin-off date, and we would transfer our biotechnology assets to Facet Biotech at the time of the Spin-off.  We expect to capitalize Facet Biotech with approximately $405 million in cash at the completion of the Spin-off transaction, which we expect will occur in December 2008.

Subsequent to the Spin-off, we intend to continue to operate as an independent, publicly traded Delaware company, but we plan to relocate our corporate headquarters and ongoing business operations to a new location outside California.  Currently, we are evaluating potential locations that would meet our ongoing business needs while also providing a more favorable cost structure.

In parallel with our Spin-off preparations, we also had been evaluating opportunities to monetize our antibody humanization royalty assets through a potential sale or securitization transaction; however, primarily due to current market conditions, we are not currently pursuing a monetization transaction, but will continue to evaluate whether such a transaction in the future is in the best interests of our stockholders.  Absent a monetization transaction, as previously announced, we expect to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders.

In April 2008, we declared a special cash dividend of $4.25 per share of common stock (the Dividend), which was paid in May 2008 using the proceeds from the sale of the Commercial and Cardiovascular Assets and the Manufacturing Assets. Based on the total shares outstanding as of the May 5, 2008 record date, the total Dividend was expected to be $507.0 million, of which $506.4 million was paid in May 2008.  The remaining $0.6 million unpaid portion of the Dividend related to the dividend payable on employee restricted stock awards that were unvested as of the date of the Dividend and would be paid to employees when and if they vest in the underlying restricted stock awards.  Through September 30, 2008, we had paid out $0.2 million upon vesting of restricted stock awards, and had reversed $0.1 million of the accrual as a result of forfeitures of restricted stock awards prior to vesting.

In August 2008, we entered into a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications.  Under the terms of the agreement, BMS has an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of certain pre-agreed preclinical studies currently underway. In connection with the closing of this agreement in September 2008, we received an upfront cash payment of $30 million from BMS, and we are eligible to receive development and commercialization milestones based on the further successful development of elotuzumab and, if it is included in the collaboration, PDL241. See Collaborative and Strategic Agreements for further details on the agreement.

In September 2008, we announced the appointment of Mr. Faheem Hasnain as our new president and chief executive officer (CEO), effective October 1, 2008.  If the Spin-off does occur, Mr. Hasnain will become president and CEO of Facet Biotech.

In November 2008, we announced the appointment of John P. McLaughlin to become president and CEO of PDL following the planned spin-off of Facet Biotech.  Following the planned spin-off, Mr. McLaughlin will lead the remaining royalty company, which will continue to operate under the PDL BioPharma name.

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc.

Research and Development Programs

We have several antibodies in various stages of development for cancer and immunologic diseases. The table below lists the antibodies for which we are pursuing development activities either on our own or in collaboration. These product candidates are at early stages of development.  None of our product candidates have been approved by the FDA and none of them have been commercialized.  Not all clinical trials for each product candidate are listed below. As part of our transition services agreement with EKR, which purchased the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets in March 2008, we continue to provide research and development services for certain life cycle management activities for Cardene.  Under this agreement, EKR reimburses us for all costs and expenses incurred in connection with these activities, all of which have been reflected as discontinued operations.  As this is no longer an on-going PDL-sponsored program, we have excluded Cardene from the table below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” in this Quarterly Report.

Phase of
Product Candidate	Description/Indication	Development	Collaborator

Daclizumab	Multiple sclerosis	Phase 2	Biogen Idec
	Transplant maintenance	Initiation of phase 2 being evaluated	—
Volociximab (M200)	Solid tumors	Phase 1 and phase 2	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1	BMS
PDL192	Solid tumors	Phase 1
PDL241	Immunologic deseases	Preclinical	*
Other preclinical research candidates	Onclogy/Immunology	Multiple candidates under evaluation

* Under the terms of our collaboration agreement with BMS to develop elotuzumab, BMS has an option to expand the collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies that are currently in process.

Daclizumab.    Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body.  Daclizumab is the active component of the drug Zenapax, which has been approved for acute transplant rejection and has been marketed by Hoffman La-Roche (Roche).

Beyond transplant induction therapy, we believe that this antibody mechanism has potential in a number of inflammatory diseases, including multiple sclerosis and as maintenance therapy in patients who have undergone organ transplant.  We have created a new high-yield manufacturing process and a higher concentration formulation required to move daclizumab into chronic treatment of these immunological diseases.  Currently, we have a worldwide strategic development collaboration for daclizumab with Biogen Idec in multiple sclerosis and other immunologic disease areas in which we share development costs and commercial rights.  Outside of the Biogen Idec collaboration, we wholly own the rights for daclizumab in respiratory and transplant maintenance indications.

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

Daclizumab in Asthma:

We have previously conducted a phase 2 double-blind placebo controlled clinical trial for daclizumab in patients with moderate to severe asthma. In connection with our ongoing portfolio review process, commercial evaluation and discussions with the FDA, we have decided to no longer pursue development of daclizumab in this indication at this time.

Daclizumab in Transplant Maintenance:  A potential extension of daclizumab clinical use is in transplant maintenance. Data from various studies have suggested a role for daclizumab in this indication, and we are evaluating opportunities and potential next steps for this program.

Volociximab (M200).    Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

We believe that volociximab may have potential in treating a range of solid tumors and that its role in angiogenesis may also aid in the treatment of age related macular degeneration (AMD).  Currently, we have a worldwide strategic development partnership with Biogen Idec for volociximab in oncology.  We and Biogen Idec also have an out-licensing agreement with Ophthotech Corporation for its development in AMD.

Volociximab in Solid Tumors:  We and our partner, Biogen Idec, are currently investigating volociximab in various open-label clinical trials in patients with advanced solid tumors. This includes phase 1-2 and phase 1 clinical trials in ovarian and non-small cell lung cancer.  Previously, we had conducted studies of voloxicimab in third-line ovarian cancer, pancreatic cancer, renal cell carcinoma and melanoma. These data and associated analyses have contributed to our understanding of the mechanism and safety profile of voloxicimab, and we are applying this knowledge to our ongoing programs.  We plan to continue to evaluate the data from our ongoing studies and collaborate with Biogen Idec on the future development plans for this antibody.

Volociximab in Eye Disorders:  We and Biogen Idec have licensed voloxicimab for ophthalmic indications to Ophthotech for various milestones and eventual royalties on potential product sales.

Elotuzumab (HuLuc63).    Elotuzumab is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal human cells. Elotuzumab also may induce anti-tumor effects through antibody-dependent cellular cytotoxicity (ADCC) activity on myeloma cells.  We believe elotuzumab has significant potential as a targeted therapy for multiple myeloma.

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

In August 2008, we entered in to a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications.  See Collaborative and Strategic Agreements for further details on the agreement.

PDL192.    PDL192 is a humanized monoclonal antibody that binds to the TWEAK (tumor necrosis factor-like weak inducer of apoptosis) receptor (TweakR), also known as Fn14 or TNFRSF12A, a cell surface glycoprotein with homology to the family of tumor necrosis factor (TNF) receptors. PDL192 appears to have dual mechanisms of action, where the binding to the target results in a biological signal detrimental to the cancer cell.  In addition, PDL192 may be able to recruit the immune system to also mediate ADCC activity to help destroy the tumor. Our scientists have demonstrated that TweakR is over-expressed in a number of solid tumor indications including pancreatic, colon, lung, renal, breast and head and neck cancers, and ongoing scientific work will help prioritize those tumors for therapeutic testing.  In preclinical studies, PDL192 also has been shown to significantly inhibit tumor growth of various models of human cancer in mice. We filed the IND for PDL192 in the second quarter of 2008 and have initiated a phase 1 dose escalation program in solid tumors.

PDL241.    PDL241 is a novel humanized monoclonal antibody that also binds to the CS1 glycoprotein but to a different region compared to elotuzumab. We believe PDL241 may have potential in immunologic diseases.  We are currently conducting preclinical toxicology and IND-enabling studies for this lead preclinical candidate which we hope to advance into the clinic.  Preclinical data including its target and potential mechanism will be made available in conjunction with any future IND filing for this antibody.  Under the terms of our collaboration agreement with BMS to develop elotuzumab, BMS has an option to expand the collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies.

Preclinical research candidates.    We are currently evaluating a series of discovery-stage antibody and target combinations, as well as multiple next-generation antibodies, for their suitability to progress into the clinic. Our goal is to continue to characterize a pool of novel and next generation antibodies, from which we can advance the most promising candidates into clinical development.

Technology Outlicense Agreements

We have licensed and will continue to offer to license our humanization patents in return for license fees, annual maintenance payments and royalties on product sales. The humanized antibody products listed below are currently approved for use by the FDA and are licensed under our patents.

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin™
Herceptin®
Xolair®
Raptiva®
Lucentis®
MedImmune, Inc. (a subsidiary of AstraZeneca)	Synagis® (1)
Wyeth	Mylotarg®
Elan Corporation, Plc (Elan)	Tysabri®
Roche	Zenapax® (2)

(1)   On August 22, 2008, MedImmune sent to us a notice under the patent license agreement, effective July 17, 1997, between MedImmune and us that MedImmune was exercising its rights under that agreement to have a non-binding determination made by non-conflicted legal counsel as to whether MedImmune’s Synagis® (palivizumab) product or motavizumab development product infringes claims under our Queen et al. patents.  See Legal Proceedings for further discussion.

(2)   Roche is obligated to pay us royalties on Zenapax only once product sales have reached a certain threshold; we have not received royalties on sales of Zenapax since the first quarter of 2006 and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

In our quarterly report on Form 10-Q for the period ended June 30, 2008, we disclosed that we expected to receive royalty revenues from UCB S.A. (UCB) on sales of UCB’s Cimzia® antibody product beginning in the third quarter of 2008. We believe that these royalty revenues are due under the Patent License Agreement, effective October 19, 2001 (the “Celltech License Agreement”), that we entered into with Celltech Therapeutics Limited (“Celltech”), which was acquired by UCB. Under the Celltech License Agreement, we licensed to Celltech certain rights under our Queen et al patents. On September 15, 2008, UCB informed us that it has taken the position that its Cimzia product does not infringe the Queen et al. patents and, therefore, does not intend to pay to us royalties under the Celltech License Agreement on sales of the Cimzia product.

We intend to continue to defend and enforce our rights under the Queen et al patents and to enforce our rights under the Celltech License Agreement.

Collaborative and Strategic Agreements

We have a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. Under our collaboration agreement with Biogen Idec, we share equally the costs of all development activities and, if any of the products are commercialized, all operating profits. If the products under our collaboration with Biogen Idec are successfully developed in multiple indications and all milestones are achieved, the agreement with Biogen Idec provides for development, regulatory and sales-based milestone payments totaling up to $660 million.  Of this amount, the agreement provides for $260 million in development and regulatory milestone payments related to daclizumab and $300 million in development and regulatory milestone payments and $100 million in sales-based milestone payments related to volociximab. To date, we have received $10 million of these milestone payments under our collaboration with Biogen Idec.

In August 2008, we entered into a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications.  Under the terms of the agreement, BMS has an option to expand the collaboration to include the PDL241 antibody upon the completion of certain pre-agreed preclinical studies.  In connection with the closing of this agreement in September 2008, we received an upfront cash payment of $30 million from BMS, and we are eligible to receive development and commercialization milestones based on the further successful development of both elotuzumab and PDL241, if it is included in the collaboration. If BMS exercises its option to expand the collaboration to include PDL241, we would receive an additional cash payment of $15 million upon such exercise.

Under the terms of our collaboration agreement with BMS, BMS funds 80% of the worldwide development costs and we fund 20%.  The companies would share profits on any U.S. sales of elotuzumab, with us receiving a higher portion of the profit share than represented by our 20% share of development funding.  Outside the United States, we would receive royalties on net sales.  In addition, we could receive additional payments of up to $480 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones for elotuzumab in multiple myeloma and other potential oncology indications.  If BMS exercises its option to expand the collaboration to include PDL241, we could receive additional payments of up to $230 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones. The same division of development costs and profit sharing that apply to elotuzumab would apply to PDL241.

Each collaboration agreement requires the respective parties to undertake extensive efforts in support of the collaboration and requires the performance of both parties to be successful.  Assuming successful development of the applicable products, we anticipate recognizing an increasing amount of revenue and expenses as we progress with each of these collaborations.

We continue to actively evaluate potential opportunities to partner certain programs with or out-license certain of our technologies to other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration or other agreements in the future.

Summary of Third Quarter of 2008

In the third quarter of 2008, we recognized revenues from continuing operations of $77.3 million, a 26% increase from $61.3 million in the comparable period in 2007. Our revenue growth was driven primarily by higher royalties related to our license agreements with Genentech and Elan.

Our total costs and expenses from continuing operations in the third quarter of 2008 were $64.3 million, a decrease from $69.7 million in the third quarter of 2007 due largely to the reduction in operating costs resulting from the sale of our manufacturing facility in the first quarter of 2008 and our restructuring plan that was initiated in the first quarter of 2008. In addition, total costs and expenses in the third quarter of 2008 included restructuring charges of $1.0 million, compared to restructuring charges of $4.5 million and asset impairment charges of $0.3 million during the third quarter of 2007.  Such decreases were offset by higher legal costs during the third quarter of 2008, principally related to the strategic review process, Spin-off preparations, royalty monetization efforts and ongoing litigation, as well as higher manufacturing costs. Our income from continuing operations for the third quarter of 2008 was $9.7 million, compared to a loss from continuing operations of $6.6 million in the prior-year comparable period. During the nine months ended September 30, 2008, net cash provided by operating activities was $91.8 million, an increase from $41.7 million provided by operating activities in the comparable period in 2007. At September 30, 2008, we had cash, cash equivalents, and restricted cash of $558.6 million, compared to cash, cash equivalents, marketable securities and restricted cash of $440.8 million at December 31, 2007.  As of September 30, 2008, we had $526.4 million in total debt outstanding, which included $500.0 million in convertible notes.

We expect that in the foreseeable future, our revenue growth will be generated primarily by increases in our royalties, with some potential increase in our collaboration and related milestone revenues if we are successful in the development of our products currently under collaboration agreements or if we are successful in entering into new collaboration agreements. We expect that our operating expenses in the near term will decrease significantly relative to recent historical expense levels due to the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets in March 2008, and the restructuring activities that are in process and that will continue over the next few quarters.  However, we expect to incur additional charges and expenses during 2008 and into 2009 related to the restructuring, including severance payments to terminated employees and retention incentives we have offered to ongoing employees and Transition Employees.

We also expect to incur significant costs in the fourth quarter as we continue to prepare for and implement the Spin-off of Facet Biotech.  In addition, we are actively seeking to sublease excess capacity in our Redwood City facilities.  If we are able to sublease any of this excess capacity, our lease expenses would decline.  The process of subleasing office space can be a lengthy and uncertain process and we cannot assure if and when we may sublease any of our excess capacity or the amount of excess capacity that we may ultimately be able to sublease.  In the future, after we complete our restructuring plans, we would expect our operating expense increases or decreases to correlate generally with the development of our potential products.  New collaboration or out-licensing agreements, and receipt of potential contingent consideration as described below, also would have an impact on our future financial results.

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

Further, SFAS No. 123(R) requires that employee stock-based compensation costs be recognized over the requisite service period, or the vesting period, in a manner similar to all other forms of compensation paid to employees. The allocation of employee stock-based compensation costs to each operating expense line are estimated based on specific employee headcount information at each grant date and estimated stock option forfeiture rates and revised, if necessary, in future periods if actual employee headcount information or forfeitures differ materially from those estimates. As a result, the amount of employee stock-based compensation costs we recognize in each operating expense category in future periods may differ significantly from what we have recorded in the current period. For example, during the second quarter of 2008, we increased our estimated forfeiture rate from 10.8% to approximately 19.5%, which was based on historical forfeiture rates adjusted for certain one-time events and the impact of more recent trends on our future forfeitures, resulting in a decrease to stock-based compensation expense during the quarter of $1.7 million. In future periods, we will continue to revise our estimated forfeiture rates. A hypothetical eight percentage point change in the rate of estimated stock option forfeitures could result in an increase or decrease to stock-based compensation expense of approximately $1.0 million.

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

The income tax provision for the quarter was calculated based on the results of operations for the three and nine months ended September 30, 2008 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction it will be located, we are not using an annual effective tax rate to apply to the operating income for the quarter.

Due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance on our Consolidated Balance Sheet.  However, if we are able to complete the Spin-off by the end of 2008, we expect that our history of royalty revenues and the significantly lowered cost structure to support our intellectual properties, manage our related licensing operations and provide for certain essential reporting and management functions of a public company would provide a basis to reverse the valuation allowance on our deferred tax assets as of December 31, 2008.  As of September 30, 2008, the valuation allowance on our deferred tax assets for net operating loss and credit carry forwards was approximately $23.6 million.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Royalties	$68,695	$55,135	25%	$223,336	$183,572	22%
License, collaboration and other	8,651	6,121	41%	23,232	25,597	(9)%
Total revenues	$77,346	$61,256	26%	$246,568	$209,169	18%

Our total revenues from continuing operations increased by $16.1 million, or 26%, and $37.4 million, or 18%, in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007 for reasons discussed below.

Royalties

Royalty revenues increased by $13.6 million and $39.8 million, or 25% and 22%, in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. The increase in the third quarter of 2008 compared to the third quarter of 2007 was driven primarily by an increase in the volume and percentage of Herceptin® product that was manufactured and sold outside the United States, which resulted in a greater percentage of Herceptin sales being subject to the higher, fixed royalty rate that applies to Genentech’s products that are both manufactured and sold outside the United States as opposed to the lower, tiered royalty fee structure that applies to Genentech’s products that are manufactured or sold in the United States.  In addition, overall growth in royalty-bearing net sales reported by our antibody product licensees contributed to the royalty revenue increase in the third quarter of 2008 as compared to the same period in 2007.  These increases were offset partially by a decrease in the effective royalty rate earned on aggregate underlying licensee net product sales due to the impact of the tiered fee structure applicable to sales of Genentech’s products that were either manufactured or sold in the United States.

The increase in royalty revenues for the nine months ended September 30, 2008 from the comparable 2007 period was primarily due to overall growth in royalty-bearing net sales reported by our antibody product licensees, partially offset by a lower effective royalty rate in 2008 when compared to 2007 under the Genentech tiered royalty fee structure (discussed below).

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

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenues):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2008	2007	2008	2007
Genentech	Avastin	28%	32%	27%	26%
	Herceptin	41%	41%	34%	38%
	Lucentis	11%	12%	10%	*
MedImmune	Synagis	*	*	16%	18%

* Less than 10%

License, Collaboration and Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
License and milestone from collaborations	$1,951	$1,622	20%	$5,260	$11,470	(54)%
R&D services from collaborations	5,625	3,649	54%	12,622	10,951	15%
License and other	1,075	850	26%	5,350	3,176	68%
Total revenue from license, collaboration and other	$8,651	$6,121	41%	$23,232	$25,597	(9)%

License, collaboration and other revenues recognized during the three and nine months ended September 30, 2008 and 2007 primarily consisted of revenues recognized under our collaboration agreements, upfront licensing and patent rights fees, milestone payments related to licensed technology and license maintenance fees. License, collaboration and other revenues in the three months ended September 30, 2008 increased in comparison to the same quarter in 2007 due primarily to the commencement of the BMS collaboration in September 2008. In connection with this agreement, we recognized $2.2 million in license, collaboration and other revenue, the significant majority of which was related to R&D services from collaborations. License, collaboration and other revenues for the nine months ended September 30, 2008 decreased in comparison to the same 2007 period primarily due to the accelerated recognition of deferred revenue in 2007 resulting from the April 2007 termination of our agreement with Roche to co-develop daclizumab for transplant maintenance.  This decrease in revenues was partially offset by $2.0 million in milestone payments, reflected as license and other revenues, which we received in the first quarter of 2008 from certain of our licensees, and the commencement of the BMS collaboration in the third quarter of 2008.

We continue to actively evaluate potential opportunities to partner certain programs with or out-license certain of our technologies to other pharmaceutical or biotechnology companies and expect that we will enter into other collaboration or other agreements in the future.

Costs and Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Research and development	$44,718	$47,695	(6)%	$132,799	$151,823	(13)%
General and administrative	18,545	17,187	8%	55,570	45,205	23%
Restructuring	990	4,545	(78)%	9,616	6,130	57%
Asset impairment charges	—	315	* %	3,784	5,331	(29)%
Gain on sale of asset	—	—	* %	(49,671)	—	* %
Total costs and expenses	$64,253	$69,742	(8)%	$152,098	$208,489	(27)%

* Not presented as calculation is not meaningful

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

				Research and		Research and
				Development Expenses for the		Development Expenses for the
		Phase of		Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Description/Indication	Development	Collaborator	2008	2007	2008	2007
				(in thousands)

Daclizumab				$10,724	$6,691	$26,508	$20,169
	Multiple sclerosis	Phase 2	Biogen Idec
	Transplant maintenance	Initiation of Phase 2 program being evaluated	—
	Asthma	Discontinued	—
Volociximab (M200)	Solid tumors	Phase 2	Biogen Idec	7,132	4,986	18,969	13,929
Elotuzumab (formerly HuLuc63)	Multiple myeloma	Phase 1	—	10,366	8,286	27,272	16,298
PDL192	Solid tumors	Phase 1 program being planned	—	3,064	6,111	9,278	21,752
Nuvion (visilizumab)		Terminated in August 2007		741	8,775	7,784	36,647
Other Program-Related Costs (1)	Multiple programs and products	—	—	4,110	129	10,999	1,955
Non-Program-Related Costs (2)	—	—	—	8,581	12,717	31,989	41,073
Total Research and Development Expenses				$44,718	$47,695	$132,799	$151,823

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

The decrease in our research and development expenses during the third quarter of 2008 in comparison to the comparable quarter in 2007 is attributable to decreases in our Nuvion® and PDL 192 program costs, partially offset by increases in development costs for daclizumab, volociximab and elotuzumab.  The $8.0 million decrease in Nuvion related development costs was due to the decision to terminate the Nuvion phase 3 development program during the third quarter of 2007, and the $3.1 million reduction in development expenses for PDL 192 was primarily driven by a decrease in PDL 192 manufacturing activity in the third quarter of 2008 as the manufacturing for our pre-clinical and Phase 1 trials for PDL 192 was completed in 2007. Both the $4.0 million increase in program costs for daclizumab, and the $2.1 million increase in program costs for elotuzumab were primarily due to clinical trial materials manufactured in 2008 and released in the third quarter.  The $2.1 million increase in volociximab development costs was due to increased development costs associated with certain trials being led by our collaborator.

The decrease in our research and development expenses during the nine months ended September 30, 2008 in comparison to 2007 is attributable to decreases in our Nuvion® and PDL192 program costs, partially offset by increases in development costs for elotuzumab and daclizumab.  The $28.9 million decrease in Nuvion costs was due to the decision to terminate the Nuvion phase 3 development program during the third quarter of 2007, and the $12.5 million reduction in development expenses for PDL192 was primarily driven by a decrease in PDL192 manufacturing activity in 2008 in comparison to 2007. The $11.0 million and $5.0 million increases in program costs for elotuzumab and volociximab, respectively, were due to manufacturing campaigns that occurred in 2008.  The $6.3 million increase in program costs for daclizumab was due to increased development costs associated with trials being led by our collaborator.

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

General and Administrative Expenses

General and administrative expenses consist of costs of personnel, professional services, consulting and other expenses related to our administrative and marketing functions, an allocation of facility and overhead costs and stock-based compensation expense accounted for under SFAS 123(R) as a component of personnel-related costs..

General and administrative expenses for the three months ended September 30, 2008 increased 8% to $18.5 million from $17.2 million during the comparable period in 2007. This increase was primarily due to $1.5 million of idle facility costs in our Redwood City facilities in addition to increases in legal costs of $1.3 million, which were principally related to the strategic review process, Spin-off preparations, royalty monetization efforts and ongoing litigation. These increases were partially offset by significant reductions in our personnel-related expenses as a result of our company-wide restructuring efforts that commenced in the first quarter of 2008.

For the nine months ended September 30, 2008, general and administrative expenses increased 23% to $55.6 million from $45.2 million during the comparable period in 2007. This increase was primarily due to increases in legal costs of $6.9 million principally related to our efforts to spin off Facet Biotech and monetize our royalties as well as ongoing litigation.  The increase was also driven by $4.1 million of idle facilities costs related to our Redwood City facilities in the first nine months of 2008.  These increases were partially offset by reductions in our personnel-related expenses as a result of our company-wide restructuring efforts that commenced in the first quarter of 2008.

Restructuring and Other Charges

Company-wide Restructuring

In an effort to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in March 2008, in addition to other cost-cutting measures, we commenced a restructuring plan pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees).  All impacted employees were notified in March 2008.  Subsequent to the completion of the restructuring, we expect to have between 280 and 300 employees.

Employees terminated in connection with the restructuring are eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services.  We are recognizing severance charges for Transition Employees over their respective estimated service periods.  During the three and nine months ended September 30, 2008, we recognized restructuring charges of $1.0 million and $9.4 million, respectively, which primarily related to post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company.  These restructuring charges include those employees terminated immediately as well as the Transition Employees.

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

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at September 30, 2008:

	Personnel	Facilities
(in thousands)	Costs	Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges*	9,415	201	9,616
Payments	(6,932)	(1,887)	(8,819)
Balance at September 30, 2008	$2,894	$226	$3,120

* Excludes restructuring charges for employees terminated in connection with the sale of the Commercial and Cardiovascular Assets as those costs are reflected as part of discontinued operations.  See Note 7 to the condensed consolidated financial statements for further information.

Other Charges

In connection with our restructuring efforts, we have offered, and we continue to offer, retention bonuses and other incentives to two employee groups: (1) ongoing employees that we hope to retain after the restructuring, and (2) Transition Employees that we hope to retain through a transition period.  This is in addition to the retention programs that we implemented during the fourth quarter of 2007, under which we recognized $1.1 million in expenses in 2007.  We are recognizing the expenses for these retention programs over the period from the respective dates the programs were approved through the estimated service period for Transition Employees or until the expected pay-out date for ongoing employees.  We recognized $2.4 million and $8.5 million in expenses under these retention programs during the three and nine months ended September 30, 2008, respectively, which have been classified as research and development expenses and general and administrative expenses in the financial statements.  As of September 30, 2008, we estimate that the total retention benefits payable under the plan in future periods will be approximately $11.9 million, of which we have accrued $4.9 million as of September 30, 2008. We expect to recognize approximately $7.0 million of additional expense and to pay out the retention bonuses through the end of 2009.

Asset Impairment Charges

Total asset impairment charges recognized in continuing operations for the three months ended September 30, 2008 and 2007 were $0.0 and $0.3 million, respectively. The $0.3 million charge recognized during the third quarter of 2007 related to a particular software application for a project that we terminated.

Asset impairment charges recognized in continuing operations for the nine months ended September 30, 2008 and 2007 were $3.8 million and $5.3 million, respectively.  The $3.8 million charge recognized during the nine months ended September 30, 2008 primarily represented the costs of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us, in each case, as a result of our restructuring activities. The $5.3 million impairment charges in 2007 consistent of a $5.0 million charge related primarily to the impairment of two buildings that comprised part of our former Fremont, California facilities and the $0.3 million charge discussed above. With respect to the charges related to our former Fremont, California facilities, based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007.  We recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

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

In March 2008, we closed the sales of the Commercial and Cardiovascular Assets. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories.  We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR). In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85.0 million, $6.0 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement includes contingent consideration of up to $85.0 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales. In the third quarter of 2008, we earned and received one of these milestone payments, a $25.0 million milestone payment related to the approval from the FDA for a pre-mixed bag formulation of Cardene.

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

The results of our discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net revenues (1)	$26,765	$48,812	$66,499	$146,901
Total costs and expenses (2)	(627)	(48,021)	(108,622)	(157,364)
Income tax benefit (expense) (3)	19,837	52	(20,215)	(124)
Loss from discontinued operations	$45,975	$843	$(62,338)	$(10,587)

(1)    In August 2008, EKR received approval from the FDA for a pre-mixed bag formulation of Cardene.  Under the terms of the purchase agreement with EKR, we received a $25.0 million milestone payment as a result of this approval; such amount is included in net revenues for the three and nine months ended September 30, 2008. In addition, we recorded adjustments to write off certain revenue and accounts receivable reserves during the quarter ended September 30, 2008, which resulted in an increase to net revenues totaling approximately $1.3 million. The adjustments were primarily the result of the reconciliation of our accounts receivable balances with our wholesaler customers in connection with the termination of our distribution agreements with them.

(2)    Included within total costs and expenses for the three and nine months ended September 30, 2008 is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR.  At the time of sale, the likelihood of such reimbursements being required was not deemed probable and therefore no liability was initially recorded.

(3)   Income tax expense attributable to our discontinued operations during the nine months ended September 30, 2008 was primarily related to the tax gain on the sale of the Commercial and Cardiovascular Assets. Of the $20.2 million income tax expense, $8.1 million represents the benefit of certain tax deductions in connection with stock-based compensation, which was recorded as an offset to additional paid-in capital as of September 30, 2008. We recognized a net income tax benefit of $19.8 million in the third quarter of 2008 driven in large part by tax elections related to contingent consideration, in the form of milestone payments and royalties, we may receive from EKR.  During the first quarter of 2008, when we sold our former Cardiovascular Assets to EKR, we had calculated the related tax provision using both the upfront cash payment and the fair value of the contingent consideration as the basis for the provision.  During the third quarter of 2008, we elected to exclude the fair value of the contingent consideration from the basis of the tax provision, which reduced our overall tax expense related to the sale of the Cardiovascular Assets from the amount initially recognized in the first quarter of 2008 and resulted in a $24.3 million federal tax benefit during the quarter. Such benefit was partially offset by an increase in state income tax expenses related to legislation enacted in California that suspended the net operating loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009.  In connection with this legislation, we recognized a $7.4 million increase in our California tax expense for the nine months ended September 30, 2008, $5.1 million of which was attributable to our discontinued operations.

In connection with the sale of the Commercial and Cardiovascular Assets, we entered into agreements with both Otsuka and EKR to provide certain transition services.  We expect to provide these transition services to Otsuka and EKR through 2008 and mid-2009, respectively.  Any fees or cost reimbursements that we receive for transition services are classified within discontinued operations.

Commercial Restructuring

In connection with the divesture of the Commercial and Cardiovascular Assets, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we likely would eliminate in connection with the transactions (the Commercial Employees).  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during the first quarter of 2008, which was included within discontinued operations.  Substantially all related severance obligations were settled by the end of the third quarter of 2008.

During the fourth quarter of 2007, the Compensation Committee of our Board of Directors approved a modification to the existing terms of outstanding stock options held by our Commercial Employees to accelerate the vesting of up to 25% of the original grant amount upon termination of such employees, if the sale of the Commercial and Cardiovascular Assets occurred prior to a change in control of the Company.  During the three and nine months ended September 30, 2008, respectively, we recognized $0 and $3.6 million of stock based compensation expense related to such modifications.

Interest and Other Income, Net and Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Interest and other income, net	$3,218	$5,378	(40)%	$12,553	$15,341	(18)%
Interest expense	$(3,983)	$(3,284)	21%	$(11,958)	$(10,268)	16%

Interest and other income, net for the three and nine months ended September 30, 2008 decreased from the comparable periods in 2007 due to lower average investment balances as well as lower interest rates earned on our investments.

Interest expense for the three and nine months ended September 30, 2008 primarily represents interest payable on our 2.00%, $250.0 million Convertible Senior Notes (the 2012 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2023 Notes). Interest expense increased during the 2008 periods primarily as a result of lower capitalized interest in the nine months ended September 30, 2008, since we completed the construction of the Redwood City facility in the fourth quarter of 2007.

Income Taxes

Income tax expense attributable to our continuing operations during the three and nine months ended September 30, 2008 was $2.6 million and $5.0 million, respectively, which was related primarily to federal and state alternative minimum taxes as well as foreign taxes on income earned by our foreign operations. As a result of the sale of our Commercial and Cardiovascular Assets in March 2008, we no longer have deferred tax liabilities, and due to our lack of earnings history, the gross deferred tax assets have been fully offset by a valuation allowance and no longer appear on our Consolidated Balance Sheet as of September 30, 2008.

The income tax expense for our continuing operations for the three and nine months ended September 30, 2007 was $0.2 million and $0.6 million, respectively which was related primarily to federal and state alternative minimum taxes and foreign taxes on income earned by our foreign operations.

During the nine months ended September 30, 2008 we recorded a $7.9 million increase in our liabilities related to prior year uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.” This increase is a result of the Company refining its position for prior year uncertain tax positions.  We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

In September 2008, California enacted legislation suspending the net operating loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009.  As a result, we recorded a $7.4 million increase in our California tax expense for the nine months ended September 30, 2008, $2.3 million of which was attributable to our continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties, interest income on invested capital and, from March 2005 to March 2008, net product sales. At September 30, 2008, we had cash, cash equivalents and restricted cash in the aggregate of $558.6 million, compared to cash, cash equivalents, marketable securities and restricted cash of $440.8 million at December 31, 2007.

Net cash provided by operating activities for the nine months ended September 30, 2008 was approximately $91.8 million, compared to net cash provided by operating activities of $41.7 million in the corresponding period in 2007. The increase in net cash provided by operating activities was primarily attributable to the $30.0 million upfront cash payment we received from BMS under the terms of our collaboration agreement, which was effective in September 2008, the $25.0 million milestone payment that we received from EKR under the terms of the sale of our former Cardiovascular Assets, higher royalty revenues and positive changes in our working capital accounts.  These factors increasing cash from operations were partially offset by lower net product sales due to the divestiture of the Commercial and Cardiovascular Assets in early March 2008 and an increase in legal expenses associated with our strategic review process, our spin-off process and ongoing litigation.

Net cash provided by investing activities was $602.4 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $32.9 million in the comparable period in 2007. The net cash provided by investing activities during the nine months ended September 30, 2008 was attributable primarily to net proceeds of $509.5 million received in connection with the sales of the Commercial and Cardiovascular Assets and the Manufacturing Assets and the maturing of an aggregate of $95.8 million of our short term investments and restricted cash. Net cash used in investing activities in the 2007 period primarily related to the purchase of property and equipment, principally related to improvements for our Redwood City facilities, partially offset by the net purchase of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2008 was $479.6 million, compared to net cash provided by financing activities of $22.2 million in the comparable period in 2007. The net cash used in financing activities during the nine months ended September 30, 2008 was primarily due to the special cash dividend payment declared in April 2008 of $506.6 million, partially offset by the reclassification from operating expenses of excess tax benefits from stock based compensation and proceeds from the issuance of our common stock in connection with employee stock option exercises. In the 2007 period, net cash provided by financing activities was driven from the issuance of our common stock in connection with employee stock option exercises.

In April 2008, we announced our intent to spin off our Biotechnology Business into a separate publicly traded entity apart from our antibody humanization royalty assets by the end of 2008.  In connection with this process, we organized Facet Biotech, a wholly-owned subsidiary of PDL, which filed an initial Registration Statement on Form 10 with the SEC during the third quarter of 2008. We will continue to fund Facet Biotech’s operations through the Spin-off date, and we would transfer our biotechnology assets to Facet Biotech at the time of the Spin-off. We expect to capitalize Facet Biotech with approximately $405 million in cash at the completion of the Spin-off transaction, which we expect will occur in December 2008.  Refer to the Overview section for further discussion of the Spin-off.

While we have been preparing for the Spin-off, we had been exploring in parallel the possible sale or securitization of all or part of our antibody humanization royalty assets.  As our ultimate goal is to separate our biotechnology assets from our antibody humanization royalty assets, a royalty transaction could have occurred in lieu of the Spin-off.  However, primarily due to current market conditions, we are not pursuing a royalty monetization transaction, but will continue to evaluate whether such a transaction in the future is in the best interests of our stockholders.  Refer to the Overview section for further discussion of the potential monetization of the Company’s antibody humanization royalty assets.

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

If and after we consummate the Spin-off, we believe that the revenues generated from our royalties will be sufficient to fund our operations into the foreseeable future.  If and after we consummate the Spin-off, many of the factors identified above would no longer impact our capital requirements.  In order to develop and commercialize our potential products, Facet Biotech may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing would be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of September 30, 2008 are as follows:

	Payments Due by Period
	Less Than			More than
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$3,862	$7,142	$8,754	$58,898	$78,656
Long-term liabilities (1)	3,540	7,452	7,967	43,418	62,377
Convertible notes	11,875	514,373	—	—	526,248
Contract manufacturing (2)	13,487	3,250	—	—	16,737
Total contractual obligations	$32,764	$532,217	$16,721	$102,316	$684,018

(1)   Includes lease payments related to certain of our facilities in Redwood City, California, and post-retirement benefit obligations.

(2)   Contract manufacturing obligations represent minimum purchase commitments, estimated at approximately $16.7 million at September 30, 2008, include $15.8 million of commitments under our clinical supply agreement with Genmab (see Gain on Sale of Assets section of Management’s Discussion and Analysis).

In addition to the amounts disclosed in the table above, we have committed to make payments for certain retention and severance related benefits. See Notes 7 and 9 to the Consolidated Financial Statements for further details. Further, we have committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of September 30, 2008. We estimate that such milestones that could be due and payable over the next year approximate $1.5 million and milestones that could be due and payable over the next three years approximate $3.0 million.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, there has been no material change in our market risk exposure from that described in our Annual Report on Form 10-K for the year ended December 31, 2007, except as related to our investment portfolio.  If market interest rates were to have increased by 1% as of December 31, 2007, the fair value of our portfolio would have declined by $0.1 million.  The modeling technique used measures changes in the fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.  Subsequent to December 31, 2007, the size and composition of our investment portfolio has changed.  As of September 30, 2008, our investment portfolio is approximately $555 million and consists solely of investments in money market funds.  If market interest rates were to have increased by 1% as of September 30, 2008, the fair value of our portfolio would have declined by $0.0 million.  However, credit and liquidity risks in the current market could adversely affect the value of our investments in money market funds.  If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value).   Many of the current issues affecting money market funds involve investments in commercial paper issued by Structured Investment Vehicles, or SIVs. Rating agencies have downgraded certain commercial paper. This has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold.  These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Money market funds may have also invested in auction rate securities.  With the failure of the auction market, the valuation of these securities, or replacement with alternative instruments, may cause investments to become ineligible or valued below amortized cost.  Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases.  Our money market funds maintained a USD 1.00 net asset value and were not subject to withdrawal restrictions as of September 30, 2008.  However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Since the material weakness was identified in 2007, we have taken steps to remediate the deficiencies that gave rise to this material weakness, including enhancing controls that had not been operating effectively and designing and implementing new controls to remediate design deficiencies within our financial statement close process. We have performed testing of a sample of both our new and our enhanced controls, and we believe that we have sufficient evidence to conclude and, therefore, we have concluded, that the control deficiencies that gave rise to the material weakness in our financial statement close process have been remediated as of September 30, 2008.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). The claims remitted cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The Opposition Division issued its interlocutory decision regarding this proceeding in September 2008. The opponents in this opposition have the right to appeal this decision of the Opposition Divisions on or before November 18, 2008. . Two notices of appeal have since been filed by Boehringer Ingelheim GmbH and Celltech R&D Limited.  The ‘216 Patent continues to be enforceable during the appeal process.

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

Patent Infringement Suit Against Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris™ (eculizumab) humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our antibody humanization patents, commonly referred to as the Queen patents. We are seeking monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. Fact discovery closes in December 2008. We intend to vigorously assert our rights under the patents-in-suit and defend against Alexion’s counterclaims.

Certain Communications from Our Licensees

We previously disclosed that we expected to receive royalty revenues from UCB S.A. on sales of Cimzia® (certolizumab pegol) product beginning in the third quarter of 2008.  We believe that this royalty revenue is due under the patent license agreement, effective October 19, 2001, we entered into with Celltech Therapeutics Limited (“Celltech”), which was acquired by UCB S.A.  Under that agreement, we licensed to Celltech certain rights under our Queen et al. patents.  On September 15, 2008, UCB S.A. informed us that it has taken the position that its Cimzia product does not infringe the Queen et al. patents and therefore does not intend to pay to us royalties on Cimzia product sales.

Separately, on August 22, 2008, MedImmune sent to us a notice under the patent license agreement, effective July 17, 1997, between Medimmune and us that MedImmune was exercising its rights under that agreement to have a non-binding determination made by non-conflicted legal counsel as to whether MedImmune’s Synagis® (palivizumab) product or motavizumab development product infringes claims under our Queen et al. patents.  Under that agreement, we and MedImmune will mutually select the non-conflicted legal counsel who would make this non-binding determination (the “Opinion Giver”).  We expect that the Opinion Giver would deliver to us and MedImmune its determination around the end of 2008.  MedImmune has been paying us royalties with respect to sales of the Synagis product on a quarterly basis since the third quarter of 1998.  We last received a royalty payment from MedImmune with respect to Synagis product sales in August 2008.

We intend to continue to defend and enforce our rights under our Queen et al. patents, as well as our rights under the patent license agreements with Celltech and MedImmune.

ITEM 1A.       RISK FACTORS

In April 2008, we announced our intent to spin off by the end of 2008 our biotechnology assets and related operations into a separate publicly traded entity, Facet Biotech Corporation (Facet Biotech) (the Spin-off), and we will retain our antibody humanization royalty assets after the Spin-off.  As a result, we discuss separately herein: (1) the risk factors related to PDL (pre-Spin-off), (2) the risk factors related to PDL’s royalty business and to PDL as a separte entity after the completion of the Spin-off (post-Spin-off) and (3) the risk factors related to Facet Biotech.  We have substantially revised and reorganized the risk factors and the descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

You should carefully consider and evaluate all of the information included and incorporated by reference in this Quarterly Report, including all of the risk factors listed below.  Prior to the Spin-off, any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock.  Following the Spin-off, we expect that the risk factors related to Facet Biotech will no longer be significant risks to us.

Keep these risk factors in mind when you read forward-looking statements contained in this Quarterly Report and the documents incorporated by reference in this Quarterly Report.  These statements relate to our or Facet Biotech’s expectations about future events and time periods.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” the negative of these words or words of similar import.  Similarly, statements that describe our or Facet Biotech’s reserves and our or Facet Biotech’s future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

As used in this Section, the term “Facet Biotech” means Facet Biotech Corporation, unless the context indicates a different meaning, and the terms “we,” “us,” “our,” “Company” and “PDL” mean PDL BioPharma, Inc., either before or after the Spin-off, as the context requires.

Risk factors related to PDL (pre-Spin-off)

The Spin-off process has diverted the attention of our management and employees, increased our professional services expenses, may disrupt our operations and could cause other difficulties.

The process to plan for and effect the Spin-off of our biotechnology operations will continue to demand a significant amount of time and effort from our management and employees.  The diversion of our management’s and employees’ attention to the Spin-off process may disrupt our operations, including by adversely impacting the progress of our antibody discovery and development efforts and our relationships with collaborators. In addition, we will continue to incur significant expenditures for professional services in connection with our planning and implementation of the Spin-off, including accounting services for the preparation of pro forma financial information for PDL and Facet Biotech and for legal services for PDL and Facet Biotech.

In October 2008, we appointed Faheem Hasnain as President and Chief Executive Officer of the Company.  Following the Spin-off, we expect that Mr. Hasnain will become President and Chief Executive Officer of Facet Biotech and Mr. Hasnain’s employment with us would terminate.  In November 2008, we appointed John McLaughlin to become the President and Chief Executive Officer of the Company following the Spin-off.  Following the planned Spin-off, Mr. McLaughlin will lead the remaining royalty company, which will continue to operate under the PDL BioPharma name. We also are currently seeking candidates to serve as our Chief Financial Officer and General Counsel after the Spin-off. The failure to recruit these candidates to serve following the Spin-off could adversely impact our future performance and our ability to comply with certain reporting obligations under the securities laws. In addition, subsequent to the Spin-off, we plan to relocate our corporate headquarters and ongoing business operations to a new location outside California.  We are evaluating potential locations that would meet our ongoing business needs while also providing a more favorable cost structure.

We expect to initially fund Facet Biotech with $405 million in cash. We expect that this initial capitalization, as well as future payments we may receive from our collaboration agreements with Biogen Idec MA, Inc. (“Biogen Idec”) and Bristol-Myers Squibb (“BMS”) and from the asset purchase agreement with EKR, each of which is being assigned to Facet Biotech, would fund Facet Biotech’s operations and working capital requirements for approximately three years after the closing of the Spin-off based on current operating plans.  Changes in our development or operations plans, however, could affect the initial cash funding needed to adequately capitalize the biotechnology entity.

There can be no assurance that the Spin-off will be completed.

In April 2008, we announced that we intended to separate our antibody humanization royalty assets from our biotechnology operations by spinning off our biotechnology operations into a separate publicly traded entity.  We filed a Form 10 Registration Statement with the SEC under a new registrant, Facet Biotech Corporation, on August

13, 2008 and have subsequently filed amendments to the Form 10.  We expect to complete this separation by the end of 2008.  Our ability to timely effect the Spin-off is subject to several conditions, including obtaining required regulatory approvals and obtaining the consent of third parties to the transfer of contractual rights to Facet Biotech.  The failure to obtain necessary approvals and consents could delay or make impractical our plan to effect the Spin-off. Furthermore, we must recruit and hire certain new management for PDL prior to the completion of the Spin-off. We cannot assure that we will be able to complete the Spin-off in a timely fashion, if at all.

We may pursue the sale or securitization of our antibody humanization royalties.

We have in the past evaluated opportunities to monetize our antibody humanization royalty assets through a potential sale or securitization transaction and distribution of proceeds from such a sale or securitization transaction to stockholders, either in conjunction with or in lieu of the Spin-off, but on November 6, 2008, we announced that, primarily due to market conditions, we were no longer pursuing a monetization transaction, but will continue to evaluate whether such a transaction in the future is in the best interests of our stockholders.  Any sale of our antibody humanization royalties would decrease our revenues, while a securitization of our antibody humanization royalties would increase our expenses as we would become obligated to make periodic principal and interest payments on any notes issued in connection with such securitization.  Even if we decide to actively pursue the sale or securitization, there can be no assurance that a suitable buyer will be found for our antibody humanization royalties or the financial markets would have the appropriate conditions for a securitization transaction.

Our historical financial information is not necessarily indicative of our future financial position, future results of operations or future cash flows and may not be representative of the respective results as separate companies.

Our historical financial information included herein does not reflect what the respective financial position, results of operations or cash flows would have been as two separate stand-alone companies during the periods presented and is not necessarily indicative of any future financial position, future results of operations or future cash flows for either company.  This is primarily a result of the following factors:

•              Historically, our operations were conducted as part of a consolidated entity. Therefore, our historical combined financial statements reflect allocations of costs for services shared with our biotechnology operations. These allocations may differ significantly from the costs we will incur for these services as a company separate from Facet Biotech.

•              Our historical financial statements include the operation of our manufacturing facility which was sold in the first quarter of 2008.

•              During the fiscal years ended December 31, 2007 and December 31, 2008, we substantially reduced the number of employees of our biotechnology operations and we are in the process of implementing the reductions. Facet Biotech will bear the related costs following the Spin-off.

•              After the completion of the Spin-off, the cost of capital for Facet Biotech’s business may be higher than PDL’s cost of capital prior to the Spin-off because PDL’s credit ratings are higher than what Facet Biotech’s are contemplated to be following the Spin-off.

Investors should refer to the pro forma financial information (subject to the assumptions and qualifications contained therein) of PDL (post-Spin-off) and Facet Biotech in order to understand the performance of each entity but should not rely on such information as any indication of future performance. When available, investors will be able to access the pro forma financial information in our filings with the SEC at the SEC’s website at www.sec.gov or upon request to PDL.

Our ongoing restructuring efforts could distract our management and employees, disrupt operations, make more difficult our ability to attract and retain key employees and cause other difficulties.

In an effort to reduce operating costs to a level more consistent with a biotechnology company focused solely on antibody discovery and development, in March 2008, we commenced a restructuring pursuant to which we have eliminated approximately 200 employment positions.  We intend to eliminate approximately 50 additional employment positions over the next three to six months. Facet Biotech will bear the related costs that are incurred following the Spin-off.  We offered the employees that we expect to retain after the restructuring retention bonuses and other incentives to encourage these employees to stay with the Company. The disruption and uncertainty caused by our restructuring could cause employees to seek other employment opportunities notwithstanding the retention incentives we have implemented. The loss of personnel during this period could disrupt operations.  This disruption and uncertainty may also make the recruitment of key personnel more difficult, including the recruitment of a Chief Financial Officer and General Counsel to serve PDL after the Spin-off.

Our restructuring efforts may continue to divert the attention of our management and employees away from operations, harm our reputation and increase our expenses.  We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will succeed, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring plans or that we will successfully spin off our biotechnology operations.

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

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. If we identify a material weakness we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our quarterly reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008, and our annual report on Form 10-K for the year ended December 31, 2007.

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

Risk factors related to PDL (post Spin-off)

The risks set forth below are primarily attributable to PDL’s royalty business and to PDL as a separate entity after the completion of the Spin-off.  We may not realize the potential benefits that are expected from the Spin-off.  Further, our stockholders may not realize the intended benefits of the Spin-off.  Prior to the Spin-off, these risks as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which could in turn materially and adversely affect the trading price of shares of our common stock.  If the Spin-off is consummated, we expect that each of the risk factors listed below will remain significant for PDL.

Our antibody humanization patents, which are of significant value to us, are being challenged and a successful challenge or refusal to take a license could limit our future revenues.

Two of our Queen patents were issued to us by the European Patent Office, European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent).  Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents.  An adverse decision in the pending European oppositions could have a material impact on our ability to collect royalties on European sales of our licensee’s products, and could encourage challenges to our related Queen patents in other jurisdictions, including the United States.  In addition, disputes with existing licensees could result in litigation in which the validity and/or enforceability of the Queen patents could be challenged.  We cannot assure you that we will be successful if the validity and/or enforceability of the Queen patents are challenged for any reason.  In the event of a final, nonappealable judgment that some or all of the Queen patents are invalid or unenforceable, there is a substantial likelihood that one or more of our licensees will cease paying royalties under the terms of our existing license agreements.  For example, in August 2008, MedImmune sent to us a notice under the Patent License Agreement, effective July 17, 1997, between the Company and MedImmune (the “MedImmune License Agreement”), that MedImmune was exercising its asserted rights under the MedImmune License Agreement to have a non-binding written determination made by non-conflicted legal counsel as to whether MedImmune’s Synagis (palivizumab) product or motavizumab development product infringes claims under the Queen patents, including U.S. Patent Nos. 5,585,089, 5,693,761, 5,693,762 and 6,180,370.  Although MedImmune has paid us royalties under the MedImmune License Agreement with respect to sales of the Synagis (palivizumab) product on a quarterly basis since the third quarter of 1998, we cannot assure you that MedImmune will continue to pay us royalties.  We last received a royalty payment from MedImmune with respect to sales of the Synagis (palivizumab) product in August 2008.  Also, in September 2008, UCB S.A. informed us that it has taken the position that its Cimzia (certolizumab pegol) product does not infringe the Queen patents and therefore does not intend to pay to us royalties under the patent license agreement, effective October 19, 2001 (the “Celltech License Agreement”), we entered into with Celltech Therapeutics Limited, which was acquired by UCB S.A.  We believe that the Celltech License Agreement covers the Cimzia product.  We intend to vigorously defend and enforce our rights under the Queen patents and to enforce our rights under the MedImmune License Agreement and Celltech License Agreement.

Our ability to maintain and increase our revenues from licensing our Queen patents is dependent upon third parties maintaining their existing licensing arrangements, exercising rights under existing patent rights agreements and paying royalties under existing patent licenses with us. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, or challenge whether particular existing or follow-on products are within the scope of our Queen patents, and therefore not subject to royalty payments, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights.  Such efforts would increase our expenses and could be unsuccessful.

We derive a significant portion of our royalty revenues from a limited number of licensees and our future success depends on the ability of our licensees to obtain market acceptance for their products.

We derive a significant portion of our royalty revenue from a limited number of licensees.  Our major customers include Genentech, which accounted for 70%, 68%, 60%, and 55% of our total revenues from continuing operations for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively, and MedImmune, which accounted for 15%, 14%, 13% and 21% of our total revenues from continuing operations for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively.  Our future success depends primarily upon the continued market acceptance of our licensee’s commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance.  We have no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

Our common stock may lose value due to several factors, including the expiration of the Queen patents, failure to meet expectations and turnover in our investor base after the Spin-off.

After the Spin-off, substantially all of our revenues will be derived from our license agreements relating to the Queen patents, which generally expire in 2014.  Shortly after the expiration of all of the Queen patents, we will cease receiving patent-related royalties from our licensees, and, as a result, our common stock may have little value.  In addition to all of the risk factors listed herein, some other factors may also have a significant effect on the market price of our common stock, such as comments and expectations of results made by securities analysts.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly.  A significant drop in the price of a company’s common stock often leads to the filing of securities class action litigation against the company.  This type of litigation against us could result in substantial costs and may lead to a diversion of management’s attention and resources.

In addition, following the Spin-off, we expect that there may be a significant amount of turnover in our investor base because those investors that have invested in us because of our biotechnology operations may divest following the Spin-off.  This turnover may have a significant effect on the market price of our common stock.  Also, we expect that in connection with the distribution of shares of Facet Biotech common stock at the time of the Spin-off, the market price of our common stock will decline by the value attributed to the shares of Facet Biotech common stock that we will distribute to our stockholders.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect our patent and other intellectual property rights.  The issuance, scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings.  Patents, if issued, may be challenged, invalidated, circumvented or rendered unenforceable.  The issuance of a patent is not conclusive as to its validity or its enforceability.  U.S. patents and patent applications may also be subject to interference proceedings, U.S. patents may be subject to reexamination or reissue proceedings in the U.S. Patent and Trademark Office, or PTO, and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices.  These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application.  In addition, such interference, reexamination, reissue and opposition proceedings may be costly.  Furthermore, no consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts.  These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents.  Any limitation in claim scope could reduce our ability to negotiate or collect royalties based on these patents.  Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country.

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products.  Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state, and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling, and promotion of drugs for human use.  As a result of these requirements, the length of time, the level of expenditures, and the laboratory and clinical information required for approval of a BLA or NDA are substantial and can require a number of years.  In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA regulations, including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians, and/or a product recall or withdrawal.  Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing.  The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physician’s willingness to prescribe, or patient’s willingness to use, the applicable product.  In either case, our revenues could be materially and adversely affected.  For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (“PML”), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy.  In July 2008, Biogen Idec and Elan announced two new cases of PML in patients treated with the Tysabri antibody.  As a result, if physicians prescribe Tysabri less frequently due to the PML risk, or if Biogen Idec and Elan suspend the marketing and commercial distribution of the Tysabri antibody, either voluntarily or mandated by a regulatory agency such as the FDA, the amount of royalties we receive will be adversely affected.  In addition, the current regulatory framework could change or additional regulations could arise at any stage during our licensees’ product development or marketing, which may affect our licensee’s ability to obtain or maintain approval of their licensed products.  Delays in our licensees receiving regulatory approval for licensed products, or their failure to maintain existing regulatory approvals, could have a material adverse effect on our business.

We must attract, retain and integrate key employees in order to succeed.  It may be difficult to recruit, retain and integrate key employees after the Spin-off.

To be successful, we must attract, retain and integrate qualified personnel.  After the Spin-off, our only remaining business will be our antibody humanization royalties assets and we expect to have less than 10 employees, which may make it difficult for us to recruit and retain qualified personnel.  If we are unsuccessful in attracting, retaining and integrating qualified personnel, particularly at the management level, our business could be impaired.

Our agreements with Facet Biotech may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements related to the Spin-off, including the separation and distribution agreement, tax sharing and indemnification agreement, transition services agreement and non-exclusive cross license agreement, are being negotiated in the context of the Spin-off while Facet Biotech is still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may not be able to collect on indemnification rights from Facet Biotech.

Under the terms of the separation and distribution agreement with Facet Biotech, we and Facet Biotech each will agree to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that will be retained by our respective companies.  These indemnification obligations could be significant.  The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies.  We cannot assure you that, if Facet Biotech has to indemnify us for any substantial obligations, Facet Biotech will have the ability to satisfy those obligations.  If Facet Biotech does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead.  For example, If Facet Biotech does not have the ability to pay monthly rent and other expenses related to the real property leases for Facet Biotech’s corporate headquarters in Redwood City, California consisting of approximately 450,000 square feet of office and lab space, we may be required under the terms of the lease to pay such amounts, which could have a material adverse effect on the amount or timing of any distribution to our stockholders.

Our licensees face competition.

Our licensees face competition from other pharmaceutical and biotechnology companies.  The introduction of new competitive products or follow-on biologics may result in lost market share for our licensees, reduced utilization of licensed products, lower prices, and/or reduced licensed product sales, any of which could reduce our royalty revenue and have a material adverse effect on our results of operation.

Decreases in third-party reimbursement rates may affect sales of licensed products.

Sales of our licensees’ products will depend significantly on the extent to which reimbursement for the cost of licensed products and related treatments will be available to physicians and patients from U.S. and international government health administration authorities, private health insurers, and other organizations.  Decreases in third-party reimbursement for our licensees’ products could reduce usage and sales of the products, and may have a material adverse effect on our business.

Our revenues and operating results will likely fluctuate in future periods.

Our antibody humanization royalty revenues may be unpredictable and fluctuate since they depend upon, among other things, the seasonality and rate of growth of sales of existing and licensed products and the mix of U.S.-based Sales and ex-U.S.-based Sales in connection with our master patent license agreement with Genentech.

We have received a significant portion of our royalty revenues from sales of Synagis, which is marketed by MedImmune.  This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters.  The seasonality of Synagis sales is expected to continue to contribute to fluctuation in our revenues from quarter to quarter.

Our master patent license agreement with Genentech provides for a royalty fee structure that has four tiers, under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere in a given calendar year decreases on incremental U.S.-based Sales above the net sales thresholds.  As a result, Genentech’s average annual royalty rate declines as Genentech’s U.S.-based Sales increase.  With respect to Genentech’s royalty-bearing products that are both manufactured and sold outside of the United States, the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Sales.  The mix of U.S.-based Sales and ex-U.S.-based Sales and the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in future periods.

We may reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of any distribution to our stockholders.

At September 30, 2008, we had $651.9 million in total liabilities outstanding, including $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the “2012 Notes”) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the “2023 Notes”).  Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event (as defined in the indenture).  Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change (as defined in the indenture).  We may reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations, including the payment of principal and interest, relating to the 2023 Notes and 2012 Notes, which could adversely affect the amount or timing of any distribution to our stockholders.

The conversion of any of the outstanding 2023 Notes or 2012 Notes into shares of our common stock would have a dilutive effect, which could cause our stock price to go down.

The 2023 Notes and 2012 Notes are convertible, at the option of the holder, into shares of our common stock at varying conversion rates. We have reserved shares of our authorized common stock for issuance upon conversion of the 2023 Notes and 2012 Notes. If any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure. If any or all of the 2023 Notes or 2012 Notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the 2023 Notes or 2012 Notes, respectively, then outstanding. Such payments could have a material adverse effect on our cash position.

In connection with the Spin-off, the conversion rates of the 2023 Notes and 2012 Notes will be adjusted upward.  Currently, the conversion rate for the 2023 Notes is 72.586 shares per $1,000 principal amount of 2023 Notes (or a conversion price of approximately $13.78 per share) and the conversion rate for the 2012 Notes is 61.426 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $16.28 per share).  For the 2023 Notes, the conversion rate will be increased by multiplying the current conversion rate by a fraction, the numerator of which is the average pre-Spin-off closing price of our common stock for the ten consecutive trading days immediately preceding the record date for the Spin-off, and the denominator of which is the difference of such average closing price and the fair market value of Facet Biotech’s common stock applicable to one share of our common stock as determined by our board of directors.  The adjusted conversion rate for the 2023 Notes will become effective on the business day immediately following the record date for the Spin-off.  We expect such adjustment to result in an increased number of shares of our common stock issuable to the holders of the 2023 Notes upon conversion.  For the 2012 Notes, the conversion rate will be increased by multiplying the current conversion rate by an adjustment factor equal to the sum of the daily adjustments for each of the ten consecutive trading days beginning on the effective date of the Spin-off.  The daily adjustment for each such trading day is a fraction, the numerator of which is the sum of the closing price of our common stock and the closing price of Facet Biotech’s common stock applicable to one share of our common stock, and the denominator of which is the product of ten and the closing price of our common stock.  The adjusted conversion rate for the 2012 Notes will become effective on the tenth trading day from, and including, the effective date of the Spin-off.  We expect such adjustment to result in an increased number of shares of our common stock issuable to the holders of the 2012 Notes upon conversion.  Because the conversion rates of the 2023 Notes and 2012 Notes will be adjusted upward in connection with the Spin-off, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates become effective.

Upon our distribution of the common stock of Facet Biotech, we could be required to utilize some or all of our net operating loss and tax credit carryforwards and, if such carryforwards are fully utilized, we could incur a current tax liability.

We could recognize taxable gain upon our distribution of the common stock of Facet Biotech, which generally would occur if the gross fair market value of the distributed assets exceeds our tax basis.  If we were to recognize a taxable gain in connection with such distribution, we would need to utilize some or all of our net operating loss and tax credit carryforwards, which would reduce the amount of such carryforwards available to reduce our tax liability in future years and increase our current tax liability.  We do not expect the Spin-off to result in our recognition of a material amount of taxable gain due to our estimate of the fair market value of the distributed assets and our significant tax basis in such assets and, if we do recognize taxable gain in connection with the Spin-off, we do not expect to incur a material current tax liability.  Nevertheless, our estimate of the fair market value of the distributed assets may be significantly less than the ultimate valuation of such assets and, as a result, we could be required to utilize some or all of our net operating loss and tax credit carryforwards and, if such carryforwards are fully utilized, our current tax liability could increase.  The investors are urged to consult their tax advisor with respect to the specific tax consequences of the Spin-off including the effects of U.S. federal, state and local, and foreign and other tax rules, and the effect of possible changes in tax laws.

Risk factors related to Facet Biotech

The risks set forth below are primarily attributable to our biotechnology operations which we expect to be spun off as a separate entity after the completion of the Spin-off.  Prior to the Spin-off, these risks as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which could in turn materially and adversely affect the trading price of shares of our common stock.  If the Spin-off is consummated, we expect that each of the risk factors listed below will no longer be significant risks to us.

Facet Biotech may not realize the potential benefits from the Spin-off.

By separating from us, there is a risk that Facet Biotech may be more susceptible to market fluctuations and other adverse events than it would have been were it still a part of PDL.  In addition, Facet Biotech will incur significant costs, which may exceed its estimates, and Facet Biotech will incur some negative effects from its separation from PDL, including the loss of royalty revenue derived from PDL’s royalty business.

As a stand-alone company, Facet Biotech will not receive any of the royalty revenue or cash flows derived from our royalty business.

For the nine months ended September 30, 2008 and year ended December 31, 2007, we received $223.3 and $221 million, respectively or approximately 91% and 85%, respectively of our revenue from continuing operations from royalties derived from our royalty business. After the completion of the separation, Facet Biotech will not receive any such revenue. We will initially contribute to Facet Biotech cash and cash equivalents of $405 million. In addition, under the terms of the separation and distribution agreement between PDL and Facet Biotech, we are responsible for all operating expenses and related liabilities that were incurred prior to the Spin-off. However, for ease of administration and in connection with the assignment of certain rights and obligations from PDL to Facet Biotech, Facet Biotech will assume the obligation to pay for certain of the current liabilities upon the Spin-off. We and Facet Biotech will determine the amount of such current liabilities within 30 days after the date of the Spin-off, and we will deliver to Facet Biotech a payment to reimburse Facet Biotech for assuming the obligation to pay such liabilities. Facet Biotech expects that this initial cash contribution as well as future payments from Facet Biotech’s collaboration agreements with Biogen Idec and BMS and certain other agreements, each of which is being assigned to Facet Biotech, would fund Facet Biotech’s operations and working capital requirements for approximately three years after the closing of the Spin-off, based on current operating plans. Facet Biotech cannot assure you, however, that such funds will meet its working capital and operational needs or that its working capital requirements will not increase beyond its current expectations. Facet Biotech will likely need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements to fully execute its business strategy.

Facet Biotech anticipates that it will incur losses for the foreseeable future. Facet Biotech may never achieve or sustain profitability. Facet Biotech’s revenues, expenses and operating results will likely fluctuate in future periods.

Facet Biotech’s business has experienced significant net losses and it expects to continue to incur additional net losses over the next several years as it continues its research and development activities and incurs significant preclinical and clinical development costs.  During the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, Facet Biotech recognized cumulative losses of $692.0 million.  Since Facet Biotech or its collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, Facet Biotech’s expenses may continue to exceed any revenues it may receive. Facet Biotech’s commitment of resources to the continued development of its products will require significant additional funds for development. Facet Biotech’s operating expenses also may increase if:

•                                          its earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•                                          additional preclinical product candidates are selected for further clinical development;

•                                          it pursues clinical development of its potential products in new indications;

•                                          it increases the number of patents it is prosecuting or otherwise expend additional resources on patent prosecution or defense; and

•                                          it invests in research or acquires additional technologies, product candidates or businesses.

In the absence of substantial licensing, milestone and other revenues from third-party collaborators, royalties on sales of products licensed under Facet Biotech’s intellectual property rights, future revenues from its products in development or other sources of revenues, Facet Biotech will continue to incur operating losses and may require additional capital to fully execute its business strategy. The likelihood of reaching, and time required to reach, sustained profitability are highly uncertain.

Facet Biotech’s revenues and expenses may be unpredictable and may fluctuate from quarter to quarter due to, among other things, the timing and the unpredictable nature of clinical trial, manufacturing and related expenses, including payments owed by Facet Biotech and to Facet Biotech under collaborative agreements for reimbursement of expenses, and future milestone revenues under collaborative agreements.  In addition, the recognition of clinical trial and other expenses that Facet Biotech otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances.  In such a case, it may cause Facet Biotech’s expenses during that period to be higher than they otherwise would have been had the circumstances not occurred.  For example, if Facet Biotech terminates a clinical trial for which it paid non-refundable upfront fees to a clinical research organization and in which Facet Biotech did not accrue all of the patient costs, the recognition of the expense associated with those fees that Facet Biotech was recognizing as it accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

Facet Biotech will assume from PDL the real property leases held by PDL, including the leases for Facet Biotech’s corporate headquarters in Redwood City, California consisting of approximately 450,000 square feet of office and lab space.  Facet Biotech expects to utilize only a portion of this space given its expected scope of operations.  Facet Biotech is therefore actively seeking to sublease most or all of these facilities to a third party, and anticipate that it will be able to do so.  However, if Facet Biotech does not sublease the facilities or does not sublease them on terms that it anticipates, its total operating expenses will be higher than anticipated.

If Facet Biotech’s research and development efforts are not successful, Facet Biotech may not be able to effectively develop new products.

Facet Biotech will engage in research activities intended to, among other things, identify antibody product candidates that it may progress into clinical development. These research activities include efforts to discover and validate new targets for antibodies in oncology and immunologic diseases. Facet Biotech obtains new targets through its own drug discovery efforts and through in-licensing targets from institutions or other biotechnology or pharmaceutical companies. Facet Biotech’s success in identifying new antibody product candidates depends upon its ability to discover and validate new targets, either through its own research efforts, or through in-licensing or collaborative arrangements. In order to increase the possibilities of identifying antibodies with a reasonable chance for success in clinical studies, part of Facet Biotech’s business strategy is to identify a higher number of potential targets than it expects to be able to progress through clinical development.

Facet Biotech’s antibody product candidates are in various stages of development and many are in an early development stage. If Facet Biotech is unsuccessful in its research efforts to identify and obtain rights to new targets and generate antibody product candidates that lead to the required regulatory approvals and the successful commercialization of products, its ability to develop new products could be harmed.

To supplement its research efforts, from time to time Facet Biotech may in-license or otherwise acquire from others rights to products in-development or early-stage technology. Acquiring rights to products in this manner poses risks, including that it may be unable to successfully integrate the research, development and commercialization capabilities necessary to bring these products to market.

Unless Facet Biotech’s clinical studies demonstrate the safety and efficacy of its product candidates, it will not be able to commercialize its product candidates.

To obtain regulatory approval to market and sell any of its existing or future product candidates, Facet Biotech must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical and clinical studies, that its product candidates have an acceptable safety profile and are efficacious. Facet Biotech may not conduct the types of testing eventually required by regulatory authorities to demonstrate an adequate safety profile for the particular indication, or the tests may indicate that the safety profile of its product candidates is unacceptably inferior to therapeutics with comparable efficacy or otherwise unsuitable for use in humans in light of the expected therapeutic benefit of the product candidate. Clinical trials and preclinical testing are expensive, can take many years and have an uncertain outcome. In addition, initial testing in preclinical studies or in phase 1 or phase 2 clinical trials may indicate that the safety profile of a product candidate is adequate for approval, but does not ensure that safety issues may not arise in later trials, or that the overall safety profile for a product candidate will be sufficient for regulatory approval in any particular product indication. Facet Biotech may experience numerous unforeseen events during, or as a result of, the preclinical testing or clinical studies or clinical development, which could delay or prevent its ability to develop or commercialize its product candidates, including:

•                                          Facet Biotech’s testing or trials may produce inconclusive or negative safety results, which may require it to conduct additional testing or trials or to abandon product candidates that it believes to be promising;

•                                          Facet Biotech’s product candidates may have unacceptable pharmacology, toxicology or carcinogenicity; and

•                                          Facet Biotech’s product candidates may cause significant adverse effects in patients.

Even if Facet Biotech is able to demonstrate efficacy of any product candidate, any adverse safety events would increase its costs and could delay or prevent its ability to continue the development of or commercialize its product candidates, which would adversely impact its business, financial condition and results of operations. Facet Biotech is aware that its drug candidates can cause various adverse side effects in humans, some of which are predictable and some of which are unpredictable. Facet Biotech proceeds to evaluate the safety and efficacy of these drug candidates based on data it accumulates from preclinical assessments and ongoing clinical studies. Facet Biotech believes that its drug candidates have an acceptable safety profile for the potential indications in which it is currently conducting clinical trials. Data from ongoing or future clinical trials may indicate that a drug candidate causes unanticipated or more significant adverse side effects either used alone or when used in combination with other drugs, in particular patient populations or at increased dosages or frequency of administration. This may lead Facet Biotech to conclude that the drug candidate does not have an acceptable safety profile for a particular patient population or use.

The failure to gain market acceptance of Facet Biotech’s product candidates among the medical community would adversely affect its revenue.

Even if approved, Facet Biotech’s product candidates may not gain market acceptance among physicians, patients, third-party payers and the medical community. Facet Biotech may not achieve market acceptance even if clinical trials demonstrate safety and efficacy and it obtains the necessary regulatory and reimbursement approvals. The degree of market acceptance of any product candidates that Facet Biotech develops will depend on a number of factors, including:

•                                          establishment and demonstration of clinical efficacy and safety;

•                                          cost-effectiveness of Facet Biotech’s product candidates;

•                                          their potential advantage over alternative treatment methods;

•                                          reimbursement policies of government and third-party payers; and

•                                          marketing and distribution support for Facet Biotech’s product candidates, including the efforts of its collaborators where they have marketing and distribution responsibilities.

Physicians will not recommend Facet Biotech’s products until clinical data or other factors demonstrate the safety and efficacy of its product as compared to conventional drug and other treatments. Even if Facet Biotech establishes the clinical safety and efficacy of its product candidates, physicians may elect not to use its product for any number of other reasons, including whether the mode of administration of its products is effective for certain indications. Antibody products, including Facet Biotech’s product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Facet Biotech’s product candidates, if successfully developed, may compete with a number of drugs and therapies that may be administered more easily. The failure of Facet Biotech’s product candidates to achieve significant market acceptance would materially harm its business, financial condition and results of operations.

Facet Biotech may be unable to enroll a sufficient number of patients in a timely manner in order to complete its clinical trials.

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

Facet Biotech may have difficulty obtaining sufficient patient enrollment or clinician support to conduct its clinical trials as planned, and it may need to expend substantial additional funds to obtain access to resources or delay or modify its plans significantly. These considerations may result in Facet Biotech being unable to successfully achieve its projected development timelines, or potentially even lead it to consider the termination of ongoing clinical trials or development of a product for a particular indication.

Facet Biotech must protect its patent and other intellectual property rights to succeed.

Facet Biotech’s success is dependent in significant part on its ability to develop and protect patent and other intellectual property rights and operate without infringing the intellectual property rights of others.

Facet Biotech’s pending patent applications may not result in the issuance of valid patents or the claims and claim scope of its issued patents may not provide competitive advantages. Also, Facet Biotech’s patent protection may not prevent others from developing competitive products using related or other technology that does not infringe its patent rights. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to Facet Biotech’s programs. Some of these applications or patents may be competitive with Facet Biotech’s applications or have claims that could prevent the issuance of patents to Facet Biotech or result in a significant reduction in the claim scope of its issued patents. In addition, patent applications are confidential for a period of time after filing. Facet Biotech therefore may not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of Facet Biotech’s patent applications or that it was the first to invent the innovation it seeks to patent. This may lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and may result in Facet Biotech being unable to patent an innovation.

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and either prevent issuance of additional patents to Facet Biotech or result in a significant reduction in the scope or invalidation of Facet Biotech’s patents. Any limitation in claim scope could reduce Facet Biotech’s ability to negotiate future collaborative research and development agreements based on these patents. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so Facet Biotech is unable to predict the extent of patent protection in any country.

In addition to seeking the protection of patents and licenses, Facet Biotech also relies upon trade secrets, know-how and continuing technological innovation that Facet Biotech seeks to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, Facet Biotech might not have adequate remedies for any breach. Additionally, Facet Biotech’s trade secrets might otherwise become known or patented by its competitors.

Facet Biotech may need to obtain patent licenses from others in order to manufacture or sell its potential products and Facet Biotech may not be able to obtain these licenses on terms acceptable to it or at all.

Other companies, universities and research institutions may obtain patents that could limit Facet Biotech’s ability to use, import, manufacture, market or sell its products or impair its competitive position. As a result, Facet Biotech may need to obtain licenses from others before it could continue using, importing, manufacturing, marketing, or selling its products.  Facet Biotech may not be able to obtain required licenses on terms acceptable to it, if at all.  If Facet Biotech does not obtain required licenses, it may encounter significant delays in product development while Facet Biotech redesigns potentially infringing products or methods or it may not be able to market its products at all.

Facet Biotech does not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process used to produce its potential products.  Facet Biotech has been advised that an exclusive license has been previously granted to a third party, Centocor, under this patent.  If Facet Biotech’s processes were found to be covered by either of these patents, Facet Biotech might need to obtain licenses or to significantly alter its processes or products.  Facet Biotech might not be able to successfully alter its processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms or at all.

Facet Biotech does not have licenses to issued U.S. patents which may cover one of its development-stage products.  If Facet Biotech successfully develops this product, Facet Biotech might need to obtain licenses to these patents to commercialize the product.  In the event that Facet Biotech needs to obtain licenses to these patents, Facet Biotech may not be able to do so on acceptable terms or at all.

If Facet Biotech’s collaborations are not successful or are terminated by its collaborators, it may not effectively develop and market some of its product candidates.

Facet Biotech has agreements with biotechnology and other companies to develop, manufacture and market certain of its potential products. In some cases, Facet Biotech relies on its collaborators to manufacture such products and essential components for those products, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these licensed products. As a result, Facet Biotech may have limited or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement. In addition, the design of the clinical studies may not be sufficient or appropriate for regulatory review and approval and Facet Biotech may have to conduct further studies in order to facilitate approval.

In September 2005 and August 2008, respectively, PDL entered into collaboration agreements with Biogen Idec for the joint development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications, and BMS for the co-development of elotuzumab in multiple myeloma and other potential oncology indications. In connection with the Spin-off, PDL assigned its rights and obligations under these collaboration agreements to Facet Biotech. These agreements are particularly important to Facet Biotech. The collaboration agreements provide significant combined resources for the development, manufacture and potential commercialization of covered products. Facet Biotech and Facet Biotech’s collaborators each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, Facet Biotech is particularly dependent upon the performance by Biogen Idec and BMS of their respective obligations under the agreements. The failure of Biogen Idec or BMS to perform their obligations, Facet Biotech’s failure to perform its obligations, Facet Biotech’s failure to effectively manage the relationships, or a material contractual dispute between Facet Biotech and either of its collaborators could have a material adverse effect on Facet Biotech’s prospects or financial results. Moreover, Facet Biotech’s financial results depend in substantial part upon its efforts and related expenses for these programs. Facet Biotech’s revenues and expenses recognized under each collaboration will vary depending on the work performed by Facet Biotech and its collaborators in any particular reporting period.

Facet Biotech relies on other collaborators, such as contract manufacturers, clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of its clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, Facet Biotech may be delayed or may not obtain regulatory approval for or commercialize its product candidates. If any of the third parties upon whom Facet Biotech relies to conduct its clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, Facet Biotech’s clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws, Facet Biotech’s clinical protocols or for other reasons, Facet Biotech may not obtain regulatory approval for or successfully commercialize any of its product candidates. If Facet Biotech’s relationships with any of these organizations or individuals terminates, Facet Biotech believe that it would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay Facet Biotech’s clinical trials and could jeopardize its ability to obtain regulatory approvals and commercialize its product candidates on a timely basis, if at all.

Facet Biotech’s collaborators can terminate its collaborative agreements under certain conditions, and in some cases on short notice. A collaborator may terminate its agreement with Facet Biotech or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by Facet Biotech, or Facet Biotech’s collaborative effort. Even if a collaborator continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, Facet Biotech’s ability to pursue potential products could be severely limited.

In 2004 and 2005, PDL entered into two collaboration arrangements with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and other respiratory diseases and transplant indications. In 2006, Roche notified PDL of its election to discontinue its involvement in both of these collaboration arrangements. As a result of the termination of this relationship, Facet Biotech suspended the active clinical development of daclizumab in these indications and, consequently, the development expenses related to the development of daclizumab in these indications were reduced from historical and forecasted levels. Under the terms of the agreement governing this collaboration with Roche, the costs of clinical studies and other development costs were shared by Roche through the effective termination dates, so Facet Biotech’s financial condition was not materially affected as a result of the termination of these collaborations.

Continued funding and participation by collaborators will depend on the continued timely achievement of Facet Biotech’s research and development objectives, the retention of key personnel performing work under those agreements and on each collaborator’s own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

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

Facet Biotech’s ability to enter into new relationships and the willingness of its existing collaborators to continue development of its potential products depends upon, among other things, Facet Biotech’s patent position with respect to such products. If Facet Biotech is unable to successfully maintain its patents it may be unable to collect royalties on existing licensed products or enter into additional agreements.

In addition, Facet Biotech’s collaborators may independently develop products that are competitive with products that it has licensed to them. This could reduce Facet Biotech’s revenues or the likelihood of achieving revenues under its agreements with these collaborators.

Facet Biotech may obtain future financing through the issuance of debt or equity, which may have an adverse effect on Facet Biotech’s stockholders or may otherwise adversely affect Facet Biotech’s business. If additional capital is not available, Facet Biotech may have to curtail or cease operations.

If Facet Biotech raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of its common stock in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if Facet Biotech raises funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of current stockholders in Facet Biotech.

The terms of debt securities may also impose restrictions on Facet Biotech’s operations, which may include limiting its ability to incur additional indebtedness, to pay dividends on or repurchase its capital stock, or to make certain acquisitions or investments. In addition, Facet Biotech may be subject to covenants requiring it to satisfy certain financial tests and ratios, and its ability to satisfy such covenants may be affected by events outside of its control.

Although Facet Biotech expects that it will have sufficient cash to fund its operations and working capital requirements for approximately the next three years after the Spin-off based on current operating plans, it may need to raise additional capital in the future to:

•                                          fund its research and development programs;

•                                          develop and commercialize its product candidates;

•                                          respond to competitive pressures; and

•                                          acquire complementary businesses or technologies.

Facet Biotech’s future capital needs depend on many factors, including:

•                                          the scope, duration and expenditures associated with its research and development programs;

•                                          continued scientific progress in these programs;

•                                          the outcome of potential licensing transactions, if any;

•                                          competing technological developments;

•                                          its proprietary patent position, if any, in its product candidates;

•                                          its facilities expenses, which will vary depending on the time and terms of any facility sublease it may enter into; and

•                                          the regulatory approval process for its product candidates.

Facet Biotech may seek to raise necessary funds through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. Facet Biotech may not be able to obtain additional financing on terms favorable to it, if at all. General market conditions may make it very difficult for Facet Biotech to seek financing from the capital markets. Facet Biotech may be required to relinquish rights to its technologies or product candidates, or grant licenses on terms that are not favorable to it, in order to raise additional funds through collaborations or licensing arrangements. If adequate funds are not available, Facet Biotech may have to delay, reduce or eliminate one or more of its research or development programs and reduce overall overhead expenses. These actions may reduce the market price of Facet Biotech’s common stock.

Facet Biotech has no history operating as an independent company upon which investors can evaluate Facet Biotech.

Facet Biotech does not have an operating history as a stand-alone entity. While its biotechnology business has constituted a substantial part of the historic operations of PDL, Facet Biotech has not operated as a stand-alone company without the royalty business. Following the Spin-off, as an independent company, Facet Biotech’s ability to satisfy its obligations and achieve profitability will be solely dependent upon the future performance of its biotechnology business, and it will not be able to rely upon the capital resources and cash flows of the royalty business remaining with PDL.

In addition, following the completion of its separation, Facet Biotech will need certain transition services from PDL to be able to operate its business effectively. However, because substantially all of PDL’s employees will be joining Facet Biotech, the transition services Facet Biotech will require from PDL will be limited and will be provided to it under a transition services agreement.

Facet Biotech may not be able to successfully implement the changes necessary to operate independently, and it may incur additional costs operating independently, which may have a negative effect on its business, results of operations and financial condition.

Concerns about Facet Biotech’s prospects as a stand-alone company could affect its ability to retain employees.  Facet Biotech must attract and retain key employees in order to succeed.

Facet Biotech’s employees have experienced substantial organizational and operational changes over the prior 18 months as a result of changes in our business and operations, including reductions-in-force as well as changes in management.  Upon the completion of the Spin-off, we expect Faheem Hasnain, the current President and Chief Executive Officer of PDL, will become the Chief Executive Officer of Facet Biotech.  Mr. Hasnian joined PDL in October 2008.  The Spin-off represents a further change and Facet Biotech’s employees may have concerns about its prospects as a stand-alone company, including its ability to successfully operate the new entity and its ability maintain its independence after the Spin-off. If Facet Biotech is not successful in assuring its employees of its prospects as an independent company, its employees may seek other employment, which could materially adversely affect its business.

To be successful, Facet Biotech must attract and retain qualified clinical, scientific and management personnel and it faces significant competition for experienced personnel. If Facet Biotech is unsuccessful in attracting and retaining qualified personnel, particularly at the management level, its business could be impaired. In connection with our strategic review and asset sale processes, we eliminated a significant number of employment positions.  In October 2007, Facet Biotech effected a workforce reduction related to its former manufacturing operations, which included the termination of 103 employees, and, in March 2008, it eliminated 166 employment positions resulting from the sale of the manufacturing assets. Also in March 2008, Facet Biotech commenced a restructuring effort pursuant to which it has terminated approximately 200 employment positions and plans to terminate approximately 50 additional employment positions through a transition period ending over the next three to six months. Subsequent to this transition period, Facet Biotech expects that its workforce will consist of between 280 and 300 employment positions. The uncertainty caused by the strategic review and asset sale processes, restructuring and related reductions-in-force that we undertook created anxiety among our employees, including those employees that are expected to join Facet Biotech. Facet Biotech believes that this caused attrition at PDL to increase because of employees’ uncertainty regarding the continuation of employment. We and Facet Biotech have put in place severance, retention and compensation programs in an effort to mitigate the number of voluntary terminations, however, these programs may not provide effective incentive to employees to stay with Facet Biotech. The uncertainly may also make the recruitment of key personnel more difficult, which could adversely affect Facet Biotech’s operations, particularly if it loses and needs to replace key executives.  We generally do not have employment agreements with specified terms with our executives.  Also, Facet Biotech relies on its research, development and product operations staff, all of whom are valuable but the loss of any one of whom would not have a material adverse effect on the Company.

Facet Biotech may be required to satisfy certain indemnification obligations to us or may not be able to collect on indemnification rights from us.

Facet Biotech has agreed to indemnify us from and after the spin-off with respect to indebtedness, liabilities and obligations, other than our convertible notes, that we will retain that do not relate to our royalty business. Facet Biotech is not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Facet Biotech’s ability to satisfy these indemnities, if called upon to do so, will depend upon its future financial strength. Facet Biotech cannot determine whether it will have to indemnify us for any substantial obligations after the distribution.

Facet Biotech faces significant competition.

Facet Biotech faces significant competition from entities who have substantially greater resources than it has, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical, biotechnology and chemical companies, specialized pharmaceutical companies and universities and other research institutions. These entities have developed and are developing human or humanized antibodies or other compounds for treating cancers or immunologic diseases that may compete with Facet Biotech’s products in development and technologies that may compete with Facet Biotech’s development products or antibody technologies. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than Facet Biotech’s product candidates or technologies or that would render any future commercialized products or technology obsolete or noncompetitive. Facet Biotech’s product candidates and any future commercialized products may also face significant competition from both brand-name and generic manufacturers that could adversely affect any future sales of its products.

If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferons, such as Biogen Idec’s Avonex®, Bayer HealthCare Pharmaceuticals’ Betaseron® and EMD Serono Inc.’s Rebif®, a non-interferron immune modifier, Teva Pharmaceutical Industries Ltd.’s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.’s Tysabri®.  Further competition could arise from drugs currently in development, including Novartis Pharmaceutical Corporation’s (“Novartis”) FTY720 and other monoclonal antibodies in development, such as Genzyme Corporation’s Campath®, Genmab A/S’s ofatumumab, and Genentech and Roche’s ocrelizumab.

If elotuzumab were to be approved for the treatment of multiple myeloma, it would face competition from currently approved and marketed products, including Celgene Corporation’s Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.’s Velcade®.  Further competition could arise from drugs currently in development, including Centocor, Inc.’s CNTO-328, Genentech and Seattle Genetics, Inc.’s dacetuzumab, Novartis and Xoma Ltd.’s lucatumumab, and Pfizer Inc.’s (“Pfizer”) CP-751871.

If volociximab (M200) were to be approved for the treatment of non-small cell lung cancer or ovarian cancer, it would face competition from a number of other anti-angiogenic agents in pre-clinical and clinical development, including antibody candidates such as Pfizer’s CP-751,871, ImClone Systems Incorporated’s (“ImClone”) Erbitux® and Novartis’s ASA404, each of which are in more advanced stages of development than is volociximab. In addition, many other VEGF or VEGFR targeted agents are in advanced stage of development and many other anti-angiogenesis agents are in earlier stage of development, which could compete with volociximab should it be approved for marketing.

If PDL192 were to be approved for the treatment of solid tumors, it would face competition from many agents that are used for solid tumors, such as ImClone’s Erbitux®, Genentech’s Avastin®, and other monocolonal antibodies and targeted agents in development which also act on the TWEAK signaling pathway, including Biogen Idec’s anti-Tweak monoclonal antibody, BIIB023.

Any product that Facet Biotech or Facet Biotech’s collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which Facet Biotech and its collaborators can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success.

The biotechnology and pharmaceutical industries are highly competitive. None of Facet Biotech’s current product candidates is approved for marketing and Facet Biotech does not expect any of its candidates to receive marketing approval in the next several years, if at all. The competitive environment for any of Facet Biotech’s product candidates which may be approved for marketing at the time of commercialization is highly speculative and uncertain, but Facet Biotech anticipates that such products would face substantial competition from marketed products and from product candidates in development, if approved.

The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation.

Facet Biotech’s future success depends entirely upon the success of its clinical development efforts. Clinical development, however, is a lengthy, time-consuming and expensive process and subject to significant risks of failure. In addition, Facet Biotech must expend significant amounts to comply with extensive government regulation of the clinical development process.

Before obtaining regulatory approvals for the commercial sale of any products, Facet Biotech must demonstrate through preclinical testing and clinical trials that its product candidates are safe and effective for their intended use in humans. Facet Biotech has incurred and will continue to incur substantial expense for, and Facet Biotech has devoted and expects to continue to devote a significant amount of time to, preclinical testing and clinical trials. Despite the time and expense incurred, Facet Biotech’s clinical trials may not adequately demonstrate the safety and effectiveness of its product candidates.

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, Facet Biotech, the United States Food and Drug Administration, (“FDA”), European Medicines Agency (“EMEA”), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, Facet Biotech cannot predict the actual expenses that it will incur with respect to preclinical or clinical trials for any of its potential products, and Facet Biotech expects that its expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, Facet Biotech cannot guarantee that it will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm its business, financial condition and results of operations.

Early clinical trials such as phase 1 and 2 trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed. Facet Biotech may decide, or the FDA or other regulatory agencies may require it, to make changes in its plans and protocols. Such changes may relate, for example, to changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of potential drug product where a change in the manufacturing process or manufacturing site is proposed, or competitive developments foreclosing the availability of expedited approval procedures. Facet Biotech may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including Facet Biotech, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. For example, in August 2007, we announced that we would terminate the phase 3 program of its Nuvion® (visilizumab) antibody in intravenous steroid-refractory ulcerative colitis because data from treated patients showed insufficient efficacy and an inferior safety profile in the visilizumab arm compared to IV steroids alone.

Even when a drug candidate shows evidence of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed down by the need to find dosing regimens that do not cause such side effects.

In addition, Facet Biotech may not be able to successfully commence and complete all of its planned clinical trials without significant additional resources and expertise because it has a number of potential products in clinical development. The approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies. The approval of a product candidate may depend on the acceptability to the FDA or other regulatory agencies of data from Facet Biotech’s clinical trials. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

•                                          adversely affect the successful commercialization of any drugs that Facet Biotech develops;

•                                          impose costly procedures on Facet Biotech;

•                                          diminish any competitive advantages that Facet Biotech may attain; and

•                                          adversely affect Facet Biotech’s receipt of any revenues or royalties.

In addition, Facet Biotech may encounter regulatory delays or failures of its clinical trials as a result of many factors, all of which may increase the costs and expense associated with the trial, including:

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

•                                          lack of efficacy during clinical trials; or

•                                          unforeseen safety issues.

Regulatory review of Facet Biotech’s clinical trial protocols may cause it in some cases to delay or abandon its planned clinical trials. Facet Biotech’s potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of its potential products, further adds to the uncertainty of regulatory approval for its potential products.

Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of Facet Biotech’s development product candidates.

The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The FDA and other health care policies may change, and additional government regulations may be enacted, which could prevent or delay regulatory approval of Facet Biotech’s product candidates. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payers may challenge the price and cost effectiveness of Facet Biotech’s products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

Facet Biotech may not be able to obtain or maintain its desired price for the products it develops. Any product Facet Biotech introduces may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable Facet Biotech to obtain or maintain prices sufficient to realize an appropriate return on its investment in product development, should any of its development products be approved for marketing. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for Facet Biotech’s development products. These factors will also affect the products that are marketed by Facet Biotech’s collaborators and licensees. Facet Biotech cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If Facet Biotech is not able to maintain regulatory compliance, it might not be permitted to market its future products and its business could suffer.

Facet Biotech must comply with extensive government regulations and laws.

Facet Biotech and Facet Biotech’s collaboration partners are subject to extensive regulation by federal government, state governments, and the foreign countries in which it conduct its business.

In particular, Facet Biotech is subject to extensive and rigorous government regulation as a developer of drug products. For example, the FDA regulates, among other things, the development, testing, research, manufacture, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of biotechnology products. Facet Biotech’s product candidates are subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, may be lengthy, expensive and uncertain.

Facet Biotech must rely on its contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (“cGMP”) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction Facet Biotech. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of Facet Biotech’s products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect Facet Biotech’s business.

If Facet Biotech’s operations are found to violate any applicable law or other governmental regulations, it may be subject to civil and criminal penalties, damages and fines. Similarly, if the hospitals, physicians or other providers or entities with which Facet Biotech does business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on Facet Biotech. The risk of Facet Biotech being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against Facet Biotech for violation of these laws, even if Facet Biotech successfully defends against it, could cause Facet Biotech to incur significant legal expenses, divert its management’s attention from the operation of its business and damage its reputation.

Facet Biotech expends a significant amount on compliance efforts and such expenses are unpredictable and may adversely affect its results. Changing laws, regulations and standards may also create uncertainty and increase insurance costs. Facet Biotech is committed to compliance and maintaining high standards of corporate governance and public disclosure. As a result, Facet Biotech intends to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities

Facet Biotech may be unable to obtain or maintain regulatory approval for its products.

Even if the FDA grants Facet Biotech marketing approval for a product, the FDA may impose post-marketing requirements, such as:

•                                          labeling and advertising requirements, restrictions or limitations, such as the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of Facet Biotech’s product candidates;

•                                          adverse event reporting;

•                                          testing and surveillance to monitor Facet Biotech’s product candidates and their continued compliance with regulatory requirements; and

•                                          inspection of products and manufacturing operations and, if any inspection reveals that the product or operation is not in compliance, prohibiting the sale of all products, suspending manufacturing or withdrawing market clearance.

The discovery of previously unknown problems with Facet Biotech’s product candidates, including adverse events of unanticipated severity or frequency, may result in restrictions of the products, including withdrawal from manufacture. Additionally, certain material changes affecting an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may revisit and change its prior determination with regard to the safety or efficacy of Facet Biotech’s products and withdraw any required approvals after it obtains them. Even prior to any formal regulatory action requiring labeling changes or affecting manufacturing, Facet Biotech could voluntarily decide to cease the distribution and sale or recall any of its future products if concerns about their safety and efficacy develop.

As part of the regulatory approval process, Facet Biotech or its contractors must demonstrate the ability to manufacture the pharmaceutical product to be approved. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA cGMP regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. Failure to pass an inspection could disrupt, delay or shut down Facet Biotech’s manufacturing operations. Although Facet Biotech does not have currently marketed products, the foregoing considerations would be important to its future selection of contract manufacturers.

Facet Biotech’s collaborators, licensees and Facet Biotech also are subject to foreign regulatory requirements regarding the manufacture, development, marketing and sale of pharmaceutical products and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. These requirements vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by Facet Biotech or Facet Biotech’s licensees or marketing collaborators in its respective efforts to secure necessary governmental approvals. This could delay or prevent Facet Biotech, Facet Biotech’s licensees or Facet Biotech’s marketing collaborators from marketing potential pharmaceutical products.

Further, regulatory approvals may be withdrawn if Facet Biotech does not comply with regulatory standards or if problems with Facet Biotech’s products occur. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If Facet Biotech fails to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, it may be subject to sanctions, including:

•                                          warning letters;

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

•                                          withdrawals of previously approved marketing applications; and

•                                          criminal prosecutions.

Facet Biotech relies on sole source, third parties to manufacture its products.

Facet Biotech does not have the capability to manufacture any of its development-stage products. Facet Biotech relies upon third parties, including Biogen Idec and Genmab, for its manufacturing requirements, and it will be reliant on BMS for the manufacture of elotuzomab. In connection with our recent sale of our manufacturing facility to Genmab, we entered into a supply agreement with Genmab that has an initial term that expires in March 2010. In connection with the Spin-off, we assigned such supply agreement to Facet Biotech. If Facet Biotech experiences supply problems with its manufacturing partners, there may not be sufficient supplies of its development-stage products for it to meet clinical trial demand, in which case its operations and results could suffer.

Facet Biotech’s products must be manufactured in FDA-approved facilities and the process for qualifying and obtaining approval for a manufacturing facility is time-consuming. The manufacturing facilities on which Facet Biotech relies will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices.

If Facet Biotech’s relationship with Genmab or Biogen Idec were to terminate unexpectedly or on short notice or expire without being renewed, its ability to meet clinical trial demand for its development-stage products could be adversely affected while it qualifies a new manufacturer for that product and its operations and future results could suffer. In addition, Facet Biotech may need to expend significant amounts to qualify a new manufacturer and transfer technology to the new manufacturer which would also adversely affect its results of operations.

Product supply interruptions, whether as a result of regulatory action or the termination of a relationship with a manufacturer, could significantly delay clinical development of Facet Biotech’s potential products, reduce third-party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products.

Facet Biotech’s ability to file for, and to obtain, regulatory approvals for its products, as well as the timing of such filings, will depend on the abilities of the contract manufacturers it engages. Facet Biotech or Facet Biotech’s contract manufacturers may encounter problems with the following:

•                                          production yields;

•                                          quality control and assurance;

•                                          availability of qualified personnel;

•                                          availability of raw materials;

•                                          adequate training of new and existing personnel;

•                                          ongoing compliance with standard operating procedures;

•                                          ongoing compliance with FDA regulations;

•                                          production costs; and

•                                          development of advanced manufacturing techniques and process controls.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for Facet Biotech’s products.

If Facet Biotech makes changes in the manufacturing process, it may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of Facet Biotech’s product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of its product candidates. Facet Biotech or Facet Biotech’s contract manufacturers’ inability to maintain manufacturing operations in compliance with applicable regulations within its planned time and cost parameters could materially harm its business, financial condition and results of operations.

Facet Biotech has made manufacturing changes and is likely to make additional manufacturing changes for the production of its products currently in clinical development. These manufacturing changes or an inability to immediately show comparability between the older material and the newer material after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair Facet Biotech’s competitive position.

Facet Biotech may be subject to product liability claims, and its insurance coverage may not be adequate to cover these claims.

Facet Biotech faces an inherent business risk of exposure to product liability claims in the event that the use of products during research and development efforts or after commercialization results in adverse effects. This risk exists even with respect to any products that receive regulatory approval for commercial sale. While Facet Biotech maintains liability insurance for its products, it may not be sufficient to satisfy any or all liabilities that may arise. Also, adequate insurance coverage may not be available in the future at acceptable cost, if at all.

Facet Biotech maintains product liability insurance for claims arising from the use of its product candidates in clinical trials prior to FDA approval at levels that it believes are appropriate for similarly situated companies in the biotechnology industry. However, Facet Biotech may not be able to maintain its existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of its other product candidates and products in the future. Also, Facet Biotech’s insurance coverage and resources may not be sufficient to satisfy liability resulting from product liability claims, which could materially harm its business, financial condition or results of operations. While Facet Biotech believes its product liability insurance is reasonable, it cannot assure the investors that this coverage will be adequate to protect it in the event of a claim.

Facet Biotech may incur significant costs in order to comply with environmental regulations or to defend claims arising from accidents involving the use of hazardous materials.

Facet Biotech is subject to federal, state and local laws and regulations governing the use, discharge, handling and disposal of materials and wastes used in its operations. As a result, it may be required to incur significant costs to comply with these laws and regulations. Facet Biotech cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, Facet Biotech could be held liable for any resulting damages and incur liabilities, which exceed its resources. In addition, Facet Biotech cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

Facet Biotech may not receive the contingent consideration related to the sale of the product rights to new formulations of Cardene® and the ularitide development-stage product under its asset purchase agreement with EKR.

In March 2008, we sold the product rights to the marketed product Cardene, new formulations of Cardene IV and the ularitide development-stage product, among other assets, to EKR. The transaction included contingent consideration of up to $85 million in development and sales milestones related to the new Cardene IV formulations, as well as royalty payments related to sales of the new Cardene IV formulations and ularitide, $25 million of which we received in August 2008. In connection with the Spin-off, we assigned to Facet Biotech the asset purchase agreement under which EKR is obligated to pay the remaining $60 million in milestone payments and royalty payments dependent upon certain contingencies, including future net sales. The future net sales of Cardene and Facet Biotech’s receipt of the contingent consideration, will depend significantly on competition in the market served by Cardene. In September 2008, products were introduced by the Medicines Company and by Teva Pharmaceuticals that compete with Cardene, and Facet Biotech cannot assure the investors that these development and sales milestones will be met and that Facet Biotech will be able to receive any of the $60 million in remaining milestone payments or any of the royalty payments based on future net sales.

The distribution of Facet Biotech’s common stock will not qualify for tax-free treatment, and thus the receipt of all or a portion of Facet Biotech’s common stock may be taxable to our stockholders as a dividend.

The distribution of Facet Biotech’s common stock will not qualify for tax-free treatment, and thus receipt of all or a portion of Facet Biotech’s common stock may be taxable as a dividend. An amount equal to the fair market value of Facet Biotech’s common stock received by our stockholders (including any fractional shares deemed to be received) on the distribution date will be treated as a dividend to the extent of their ratable share of any 2008 earnings and profits of PDL with the excess treated as a non-taxable return of capital to the extent of their tax basis in PDL common stock and any remaining excess treated as capital gain.

Although we will be ascribing a value to Facet Biotech shares in this distribution for tax purposes, this valuation is not binding on the Internal Revenue Service (“IRS”) or any other tax authority. These taxing authorities could ascribe a higher valuation to Facet Biotech’s shares, particularly if its stock trades at prices significantly above the value ascribed to Facet Biotech’s shares by us in the period following the distribution.  Our stockholders should consult their own tax advisor as to the particular tax consequences of the distribution to them.

There is no existing market for Facet Biotech’s common stock and a trading market that will provide investors with adequate liquidity and a trading market may not develop for its common stock. In addition, once its common stock begins trading, the market price for its shares may fluctuate widely.

There is currently no public market for Facet Biotech’s common stock. It is anticipated that on or shortly after the record date for the distribution, trading of shares of Facet Biotech’s common stock will begin on a “when-issued” basis and will continue up to either the distribution date or the first trading date after the distribution date, after which “regular way” trading of Facet Biotech’s common stock will begin. However, there can be no assurance that an active trading market for Facet Biotech’s common stock will develop as a result of the distribution or be sustained in the future.

Market prices for securities of biotechnology companies have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in Facet Biotech’s securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of Facet Biotech’s common stock:

•                                          developments or disputes as to patent or other proprietary rights;

•                                          approval or introduction of competing products and technologies;

•                                          results of clinical trials;

•                                          failures or unexpected delays in timelines for its potential products in development, including the obtaining of regulatory approvals;

•                                          delays in manufacturing or clinical trial plans;

•                                          fluctuations in its operating results;

•                                          market reaction to announcements by other biotechnology or pharmaceutical companies;

•                                          initiation, termination or modification of agreements with its collaborators or disputes or disagreements with collaborators;

•                                          loss of key personnel;

•                                          litigation or the threat of litigation;

•                                          public concern as to the safety of drugs developed by Facet Biotech;

•                                          sales of its common stock held by insiders; and

•                                          comments and expectations of results made by securities analysts or investors.

If any of these factors causes Facet Biotech to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to its business, the price of the common stock would likely drop significantly. A significant drop in the price of a company’s common stock often leads to the filing of securities class action litigation against the Company. This type of litigation against Facet Biotech could result in substantial costs and a diversion of management’s attention and resources.

Substantial sales of common stock may occur in connection with the distribution of Facet Biotech common stock, which could cause Facet Biotech’s stock price to decline.

The shares of Facet Biotech’s common stock that we intend to distribute to our stockholders generally may be sold immediately in the public market. Although Facet Biotech has no actual knowledge of any plan or intention on the part of any 5 percent or greater stockholder to sell its common stock following the distribution, we believe that many current PDL stockholders are particularly focused on the value of the royalty business. Therefore, it is possible that some PDL stockholders, including possibly some of Facet Biotech’s large stockholders, will sell its common stock received in the distribution. In addition, PDL stockholders may sell Facet Biotech’s stock because its business profile or market capitalization as an independent company does not fit their investment objectives. The sales of significant amounts of Facet Biotech’s common stock or the perception in the market that this will occur may result in the lowering of the market price of its common stock.

ITEM 6.                              EXHIBITS

10.1	Offer Letter between PDL BioPharma, Inc. and Faheem Hasnain effective September 24, 2008 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 24, 2008)

10.2	PDL BioPharma, Inc. Retention and Severance Plan for Chief Executive Officer. (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 24, 2008)

10.3	Separation Agreement and General Release dated September 19, 2008, with Dr. Richard Murray.

10.4	Additional Retention Bonus Agreement between the Company and Andrew Guggenhime effective July 11, 2008

10.5	Additional Retention Bonus Agreement between the Company and Dr. Richard Murray effective July 11, 2008

10.6	Additional Retention Bonus Agreement between the Company and Dr. Mark McCamish effective July 11, 2008

10.7	Collaboration Agreement dated August 18, 2008 with Bristol-Myers Squibb Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

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

Dated: November 7, 2008

PDL BioPharma, Inc.
(Registrant)

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb Cross
Herb Cross
Corporate Controller
(Principal Accounting Officer)