Form 10-K
period 2008-12-31
PDL BIOPHARMA, INC.
filed 2009-03-02
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-19756

PDL BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3023969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

932 Southwood Boulevard

Incline Village, Nevada 89451

(Address of principal executive offices)

Registrant’s telephone number, including area code

(775) 832-8500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $1,259,885,136.

As of February 23, 2009, the registrant had outstanding 119,431,760 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2009 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PART I

Forward-looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “PDL” mean PDL BioPharma, Inc. after giving effect to the spin-off described below (unless the context indicates a different meaning). Unless otherwise indicated, our consolidated financial information included in this Annual Report gives effect to the presentation of our biotechnology operations, which we spun off in December 2008, as discontinued operations and to the presentation of our commercial operations, of which we completed the divestiture in March 2008, also as discontinued operations.

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark. All other company names, product names, tradenames and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.	BUSINESS

OVERVIEW

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business is the management of our antibody humanization patents and royalty assets which consist of our Queen et al. patents and license agreements with numerous biotechnology and pharmaceutical companies pursuant to which we have licensed certain rights under our Queen et al. patents. We receive royalties based on these license agreements on sales of a number of humanized antibody products marketed today, and also may receive royalty payments on additional humanized antibody products launched before patent expiry in 2013 and 2014.

We had been evaluating opportunities to monetize a portion or all of our antibody humanization patent and royalties assets through a potential sale or securitization transaction. In November 2008, we announced that we were terminating such efforts primarily due to market conditions. When market conditions warrant, we intend to consider means to monetize our antibody humanization patent and royalties assets. Were we to pursue and complete any such transaction, we would intend to distribute the net proceeds to our stockholders, after payment of any obligations due and after retaining a portion of such proceeds for debt service, working capital and other general purposes. A sale transaction would decrease our revenues, while a securitization transaction would increase our expenses as we would become obligated to make interest payments on any notes issued in connection with such securitization.

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. In May 2008, we paid a special cash dividend of approximately $507 million to our stockholders (or $4.25 per share) using proceeds from the sales of our commercial operations and an antibody manufacturing plant, which we sold in March 2008. Commencing in April 2009, we intend to make the first of two dividend payments in 2009 to our stockholders of $0.50 per share with the second dividend to be paid in October 2009. Our board of directors will evaluate our dividend policy for subsequent years based on net income, debt service, cash requirements for future debt service, income taxes, and our progress with respect to a monetization transaction.

In November 2008, we leased office space in Incline Village, Nevada and moved our principal place of business from California to Nevada. See “Item 2—Properties.”

DIVESTITURE OF COMMERCIAL ASSETS AND SPIN-OFF OF FACET

Since our inception in 1986, our company included research and development operations. Since March 2005, we also had commercial operations. In March 2008, we completed the divestiture of our commercial and manufacturing operations, and in May 2008 paid a special cash dividend of approximately $507 million to our stockholders (or $4.25 per share) using proceeds from such sales. On December 17, 2008, we transferred our biotechnology operations to Facet Biotech Corporation (Facet) and on December 18, 2008, made a pro rata distribution to our stockholders of record on December 5, 2008 of one share of Facet common stock for every five shares of PDL common stock (the Spin-Off).

In connection with the Spin-Off, on December 17, 2008, PDL and Facet entered into a Separation and Distribution Agreement (the Separation Agreement). The Separation Agreement identifies the assets transferred, liabilities assumed and contracts assigned to Facet as part of the Spin-Off, and describes when and how these transfers, assumptions and assignments occurred. In particular, all of the assets and liabilities associated or primarily used in connection with the biotechnology operations were transferred to Facet, including our intellectual property assets other than our Queen et al. patents. As a result, the primary assets and liabilities retained by us after the Spin-Off are our Queen et al. patents, our convertible notes and our leased office space in Nevada. See “Item 2—Properties.” In addition, in connection with the Spin-Off, as of the Spin-Off date, we capitalized Facet with $405 million in cash and assumed all current liabilities, with the exception of deferred revenue and the current portion of long-term debt, that were incurred by the biotechnology operations prior to the Spin-Off date.

On December 18, 2008, we also entered into with Facet (1) a Transition Services Agreement pursuant to which Facet and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 36 months following the Spin-Off, (2) a Tax Sharing and Indemnification Agreement that will govern Facet’s and our respective rights, responsibilities and obligations after the Spin-Off with respect to taxes, (3) a Cross License Agreement relating to our Queen et al. patents and certain other patents and know-how under which we granted to Facet a royalty-free, development license to our Queen et al. patents and a royalty-bearing, commercialization license to our Queen et al. patents and Facet granted to us a royalty-free license under certain intellectual property Facet owns solely for the purposes of allowing us to perform and fulfill existing obligations that we have under certain agreements with third parties, and (4) an Employee Matters Agreement which governs the employee benefit obligations of Facet and us as they relate to current and former employees, allocates liabilities and responsibilities relating to employee benefit matters that are subject to ERISA (other than severance plans) in connection with the Spin-Off, including the assignment and transfer of employees, and the establishment of a savings plan and a welfare plan.

In connection with the Spin-Off, we also entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, where Facet was added as a co-tenant under the leases although PDL remains as a guarantor of the leases and a Co-Tenancy Agreement where Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date. See “Item 2—Properties.”

PATENTS AND TECHNOLOGY OUTLICENSE AGREEMENTS

Patents

We have been issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as our Queen et al. patents. Our Queen et al. patents, are enforceable through 2013 or 2014, cover, among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies. The following is a list of our U.S. and European patents within our Queen et al. patent portfolio.

Application Number	Filing Date	Patent Number	Issue Date	Jurisdiction
08/477,728	06/07/95	5,585,089	12/17/96	United States
08/474,040	06/07/95	5,693,761	12/02/97	United States
08/487,200	06/07/95	5,693,762	12/02/97	United States
08/484,537	06/07/95	6,180,370	01/30/01	United States
09/718,998	11/22/00	7,022,500	04/04/06	United States
90903576.8	12/28/89	0451216	01/24/96	Europe
95105609.2	12/28/89	0682040	08/25/99	Europe

Our European Patent No. 0 451 216 (the “216 Patent”) and European Patent No. 0 682 040 (the “040 Patent”) expire in December 2009. We have applied for Supplemental Protection Certificates (“SPCs”) with respect to the Zenapax®, Herceptin®, Synagis®, Xolair®, Avastin®, Tysabri® and Lucentis® products in most of the jurisdictions in the European Union. These SPCs effectively extend the patent protection with respect to these products generally until December 2014, except that the SPCs for Zenapax, Herceptin and Synagis will generally expire in March 2013, July 2014 and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We have filed or plan to file for SPCs on other humanized antibodies covered by our ‘216 Patent or ‘040 Patent, which are approved for marketing in Europe prior to the expiration of our ‘216 Patent or ‘040 Patent in December 2009. We will not be able to apply for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, then we would not have any patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent.

We are currently in two separate opposition proceedings with respect to the 216 Patent and the 040 Patent. Medlmmune filed a declaratory judgment in December 2008 and, in February 2009, the U.S. Patent and Trademark Office declared an interference proceeding. See “Item 3—Legal Proceedings.”

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. We also expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents.

Licensing Agreements Relating To Marketed Products

We currently receive royalties on sales of the nine humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies outside the United States. In 2008, 2007 and 2006, we received approximately $275.5 million, $221.1 million and $183.9 million, respectively, of royalty revenues under the license agreements with the entities identified below.

Licensees	Product Names
Genentech, Inc.	Avastin
Herceptin
Xolair
Raptiva®
Lucentis

MedImmune, LLC.	Synagis

Elan Corporation, Plc	Tysabri

Wyeth	Mylotarg®

Chugai Pharmaceutical Co., Ltd.	Actemra®

Genentech

Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and sold anywhere (“U.S.-based Sales”) in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. The net sales thresholds and the applicable royalty rates are outlined in the following table:

Aggregate Net Sales	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates.

With respect to royalty-bearing products that are both manufactured and sold outside of the United States (“ex-U.S.-based Manufacturing and Sales”), the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. The mix of U.S.-based sales and ex-U.S. based Manufacturing and Sales for 2006, 2007 and 2008 is outlined in the following table:

Year	U.S.-based Sales	Ex-U.S.-based Manufacturing and Sales
2006	78%	22%
2007	86%	14%
2008	85%	15%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

Currently, two of Genentech’s licensed products generate ex-U.S.-based Manufacturing and Sales: Herceptin and Xolair. Roche (Genentech’s ex-U.S. partner of Herceptin) announced that its new Herceptin production facility in Penzberg, Germany is scheduled to commence commercial production in 2009. Accordingly, we expect an increase in the percentage of Herceptin product manufactured and sold outside the U.S. in future periods as compared to recent historical levels. In addition, Roche (Genentech’s ex-U.S. partner of Avastin) announced that its new Avastin production facility in Basel, Switzerland will commence commercial production in 2009. As such, we expect Avastin to begin generating ex-U.S.-based Manufacturing and Sales and subsequent increases in the percentage of Avastin product manufactured and sold outside the U.S. due to expected scale-up of production at Roche’s Basel, Switzerland facility.

The Genentech agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Genentech prior to such expiration upon 60 days written notice or by us upon a material breach by Genentech. Either party may terminate upon the occurrence of certain bankruptcy-related events.

MedImmune

We entered into a patent license agreement, effective July 17, 1997, with MedImmune pursuant to which we granted to MedImmune a license under our Queen et al. patents to make and sell antibodies that bind to respiratory syncytial virus. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of MedImmune’s net sales of the Synagis product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by MedImmune prior to such expiration upon thirty days written notice or immediately upon written notice if MedImmune decides to terminate further development of MEDI-493. Either party may terminate the agreement upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

MedImmune filed for approval of its motavizumab product in the United States in January 2008 and received a Complete Response Letter from the FDA on December 1, 2008 asking for additional information on motavizumab. Astra Zeneca, which owns MedImmune, said it plans to continue discussions with the FDA and, subject to the outcome of those discussions, expects to resubmit the application for approval in the first half of 2009. Motavizumab is a next-generation follow-on to Synagis for the treatment of respiratory syncytial virus. We believe that sales of motavizumab will require payment to us of the royalty specified by the MedImmune agreement. On December 16, 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and that therefore no royalties are owed on the Synagis product or the motavizumab development product. On December 23, 2008, MedImmune sent us a notice of its amended complaint which also seeks a declaratory judgment that Synagis and motavizumab do not infringe the U.S. Queen et al. patents and that therefore no royalties are owed on such products. On February 2, 2009, we filed a motion to dismiss MedImmune’s complaint, as well as a motion to transfer the case to the United States District Court for the District of Delaware. On February 13, 2009, MedImmune asserted in a letter that it may be entitled to pay a lower rate because of our settlement with Alexion. See “Item 3—Legal Proceedings.” MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, but we cannot assure you that MedImmune will continue to pay us royalties. We intend to vigorously defend against MedImmune’s claims and to assert our rights with respect to Synagis and motavizumab under the MedImmune agreement. We believe that there is no basis for MedImmune’s assertion that it is entitled to pay a lower royalty rate. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. In addition, if MedImmune is successful in showing that it has made payments to PDL in excess of its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments.

Elan

We entered into a patent license agreement, effective April 24, 1998, with Elan pursuant to which we granted to Elan a license under our Queen et al. patents to make and sell antibodies that bind to the alpha subunit of the VLA-4 integrin. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Elan prior to such expiration upon sixty days written notice, by either party upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

Other

Pursuant to the terms of our Cross License Agreement with Facet, Facet is obligated to pay us a portion of royalties it receives from Hoffman La-Roche (“Roche”) on sales of the Zenapax® product under an agreement with Roche which was assigned to Facet in connection with the Spin-Off. Roche is obligated to pay Facet royalties only once product sales have reached a certain threshold. We have not received royalties on sales of Zenapax since the first quarter of 2006, and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

We entered into a Patent License Agreement in October 2001, with Celltech Therapeutics Ltd which was acquired by UCB S.A. (UCB), which we believe covers UCB’s FDA-approved Cimzia® (certolizumab pegol) product. In September 2008, UCB informed us that it does not intend to pay us royalties on sales of Cimzia, which was launched outside the United States in September 2007 and in the United States in April 2008. UCB stated that it does not believe that Cimzia infringes our Queen et al. patents and, therefore, that Cimzia does not fall within the scope of the UCB agreement. Under the terms of the UCB agreement, the question of whether Cimzia infringes our Queen et al. patents is the subject of a dispute resolution procedure which includes binding arbitration. See “Item 3—Legal Proceedings.”

Licensing Agreements Relating To Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make and sell certain products in development that have not yet reached commercialization. Certain of these products in development are currently in Phase III clinical trials. With respect to these agreements, we expect to receive minimal annual maintenance fees and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents.

MAJOR CUSTOMERS

Our revenues consist almost entirely of royalties, although we also receive minimal annual maintenance fees from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. In 2008, 2007 and 2006, Genentech accounted for 77%, 79% and 80% of our revenues from continuing operations, respectively, and MedImmune accounted for 14%, 16% and 18% of our revenues from continuing operations, respectively.

EMPLOYEES

As of February 26, 2009, we had six full-time employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

AVAILABLE INFORMATION

We file electronically with the Securities and Exchange Commission (SEC) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:/ /www.sec.gov.

We make available free of charge on or through our website at www.pdl.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished them to, the SEC. You may also obtain copies of these filings free of charge by calling us at (775) 832-8500. Also, our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Litigation Committee Charter, Corporate Governance Guidelines and Code of Business Conduct are available free of charge on our website at www.pdl.com or by calling the number listed above.

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

Keep these risk factors in mind when you read forward-looking statements contained in this Annual Report and the document incorporated by reference in this Annual Report. These statements relate to our expectations about future events and time periods. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Our antibody humanization patents, which are of significant value to us, are being challenged and a successful challenge or refusal to take a license could limit our future revenues.

Two of our Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent. Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. An adverse decision in the pending European oppositions could have a material impact on our ability to collect royalties on European sales of our licensee’s products manufactured outside the United States, and could encourage challenges to our related Queen et al. patents in other jurisdictions, including the United States.

In addition, disputes with existing licensees could result in litigation in which the validity and/or enforceability of our Queen et al. patents could be challenged. We cannot assure you that we will be successful if the validity and/or enforceability of our Queen et al. patents are challenged for any reason. In the event of a final, non-appealable judgment that some or all of our Queen et al. patents are invalid or unenforceable, there is a substantial likelihood that one or more of our licensees will cease paying royalties under the terms of our existing license agreements. For example, in December 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid, that neither Synagis nor motavizumab infringes our Queen et al. patents, and that therefore neither product is subject to royalties pursuant to the MedImmune agreement. In February 2009, we filed a motion to dismiss MedImmune’s complaint, as well as a motion to transfer the case to the United States District Court for the District of Delaware. On February 13, 2009, MedImmune asserted in a letter that it may be entitled to pay a lower rate because of our settlement with Alexion. See “Item 3—Legal Proceedings.” Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or at the current royalty rate. Also, in September 2008, UCB informed us that it has taken the position that its Cimzia product does not infringe our Queen et al. patents and therefore does not intend to pay to us royalties under the UCB agreement. We believe that UCB agreement covers the Cimzia product. We intend to vigorously defend and enforce our rights under our Queen et al. patents and to enforce our rights under both the MedImmune and UCB agreements. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. In addition, if MedImmune is successful in showing that it has made payments to PDL in excess of its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments.

Our ability to maintain and increase our revenues from licensing our Queen et al. patents is dependent upon third parties maintaining their existing licensing arrangements, exercising rights under existing patent rights agreements and paying royalties under existing patent licenses with us. If we experience difficulty in enforcing our patent rights through licenses, or if our licensees, or prospective licensees, challenge our antibody humanization patents, or challenge whether particular existing or follow-on products are within the scope of our Queen et al. patents, and therefore not subject to royalty payments, our revenues and financial condition could be adversely affected, and we could be required to undertake additional actions, including litigation, to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

We derive a significant portion of our royalty revenues from a limited number of licensees and our future success depends on continued market acceptance of their products.

Our revenues will consist almost entirely of royalties, although we expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. In 2008, 2007 and 2006, Genentech accounted for 77%, 79%, and 80% of our revenues from continuing operations, respectively, and MedImmune accounted for 14%, 16% and 18% of our revenues from continuing operations, respectively. Our future success depends primarily upon the continued market acceptance of our licensee’s commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect our patent and other intellectual property rights. The scope, validity, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Patents, if issued, may be challenged, invalidated, circumvented or rendered unenforceable. The issuance of a patent is presumptive, but not conclusive as to its validity or its enforceability. U.S. patents and patent applications may also be subject to interference proceedings. U.S. patents may be subject to reexamination or reissue proceedings in the U.S. Patent and Trademark Office, or PTO, and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination, reissue and opposition proceedings may be costly. Furthermore, no consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate or collect royalties based on these patents. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. See “Item 3—Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering R&D, testing, manufacturing, quality control, labeling and promotion of drugs for human use. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a BLA or NDA are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA regulations, including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physician’s willingness to prescribe, or patient’s willingness to use, the applicable product. In either case, our revenues could be materially and adversely affected.

For example, in February 2005, Biogen Idec and Elan announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (“PML”), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy. As of February 6, 2009, Biogen Idec and Elan have announced five cases of PML in patients treated with the Tysabri antibody since its re-launch. As a result, if physicians prescribe Tysabri less frequently due to the PML risk, or if Biogen Idec and Elan suspend the marketing and commercial distribution of the Tysabri antibody, either voluntarily or mandated by a regulatory agency such as the FDA, the amount of royalties we receive will be adversely affected.

Another example is Raptiva, Genentech’s drug approved for the treatment of psoriasis. On February 20, 2009, the FDA issued a public health advisory concerning three confirmed and one possible report of PML in patients using Raptiva. Three of those patients have died. The FDA’s health advisory strongly recommended that health care professionals carefully monitor patients on Raptiva, as well as those who have discontinued the drug, for any signs or symptoms of neurologic disease, and that they periodically reassess the benefits of continued treatment. The public health advisory further stated that the FDA will take appropriate steps to ensure that the risks of Raptiva do not outweigh its benefits. In October 2008, the FDA added serious warnings regarding Raptiva’s risks after the first patient contracted PML and died. Also on February 20, 2009, a committee of the European Medicines Agency recommended that marketing authorization for Raptiva in the EU be suspended because the benefits of Raptiva no longer outweigh its risks. Raptiva is marketed by Merck KGaA in the EU. On February 23, 2009, based on a recommendation by Health Canada, EMD Serono Canada Inc., the Canadian affiliate of Merck Serono who markets Raptiva in Canada, is suspending Raptiva from the Canadian marketplace due to safety concerns, including the occurrence of PML in patients taking the medication. As a result, if physicians prescribe Raptiva less frequently due to the PML risk, or if Genentech suspends the marketing and commercial distribution of Raptiva, either voluntarily or mandated by a regulatory agency, the amount of royalties we receive will be adversely affected.

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

Our licensees face competition.

Our licensees face competition from other pharmaceutical and biotechnology companies. The introduction of new competitive products or follow-on biologics may result in lost market share for our licensees, reduced utilization of licensed products, lower prices and/or reduced licensed product sales, any of which could reduce our royalty revenue and have a material adverse effect on our results of operation.

Our revenues and operating results will likely fluctuate in future periods.

Our antibody humanization royalty revenues may be unpredictable and fluctuate since they depend upon, among other things, the seasonality and rate of growth of sales of licensed products and the mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales in connection with our Master Patent License Agreement with Genentech.

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods.

Approximately 15% of our royalty revenues are from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue to contribute to fluctuation in our revenues from quarter to quarter. In December 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid, that neither Synagis nor motavizumab, which is MedImmune’s newer version of the product, infringes our Queen et al. patents, and that therefore neither product is subject to royalties pursuant to the MedImmune agreement. In

February 2009, we filed a motion to dismiss MedImmune’s complaint, as well as a motion to transfer the case to the United States District Court for the District of Delaware. On February 13, 2009, MedImmune asserted in a letter that it may be entitled to pay a lower rate because of our settlement with Alexion. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis product on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties on Synagis or on motavizumab, if it is even approved for commercialization. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. In addition, if MedImmune is successful in showing that it has made payments to PDL in excess of its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments. See “Item 3—Legal Proceedings.”

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of distributions to our stockholders.

As of December 31, 2008, we had approximately $512.2 million in total long-term liabilities outstanding, comprised primarily of $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the “2012 Notes”) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due 2023 (the “2023 Notes”). The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and the change of a majority of PDL’s board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which could trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, any of which could adversely affect the amount or timing of any distributions to our stockholders.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the 2023 Notes and 2012 Notes, which could adversely affect the amount or timing of any distribution to our stockholders. We may also finance such repurchase through public or private equity or debt financings if we deem such financings are available on favorable terms. If any or all of the 2023 Notes or 2012 Notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the 2023 Notes or 2012 Notes, respectively, then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these repurchase or other obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any.

We may be unable to monetize our antibody humanization patents and royalties assets through a potential sale or securitization transaction and distribute a portion of the proceeds to our stockholders.

In 2008, we terminated efforts to monetize our antibody humanization patent and royalties assets primarily due to market conditions. While we will continue to explore various approaches to monetizing all or a portion of our antibody humanization patents and royalties assets, there can be no assurance that conditions in the financial markets will allow us to monetize our antibody humanization patents and royalties assets. Even if conditions in the financial markets improve, there can be no assurance that we will be able to monetize all or a portion of our antibody humanization patents and royalties assets on acceptable terms or that buyers or investors will be interested in our antibody humanization patents and royalties assets.

Our common stock may lose value due to several factors, including the expiration of our Queen et al. patents, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Going forward, we expect that substantially all of our revenues will be in the form of royalties derived from our license agreements relating to our Queen et al. patents, which generally expire in 2013 and 2014. Shortly after the expiration of all of our Queen et al. patents, we will cease receiving patent-related royalties from our licensees and, as a result, our common stock will likely have little value. In addition to all of the risk factors listed herein, some other factors may also have a significant effect on the market price of our common stock, such as any payment of dividends or distributions to our stockholders and comments and expectations of results made by securities analysts.

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

The 2023 Notes and 2012 Notes are currently convertible at any time, at the option of the holder, into shares of our common stock at varying conversion rates. We have reserved shares of our authorized common stock for issuance upon conversion of the 2023 Notes and 2012 Notes. If any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution and our common stock price may be subject to downward pressure.

In connection with the Spin-Off, the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward. Previously, the conversion rate for the 2023 Notes was 72.586 shares of common stock per $1,000 principal amount of the 2023 Notes (or a conversion price of approximately $13.78 per share). The adjusted conversion rate for the 2023 Notes is 114.153 shares per $1,000 principal amount of 2023 Notes (or a conversion price of approximately $8.76 per share), effective December 8, 2008. Previously, the conversion rate for the 2012 Notes was 61.426 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $16.28 per share). The adjusted conversion rate for the 2012 Notes is 82.162 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $12.17 per share), effective January 5, 2009. Because the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

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

We must attract, retain and integrate key employees in order to succeed. It may be difficult to recruit, retain and integrate key employees.

To be successful, we must attract, retain and integrate qualified personnel. Our business is managing our antibody humanization patents and royalties assets, which requires only a very small number of employees. It may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

Our agreements with Facet may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements associated with the Spin-Off, including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement, Transition Services Agreement and Cross License Agreement, were negotiated in the context of the Spin-Off while Facet was still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may not be able to collect on indemnification rights from Facet.

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, if Facet does not have the ability to pay monthly rent and other expenses associated with the real property leases for Facet’s corporate headquarters in Redwood City, California consisting of approximately 450,000 square feet of office and lab space, we will be required to pay such amounts, which could have a material adverse effect on the amount or timing of any distribution to our stockholders. In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2008, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $140.3 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. See “Item 2—Properties.”

We must evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters.

Our management is required to periodically evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of the end of each fiscal year. We are also required to disclose in our periodic reports with the SEC any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these rules has resulted in increased expenses and the devotion of significant management resources.

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. In 2007 and 2008, we reported that we had material weaknesses in our internal controls with respect to our financial statement close process, which we believe have been remediated. If we identify a material weakness, we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion, which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008, and our Annual Report on Form 10-K for the year ended December 31, 2007.

Our audit committee currently consists of only two independent directors. NASDAQ rules require us to have an audit committee consisting of at least three independent directors. As a result, the audit committee that reviewed our 2008 financial statements consisted of fewer members than required for NASDAQ-listed companies and is currently not in compliance with NASDAQ’s audit committee requirements. Failure to regain or maintain compliance with the NASDAQ requirements could result in the delisting of our common stock from NASDAQ, which would have a material adverse effect on the trading price and liquidity of our common stock.

As a result of the Spin-Off, three of the seven directors serving on our board of directors resigned and became directors of Facet, with the result that as of December 18, 2008 we were left with only two independent directors serving on our audit committee. Our continued listing on NASDAQ requires us to comply with NASDAQ requirements, which require us to have an audit committee composed of at least three independent directors. As a result, the audit committee that reviewed our 2008 financial statements consisted of fewer members than required for NASDAQ-listed companies and is currently not in compliance with NASDAQ’s audit committee requirements. On February 17, 2009, we received a letter from NASDAQ notifying us that we no longer comply with NASDAQ’s audit committee requirements. However, the NASDAQ rules provide a cure period, which extends until June 16, 2009, unless our 2009 annual stockholder meeting is held after such date in which case the period extends until the date of such meeting. During this period, our common stock will continue to trade on NASDAQ subject to continued compliance with other listing requirements. We are actively seeking additional qualified candidates to serve on our board of directors, including the audit committee, and fully expect to regain compliance with the audit committee requirements within the cure period. Failure to regain or maintain compliance with the NASDAQ requirements could result in the delisting of our common stock from NASDAQ, which would have a material adverse effect on the trading price and liquidity of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In July 2006, we entered into two leases and a sublease for the facilities in Redwood City, California, which formerly served as our headquarters. Pursuant to amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments pursuant to which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease term, or terminate the leases, and Facet assumed all of our obligations under the leases. Pursuant to the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date, and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet.

In November 2008, we entered into a lease for 3,775 square feet of office space in Incline Village, Nevada which now serves as our corporate headquarters. This lease expires in May 2010, unless sooner terminated or extended. Except as set forth above, we do not own or lease other properties.

ITEM 3.	LEGAL PROCEEDINGS

European Patent Oppositions

Two Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent. We are currently in two separate opposition proceedings with respect to these two patents. We intend to continue to vigorously defend our two European Queen et al. patents in these two proceedings, a description of which is set forth below.

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right to appeal this decision of the Opposition Divisions. If any of the opponents appeal the decision to the Technical Board of Appeal, the ‘216 Patent would continue to be enforceable during the appeal process. The deadline for filing notice of appeal has expired. Five opponents filed such notices and, of those, three have filed Grounds of Appeal.

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

Settlement with Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s Soliris® humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our Queen et al. patents. We sought monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2008 the District Court issued a claim construction opinion.

On December 31, 2008, we and Alexion entered into a definitive license agreement and settlement agreement. Under the terms of the agreements, we granted Alexion a license under certain claims in our Queen et al. patents, and provided Alexion a covenant not to sue in respect of other claims in our Queen et al. patents, thus permitting Alexion to commercialize Soliris for all indications under our Queen et al. patents. In consideration of this license, Alexion agreed to pay us $25 million, of which Alexion paid $12.5 million in January 2009, and Alexion is obligated to pay us the remaining $12.5 million within six months of the settlement. No additional payments will be owed by Alexion to us under our Queen et al. patents in respect of Soliris sales for any indication. As part of the settlement, Alexion has confirmed that our Queen et al. patents claims are valid and that Soliris employs technology covered under our Queen et al. patents. Further, Alexion has agreed not to challenge or assist other parties in challenging the validity of our Queen et al. patents in the future. Under the license agreement, we separately granted Alexion the right to take a royalty-bearing license under our Queen et al.

patents to commercialize additional Alexion humanized antibodies that may be covered by our Queen et al. patents in the future. In the event that Alexion takes such a license, Alexion will pay us a royalty of 4% of net sales of such non-Soliris products.

Action for Declaratory Judgment of Patent Invalidity by MedImmune

On August 22, 2008, MedImmune sent to us a notice, purportedly under the MedImmune agreement, that MedImmune was exercising its asserted rights under the MedImmune agreement to have a non-binding written determination made by non-conflicted legal counsel as to whether the Synagis product or motavizumab development product infringes claims under our Queen et al. patents. MedImmune and we mutually selected the non-conflicted legal counsel who would make such non-binding determination. On December 16, 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and that therefore no royalties are owed on the Synagis product or motavizumab development product. On December 18, 2008, as requested by MedImmune, MedImmune and we entered into an agreement pursuant to which the procedure to have such non-binding determination made by such non-conflicted legal counsel was terminated and we and MedImmune waived our obligations and rights with respect to the completion of the procedure initiated by the notice. We and MedImmune jointly instructed such non-conflicted legal counsel to cease work and not to render a written determination. On December 23, 2008, MedImmune sent us notice of its amended complaint which also seeks a declaratory judgment that Synagis and motavizumab do not infringe the U.S. Queen et al. patents and that therefore no royalties are owed on such products. On February 2, 2009, we filed a motion to dismiss MedImmune’s complaint, as well as a motion to transfer the case to the United States District Court for the District of Delaware. On February 13, 2009, MedImmune asserted in a letter that it may be entitled to pay a lower rate because of our settlement with Alexion. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or continue to pay us royalties at the current rate. We intend to vigorously defend against MedImmune’s claims and to assert our rights with respect to Synagis and motavizumab under the MedImmune agreement. We believe that there is no basis for MedImmune’s assertion that it is entitled to pay a lower royalty rate. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. In addition, if MedImmune is successful in showing that it has made payments to PDL in excess of its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments.

Interference Proceeding in the United States Patent Office

On February 25, 2009, the US Patent and Trademark Office declared an interference proceeding between certain claims of Queen et al., U.S. Patent No. 5,585,089 and certain pending claims of Adair et al., U.S. Application No. 08/846,658 under 35 U.S.C. 135(a). We have been designated as the senior party for the purposes of the interference proceeding. UCB Celltech, the applicant, is the assignee of the ‘658 application and has been designated the junior party. A call with the Board of Patent Appeals and Interferences is scheduled for April 16, 2009 to discuss the interference. In an interference proceeding, the Board of Patent Appeals and Interferences typically determines questions of priority of the claimed inventions and may also determine questions of patentability. Any final decision, if adverse to the claim of an applicant, is a final refusal by the Patent and Trademark Office of the claims involved. The Office may issue a patent to the applicant if he is adjudged the prior inventor. A final judgment adverse to the patentee from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent.

Certain Communications from UCB

We previously disclosed that we expected to receive royalty revenues from UCB on sales of UCB’s Cimzia product beginning in the third quarter of 2008. We believe that this royalty revenue is due under the UCB agreement. Under that agreement, we have licensed UCB certain rights under our Queen et al. patents. On September 15, 2008, UCB informed us that it has taken the position that Cimzia does not infringe our Queen et al. patents and therefore does not intend to pay to us royalties on the Cimzia sales. We intend to continue to defend and enforce our rights under our Queen et al. patents, as well as our rights under the UCB agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PDLI.” Prices indicated below are the high and low bid prices as reported by the NASDAQ Global Select Market for the periods indicated.

	High	Low
2008
First Quarter	$17.66	$9.07
Second Quarter	$14.11	$9.00
Third Quarter	$12.70	$8.82
Fourth Quarter	$10.24	$5.64	(1)

2007
First Quarter	$22.30	$18.01
Second Quarter	$27.98	$21.26
Third Quarter	$26.71	$18.20
Fourth Quarter	$23.95	$15.99

(1)	Reflects the distribution of Facet common stock in connection with the Spin-Off, where the Facet common stock was valued at $2.60 per PDL share based on the closing price of Facet common stock on the Spin-Off date.

As of February 23, 2009, we had approximately 182 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares as nominees for beneficial owners, which deposit these shares in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record, however, we are unable to reasonably estimate the total number of beneficial owners.

We paid a special cash dividend of approximately $507 million (or $4.25 per share) to our stockholders in May 2008 using proceeds from the sales of our commercial operations and an antibody manufacturing plant. Beginning in 2009, we intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. On February 26, 2009, we declared a cash dividend of $0.50 per share of common stock. Based on the number of shares issued and outstanding as of March 16, 2009, we currently expect the dividend to be approximately $60 million, which we expect to pay on April 1, 2009 using proceeds from our annual 2008 and first quarter 2009 earnings. We also intend to make a second dividend payment to our stockholders of $0.50 per share in October 2009. In connection with the issuance of these dividends, the conversion rates for our outstanding 2012 Notes and 2023 Notes will be adjusted based on the amount of the dividends and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. Our board of directors will evaluate a dividend policy for subsequent years based on net income, debt service, cash requirements for future debt service, income taxes and our progress with respect to a monetization transaction.

When market conditions warrant, we intend to consider means to monetize our antibody humanization patents and royalties assets. Were we to pursue and complete any such transaction, we would intend to distribute the net proceeds to our stockholders, after payment of any obligations due, and after retaining a portion of such proceeds for debt service, working capital and other general purposes.

COMPARISON OF STOCKHOLDER RETURNS

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2003 and December 31, 2008 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2003, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. We paid a special cash dividend of approximately $507 million (or $4.25 per share) to our stockholders in May 2008 using proceeds from the sales of our commercial operations and an antibody manufacturing plant. No other cash dividends have been paid. Also, following the Spin-Off, the price of our common stock dropped to reflect the separation of Facet from us. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
PDL BioPharma, Inc.	100.00	115.38	158.71	112.56	97.85	69.91
NASDAQ Biotechnology Index	100.00	106.13	109.14	110.25	115.30	100.75
NASDAQ Composite Index	100.00	108.59	110.08	120.56	132.39	78.72

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding all of our existing equity compensation plans under which we are authorized to issue shares of our common stock as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,717,795	$17.56	8,289,189	(1)
Equity compensation plans not approved by security holders(2)	2,058,197	$18.91	4,028,196

Total	5,775,992	$18.04	12,317,385

(1)	Includes 415,455 shares of common stock available for future issuance under our 1993 Employee Stock Purchase Plan.

(2)	See Note 3, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report for a description of our 1999 Nonstatutory Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below.

The financial results relating to both our former commercial operations and our former biotechnology operations have been presented as discontinued operations for all periods presented in the table below. See Note 19 to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenues:
Royalties	$275,512	$221,088	$183,918	$122,414	$77,029
License and other	18,758	3,825	3,425	5,622	7,481

Total revenues	294,270	224,913	187,343	128,036	84,510
General and administrative expenses	51,544	41,176	31,881	17,993	11,719
Interest and other income, net	14,901	20,233	16,967	7,634	8,014
Interest expense	(14,219)	(13,069)	(12,519)	(9,582)	(4,391)

Income from continuing operations, before income taxes	243,408	190,901	159,910	108,095	76,414
Income taxes	5,014	10,624	3,199	2,162	1,528

Income from continuing operations, after income taxes	238,394	180,277	156,711	105,933	74,886
Discontinued operations, net of income taxes(1)	(170,007)	(201,338)	(286,731)	(272,510)	(128,127)

Net income (loss)	$68,387	$(21,061)	$(130,020)	$(166,577)	$(53,241)

Income per basic share from continuing operations	$2.01	$1.55	$1.38	$1.02	$0.79
Net income (loss) per basic share	$0.58	$(0.18)	$(1.14)	$(1.60)	$(0.56)
Income per diluted share from continuing operations	$1.48	$1.34	$1.20	$0.89	$0.74
Net income (loss) per diluted share	$0.47	$(0.08)	$(0.84)	$(1.17)	$(0.42)

CONSOLIDATED BALANCE SHEET DATA:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Cash, cash equivalents, investments and restricted cash	$147,527	$440,788	$426,285	$333,922	$397,080
Working capital	$149,168	$598,346	$273,433	$307,302	$356,660
Assets held for sale(2)	$—	$269,390	$—	$—	$—
Total assets	$191,142	$1,192,192	$1,141,893	$1,163,154	$713,732
Long-term obligations, less current portion	$510,698	$534,847	$536,923	$507,294	$257,768
Accumulated deficit	$(522,958)	$(591,345)	$(570,129)	$(440,109)	$(273,532)
Total stockholders’ equity (deficit)	$(352,569)	$507,610	$467,541	$526,065	$412,510

(1)	The financial results associated with our former commercial and biotechnology operations have been presented as discontinued operations in our Consolidated Income Statements. See Note 19 to the Consolidated Financial Statements for further details.

(2)	The assets associated with our former commercial operations were presented as “held for sale” on our Consolidated Balance Sheet as of December 31, 2007, and such assets were fully divested in March 2008. See Note 19 to the Consolidated Financial Statements for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our primary assets are our antibody humanization patent and royalties assets, which consist of our Queen et al. patents and license agreements with numerous biotechnology and pharmaceutical companies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. We have also entered into licensing agreements pursuant to which we have licensed certain rights under the Queen et al. patents to make and sell certain products in development that have not yet reached commercialization, and certain of these products in development are currently in Phase III clinical trials. With respect to these agreements, we expect to continue to receive minimal annual maintenance fees and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales. However, substantially all of our revenues will now be in the form of royalties derived from our license agreements relating to our Queen et al. patents and we will receive no revenues from the biotechnology operations which we transferred to Facet Biotech Corporation (Facet) in connection with the Spin-Off.

Unless otherwise indicated, our consolidated financial information included in this Annual Report gives effect to the presentation of our biotechnology operations, which we spun off in December 2008, as discontinued operations and to the presentation of our commercial operations, of which we completed the divestiture in March 2008, also as discontinued operations for all periods presented in this Annual Report. See Note 19 to the Consolidated Financial Statements for further details.

RECENT DEVELOPMENTS

In March 2008, we completed the divestiture of our commercial and manufacturing operations, and in May 2008 paid a special cash dividend of $506.6 million to our stockholders (or $4.25 per share) using proceeds from such sales.

In April 2008, we announced our intention to spin off our biotechnology operations into Facet apart from our antibody humanization patent and royalties assets which will remain with PDL (the Spin-Off). We transferred our biotechnology operations to Facet on December 17, 2008 and, on December 18, 2008, made a pro rata distribution to our stockholders of record on December 5, 2008 of one share of Facet common stock for every five shares of PDL common stock. See “Item 1—Business.”

Since the Spin-Off, we significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company. In December 2008, we moved our principal place of business from Redwood City, California to Incline Village, Nevada. We intend to continue to operate as an independent, publicly traded Delaware company with corporate headquarters in Nevada.

In December 2008, we entered into a definitive license agreement and settlement agreement with Alexion that resolved the legal disputes between us relating to Alexion’s humanized antibody, Soliris® (eculizumab) and our Queen et al. patents. In consideration for this license, Alexion agreed to pay PDL $25 million, of which it has paid $12.5 million in January 2009 and is obligated to pay the second installment payment of $12.5 million in June 2009. See “Item 3—Legal Proceedings.”

Concurrent with our Spin-Off preparations, we had been evaluating opportunities to monetize our antibody humanization patent and royalties assets through a potential sale or securitization transaction. In November 2008, we terminated such efforts primarily due to market conditions. When market conditions warrant, we intend to consider means to monetize our antibody humanization patent and royalties assets. Were we to pursue and complete any such transaction, we would intend to distribute the net proceeds to our stockholders, after payment of any obligations due, and after retaining a portion of such proceeds for debt service, working capital and other general purposes. A sale transaction would decrease our revenues, while a securitization transaction would increase our expenses as we would become obligated to make interest payments on any notes issued in connection with such securitization.

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. Commencing in April 2009, we intend to make the first of two dividend payments in 2009 to our stockholders of $0.50 per share with the second dividend to be paid in October 2009. Our board of directors will evaluate a dividend policy for subsequent years based on net income, debt service, cash requirements for future debt service, income taxes and our progress with respect to a monetization transaction.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of R&D spending, acquisitions, changes in our corporate structure, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. Uncertain tax positions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” We accrue tax related interest and penalties associated with uncertain tax positions and include these with income tax expense in the Consolidated Statements of Operations.

Due to our lack of earnings history prior to the Spin-Off, our gross deferred tax assets had been fully offset by a valuation allowance on our Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to reverse the valuation allowance on our deferred tax assets as of December 31, 2008, which amount was approximately $21.9 million.

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenues in the quarter reported to us by our licensees (i.e., generally royalty revenues are recognized one quarter following the quarter in which sales by our licensees occurred). Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which cash is received from our licensees.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2008, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $140.3 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. We recorded a liability of $10.7 million on our Consolidated Balance Sheet as of December 31, 2008 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the state of the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital.

SUMMARY OF 2008, 2007 AND 2006 FINANCIAL RESULTS

Our net income in 2008 was $68.4 million, compared to net losses of $21.1 million in 2007 and $130.0 million in 2006. Of these amounts, we recognized income from continuing operations of $238.4 million, $180.3 million and $156.7 million for 2008, 2007 and 2006, respectively. At December 31, 2008, we had cash, cash equivalents, investments and restricted cash of $147.5 million. As of December 31, 2008, we had $543.7 million in total liabilities outstanding, which included $500.0 million in convertible notes, $250.0 million of which are due in 2023 and 2012, respectively.

Revenues

Revenues from continuing operations consist of royalty revenues as well as license and other revenues. During 2006, 2007 and 2008, our royalty revenues consisted almost entirely of royalties earned on sales of products under license agreements for our Queen et al. patents. Over this same time period, our license and other revenues consisted of maintenance fees and milestone payments from licensees under our patent license agreements. In addition, we had two active collaboration agreements before the Spin-Off: one with Biogen Idec and one with Bristol-Myers Squibb Company. Since these collaboration agreements related to our biotechnology operations, they were assigned to Facet in connection with the Spin-Off and, therefore, Facet assumed all obligations under these agreements and will recognize all collaboration-related revenues in future periods. In addition, certain of our former license agreements were assigned to Facet, so Facet will receive any potential future milestone and royalty revenues under these agreements. We will not recognize revenues under any of these agreements in future periods, and the revenues that we had recognized under these agreements in historical periods have been reflected as discontinued operations. Our revenues from continuing operations are comprised almost entirely of royalties, which represent more than 90% of total revenues from continuing operations for each of the past three years.

Total revenues from continuing operations in 2008 were $294.3 million, a 31% increase from $224.9 million in 2007, which growth was driven primarily by increases in royalties from our licensees. The increase in revenues was primarily driven by higher reported product sales of Avastin, Herceptin and Lucentis, which are marketed by Genentech, as well as Tysabri royalties, and a higher volume of total ex-U.S.-based Manufacturing and Sales of Herceptin as compared to the prior year, which royalty rate is fixed at a higher rate as compared to the tiered-rate fee structure that applies to U.S.-based Sales. Such increase was partially offset by a decrease in the effective average royalty rate earned on sales reported by Genentech as a result of the tiered fee structure under our license agreement with Genentech. In addition, in 2008 we recognized $12.5 million in license revenue associated with the definitive license agreement and settlement agreement that we entered into with Alexion in December 2008.

Total revenues from continuing operations in 2007 were $224.9 million, a 20% increase from $187.3 million in 2006. This increase was primarily due to royalty revenues, driven by higher reported product sales of Herceptin, Lucentis, and Avastin, which are marketed by Genentech, as well as the re-launch of Tysabri in 2007, and was partially offset by an approximate 30% decrease in ex-U.S.-based Manufacturing and Sales as a percentage of total ex-U.S.-based Manufacturing and Sales of Herceptin and a decrease in the effective average royalty rate earned on sales reported by Genentech as a result of the tiered fee structure under our license agreement with Genentech.

Royalties from licensed product sales exceeding more than 10% of our total royalty revenues are set forth below (by licensee and product, as a percentage of total royalty revenue):

	Product Name	Year Ended December 31,
Licensee		2008		2007		2006
Genentech	Avastin Herceptin	26 35	% %	26 38	% %	29 42	% %
MedImmune	Synagis	15%		16%		18%

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. As noted above, however, the Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. See “Item 1—Business.”

General and Administrative Expenses

In 2008, our total costs and expenses from continuing operations were $51.5 million, an increase of $10.4 million from 2007, and consisted entirely of general and administrative expenses. This increase was primarily driven from higher legal and consulting expenses associated with the Spin-Off and royalty monetization efforts which were terminated in November 2008. Our total costs and expenses from continuing operations in 2007 were $41.2 million, an increase of $9.3 million from 2006. This increase was primarily driven by higher legal and consulting expenses associated with the efforts to sell the Company and our key assets during 2007.

We expect that our general and administrative expenses for 2009 will be substantially lower due to the Spin-Off of the biotechnology business and the significant reduction in our general and administrative cost structure. Since the Spin-Off, we significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company.

Interest and Other Income, Net, and Interest Expense

Interest and other income, net, from continuing operations for the year ended December 31, 2008 decreased from 2007 due to lower average investment balances as well as lower interest rates earned on our investments. Interest and other income, net, in 2007 increased from 2006 primarily due to the increased interest earned on our cash, cash equivalents, investments and restricted cash balances as a result of higher interest rates and higher invested balances. Interest and other income, net, in 2008, 2007 and 2006 included interest income of $14.9 million, $20.2 million and $16.8 million, respectively.

Interest expense from continuing operations increased during the year ended December 31, 2008 in comparison to 2007 primarily as a result of lower capitalized interest since we completed the construction of the Redwood City facility in the fourth quarter of 2007. Interest expense increased by $0.6 million in 2007 compared to 2006 due to a portion of our lease payments on our Lab Building in Redwood City, being recorded as interest expense on the related long-term financing liability.

Interest expense from continuing operations in all periods presented, net of amounts capitalized, included amounts related to our 2.00%, $250.0 million convertible senior notes due 2012 and our 2.75%, $250.0 million convertible subordinated notes due 2023.

Income Taxes

Income tax expenses in 2008 primarily related to federal and state taxes which were reduced by the release of the valuation allowance on our gross deferred tax assets. Income tax expenses in 2007 and 2006 primarily related to federal alternative minimum taxes, state taxes and foreign taxes on income earned by our foreign operations. Our total provision for income taxes for the years ended December 31, 2008, 2007 and 2006 was $12.3 million, $0.5 million and $0.8 million, respectively, of which $5.0 million, $10.6 million and $3.2 million, respectively, related to our continuing operations in our Consolidated Statements of Operations. We recognized income tax expenses from our discontinued operations of $7.2 million in 2008 and an income tax benefit of $10.2 million and $2.4 million in 2007 and 2006, respectively.

During the fiscal year ended December 31, 2008, we recorded a $12.3 million net increase in our liabilities related to uncertain tax positions in accordance with FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, Accounting for Income Taxes. The future impact of the unrecognized tax benefit of $23.9 million, if recognized, is as follows: $13.0 million would affect the effective tax rate and $10.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We continue to include interest and penalties associated with the unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. Accrued interest and penalties associated with the underpayment of income taxes were $0.4 million and $0.5 million as of December 31, 2008 and 2007, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1993 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

As of December 31, 2008, we had deferred tax assets in excess of our deferred tax liabilities of approximately $27.3 million. Due to our lack of earnings history, prior to the Spin-Off, our gross deferred tax assets had been fully offset by a valuation allowance on our Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure provided a basis to reverse the majority of the valuation allowance on our deferred tax assets as of December 31, 2008, which amount was approximately $21.9 million. As a result, we expect that our effective income tax rate going forward will be approximately 35%.

Discontinued Operations

Biotechnology Operations

On December 18, 2008, we spun off our former biotechnology operations to Facet. See “Item 1—Business” for more details on the Spin-Off. The significant components of our former biotechnology operations, which are presented as discontinued operations for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net revenues	$27,696	$34,012	$61,726
Loss from operations before income taxes	$(122,538)	$(210,046)	$(169,735)

Commercial Operations

In March 2008, we completed the sale of our former commercial operations. The significant components of our former commercial operations, which are presented as discontinued operations for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net revenues	$66,467	$204,166	$165,701
Loss from operations before income taxes	$(40,220)	$(1,449)	$(119,428)

See Note 19 to the Consolidated Financial Statements for further information associated with our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, product sales revenues, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. During 2008, we divested assets associated with our biotechnology operations and commercial operations. Since the divestiture of these operations, we have significantly downsized our operations and currently have fewer than ten employees who will manage efforts to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company.

At December 31, 2008, we had cash, cash equivalents, investments and restricted cash in the aggregate of $147.5 million, compared to cash, cash equivalents, investments and restricted cash of $440.8 million at December 31, 2007. Although our cash on hand has reduced significantly as a result of the Spin-Off, we expect that going forward our operating expenses will decrease significantly as we will no longer incur research and development expenses associated with the biotechnology operations and we will have less than ten full-time employees to support our business. As a result of our downsized operations, we believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

In parallel with our Spin-Off preparations, we had been evaluating opportunities to monetize our antibody humanization patents and royalties assets through a potential sale or securitization transaction. In November 2008, we announced that we were terminating that effort primarily due to market conditions. When market conditions warrant, we intend to consider means to monetize our antibody humanization patents and royalties assets. Were we to pursue and complete any such transaction, we would intend to distribute the net proceeds to our stockholders, after payment of any obligations due, and after retaining a portion of such proceeds for debt service, working capital and other general purposes. A sale transaction would decrease our revenues, while a securitization transaction would increase our expenses as we would become obligated to make interest payments on any notes issued in connection with such securitization.

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. In May 2008, we paid a special cash dividend of $506.6 million to our stockholders (or $4.25 per share) using proceeds from the sales of our commercial operations and an antibody manufacturing plant. Commencing in April 2009, we intend to make the first of two dividend payments in 2009 to our stockholders of $0.50 per share with the second dividend to be paid in October 2009. Our board of directors will evaluate a dividend policy for subsequent years based on net income, debt service, cash requirements for future debt service, income taxes and our progress with respect to a monetization transaction.

In February 2005, we issued 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are currently convertible at any time, at the option of the holder, into our common stock at a conversion price of $12.17 per share, subject to adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and are redeemable by us on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are currently convertible at any time, at the option of the holder, into our common stock at a conversion price of $8.76 per share, subject to adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2023 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock.

Our principal obligations are our convertible notes, which in the aggregate are $500 million in principal. As discussed above, the 2012 Notes are not puttable (other than in the context of a fundamental change) and our 2023 Notes have a put right in August 2010, August 2013 and August 2018. Accordingly, we expect that our debt service obligations over the next several years will consist of principal and interest payments. From time to time, we may redeem, repurchase or otherwise acquire all or a portion of our convertible notes in the open market or otherwise, in accordance with the terms of our indentures. We would make such redemptions only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms. To the extent holders of our 2023 Notes require us to repurchase all or a portion of their notes, we believe we will have sufficient funds for such repurchase from our expected operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings at such time. In addition, to the extent we pursue to monetize all or a portion of our antibody humanization patents and royalties assets, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which would trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, any of which could adversely affect the amount or timing of any distributions to our stockholders.

Our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
CONTRACTUAL OBLIGATIONS
Operating leases	$189	$104	$11	$—	$304
Convertible notes (including interest payments)(1)	11,875	266,873	252,500	—	531,248

Total contractual obligations	$12,064	$266,977	$252,511	$—	$531,552

(1)	The 2023 Notes are shown as being due in the 1-3 years column as such notes are puttable by note holders in 2010.

Off-Balance Sheet Arrangements

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, where Facet was added as a co-tenant under the leases. In addition, we signed a Co-Tenancy Agreement with Facet under which we are obligated to make lease payments for the Redwood City facility in the event that Facet defaults under the lease. Such guarantee is in place for the original term of the leases, or through December 2021. We have recorded the estimated fair value of the guarantee of $10.7 million as a long-term liability on our Consolidated Balance Sheet as of December 31, 2008. As of December 31, 2008, the obligation under the lease agreements aggregated approximately $140.3 million through December 31, 2021. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2008, our investment portfolio was approximately $122.0 million and consisted of investments in Rule 2a-7 money market funds and certificates of deposit. If market interest rates were to have increased by 1% as of December 31, 2008, there would have been no material impact on the fair value of our portfolio. However, credit and liquidity risks in the current market could adversely affect the value of our investments in money market funds. If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value). Many of the current issues affecting money market funds involve investments in commercial paper issued by Structured Investment Vehicles, or SIVs. Rating agencies have downgraded certain commercial paper. This has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold. These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Money market funds may have also invested in auction rate securities. With the failure of the auction market, the valuation of these securities, or replacement with alternative instruments, may cause investments to become ineligible or valued below amortized cost. Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases. Our money market funds maintained a USD 1.00 net asset value and were not subject to withdrawal restrictions as of December 31, 2008. However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

As of December 31, 2008, the aggregate fair value of our convertible subordinated notes was $397.8 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.75% and the 2012 Notes bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations. Our convertible notes may be converted to common stock prior to the maturity date.

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
(In thousands)
Convertible subordinated notes
Fixed Rate	—	—	—	$250,000	—	$249,998	$499,998	$397,825	*
Avg. Interest Rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%

*	The fair value of the remaining payments under our convertible subordinated notes is based on the market price of similar instruments with similar convertible features.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$129,258	$340,634
Restricted cash	3,269	25,005
Short-term investments	15,000	71,880
Trade accounts receivable, net of allowances of $17.7 million at December 31, 2007	—	5,163
Assets held for sale	—	269,390
Receivables from licensees	13,500	1,010
Deferred tax assets	17,996	—
Prepaid and other current assets	1,658	7,352

Total current assets	180,681	720,434
Long-term restricted cash	—	3,269
Land, property and equipment, net	1,123	330,746
Goodwill	—	81,724
Other intangible assets, net	—	9,056
Long-term deferred tax assets	3,913	38,319
Other assets	5,425	8,644

Total assets	$191,142	$1,192,192

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,717	$8,893
Accrued compensation	7,856	27,222
Royalties payable	—	5,967
Other accrued liabilities	21,840	33,838
Deferred revenue	100	7,171
Deferred tax liability	—	38,319
Current portion of other long-term debt	—	678

Total current liabilities	31,513	122,088
Convertible notes payable	499,998	499,998
Long-term deferred revenue	1,500	27,647
Other long-term liabilities	10,700	34,849

Total liabilities	543,711	684,582
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,305 and 117,577 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,193	1,176
Additional paid-in capital	169,196	1,098,251
Accumulated deficit	(522,958)	(591,345)
Accumulated other comprehensive loss	—	(472)

Total stockholders’ equity (deficit)	(352,569)	507,610

Total liabilities and stockholders’ equity (deficit)	$191,142	$1,192,192

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Royalties	$275,512	$221,088	$183,918
License and other	18,758	3,825	3,425

Total revenues	294,270	224,913	187,343

Costs and expenses
General and administrative	51,544	41,176	31,881

Total costs and expenses	51,544	41,176	31,881

Operating income	242,726	183,737	155,462
Interest and other income, net	14,901	20,233	16,967
Interest expense	(14,219)	(13,069)	(12,519)

Income from continuing operations before income taxes	243,408	190,901	159,910
Income tax expense	5,014	10,624	3,199

Income from continuing operations	238,394	180,277	156,711

Discontinued operations (Note 19)
Loss from operations before income taxes	(162,758)	(211,495)	(289,163)
Income tax expense (benefit)	7,249	(10,157)	(2,432)

Loss on discontinued operations	(170,007)	(201,338)	(286,731)

Net income (loss)	$68,387	$(21,061)	$(130,020)

Income (loss) per basic share
Continuing operations	$2.01	$1.55	$1.38
Discontinued operations	(1.43)	(1.73)	(2.52)

Net income (loss) per basic share	$0.58	$(0.18)	$(1.14)

Income (loss) per diluted share
Continuing operations	$1.48	$1.34	$1.20
Discontinued operations	(1.01)	(1.42)	(2.04)

Net income (loss) per diluted share	$0.47	$(0.08)	$(0.84)

Shares used to compute income (loss) per basic and diluted share
Shares used to compute income (loss) per basic share	118,728	116,365	113,571

Shares used to compute income (loss) per diluted share	167,869	141,480	140,418

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$68,387	$(21,061)	$(130,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment charges	3,777	5,513	74,650
Depreciation expense	20,909	32,150	30,816
Amortization of convertible notes offering costs	2,345	2,344	2,345
Amortization of intangible assets	1,585	32,341	44,854
Stock-based compensation expense	8,783	20,578	23,648
Loss on sale of assets, net	14,897	—	—
Loss on disposal of equipment	220	763	74
Tax benefit from stock-based compensation arrangements	19,720	—	879
Net excess tax benefit from stock-based compensation	(19,317)	—	—
Changes in assets and liabilities:
Accounts receivable, net	17,201	9,652	4,301
Interest receivable	967	1,169	(1,416)
Inventories	—	(4,218)	(2,110)
Receivables from licensees	(12,490)	(560)	700
Other current assets	(12,497)	4,091	14,922
Deferred tax asset	(21,909)	—	—
Other assets	568	(23)	(5,616)
Accounts payable	(7,176)	(4,585)	10,750
Accrued liabilities	(32,350)	(4,146)	30,215
Other long-term liabilities	2,859	2,956	4,002
Deferred revenue	23,670	(9,991)	(24,224)

Total adjustments	11,762	88,034	208,790

Net cash provided by operating activities	80,149	66,973	78,770

Cash flows from investing activities
Purchases of investments	(15,000)	(134,588)	(384,206)
Maturities of investments	70,778	291,083	301,930
Maturities of restricted securities	—	—	6,829
Maturity of note receivable	—	—	30,000
Sale of commercial assets	272,945	—	—
Sale of manufacturing assets	236,560	—	—
Purchase of intangible assets	—	—	(18,777)
Sale of intangible assets	—	—	2,750
Purchase of property and equipment	(3,273)	(94,738)	(36,518)
Proceeds from the sale of property and equipment	—	20,903	269
Release of (transfer to) restricted cash	25,005	(10,005)	(18,269)

Net cash provided by (used in) investing activities	587,015	72,655	(115,992)

Cash flows from financing activities
Cash distribution to Facet Biotech Corporation	(405,968)	—	—
Proceeds from issuance of common stock, net of cancellations	15,390	27,273	33,529
Cash dividends paid	(506,612)	—	—
Net excess tax benefit from stock-based compensation	19,317	—	—
Proceeds from financing of tenant improvements	—	2,118	—
Payments on other long-term debt	(667)	(7,394)	(675)

Net cash provided by (used in) financing activities	(878,540)	21,997	32,854

Net increase (decrease) in cash and cash equivalents	(211,376)	161,625	(4,368)
Cash and cash equivalents at beginning of the year	340,634	179,009	183,377

Cash and cash equivalents at end the year	$129,258	$340,634	$179,009

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued (in thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Non-Cash Information
Cash paid during the year for interest	$11,874	$12,449	$12,431
Cash paid during the year for income taxes	$8,525	$162	$914
Non-cash investing and financing activities:
Transfer of assets, net of liabilities, to Facet Biotech Corporation	$49,651	$—	$—
Guarantee issued in connection with the Spin-Off (Note 5)	$10,700	$—	$—
Capitalization of facilities under financing lease transactions, including accrued interest, and corresponding long-term financing	$—	$1,549	$25,117
Issuance of escrow shares to former ESP stockholders	$—	$12,580	$12,700

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2005	112,062,073	$1,121	$969,118	$(1,998)	$(440,109)	$(2,067)	$526,065
Issuance of common stock under employee benefit plans, net	2,542,779	25	33,504	—	—	—	33,529
Elimination of deferred stock compensation upon adoption of SFAS 123(R)	—	—	(1,998)	1,998	—	—	—
Stock-based compensation expense for employees	—	—	23,383	—	—	—	23,383
Stock-based compensation expense for consultants	—	—	264	—	—	—	264
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	401,408	4	12,696	—	—	—	12,700
Tax benefit from employee stock option exercises	—	—	879	—	—	—	879
Comprehensive loss:
Net loss	—	—	—	—	(130,020)	—	(130,020)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	1,599	1,599
Adjustments to initially apply SFAS 158, net of tax	—	—	—	—	—	(858)	(858)

Total comprehensive loss							(129,279)

Balance at December 31, 2006	115,006,260	1,150	1,037,846	—	(570,129)	(1,326)	467,541
Issuance of common stock under employee benefit plans, net	2,065,352	21	27,252	—	—	—	27,273
Stock-based compensation expense for employees	—	—	20,513	—	—	—	20,513
Stock-based compensation expense for consultants	—	—	65	—	—	—	65
Issuance of common stock in connection with release of escrow shares from ESP Pharma acquisition	505,650	5	12,575	—	—	—	12,580
Adoption of FIN 48	—	—	—	—	(155)	—	(155)
Comprehensive loss:
Net loss	—	—	—	—	(21,061)	—	(21,061)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	536	536
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	—	318	318

Total comprehensive loss							(20,207)

Balance at December 31, 2007	117,577,262	1,176	1,098,251	—	(591,345)	(472)	507,610
Issuance of common stock under employee benefit plans, net	1,727,304	17	15,373	—	—	—	15,390
Stock-based compensation expense for employees	—	—	8,783	—	—	—	8,783
Tax benefit from employee stock options	—	—	19,720	—	—	—	19,720
Guarantee issued in connection with the Spin-off of biotechnology operations	—	—	(10,700)	—	—	—	(10,700)
Dividend paid	—	—	(506,612)	—	—	—	(506,612)
Spin-off of biotechnology operations	—	—	(455,619)	—	—	—	(455,619)
Comprehensive income:
Net income	—	—	—	—	68,387	—	68,387
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	—	(67)	(67)
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	—	539	539

Total comprehensive income							68,859

Balance at December 31, 2008	119,304,566	$1,193	$169,196	$—	$(522,958)	$—	$(352,569)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. ORGANIZATION AND BUSINESS

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business is the management of our antibody humanization patents and royalty assets which consist of our Queen et al. patents and license agreements with numerous biotechnology and pharmaceutical companies pursuant to which we have licensed certain rights under our Queen et al. patents. We receive royalties based on these license agreements on sales of a number of humanized antibody products marketed today, and also may receive royalty payments on additional humanized antibody products launched before patent expiry in 2013 and 2014. Since our inception in 1986, our operations have included the biotechnology operations, which were focused on the discovery and development of novel antibodies, which we spun off to Facet Biotech Corporation (Facet) in December 2008. Between March 2005 and March 2008, we also had commercial operations, which consisted of our former Declomycin, Sectral, Tenex and Ismo commercial products, which were divested in the first quarter of 2006, and also of our former Cardene, Retavase and IV Busulfex commercial products and our former ularitide development-stage cardiovascular product (together, the Commercial Assets), which we divested in March 2008. The financial results of our former biotechnology operations and commercial operations are reflected as discontinued operations in the Consolidated Statement of Operations. For further information on our discontinued operations, see Note 19.

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development by our licensees of nine marketed products, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) or other regulatory agencies outside the United States. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make and sell certain products in development that have not yet reached commercialization. Certain of these products in development are currently in Phase III clinical trials.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

During the fourth quarter of 2007, based on the interest and related offers we received for our Commercial Assets, which assets related to our commercial operations, we elected to proceed with the sale of our Commercial Assets. Therefore, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), we classified our Commercial Assets, including product rights, intangible assets and related fixed assets, as “held for sale” on the Consolidated Balance Sheet. Such assets were fully divested in March 2008. In December 2008, we transferred our biotechnology operations into Facet and made a pro rata distribution to our stockholders of record on December 5, 2008 of one share of Facet common stock for every five shares of PDL common stock (the Spin-Off). Since we do not have significant or direct involvement in the future operations of either of these businesses, the financial results of our former commercial operations and biotechnology operations have been presented as discontinued operations. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of income from continuing operations. For details of such amounts, see Note 19.

Principles of Consolidation

Prior to the divestiture of the Commercial Assets and the Spin-Off, the consolidated financial statements include the accounts of PDL BioPharma, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Subsequent to the divestiture of the Commercial Assets and the Spin-Off, PDL no longer has any wholly-owned subsidiaries.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Disclosures

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” we are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker consisted of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. As of December 31, 2008, we operated as one segment. Our facilities are located within the United States.

Cash Equivalents, Restricted Cash, Investments and Concentration of Credit Risk

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents, investments and restricted cash with high-credit-quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument.

Inventories

Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method. When the inventory carrying value exceeds the net realizable value, reserves are recorded for the difference between the cost and the net realizable value. These reserves are determined based on management’s estimates. Inventories consist of finished goods, work-in-process and raw materials (including active pharmaceutical ingredients) and, as of December 31, 2007, related solely to our former commercial operations. As a result, inventories were classified as assets held for sale on our Consolidated Balance Sheet as of December 31, 2007. As we divested such assets during March 2008, we held no inventories as of December 31, 2008.

Inventories consisted of the following as of December 31, 2007:

(In thousands)
Raw materials	$8,378
Work-in-process	7,384
Finished goods	8,120

Total	$23,882

Revenue Recognition

We recognize revenues resulting from licensing and use of our technology, from research and development (R&D) services, from product sales and from other services we sometimes perform in connection with the licensed technology under the guidance of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Royalty, licensing and other revenues are typically derived from our proprietary patent portfolio covering the humanization of antibodies for use as drugs, in drug development and production. In connection with the divestiture of our former commercial operations and biotechnology operations, all revenues resulting from product sales and certain license and other revenues, including all revenues that we have recognized in the past from our collaboration partners under collaboration agreements, have been reflected as discontinued operations in the Consolidated Statement of Operations (see Note 19).

Revenues, and their respective accounting treatment for financial reporting purposes, are as follows:

Royalties

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. Accordingly, we recognize royalty revenues in the quarter reported to us by our licensees (i.e., generally royalty revenues are recognized one quarter following the quarter in which sales by our licensees occurred). Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which cash is received from our licensees.

License and Other Revenues

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

We enter into patent license and humanization agreements that may contain milestones associated with reaching particular stages in product development. We recognize “at risk” milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be “at risk” when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or through a perfunctory effort. Milestones which are not deemed to be “at risk” are recognized as revenue in the same manner as up-front payments. Generally, there are three types of agreements under which a customer would owe us a milestone payment:

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

Collaboration Revenues

Prior to the divestiture of our Commercial Assets and the Spin-Off, amounts received from our collaboration partners were recognized as revenue as the related services were performed. In certain instances, our collaboration agreements involved a combination of upfront fees, milestones and development costs where we were not able to establish fair value of all of the undelivered elements. In those cases, we recognized these upfront fees, milestones and reimbursements of development costs as the services were performed. Such amounts are presented as discontinued operations in the Consolidated Statements of Operations.

Product Sales

Prior to the divestiture of our Commercial Assets, we recognized revenues from product sales when there was persuasive evidence that an arrangement existed, title passed, the price was fixed and determinable, and collectibility was reasonably assured. Product sales were recognized net of estimated allowances, discounts, sales returns, chargebacks and rebates. Such amounts are presented as discontinued operations in the Consolidated Statements of Operations.

Accounts Receivable, Sales Allowances and Rebate Accruals

Accounts receivable are recorded net of allowances for cash discounts for prompt payment, doubtful accounts, chargebacks, wholesaler rebates and sales returns. As a result of the divestiture of our Commercial Assets in March 2008, our accounts receivable balances, including reserve accounts, as of December 31, 2008, were zero.

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

From our acquisitions of the Commercial Assets via our business combination with ESP Pharma and the purchase of rights to the Retavase product in 2005 through the divestiture of our commercial operation in 2008, we had adjusted our allowances for product returns, chargebacks and rebates based on more recent experience. In June 2006, based on product returns experienced in the quarter, additional visibility into channel inventory levels and activity and enhancements made to our estimation process, we changed our estimates for product sales returns to better reflect the projected future level of returns. The effect of this change in estimate was to reduce net product sales in June 2006 by approximately $5.6 million, which increased net loss per basic and diluted share by approximately $0.05 for the year ended December 31, 2006. In addition, in June 2007, based on product return trends, we again revised our estimates for product sales returns. The effect of this change in estimate was to reduce net product sales during the second quarter of 2007 by approximately $2.6 million, which increased net loss per diluted share by approximately $0.02 for the year ended December 31, 2007. Such amounts are presented as discontinued operations.

Advertising and Promotional Expenses

Prior to the divestiture of our Commercial Assets and the Spin-Off, we engaged in promotional activities, which typically took the form of industry publications, journal ads, exhibits, speaker programs, and other forms of media. Advertising and promotion expenditures were expensed as incurred. These expenses for the years ended December 31, 2008, 2007 and 2006 were $3.4 million, $19.6 million and $19.5 million, respectively, and are presented as discontinued operations in the Consolidated Statements of Operations.

Shipping and Handling

Prior to the divestiture of our Commercial Assets and the Spin-Off, we recorded costs associated with shipping and handling of revenue-generating products in cost of product sales, which costs are presented as discontinued operations in the Consolidated Statements of Operations.

Research and Development

Prior to the divestiture of our Commercial Assets and the Spin-Off, major components of research and development expenses consisted of personnel costs, including salaries and benefits, clinical development performed by us and CROs, preclinical work, pharmaceutical development, materials and supplies, payments associated with work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All research and development costs were charged to expense as incurred and, since they related entirely to our former commercial and biotechnology operations, are reflected as discontinued operations in the Consolidated Statements of Operations. Research and development expenses were $166.9 million, $237.7 million and $247.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Specifically, we include in other comprehensive income (loss) the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net income (loss). Other comprehensive loss also included the liability that had not yet been recognized as net periodic benefit cost for our postretirement benefit plan in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158), which we adopted during the fourth quarter of 2006. Our former post-retirement benefit plan was assigned to Facet in connection with the Spin-Off in December 2008. Our comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 is presented in the Consolidated Statements of Stockholders’ Equity. As of December 31, 2008, we had no unrealized gains or losses on investments and we had assigned the rights and obligations under our former post-employment benefit plan to Facet in connection with the Spin-Off; therefore, our accumulated other comprehensive income (loss) as of December 31, 2008 was zero.

The components of accumulated other comprehensive loss as of December 31, 2007 were as follows:

(In thousands)
Net unrealized gains on securities available-for-sale	$67
Unrecognized net periodic benefit costs	(539)

Accumulated other comprehensive loss	$(472)

Capitalized Software

Pursuant to SOP 98-1, we recognize costs incurred in the preliminary planning phase of software development as expense as the costs are incurred. Software development costs incurred in the application development phase are capitalized and are included in property and equipment. For the years ended December 31, 2008, 2007 and 2006, we capitalized software development costs of zero, $4.1 million and $7.0 million, respectively. Once the developed software is placed into service, these costs are amortized over the estimated useful life of the software.

Foreign Currency Translation

The U.S. dollar is the functional currency for our former French subsidiary, which was assigned to Facet in connection with the Spin-Off in December 2008. All foreign currency gains and losses are presented as discontinued operations in the accompanying Consolidated Statements of Operations and have not been material.

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

Capitalization of Interest Cost

We capitalize a portion of our interest on borrowings in connection with significant capital expenditures. Of total interest cost incurred of $15.9 million, $16.8 million and $14.8 million during the years ended December 31, 2008, 2007 and 2006, we capitalized interest of $3.1 million and $1.7 million in 2007 and 2006, respectively. We did not capitalize interest in 2008 as we did not have a significant level of capital expenditures during the year. Of the total interest expense, $1.6 million, $0.6 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively are presented as discontinued operations in the accompanying Consolidated Statements of Operations.

Intangible and Other Long-Lived Assets

At December 31, 2007, our intangible assets consisted of purchased core technology and product rights. As a result of our divestiture of our Commercial Assets and the Spin-Off, we had no intangible assets at December 31, 2008. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142), we amortize intangible assets with definite lives over their estimated useful lives and review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Prior to the Spin-Off in December 2008, in connection with which we assigned our purchased core technology asset to Facet, we were amortizing the purchased core technology over its estimated useful life of ten years. Our former product rights assets, which were associated with our former commercial operations and divested in March 2008, were classified as “held for sale” as of December 31, 2007. The amortization expenses related to the purchased core technology and the amortization expenses related to the product rights assets that were incurred prior to December 1, 2007, the date on which we designated them as “held for sale,” are reflected as discontinued operations in the Consolidated Statements of Operations.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2008, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $140.3 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. We recorded a liability of $10.7 million on our Consolidated Balance Sheet as of December 31, 2008 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the state of the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital.

Goodwill

In March 2005, we recorded goodwill in connection with our acquisition of ESP Pharma, Inc., under which business combination we acquired our former Commercial Assets. We allocated all of our goodwill to the commercial operations, which were divested in March 2008, and in connection with the sales and write-off of the Commercial Assets, we wrote off goodwill in its entirety. As such, we have no goodwill as of December 31, 2008. The sale of the Commercial Assets and the write off of goodwill is presented in discontinued operations in the Consolidated Statements of Operations (see Note 19).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We are required to adopt EITF 07-1 on or before January 1, 2009. As our collaboration revenues are presented as discontinued operations, EITF 07-1 will not change the presentation of our collaboration revenues or collaboration-related research and development expenses upon adoption.

3. STOCK-BASED COMPENSATION

Under the guidance of SFAS No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)), we recognize compensation expense, using a fair-value based method, for costs associated with all share-based awards including stock options and stock issued to our employees and directors under our stock plans. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (APIC) pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123(R).

We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. SFAS No. 123(R) requires us to estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In connection with the Spin-Off of Facet in December 2008 and the termination of our former employees, we adjusted the forfeiture rate assumption to 100% for all option pools except for our current members of the board of directors. As a result, during the fourth quarter of 2008, we recognized a change in estimate for stock-based compensation expense of $2.7 million, which reduced our net loss by such amount, reflecting the amount of stock-based expense recognized in prior periods that was not earned by employees as of their termination on the Spin-Off date. As this amount relates to unvested stock options held by our former employees who were associated with the biotechnology operations and the commercial operations, this adjustment is reflected as discontinued operations in the Consolidated Statements of Operations.

Stock-based compensation expense recognized under SFAS No. 123(R) for employees and directors was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
General and administrative	$879	$1,406	$1,611
Discontinued operations	7,904	19,107	21,772

Total stock-based compensation expense	8,783	20,513	23,383
Tax benefit related to current year stock-based compensation	(2,861)	—	—

Stock-based compensation expense included in net income (loss)	$5,922	$20,513	$23,383

We also account for stock options granted to persons other than employees or directors at fair value. Stock options granted to non-employees are subject to periodic remeasurement over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. The stock-based compensation expense related to non-employees for the years ended December 31, 2008, 2007 and 2006 was zero, $0.1 million and $0.3 million, respectively.

Valuation Assumptions

The stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used were as follows:

	Year Ended December 31,
	2008	2007	2006
Stock Option Plans
Expected life, in years	4.0	4.0	4.0
Risk free interest rate	2.4%	4.5%	5.0%
Volatility	41%	38%	47%
Dividend yield	—	—	—

Employee Stock Purchase Plans
Expected life, in years	0.5	0.5	0.5
Risk free interest rate	2.8%	5.1%	4.8%
Volatility	32%	38%	43%
Dividend yield	—	—	—

Our expected term represents the period that we expect our stock-based awards to be outstanding, which we determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. We base expected volatility on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our options at the time of grant. Even though we issued a special cash dividend in May 2008 relating to the sales of our former commercial operations and our former antibody manufacturing plant in March 2008, the dividend yield was determined to be zero since we did not have a plan in place to pay any additional cash dividends in the foreseeable.

Stock-Based Incentive Plans

We have four active stock-based incentive plans under which we may grant stock-based awards to our employees, officers, directors and consultants. The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, subject to outstanding awards and available for grant under each of these plans as of December 31, 2008, is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards		Total Shares of Common Stock Available for Grant
1999 Stock Option Plan	9,585,521	3,559,904	2,728,827		3,296,790
1999 Nonstatutory Stock Option Plan	11,000,000	4,913,607	2,058,197		4,028,196
2002 Outside Directors Stock Option Plan	480,000	73,250	346,500		60,250
2005 Equity Incentive Plan	5,200,000	472,263	522,468		4,516,694
1991 Nonstatutory Stock Option Plan(1)	14,114,479	13,994,479	120,000	(2)	—

(1)	This plan expired in 2001 and we no longer may grant awards under this plan.

(2)	These shares of common stock are subject to options that were granted before the 1991 Nonstatutory Stock Option Plan expired. All of the shares subject to these options are vested. Shares subject to options that are cancelled or expire without being exercised will automatically be added to the number of shares of common stock authorized for issuance under our 1999 Stock Option Plan.

Under our 2005 Equity Incentive Plan, we are authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. Under our 1999 Stock Option Plan, 1999 Nonstatutory Stock Option Plan and 2002 Outside Directors Stock Option Plan, we are only authorized to issue stock options.

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

Employee Stock Purchase Plan

In addition to the stock-based incentive plans described above, we adopted the 1993 Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees who own less than 5% of our outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under our ESPP equals 85% of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower. Of the 2,900,000 shares authorized for issuance under our ESPP, as of December 31, 2008, 2,484,545 have been issued and 415,455 remain available for future issuance. The stock-based compensation expense recognized in connection with our ESPP for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $1.6 million and $1.6 million, respectively. For the six-month period ended December 31, 2008, we did not recognize any expense associated with the ESPP plan, since those who were participating in the ESPP were no longer employees as of December 31, 2008 as result of the Spin-Off and, under the terms of the plan, no shares were issued to the former employees.

Stock Option Activity

A summary of our stock option activity for the years ended December 31, 2008, 2007 and 2006 is presented below:

	2008		2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands, except per share data)
Outstanding at beginning of year	14,956	$19.85	14,313	$18.79	14,342	$17.89
Granted	1,055	9.34	3,980	21.92	3,737	19.75
Exercised	(1,775)	8.23	(1,664)	13.69	(2,206)	13.23
Forfeited	(8,460)	22.21	(1,673)	21.58	(1,560)	20.73

Outstanding at end of year	5,776	18.04	14,956	19.85	14,313	18.79

Exercisable at end of year	5,665	18.24	9,076	19.11	8,301	18.20

Weighted-average grant-date fair value of options granted during the year		$3.60		$7.79		$8.28

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$3.75–$12.26	623	1.52	$8.86		524	$9.44
$12.29–$13.87	617	0.26	$12.52		617	$12.52
$13.89–$14.95	663	0.31	$14.47		663	$14.47
$15.06–$16.17	598	1.47	$15.77		598	$15.77
$16.23–$17.36	265	0.25	$16.67		265	$16.67
$17.38–$18.12	750	0.98	$18.10		750	$18.10
$18.45–$20.46	578	0.29	$19.00		578	$19.00
$20.50–$24.52	526	0.97	$21.96		514	$21.98
$24.60–$24.60	676	1.77	$24.60		676	$24.60
$24.61–$53.95	480	0.34	$30.74		480	$30.74

Totals	5,776	0.87	$18.04	$149	5,665	$18.24	$91

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $6.18 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. In connection with the Spin-Off of Facet in December 2008, we terminated substantially all employees. As a result, approximately 3.1 million options with an average exercise price of $18.50 will expire on March 17, 2009 unless exercised by the former employees. Total unrecognized compensation cost associated with nonvested stock options outstanding as of December 31, 2008 was $0.4 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 1.1 years.

Additional information regarding our options exercised is set forth below:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash received	$14,661	$22,778	$29,182
Aggregate intrinsic value	$8,495	$15,856	$28,469

Prior to the fourth quarter of 2007, all outstanding stock options contained provisions whereby 25% of the original option grant amount would have accelerated and become immediately vested under certain circumstances in the event of a change in control of the Company. During the fourth quarter of 2007, the Compensation Committee of the board of directors approved a modification to the existing terms of all outstanding stock options held by non-officers of the Company to increase the level of acceleration to 50% of the original grant amount with all other terms and provisions of the options remaining unchanged. In addition, during the fourth quarter of 2007, the Compensation Committee approved a modification to the existing terms of outstanding stock options held by our commercial employees to accelerate the vesting equal to 25% of the original grant amount if and when the sale of the commercial operations occurred prior to a change in control of the Company. Stock-based compensation expense for 2008 included stock option modification charges totaling $4.6 million. The stock option modification charges related to accelerated vesting and extended exercise periods for certain stock options provided in connection with the termination of certain employees and members of the board of directors. The majority of the stock option modification charges related to the termination of certain employees as a result of the sale of the Commercial Assets and is reflected within discontinued operations.

Restricted Stock

A summary of our restricted stock activity for the year ended December 31, 2008 is presented below:

	2008		2007		2006
	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	208	$20.33	137	$20.67	103	$21.88
Awards granted	148	$9.67	143	$20.00	60	$19.09
Awards vested	(78)	$18.07	(41)	$20.86	(26)	$(21.88)
Forfeited	(278)	$15.30	(31)	$19.65	—	$—

Nonvested at end of year	—	$—	208	$20.33	137	$20.67

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.2 million and $0.7 million, respectively.

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

4. CASH DIVIDEND

In April 2008, we declared a special cash dividend of $4.25 per share (the Dividend), payable to each holder of our common stock as of May 5, 2008 (the Record Date). During 2008, we paid a total dividend of $506.6 million using proceeds from the sales of our commercial operations and an antibody manufacturing plant.

5. SPIN-OFF OF FACET

On December 17, 2008, we transferred our biotechnology operations to Facet and on December 18, 2008, made a pro rata distribution to our stockholders of record on December 5, 2008 of one share of Facet common stock for every five shares of PDL common stock.

In connection with the Spin-Off, on December 17, 2008, PDL and Facet entered into a Separation and Distribution Agreement (the Separation Agreement). The Separation Agreement identifies the assets transferred, liabilities assumed and contracts assigned to Facet as part of the Spin-Off, and describes when and how these transfers, assumptions and assignments occurred. In particular, all of the assets and liabilities associated or primarily used in connection with the biotechnology operations were transferred to Facet, including our intellectual property assets other than our Queen et al. patents. As a result, the primary assets and liabilities retained by us after the Spin-Off are our Queen et al. patents, our convertible notes and our leased office space in Nevada. In addition, in connection with the Spin-Off, as of the Spin-Off date, we capitalized Facet with $405 million in cash and assumed all current liabilities, with the exception of deferred revenue and the current portion of long-term debt, that were incurred by the biotechnology operations prior to the Spin-Off date.

On December 18, 2008, we also entered into with Facet (1) a Transition Services Agreement pursuant to which Facet and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 36 months following the Spin-Off, (2) a Tax Sharing and Indemnification Agreement that will govern Facet’s and our respective rights, responsibilities and obligations after the Spin-Off with respect to taxes, (3) a Cross License Agreement relating to our Queen et al. patents and certain other patents and know-how under which we granted to Facet a royalty-free, development license to our Queen et al. patents and a royalty-bearing, commercialization license to our Queen et al. patents and Facet granted to us a royalty-free license under certain intellectual property Facet owns solely for the purposes of allowing us to perform and fulfill existing obligations that we have under certain agreements with third parties, and (4) an Employee Matters Agreement which governs the employee benefit obligations of Facet and us as they relate to current and former employees, allocates liabilities and responsibilities relating to employee benefit matters that are subject to ERISA (other than severance plans) in connection with the Spin-Off, including the assignment and transfer of employees, and the establishment of a savings plan and a welfare plan.

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2008, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $140.3 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. We recorded a liability of $10.7 million on our Consolidated Balance Sheet as of December 31, 2008 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the state of the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital.

The total value of the Facet stock dividend of $455.6 million was based on the value of the net assets that were transferred to Facet in connection with the Spin-Off. The following assets were transferred to Facet:

Net assets transferred:
Cash and cash equivalents	$405,968
Prepaid and other current assets	15,768
Land, property and equipment, net	122,373
Other intangible assets, net	7,471
Other assets	2,141
Accrued compensation	(3,365)
Other accrued liabilities	(2,333)
Deferred revenue	(58,723)
Debt and other long-term liabilities	(34,149)
Accumulated other comprehensive loss	468

Net assets transferred	$455,619

Facet’s historical results of operations have been presented as discontinued operations in the Consolidated Statements of Operations. See Note 19 for further details of the discontinued operations results.

6. NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute income (loss) per basic share using the weighted-average number of shares of common stock outstanding during the periods presented, less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute income (loss) per diluted share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of income per diluted share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes due 2012 (the 2012 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes due 2023 (the 2023 Notes), including both the effect on interest expense and the inclusion of the underlying shares, using the if-converted method. For the year ended December 31, 2007 and 2006, we also included the release of the contingent shares remaining in escrow from the ESP Pharma acquisition, prior to their release from escrow in April 2007.

The following is a reconciliation of the numerators and denominators of the income (loss) per basic and diluted share computations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Numerator
Income from continuing operations used to compute income per basic share from continuing operations	$238,394	$180,277	$156,711
Add back interest expense for convertible notes, net of estimated tax	10,450	9,500	11,638

Income used to compute income per diluted share for continuing operations	$248,844	$189,777	$168,349

Net income (loss)	$68,387	$(21,061)	$(130,020)
Add back interest expense for convertible notes, net of estimated tax	10,450	9,500	11,638

Income used to compute net income (loss) per diluted share	$78,837	$(11,561)	$(118,382)

Denominator
Total weighted-average shares used to compute basic income (loss) per share	118,728	116,365	113,571
Effect of dilutive stock options	50	1,950	2,891
Assumed release of common stock in escrow	—	153	953
Restricted stock outstanding	10	42	33
Assumed conversion of convertible notes	49,081	22,970	22,970

Shares used to compute income per diluted share from continuing operations	167,869	141,480	140,418

We excluded from our earnings per share calculations 10.3 million, 8.2 million and 5.6 million shares for the years ended December 31, 2008, 2007 and 2006, respectively, relating to outstanding stock options and restricted stock, as such amounts would have been anti-dilutive.

7. RESTRUCTURING CHARGES

During 2008 and 2007, we put into place certain restructuring plans under which we recognized involuntary termination benefits and idle facilities charges. As the majority of restructuring charges has been allocated to our former commercial operations and our former biotechnology operations, they are classified as discontinued operations (see Note 19). During 2008 and 2007, we recognized $12.0 million and $6.7 million, respectively, of restructuring expense attributable to discontinued operations. In addition, we recognized approximately $0.2 million of restructuring charges in 2008 attributable to continuing operations, which amount is classified as general and administrative expenses. The restructuring accrual as of December 31, 2008 was approximately $0.1 million, which we expect to pay by the end of the first quarter of 2009. The details of the restructuring plans are described below.

The following table summarizes the restructuring activity discussed above, as well as the remaining reserve balance at December 31, 2008:

	Personnel Costs	Facilities Related	Total
	(In thousands)
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,616	3,052	6,668
Payments and adjustments	(3,205)	(1,195)	(4,400)
Interest expense	—	55	55

Balance at December 31, 2007	411	1,912	2,323
Restructuring charges	11,928	227	12,155
Payments and adjustments	(10,305)	(2,075)	(12,380)
Transfer of liability to Facet	(1,994)	—	(1,994)

Balance at December 31, 2008	$40	$64	$104

Company-Wide Restructuring Plan

Prior to the Spin-Off, to reduce our operating costs to a level more consistent with a biotechnology company focused on antibody discovery and development, in addition to other cost-cutting measures, we commenced a restructuring plan in March 2008 pursuant to which we eliminated approximately 120 employment positions in the first quarter of 2008 and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees). All impacted employees were notified in March 2008. Subsequent to the completion of the restructuring, we expected to have between 280 and 300 employees. Employees terminated in connection with the restructuring were eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services. We are recognizing severance charges for Transition Employees over their respective estimated service periods. During 2008, we recognized restructuring charges of $9.4 million, which primarily related to post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. As the restructuring efforts related primarily to our biotechnology operations, $9.2 million of the total $9.4 million of restructuring charges are presented as discontinued operations. These restructuring charges included expenses associated with employees who were terminated immediately as well as expenses associated with the Transition Employees. The remaining liability associated with these restructuring charges as of December 18, 2008 was transferred to Facet in connection with the Spin-Off.

In addition, in the fourth quarter of 2008, we commenced a restructuring plan pursuant to which we closed our France office and eliminated all related employment positions. In connection with this restructuring effort, we recognized charges of approximately $0.9 million. The liability associated with this restructuring plan was transferred to Facet in December 2008 in connection with the Spin-Off.

Manufacturing Restructuring Plan

In August 2007, we announced a strategic change to focus the Company on the discovery and development of novel antibodies in oncology and select immunologic diseases. As a result, we communicated our intent to sell certain assets that were not aligned with this new strategic direction. In addition we announced our plans to conduct a thorough review of our organization to ensure that our structure and scope of operations were appropriately aligned with our new strategy and we anticipated a sizeable reduction in our workforce. Restructuring expenses associated with our change in strategic focus of $3.6 million were recognized in 2007 and fully paid in 2008 and are presented as discontinued operations since all related employees were associated with our former biotechnology operations.

Commercial Restructuring

In connection with the divesture of the Commercial Assets, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we would likely eliminate in connection with the transactions. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), we recognized expenses for these severance benefits of $1.8 million during 2008, which was included within discontinued operations. Substantially all related severance obligations were settled by the end of 2008.

Facilities Related Restructuring Plan

During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized a restructuring charge of approximately $1.3 million, all of which was presented as discontinued operations. We paid all obligations relating to these leases by the end of the first quarter of 2008, when the leases on these facilities terminated.

In addition, during the second and fourth quarters of 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. In connection with the sale of our Manufacturing Assets in March 2008, Genmab assumed our obligations for one of these two facilities. During 2007, we recognized restructuring costs of approximately $1.8 million associated with these leased facilities, all of which is presented as discontinued operations. We expect to pay all obligations accrued relating to the remaining lease of approximately $0.1 million, which obligation was not transferred to Facet in connection with the Spin-Off, by the end of the first quarter of 2009.

8. CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

At December 31, 2008, we had invested our excess cash balances primarily in money market funds and certificates of deposit, and as of December 31, 2007, in money market funds and short-term marketable debt securities. Our securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders’ equity. The estimated fair value is based upon quoted market prices for these or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral for our investment activities.

A summary of our available-for-sale securities at December 31, 2008 and 2007 is presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2008
Money market funds	$107,041	$—	$—	$107,041
Certificate of deposit	15,000	—	—	15,000

Total	$122,041	—	—	$122,041

Classification on Consolidated Balance Sheets:
Cash equivalents				$107,041
Short-term investments				15,000

Total				$122,041

December 31, 2007
Money market funds	$208,217	$—	$—	$208,217
Securities of U.S. Government sponsored entities maturing within one year	152,027	74	(4)	152,097
U.S. corporate debt securities maturing within one year	9,920	—	(3)	9,917

Total	$370,164	$74	$(7)	$370,231

Classification on Consolidated Balance Sheets:
Cash equivalents				$298,351
Short-term investments				71,880

Total				$370,231

During 2008, 2007 and 2006, we did not recognize any gains or losses on sales of available-for-sale securities.

During 2006, we recorded $18.3 million as non-current restricted cash associated with the lease of our former headquarters in Redwood City, California. Of this amount, $15.0 million supported a letter of credit from which our landlord could draw if we did not fulfill our obligations with respect to the construction of our leasehold improvements. The remaining $3.3 million supports letters of credit serving as a security deposit for the Redwood City facilities. The $15 million letter of credit was released during 2008, and we expect the $3.3 million letter of credit supporting the lease deposit to be released in the first quarter of 2009.

9. FAIR VALUE MEASUREMENTS

As of January 1, 2008, we adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require any new fair value measurements in GAAP. SFAS No. 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received if we were to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1—quoted prices in active markets for identical assets and liabilities

•	Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•	Level 3—unobservable inputs

At December 31, 2008, our financial assets consisted primarily of money market funds which are considered to be Level 1 assets under SFAS No. 157 and are classified as cash and cash equivalents in our Consolidated Balance Sheets. At December 31, 2008, we also held $15 million of certificates of deposit which are considered to be Level 2 assets.

10. LAND, PROPERTY AND EQUIPMENT

Land, property, and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$—	$7,778
Buildings and improvements	—	179,261
Leasehold improvements	92	86,408
Laboratory and manufacturing equipment	—	77,496
Construction-in-process	—	6,322
Computer and office equipment	9,127	48,168
Furniture and fixtures	37	5,359

Gross land, property and equipment	9,256	410,792
Less accumulated depreciation and amortization	(8,133)	(78,854)
Less property and equipment in assets held for sale	—	(1,192)

Land, property and equipment, net	$1,123	$330,746

In connection with the sale of our Commercial Assets, as of December 31, 2007, we had classified $1.2 million of laboratory and manufacturing equipment associated with our commercial operations as assets held for sale. Such sale was completed in March 2008 (see Note 19).

Also in March 2008, we sold our former manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations associated with our facilities in Plymouth, Minnesota (together, the Manufacturing Assets) to an affiliate of Genmab A/S (Genmab) for total cash proceeds of $240 million. We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008, which represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges. Such assets were deemed to be part of our former biotechnology operations, and therefore the sale of the Manufacturing Assets is presented as discontinued operations (see Note 19).

In December 2008, we transferred assets with a net book value of $122.4 million to Facet in connection with the Spin-Off. The assets that were transferred to Facet relate primarily to leasehold improvements, laboratory and computer equipment and furniture and fixtures that are located within the Redwood City facilities.

11. INTANGIBLE ASSETS

As a result of the divestiture of our Commercial Assets and the Spin-Off, there were no intangible assets at December 31, 2008. Intangible assets as of December 31, 2007 consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Product rights	$328,876	$(84,560)	$244,316
Core technology	16,053	(6,997)	9,056
Assembled workforce	1,410	(1,410)	—

Net intangible assets	$346,339	$(92,967)	$253,372

On December 1, 2007, the product rights intangible assets were classified as assets held for sale on our Consolidated Balance Sheet. As of this date, we ceased amortization of these assets and classified them as “held for sale” at the lower of their respective carrying values or fair values less costs to sell. Amortization expense for our product rights’ intangible assets was included in discontinued operations in the Consolidated Statements of Operations during the years ended December 31, 2007 and 2006 and was $30.7 million and $43.1 million, respectively. In March 2008, we fully divested these assets. See Note 19 for further details.

Amortization expense for our core technology asset during the years ended December 31, 2008, 2007 and 2006 was $1.6 million, $1.6 million and $1.8 million, respectively. As the core technology asset was transferred to Facet in connection with Spin-Off in 2008, such amortization expenses are reflected as discontinued operations in the Consolidated Statements of Operations.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Consulting and services	$5,357	$10,110
Payable to Facet Biotech Corporation	1,100	—
Accrued clinical and pre-clinical trial costs	—	6,314
Restructuring accruals	104	2,323
Accrued income taxes	7,340	1,357
Accrued interest	4,434	4,453
Construction-in-process	—	2,288
Other	3,505	6,993

Total	$21,840	$33,838

13. POSTRETIREMENT BENEFIT PLAN

In June 2003, we established a postretirement health care plan (the Plan), which covers medical, dental and vision coverage for certain of our former officers and their dependents. Coverage for eligible retirees is noncontributory, but retirees are required to contribute 25% of dependent premium cost. In addition, coverage under the Plan ceases when participants become eligible for Medicare benefits. In connection with the Spin-Off, Facet assumed all rights and obligations under the Plan, and therefore, we have no related liabilities recorded on our Consolidated Balance Sheet as of December 31, 2008.

In December 2006, we adopted SFAS No. 158 which required us to recognize the funded status of the Plan in our Consolidated Balance Sheets, which was a liability of $1.7 million as of December 31, 2007. We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 5.8% for the year ended December 31, 2007. The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in our Consolidated Balance Sheets as of December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)
Other long-term liabilities	$36,067	$858	$36,925
Total liabilities	$673,494	$858	$674,352
Accumulated other comprehensive loss	$(468)	$(858)	$(1,326)
Total stockholders’ equity	$468,399	$(858)	$467,541

In 2008, 2007 and 2006, we recognized net periodic benefit costs of $0.3 million in each year, which expenses are reflected as discontinued operations in the Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are party to leased facilities under agreements that have expiration dates between 2009 and 2021. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled $7.0 million, $10.7 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, of which approximately $6.8 million, $10.5 million and $6.0 million is classified as discontinued operations. As of December 31, 2008, we occupied one leased facility in Incline Village, Nevada, which has a term of 18 months and for which the rent is approximately $0.2 million per year.

In connection with the sale of our former Manufacturing Assets in March 2008, located in Minnesota, Genmab assumed our former lease obligations in Minnesota for all but one facility, for which the lease agreement expired in February 2009. Such lease commitment was approximately $0.1 million as of December 31, 2008.

In July 2006, we entered into two leases (the Leases) and a sublease (the Sublease) for the facilities in Redwood City, California, which formerly served as our headquarters. Pursuant to amendments to the Leases entered into in connection with the Spin-Off (the Lease Amendments), Facet was added as a co-tenant under the Leases. As a co-tenant, Facet is bound by all of the terms and conditions of the Leases. PDL and Facet are jointly and severally liable for all obligations under the Leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the Lease Amendments pursuant to which we assigned to Facet all rights under the Leases, including, but not limited to, the right to amend the leases, extend the lease term, or terminate the leases, and Facet assumed all of our obligations under the Leases. In the event that Facet amends the Leases to extend beyond the original expiration date, PDL shall have no liability for any obligations that accrue under the Leases with respect to the period after the original expiration date. Pursuant to the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the Leases attributable to the period after the Spin-Off. In addition, in connection with the Spin-Off, the Sublease was assigned by PDL to Facet. As of December 31, 2008, future payments for the leases under which Facet is required to make the lease payments, but for which PDL would be liable in the event that Facet defaults through December 2021, was approximately $140.3 million. PDL would also be responsible for lease related payments including utilities, property taxes, and common area maintenance, which may be as much as the actual lease payments. We recorded a liability of $10.7 million on our Consolidated Balance Sheet as of December 31, 2008 for the estimated fair value of this guarantee.

Lease Financing Obligation

As discussed above, in July 2006, we entered into the Leases and the Sublease for the Redwood City, California facilities. We took possession of these buildings during the fourth quarter of 2006, constructed leasehold improvements for both buildings, and completed our move into the buildings by the end of 2007. The larger of the two buildings, the Administration Building, served as general office space, while the other served as laboratory space for our former biotechnology operations (the Lab Building).

We incurred significant leasehold improvement costs for the Lab Building, which had not previously been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” to reflect the lease of the Lab Building in our financial statements as if we had purchased the building. Therefore, we recorded the fair value of the building and a corresponding long-term financing liability. At December 31, 2007, our financing liability for the Lab Building was approximately $26.9 million. We transferred this liability to Facet in connection with Spin-Off in December 2008.

Contingencies

As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements we have entered into, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions is minimal, and accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2008 and 2007.

15. CONVERTIBLE NOTES

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of $12.17 per share, as adjusted from the cash dividend declared in May 2008 and the Spin-Off in December 2008, and subject to further adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change.

Issuance costs associated with the 2012 Notes aggregating $8.0 million are included in other assets and are being amortized to interest expense over the term of the debt, or approximately seven years. The accumulated amortization at December 31, 2008 was $4.4 million. The estimated fair value of the 2012 Notes at December 31, 2008 was $176.48 million based upon publicly available pricing information.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of $8.76 per share, adjusted from the cash dividend declared in May 2008 and the Spin-Off in December 2008, and subject to further adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2023 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock.

Issuance costs associated with the 2023 Notes aggregating $8.4 million are included in other assets and are being amortized to interest expense over the term of the earliest redemption of the debt, or approximately seven years. The accumulated amortization at December 31, 2008 was $6.6 million. The estimated fair value of the 2023 Notes at December 31, 2008 was $221.35 million based upon publicly available pricing information.

16. OTHER LONG-TERM LIABILITIES

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we will be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. We recorded the estimated fair value of the lease guarantee of $10.7 million in other long-term liabilities on our Consolidated Balance Sheet in connection with the Spin-Off in December 2008. See Note 5 for more details on the Spin-Off and the lease guarantee.

Our long-term liabilities as of December 31, 2007 included $26.2 million for the financing obligation for the Lab Building in Redwood City, California, as discussed in Note 14, $1.6 million for the non-current portion of our former accumulated postretirement benefit obligation, $3.6 million for the timing difference between straight-line recognition of rent expenses and actual rent payments and $3.5 million for a milestone payment payable to Roche for the successful technology transfer of the manufacture of Cardene active pharmaceutical ingredient. The financing obligation, post-retirement benefit obligation, and deferred rent balances were transferred to Facet in connection with the Spin-Off in December 2008. Upon the closing of the sale of the Cardiovascular Assets in March 2008, EKR assumed the $3.5 million milestone obligation to Roche.

17. REVENUES BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The following table summarizes revenues from licensees who individually accounted for 10% or more of our total revenues from continuing operations (as a percentage of total revenues from continuing operations):

	Year Ended December 31,
	2008	2007	2006
Licensees
Genentech, Inc. (Genentech)	77%	79%	80%
MedImmune, Inc. (MedImmune)	14%	16%	18%

Royalty revenues and license and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. The following table summarizes revenues from continuing operations by geographic area:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$229,831	$179,492	$152,645
Europe	63,339	44,768	34,041
Other	1,100	653	657

Total revenues	$294,270	$224,913	$187,343

18. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense for continuing operations
Federal	$17,105	$10,624	$3,199
State	10,086	—	—
Foreign	—	—	—

	27,191	10,624	3,199
Deferred income tax (benefit) for continuing operations
Federal	(22,177)	—	—
State	—	—	—
Foreign	—	—	—

	(22,177)	—	—

Income tax expense for continuing operations	5,014	10,624	3,199
Income tax expense (benefit) for discontinued operations	7,249	(10,157)	(2,432)

Total provision	$12,263	$467	$767

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for continuing operations included in the accompanying Consolidated Statements of Operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Tax at U.S. statutory rate on income before income taxes and discontinued operations	$85,193	$66,815	$55,969
Change in valuation allowance	(103,844)	(56,214)	(55,984)
Federal alternative minimum tax	17,105	—	3,199
State taxes	6,556	—	—
Foreign taxes	4	23	15

Total	$5,014	$10,624	$3,199

As of December 31, 2008, we had federal net operating loss carryforwards of $220.2 million, and we had federal and California state research and other tax credit carryforwards of $39.0 million and $20.0 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in the year 2010 through 2027, if not utilized. However, as we have now permanently moved our entire operations outside of California, it is unlikely that we will realize any future benefit from the state credit carry forwards. The net operating loss carryforwards resulted from exercises of stock options and are not recorded on the Consolidated Balance Sheet. In accordance with SFAS 123R, such unrecognized deferred tax benefits will be accounted for as a credit to additional paid in capital if and when its realized through a reduction in taxes payable.

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

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$68,036
Research and other tax credits	11,118	31,914
Stock-based compensation	6,949	14,169
Reserves and accruals	608	12,934
Capitalized research and development costs	—	3,211
Deferred revenue	525	12,217
Intangible assets	3,974	—
Other	4,157	2,241

Total deferred tax assets	27,331	144,722
Valuation allowance	(5,422)	(120,156)

Total deferred tax assets	21,909	24,566
Deferred tax liabilities:
Intangible assets	—	(24,566)

Total deferred tax liabilities	—	(24,566)

Net deferred tax assets	$21,909	$—

Due to our prior lack of earnings history before the Spin-Off, the net deferred tax assets were fully offset by a valuation allowance. The valuation allowance increased by $9.7 million and decreased by $33.8 million for the years ended December 31, 2007 and 2006, respectively. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to reverse the valuation allowance on our deferred tax assets as of December 31, 2008, which amount was approximately $21.9 million.

During the fiscal year ended December 31, 2008, we recorded a $12.3 million net increase in our liabilities associated with uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, Accounting for Income Taxes. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2008 is as follows:

	December 31,
	2008	2007
	(In thousands)
Balance at the beginning of the year	$11,576	$9,974
Increases related to current year tax positions	7,125	856
Increases related to prior year tax positions	5,576	1,604
Decreases related to prior year tax positions	—	(170)
Expiration of statute of limitations for the assessment of taxes	(355)	(688)

Balance at the end of the year	$23,922	$11,576

The future impact of the unrecognized tax benefit of $23.9 million, if recognized, is as follows: $13.0 million would affect the effective tax rate and $10.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We continue to include interest and penalties associated with the unrecognized tax benefits within the provision for income taxes on the consolidated statements of operations. Accrued interest and penalties associated with the underpayment of income taxes were $0.4 million and $0.5 million as of December 31, 2008 and 2007, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1993 forward. We do not anticipate any additional unrecognized benefits in the next 12 months that would result in a material change to our financial position.

19. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Biotechnology Operations

In December 2008, we spun off our former biotechnology operations to Facet apart from our antibody humanization patent and royalties assets. For further information on the Spin-Off, see Notes 1 and 5. The significant components of our former biotechnology operations, which are presented as discontinued operations, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net revenues	$27,696	$34,012	$61,726
Loss from operations before income taxes	$(122,538)	$(210,046)	$(169,735)

(1)	Net revenues include revenues recognized under collaboration agreements with Biogen Idec, Inc. (Biogen Idec), which was effective starting in September 2005, and Bristol-Myers Squibb Company (BMS), which was effective starting in September 2008. In addition, we had a collaboration agreement with Roche from 2004 through mid-2007. Under each of the collaboration agreements, we determined that all elements should be accounted for as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21. As we had continuing obligations under the collaboration agreements, we recorded the upfront license fees as deferred revenue, and we were recognizing the amounts over the respective estimated development periods. The upfront license fees from Biogen Idec and BMS were $40 million and $30 million, respectively, and we received a $5 million milestone under the collaboration agreement with Biogen Idec in the first quarter of 2006. Under the agreement with Biogen Idec, we recognized $18.7 million, $24.8 million and $27.2 million during the years ended December 31, 2008, 2007 and 2006. Under the agreement with BMS, we recognized $5.8 million in 2008. Under the agreement with Roche, we recognized $7.2 million and $31.7 million in 2007 and 2006, respectively.

(2)	Included within the loss from operations for 2008 is a pre-tax gain of $49.7 million upon the close of the sale of our former Manufacturing Assets to Genmab in March 2008. See Note 10 for further details. In addition, loss from operations included $3.8 million, $5.5 million and $0.9 million of asset impairment charges for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008 and 2006, such charges associated with the cost of certain research equipment and technologies that were expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us. In 2007, we recorded a loss of $5.0 million associated with the sale of our prior corporate headquarters in Fremont, California. Also included in loss from operations for the year ended December 31, 2008 and 2007 are restructuring charges of approximately $10.1 million and $3.6 million, respectively (see Note 7).

Commercial Operations

In 2007, we publicly announced our intent to seek to divest certain portions of our operations and potentially to sell the entire Company. In the fourth quarter of 2007, we decided to pursue a sale of the Commercial Assets on a discreet basis and, as a result, we classified the Commercial Assets, excluding goodwill, as ‘held for sale’ in our Consolidated Balance Sheet as of December 31, 2007 and we presented the results of the commercial operations as discontinued operations in the Consolidated Statement of Operations in accordance with SFAS No. 144. As of December 31, 2007, goodwill related entirely to the commercial operations.

In the first quarter of 2006, we divested four off-branded products that we had acquired in connection with the ESP business combination in March 2005 (see Divestiture of Off-Branded Products discussion below). In March 2008, we closed the sales of the Commercial Assets, which assets constituted the remaining commercial assets from the ESP acquisition. We sold the rights to IV Busulfex, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories. We also sold the rights to Cardene, Retavase and ularitide, including all trademarks, patents, intellectual property, inventories and related assets (together, our Cardiovascular Assets), to EKR Therapeutics, Inc. (EKR) in March 2008. In consideration for the Cardiovascular Assets sold to EKR, we received upfront proceeds of $85.0 million, $6.0 million of which was placed in an escrow account for a period of approximately one year to cover certain product return related costs under the purchase agreement. In addition, the purchase agreement included contingent consideration of up to $85.0 million in potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales. In the third quarter of 2008, we earned and received one of these milestone payments, a $25.0 million milestone payment related to approval by the U.S. Food and Drug Administration (FDA) for a pre-mixed bag formulation of Cardene.

We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial Assets during the first quarter of 2008. This loss consisted of the total upfront consideration from the sales of the Commercial Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

In connection with the sale of the Commercial Assets, we entered into agreements with both Otsuka and EKR to provide certain transition services. We provided these transition services to Otsuka and EKR through 2008 and have substantially completed such obligations under the agreement. Any fees or cost reimbursements received for transition services have been presented as discontinued operations.

In connection with the Spin-Off, we assigned all rights and obligations under the EKR sale agreement to Facet. Therefore, we will not receive any potential future milestone payments or royalties under the agreement with EKR.

The significant components of our commercial operations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net revenues	$66,467	$204,166	$165,701
Loss from operations before income taxes	$(40,220)	$(1,449)	$(119,428)

(1)	In August 2008, EKR received approval from the FDA for a pre-mixed bag formulation of Cardene. Under the terms of the purchase agreement with EKR, we received a $25.0 million milestone payment as a result of this approval; such amount is included in net revenues for 2008. In addition, we recorded favorable changes in estimates to revenue and accounts receivable reserves during 2008, which resulted in an increase to net revenues totaling approximately $2.1 million.

(2)	Included within loss from operations for 2008 is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR. In addition, included in loss from operations in 2006 are asset impairment charges of $73.8 million associated with the Retavase intangible assets.

Also included in total costs and expenses for the year ended December 31, 2008 are restructuring charges of approximately $1.8 million (see Note 7).

The net carrying values of the assets held for sale as of December 31, 2007 were as follows:

December 31, 2007
(In thousands)
Product rights, net	$244,316
Property, plant and equipment, net	1,192
Inventories	23,882

Total assets held for sale	$269,390

Divestiture of Off-Branded Products

We entered into an agreement regarding the sale of rights to the Declomycin product with Glades Pharmaceuticals, LLC (Glades) in December 2005. The transfer of rights to the Declomycin product to Glades for total cash proceeds of $8.3 million was completed in February 2006. In addition, we sold the rights to the Sectral, Tenex and Ismo products to Dr. Reddy’s Laboratories Limited for total cash proceeds of $2.7 million in March 2006. During the first quarter of 2006, we paid $4.1 million to Wyeth and obtained the consent from Wyeth necessary to transfer all rights to the Declomycin product to Glades and all rights to our other three off-patent products to Dr. Reddy’s Laboratories. The total expense recognized for these two transactions aggregated to $4.1 million and was recognized during the first quarter of 2006. Such expenses are presented as discontinued operations in the Consolidated Statement of Operations.

Acquisition of Certain Cardene Rights from Roche

In September 2006, we acquired from Roche all Cardene product-related rights owned by them, including rights to the Cardene trademark, rights to the Cardene Immediate Release product (Cardene IR) and the Cardene Sustained Release product (Cardene SR), and inventories for both Cardene SR and Cardene IR products. In connection with this transaction, we obtained rights to all formulations of the Cardene product. In consideration for these rights, we agreed to pay Roche $13.9 million, $3.7 million of which was due upon signing of the agreement, $6.7 million of which was due during the first half of 2007 upon the delivery of additional Cardene SR product inventory from Roche, and $3.5 million of which was due upon FDA approval of the technology transfer of the manufacturing process for nicardipine, the active pharmaceutical ingredient in the manufacture of all Cardene products.

In connection with the transaction, during the third quarter of 2006, we recorded $10.7 million of the purchase price, which was allocated to each element of the arrangement based on each element’s relative fair value, as follows:

(In thousands)
Inventories	$1,273
Intangible assets	3,776
Research and development expense	5,621

Total purchase price allocation	$10,670

We determined the fair value of the acquired assets consistent with SFAS No. 142. The fair value of the inventories and intangible assets acquired included both Cardene IR and Cardene SR products. Since we did not have plans to sell the Cardene IR product, we wrote off the fair value attributable to Cardene IR product inventories and immediately recorded $0.2 million as asset impairment charges during the third quarter of 2006. The amortization period for the intangible assets relating to the Cardene SR product was three years, which approximated the remaining patent life. In 2006, we recognized $5.6 million of the purchase price as research and development expenses, representing the net present value of the estimated royalty amounts we potentially saved related to preliminary research pertaining to potential products that are outside the scope of the existing Cardene product-related U.S. patents. These research efforts were incomplete and had not yet reached technological feasibility as of the date of the transaction with Roche.

In March 2008, we sold our rights to the Cardene product to EKR in connection with the sale of our Commercial Assets. Based on the terms of the asset purchase agreement, all future obligations relating to the Roche agreement, including the $3.5 million milestone payment which we had accrued in connection with the transaction, transferred to EKR upon the close.

20. LEGAL PROCEEDINGS

European Patent Oppositions

Two Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent. We are currently in two separate opposition proceedings with respect to these two patents. We intend to continue to vigorously defend our two European Queen et al. patents in these two proceedings, a description of which is set forth below.

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The opponents in this opposition have the right to appeal this decision of the Opposition Divisions. If any of the opponents appeal the decision to the Technical Board of Appeal, the ‘216 Patent would continue to be enforceable during the appeal process. The deadline for filing notice of appeal has expired. Five opponents filed such notices and, of those, three have filed Grounds of Appeal.

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

Settlement with Alexion

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s Soliris® humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our Queen et al. patents. We sought monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2008, the District Court issued a claim construction opinion.

On December 31, 2008, we and Alexion entered into a definitive license agreement and settlement agreement. Under the terms of the agreements, we granted Alexion a license under certain claims in our Queen et

al. patents, and provided Alexion a covenant not to sue in respect of other claims in our Queen et al. patents, thus permitting Alexion to commercialize Soliris for all indications under our Queen et al. patents. In consideration of this license, Alexion agreed to pay us $25 million, of which Alexion paid $12.5 million in January 2009, and Alexion is obligated to pay us the remaining $12.5 million within six months of the settlement. In 2008, we recognized $12.5 million in license revenue associated with the definitive license agreement and settlement agreement that we entered into with Alexion in December 2008. As of December 31, 2008, prepaid and other current assets on the Consolidated Balance Sheet included the $12.5 million receivable from Alexion. No additional payments will be owed by Alexion to us under our Queen et al. patents in respect of Soliris sales for any indication. As part of the settlement, Alexion has confirmed that our Queen et al. patents claims are valid and that Soliris employs technology covered under our Queen et al. patents. Further, Alexion has agreed not to challenge or assist other parties in challenging the validity of our Queen et al. patents in the future. Under the license agreement, we separately granted Alexion the right to take a royalty-bearing license under our Queen et al. patents to commercialize additional Alexion humanized antibodies that may be covered by our Queen et al. patents in the future. In the event that Alexion takes such a license, Alexion will pay us a royalty of 4% of net sales of such non-Soliris products.

Action for Declaratory Judgment of Patent Invalidity by MedImmune

On August 22, 2008, MedImmune sent to us a notice, purportedly under the MedImmune agreement, that MedImmune was exercising its asserted rights under the MedImmune agreement to have a non-binding written determination made by non-conflicted legal counsel as to whether the Synagis product or motavizumab development product infringes claims under our Queen et al. patents. MedImmune and we mutually selected the non-conflicted legal counsel who would make such non-binding determination. On December 16, 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and that therefore no royalties are owed on the Synagis product or motavizumab development product. On December 18, 2008, as requested by MedImmune, MedImmune and we entered into an agreement pursuant to which the procedure to have such non-binding determination made by such non-conflicted legal counsel was terminated and we and MedImmune waived our obligations and rights with respect to the completion of the procedure initiated by the notice. We and MedImmune jointly instructed such non-conflicted legal counsel to cease work and not to render a written determination. On December 23, 2008, MedImmune sent us notice of its amended complaint in which it also seeks a declaratory judgment that Synagis and motavizumab do not infringe the U.S. Queen et al. patents and that therefore no royalties are owed on such products. On February 2, 2009, we filed a motion to dismiss MedImmune’s complaint, as well as a motion to transfer the case to the United States District Court for the District of Delaware. On February 13, 2009, MedImmune asserted in a letter that it may be entitled to pay a lower royalty rate because of our settlement with Alexion. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or will continue to pay us royalties a the current rate. We intend to vigorously defend against MedImmune’s claims and to assert our rights with respect to Synagis and motavizumab under the MedImmune agreement. We believe that there is no basis for MedImmune’s assertion that it is entitled to pay a lower royalty rate. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. In addition, if MedImmune is successful in showing that it has made payments to PDL in excess of its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments.

Interference Proceeding in the United States Patent Office

On February 25, 2009, the US Patent and Trademark Office declared an interference proceeding between certain claims of Queen et al., U.S. Patent No. 5,585,089 and certain pending claims of Adair et al., U.S. Application No. 08/846,658 under 35 U.S.C. 135(a). We have been designated as the senior party for the purposes of the interference proceeding. UCB Celltech, the applicant, is the assignee of the ‘658 application and has been designated the junior party. A call with the Board of Patent Appeals and Interferences is scheduled for April 16, 2009 to discuss the interference. In an interference proceeding, the Board of Patent Appeals and Interferences typically determines questions of priority of the claimed inventions and may also determine questions of patentability. Any final decision, if adverse to the claim of an applicant, is a final refusal by the Patent and Trademark Office of the claims involved. The Office may issue a patent to the applicant if he is adjudged the prior inventor. A final judgment adverse to a patentee from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent.

Certain Communications from UCB

We previously disclosed that we expected to receive royalty revenues from UCB on sales of UCB’s Cimzia product beginning in the third quarter of 2008. We believe that this royalty revenue is due under the UCB agreement. Under that agreement, we have licensed UCB certain rights under our Queen et al. patents. On September 15, 2008, UCB informed us that it has taken the position that Cimzia does not infringe our Queen et al. patents and therefore does not intend to pay to us royalties on the Cimzia sales. We intend to continue to defend and enforce our rights under our Queen et al. patents, as well as our rights under the UCB agreement.

21. SUBSEQUENT EVENTS

On February 26, 2009, we declared a cash dividend of $0.50 per share of common stock. Based on the number of shares issued and outstanding as of March 16, 2009, we currently expect the dividend to be approximately $60 million, which we expect to pay on April 1, 2009 using proceeds from our annual 2008 and first quarter 2009 earnings. We also intend to make a second dividend payment to our stockholders of $0.50 per share in October 2009. In connection with the issuance of these dividends the conversion rates for our outstanding 2012 Notes and 2023 Notes will be adjusted based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture.

On February 13, 2009 we received a letter from Medlmmune asserting that it may be entitled to pay a lower royalty rate because of our settlement with Alexion. Also, on February 25, 2009, the U.S. Patent and Trademark Office declared an interference proceeding between certain claims of our Queen et al. patents and certain pending claims of Adair charge to et al., UCB S.A.’s patent application. See Note 20 to the Consolidated Financial Statements for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 26, 2009

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarter Ended
	December 31		September 30	June 30	March 31
	(In thousands, except per share data)
Revenues(1)	$68,658		$68,845	$106,561	$50,206
Net income (loss)	$40,639	(3)	$55,691	$33,932	$(61,875	)(2)
Net income (loss) per diluted share	$0.26		$0.38	$0.24	$(0.42)

	2007 Quarter Ended(1)
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenues(1)	$39,167	$55,633	$81,117	$48,996
Net income (loss)	$(15,581)	$(5,784)	$10,910	$(10,606)
Net income (loss) per diluted share	$(0.09)	$(0.02)	$0.09	$(0.06)

(1)	Revenues presented above are those associated with our continuing operations; revenues from product sales and certain license, collaboration and other revenues associated with our former commercial operations and biotechnology operations are presented as discontinued operations (see Note 19).

(2)	In March 2008, we recorded a pre-tax gain on the sale of assets of $49.7 million associated with the sale of our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, to Genmab A/S and the assumption of certain of our lease obligations related to our facilities in Plymouth, Minnesota.

In March 2008, we also recorded a pre-tax loss of $64.6 million in connection with the sale of the Commercial and Cardiovascular Assets to Otsuka Pharmaceutical Co., Ltd. and EKR Therapeutics, Inc.

See Notes 10 and 19 to the Consolidated Financial Statements for further information.

(3)	In December 2008, as a result of the Spin-off and our history of royalty revenue and significantly lower cost structure post-spin, we reversed the valuation allowance on our deferred tax assets as of December 31, 2008 which was approximately $21.9 million. See Note 18 to the Consolidated Financial Statements for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting. PDL, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2008.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report and have issued an audit report on the effectiveness of our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below, and the report on the audit of the consolidated financial statements appears in Part II, Item 8 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 of PDL BioPharma, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 26, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Index to financial statements

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)	The following schedule is filed as part of this Annual Report and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006

All other financial statement schedules are omitted because the information is inapplicable or presented in our Financial Statements or notes.

(3)	Index to Exhibits

Exhibit Number	Exhibit Title
2.1	Separation and Distribution Agreement, dated December 17, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008)

2.2	Amendment No. 1 to Separation and Distribution Agreement, dated January 20, 2009, between the Company and Facet Biotech Corporation

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Amended and Restated Bylaws effective December 28, 2007 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 29, 2008)

4.1	Indenture between the Company and J.P. Morgan Trust Company, National Association, dated July 14, 2003 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed September 11, 2003)

4.2	Indenture between the Company and J.P. Morgan Trust Company, National Association, dated February 14, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 16, 2005)

*10.1	1991 Stock Option Plan, as amended October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996)

*10.2	1991 Stock Option Plan, as amended October 17, 1996 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 14, 2002)

*10.3	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.4	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.5	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)

*10.6	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)

Exhibit Number	Exhibit Title
*10.7	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.8	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.9	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.10	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)

*10.11	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.12	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005)

*10.13	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.14	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.15	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.16	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.17	Executive Retention and Severance Plan adopted by the Company on October 10, 2001, together with forms of Participation Agreement and Release of Claims Agreement (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K filed March 14, 2002)

*10.18	Retiree Health Care Plan (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 8, 2004)

*10.19	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)

*10.20	Offer Letter between the Company and Mr. John McLaughlin dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

*10.21	Offer Letter between the Company and Ms. Christine Larson dated December 15, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008)

10.22	Transition Services Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008)

10.23	Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.24	Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

Exhibit Number	Exhibit Title
10.25	Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 8, 2004)†

10.26	Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003

10.27	Amendment No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.28	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc.†

10.29	Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd.†

14	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 5, 2009)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contract or compensatory plan or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Charged to Other Accounts	Balance at End of Year
	(In thousands)
Year ended December 31, 2008:
Allowances for accounts receivable	$17,722	$4,120	$(13,387)	$(8,455)	$—
Year ended December 31, 2007:
Allowances for accounts receivable	$13,709	$46,760	$(44,035)	$1,288	$17,722
Year ended December 31, 2006:
Allowances for accounts receivable	$12,895	$49,682	$(49,265)	$397	$13,709

(1)	Deductions represent amounts written off against the allowances or reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC. (REGISTRANT)

By:	/s/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. MCLAUGHLIN (John P. McLaughlin)	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ CHRISTINE LARSON (Christine Larson)	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

/s/ JOSEPH KLEIN III (Joseph Klein III)	Director	March 2, 2009

/s/ PAUL W. SANDMAN (Paul W. Sandman)	Director	March 2, 2009