Form 10-Q/A
period 2008-03-31
PDL BIOPHARMA, INC.
filed 2009-05-05
CIK 882104

UNITED STATES

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

932 Southwood Boulevard

Incline Village, Nevada 89451

(Address of principal executive offices and Zip Code)

(775) 832-8500

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

Explanatory Note

PDL BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a confidential treatment application the Company made for certain portions of Exhibits 10.5 and 10.6 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6 to re-file such exhibits.

Except as described above, this Amendment No. 1 to the Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q and no revisions are being made pursuant to this Amendment No. 1 to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6.	EXHIBITS

#*10.1	Stock Option Agreement between the Company and L. Patrick Gage effective November 16, 2007

#*10.2	Notice of Option Grant for L. Patrick Gage effective November 16, 2007

#*10.3	Offer Letter between the Company and Dr. Mark McCamish effective February 16, 2007

#*10.4	Offer Letter between the Company and Jaisim Shah effective July 18, 2000

10.5	Asset Purchase Agreement between the Company and EKR Therapeutics, Inc. dated February 4, 2008 and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008†

10.6	Asset Purchase Agreement between the Company and GMN, Inc. dated February 21, 2008†

#31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

#31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

#32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contract or compensatory plan or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2009

PDL BIOPHARMA, INC.
(Registrant)

/s/ Christine Larson
Christine Larson Vice President and Chief Financial Officer

EXHIBIT INDEX

#*10.1	Stock Option Agreement between the Company and L. Patrick Gage effective November 16, 2007

#*10.2	Notice of Option Grant for L. Patrick Gage effective November 16, 2007

#*10.3	Offer Letter between the Company and Dr. Mark McCamish effective February 16, 2007

#*10.4	Offer Letter between the Company and Jaisim Shah effective July 18, 2000

10.5	Asset Purchase Agreement between the Company and EKR Therapeutics, Inc. dated February 4, 2008 and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008†

10.6	Asset Purchase Agreement between the Company and GMN, Inc. dated February 21, 2008†

#31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

#31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

#32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Management contract or compensatory plan or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.