Form 10-Q
period 2009-03-31
PDL BIOPHARMA, INC.
filed 2009-05-08
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 119,468,400 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Royalties	$61,823	$49,955
License and other	799	250

Total revenues	62,622	50,205
General and administrative expenses	4,693	12,709

Operating income	57,929	37,496
Interest and other income, net	336	4,864
Interest expense	(3,574)	(3,555)

Income from continuing operations before income taxes	54,691	38,805
Income tax expense	17,234	1,034

Income from continuing operations	37,457	37,771
Loss from discontinued operations, net of income taxes (Note 10)	—	(99,646)

Net income (loss)	$37,457	$(61,875)

Income (loss) per basic share
Continuing operations	$0.31	$0.32
Discontinued operations	—	(0.85)

Net income (loss) per basic share	$0.31	$(0.53)

Income (loss) per diluted share
Continuing operations	$0.23	$0.29
Discontinued operations	—	(0.71)

Net income (loss) per diluted share	$0.23	$(0.42)

Cash dividends declared per common share	$1.00	$—

Shares used to compute income (loss) per basic share	119,327	117,525

Shares used to compute income (loss) per diluted share	172,570	141,232

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$174,723	$129,058
Restricted cash	—	3,469
Short-term investments	18,469	15,000
Receivables from licensees	624	13,500
Deferred tax assets	12,689	17,996
Prepaid and other current assets	1,692	1,658

Total current assets	208,197	180,681
Property and equipment, net	269	1,123
Long-term deferred tax assets	4,668	3,913
Other assets	5,931	5,425

Total assets	$219,065	$191,142

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$51	$1,717
Accrued compensation	1,457	7,856
Accrued interest	1,484	4,434
Other accrued liabilities	6,672	17,406
Deferred revenue	—	100
Dividends payable	119,500	—

Total current liabilities	129,164	31,513
Convertible notes payable	499,998	499,998
Long-term deferred revenue	1,500	1,500
Other long-term liabilities	10,700	10,700

Total liabilities	641,362	543,711

Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,357 and 119,305 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,194	1,193
Additional paid-in capital	62,010	169,196
Accumulated deficit	(485,501)	(522,958)

Total stockholders’ deficit	(422,297)	(352,569)

Total liabilities and stockholders’ deficit	$219,065	$191,142

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$37,457	$(61,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment charges	—	3,521
Depreciation expense	887	8,001
Amortization of convertible notes offering costs	585	586
Amortization of intangible assets	—	412
Loss on sale of assets, net	—	14,897
Stock-based compensation expense	196	6,149
Loss on disposal of equipment	—	127
Tax benefit from stock-based compensation arrangements	12,792	21,673
Net excess tax benefit from stock-based compensation	(18,056)	(21,597)
Changes in assets and liabilities:
Accounts receivable, net	—	11,355
Interest receivable	—	(544)
Receivables from licensees	12,876	—
Prepaid and other current assets	(33)	(6,466)
Deferred tax asset	3,623	—
Other assets	—	566
Accounts payable	(2,431)	(5,815)
Other accrued liabilities	(20,083)	(421)
Other long-term liabilities	—	743
Deferred revenue	(100)	(643)

Total adjustments	(9,744)	32,544

Net cash provided by (used in) operating activities	27,713	(29,331)

Cash flows from investing activities
Purchases of investments	—	(303)
Maturities of investments	—	49,836
Sale of commercial assets	—	272,945
Sale of manufacturing assets	—	236,560
Purchase of property and equipment	(33)	(1,073)
Release of restricted cash	—	10,000

Net cash provided by (used in) investing activities	(33)	567,965

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	256	4,965
Payments for debt issuance costs	(327)	—
Payments on other long-term liabilities	—	(169)
Net excess tax benefit from stock-based compensation	18,056	21,597

Net cash provided by financing activities	17,985	26,393

Net increase in cash and cash equivalents	45,665	565,027
Cash and cash equivalents at beginning of the period	129,058	340,634

Cash and cash equivalents at end of the period	$174,723	$905,661

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We were organized as a Delaware corporation in 1986 as Protein Design Labs, Inc. and, in 2006, we changed our name to PDL BioPharma, Inc. Our business is the management of antibody humanization patents and royalty assets which consist of our Queen et al. patents and our license agreements with numerous biotechnology and pharmaceutical companies. We receive royalties based on sales of humanized antibody products pursuant to certain rights we have licensed under our patents and may also receive royalty payments on new humanized antibody products launched before final patent expiry in 2014. Generally, our license agreements cover antibodies targeting antigens specified in the license agreements.

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of ten marketed products by our licensees. Nine of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and nine are approved for use by other regulatory agencies outside the United States. One of our licensed products, Raptiva®, was recently withdrawn from the United Sates market and had its marketing approval suspended in the European Union and Canada. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase III clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial operations consisting of the manufacture and sale of commercial products (the Commercial Assets) and development stage products which we partially divested in 2006 and fully divested in 2008. The financial results of our former commercial and biotechnology operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations. For further information, see Note 10.

Basis of Presentation and Responsibility for Quarterly Financial Statements

The accompanying condensed consolidated financial statements are unaudited, but include adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at March 31, 2009 and December 31, 2008 and the operating results and cash flows for the three months ended March 31, 2009 and 2008. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. Certain prior period amounts have been reclassified in the Condensed Consolidated Balance Sheets to conform to current period presentation.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The Condensed Consolidated Balance Sheet as of December 31, 2008 is derived from our audited consolidated financial statements as of that date.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune). This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties recognized by us with respect to this product in our first and second quarters than in the third and fourth quarters because we generally recognize royalty revenue in the quarter subsequent to sales by our licensees.

Additionally, our master patent license agreement with Genentech, Inc. (Genentech), a subsidiary of F. Hoffman-La Roche Ltd.(Roche), provides for a royalty fee structure that has four tiers under which the royalty rate paid by Genentech on royalty-bearing products sold in the United States or manufactured in the United States and sold elsewhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above certain net sales thresholds. As a result,

Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales as well as the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in the future. For example, the recent acquisition of Genentech by Roche could result in changes to the mix of U.S.-based Sales and ex-U.S.-based Sales and Manufacturing.

Principles of Consolidation

Prior to the divestiture of our commercial and biotechnology operations, the consolidated financial statements include the accounts of PDL BioPharma, Inc. and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions. Subsequent to the divestitures, PDL no longer has any wholly-owned subsidiaries.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues from continuing operations for the three months ended March 31, 2009 and 2008:

		Three Months Ended March 31,
Licensee	Product Name	2009	2008
Genentech	Avastin®	22%	20%
	Herceptin®	26%	28%
MedImmune	Synagis®	27%	32%
Elan	Tysabri®	11%	8%

In February 2009 we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis, because of our settlement with Alexion Pharmaceuticals, Inc. (Alexion). In April of 2009, we sent a letter notifying MedImmune of the exercise of certain rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune would request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. Alternatively, if MedImmune is successful in showing that it has made payments to PDL at a higher royalty rate than required pursuant to its license obligations, we expect that MedImmune would request the court to order recoupment of such excess payments. No amounts have been accrued as of March 31, 2009 related to this contingent liability.

2. Stock-Based Compensation

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)) for employees and directors was as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
General and administrative	$184	$398
Discontinued operations	—	5,750

Total stock-based compensation expense	184	6,148
Tax benefit related to current year stock-based compensation	(64)	—

Stock-based compensation expense included in net income (loss)	$120	$6,148

Stock-based compensation expense for the first quarter 2008 included stock option modification charges totaling $3.8 million. These stock option modification charges resulted from accelerated vesting and extended exercise periods for certain stock options in connection with the termination of certain employees due to restructuring and the divestiture of our commercial and biotechnology operations. See Note 10 for further information.

Stock Option Activity

Stock option activity for the period is summarized below:

	Stock Options
(In thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,776	$18.04
Exercised	(53)	$4.87
Forfeited	(3,302)	$18.19

Outstanding as of March 31, 2009	2,421	$18.13

Exercisable as of March 31, 2009	2,348	$18.47

Excluding potential forfeitures, total unrecognized compensation cost for unvested stock options outstanding as of March 31, 2009 that we expect to recognize over a weighted-average period of one year was $0.2 million.

Restricted Stock Activity

Restricted stock activity for the period is summarized below:

	Restricted Stock
(In thousands)	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2008	—	$—
Awards granted	112	$6.23
Awards forfeited	(4)	$6.36

Unvested at March 31, 2009	108	$6.23

Excluding potential forfeitures, total unrecognized compensation cost for unvested restricted stock outstanding as of March 31, 2009 that we expect to recognize over a weighted-average period of 1.7 years was $0.6 million.

Stock-Based Incentive Plans

At its April 13, 2009 meeting, our Compensation Committee reviewed the number of available shares in our four active stock-based incentive plans in light of the fewer number of employees subsequent to spin-off and approved the reduction in the number of available shares for the 1999 Stock Option Plan, the 1999 Nonstatutory Option Plan and the 2002 Outside Directors Stock Option Plan by 4.2 million, 5.9 million and 0.1 million shares, respectively. The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, subject to outstanding awards and available for grant under each of these plans as of April 13, 2009 after the reduction in the number of available shares is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued		Total Shares of Common Stock Subject to Outstanding Awards		Total Shares of Common Stock Available for Grant
1999 Stock Option Plan	9,585,521	3,559,904		1,849,738		—
1999 Nonstatutory Stock Option Plan	11,000,000	4,966,183		109,524		—
2002 Outside Directors Stock Option Plan	480,000	73,250		341,500		—
2005 Equity Incentive Plan	5,200,000	584,460	(1)	—		4,931,651
1991 Nonstatutory Stock Option Plan(2)	14,114,479	13,994,479		120,000	(3)	—

(1)	As of April 13, 2009, there were 107,511 shares of unvested restricted stock awards outstanding.

(2)	This plan expired in 2001 and we no longer may grant awards under this plan.

(3)	These shares of common stock are subject to options that were granted before the 1991 Nonstatutory Stock Option Plan expired. All of the shares subject to these options are vested. Shares subject to options that are cancelled or expire without being exercised will automatically be added to the number of shares of common stock authorized for issuance under our 1999 Stock Option Plan.

Employee Stock Purchase Plan (ESPP)

The stock-based compensation expense in connection with our ESPP was $0.3 million for the three months ended March 31, 2008. No shares were purchased during the three months ended March 31, 2009.

3. Net Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income (loss) per share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, $250.0 million Convertible Senior Notes (the 2012 Notes) and our 2.75%, $250.0 million Convertible Subordinated Notes (the 2023 Notes), including both the effect on interest expense and the inclusion of the underlying shares using the if-converted method. Following is a reconciliation of the numerators and denominators of the basic and diluted income from continuing operations per share computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009	2008
Numerator
Income from continuing operations used to compute income from continuing operations per basic share	$37,457	$37,771
Add back interest expense for convertible notes, net of estimated tax of $1.0 million and $0.1 million for the three months ended March 31, 2009 and March 31, 2008, respectively (see Note 8)	1,930	2,859

Income used to compute income from continuing operations per diluted share	$39,387	$40,630

Net income (loss)	$37,457	$(61,875)
Add back interest expense for convertible notes, net of estimated tax of $1.0 million and $0.1 million for the three months ended March 31, 2009 and March 31, 2008, respectively (see Note 8)	1,930	2,859

Income used to compute net income (loss) per diluted share	$39,387	$(59,016)

Denominator
Total weighted-average shares used to compute income (loss) per basic share	119,327	117,525
Effect of dilutive stock options	15	705
Restricted stock outstanding	8	—
ESPP withholdings	—	32
Assumed conversion of convertible notes	53,220	22,970

Shares used to compute income from continuing operations per diluted share	172,570	141,232

We have excluded 5.0 million and 12.5 million of outstanding stock options and restricted stock from our diluted earnings per share calculations for the three months ended March 31, 2009 and 2008, because the average price of the common stock obtainable upon exercise of the options is above the exercise price.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for other comprehensive income (loss) which includes the changes in unrealized gains and losses on our investments in marketable securities, which are excluded from our net loss. In addition, other comprehensive loss includes the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. As of December 31, 2008, we had no unrealized gains or losses on investments and we had assigned the rights and obligations under our former post-employment benefit plan to Facet in connection with the Spin-Off; therefore, our accumulated other comprehensive income (loss) as of December 31, 2008 and March 31, 2009 was zero.

The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended March 31,
(In thousands)	2009	2008
Net income (loss)	$37,457	$(61,875)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities, net of taxes	—	82
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	—	18

Total comprehensive income (loss)	$37,457	$(61,775)

5. Restructuring Charges

During 2008 and 2007, we implemented certain restructuring plans under which we recognized involuntary termination benefits and idle facilities charges. As the majority of restructuring charges have been allocated to our former commercial and biotechnology operations, they are classified as discontinued operations (see Note 10). During the quarter ended March 31, 2008, we recognized $7.3 million of restructuring expense attributable to discontinued operations and we recognized approximately $0.1 million of restructuring charges attributable to continuing operations, which is classified as general and administrative expenses. No restructuring expenses were recorded in the first quarter of 2009. The restructuring accrual as of March 31, 2009 was approximately $40,000 which we expect to pay by the end of the second quarter of 2009.

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at March 31, 2009:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2008	$40	$64	$104
Payments and adjustments	—	(64)	(64)

Balance at March 31, 2009	$40	$—	$40

6. Restricted Cash

As of December 31, 2008, we had restricted cash of $3.5 million of which $3.3 million supported letters of credit for the Redwood City, California leases. The letters of credit were released during the first quarter of 2009 and, therefore, the restricted cash balance at March 31, 2009 was zero.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
Consulting and services	$2,733	$5,357
Payable to Facet Biotech Corporation	118	1,100
Restructuring accruals	40	104
Accrued income taxes	1,038	7,340
Other	2,743	3,505

Total	$6,672	$17,406

8. Income Taxes

Income tax expense attributable to our continuing operations during the three months ended March 31, 2009 was $17.2 million which resulted primarily from applying the federal statutory income tax rate to income from operations. Income tax expense from continuing operations for the three months ended March 31, 2008, was $1.0 million, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations after the change in the valuation allowance. We recognized income tax expense from our discontinued operations for the three months ended March 31, 2008 of $28.0 million. See Note 10 for further discussion.

A reconciliation of the income tax provision using the U.S. statutory federal income tax rate compared to the income tax provision for continuing operations included in the accompanying Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Tax at U.S. statutory rate on income before income taxes and discontinued operations	$19,142	$13,582
Change in valuation allowance	—	(13,582)
Federal alternative minimum tax	—	776
State taxes	—	258
Other adjustments	(1,908)	—

Total	$17,234	$1,034

Due to our lack of earnings history prior to the Spin-Off, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to reverse the valuation allowance on our deferred tax assets as of December 31, 2008. Following the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state tax expense.

9. Fair Value Measurements

As of January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 established a framework for measuring fair value in accordance with GAAP and clarified the definition of fair value within that framework. SFAS No. 157 does not require any new fair value measurements in GAAP; however, SFAS No. 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair values of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction to market participants at the measurement date (exit price). SFAS No. 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1—quoted prices in active markets for identical assets and liabilities

•	Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•	Level 3—unobservable inputs

At March 31, 2009 and December 31, 2008, our financial assets consisted primarily of money market funds which are considered to be Level 1 assets under SFAS No. 157 and are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, we also held $18.5 million and $15.0 million, respectively, of certificates of deposit which are considered to be Level 2 assets.

10. Discontinued Operations

Biotechnology Operations

In December 2008, we spun-off our former biotechnology operations to Facet. For further information on the Spin-Off, see Note 1. The significant components of our former biotechnology operations, presented as discontinued operations, were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net revenues (1)	$—	$7,124
Total costs and expenses (2)	—	(15,325)
Income tax expense (benefit)	—	(30)

Loss from discontinued operations	$—	$(8,171)

(1)	Net revenues for the three months ended March 31, 2008 include revenues of $5.1 million recognized under the collaboration agreement with Biogen Idec, Inc. (Biogen Idec), which was effective starting in September 2005. Under this agreement, we determined that all elements should be accounted for as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21. As we had continuing obligations under the collaboration agreement, we recorded the upfront license fees as deferred revenue, and we were recognizing the amounts over the respective estimated development periods. The upfront license fees from Biogen Idec were $40 million. In addition in the first quarter of 2008 we received $2.0 million in milestone payments from certain of our licensees.

(2)	Included within total costs and expenses for 2008 is a pre-tax gain of $49.7 million upon the close of the sale of our former manufacturing and related administrative facilities in Brooklyn Park, Minnesota to Genmab A/S in March 2008. In addition, total costs and expenses included $3.5 million of asset impairment charges for the three months ended March 31, 2008. These charges were associated with the cost of certain research equipment and technologies that were expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us. Also included in total costs and expenses for the three months ended March 31, 2008 are restructuring charges of approximately $5.5 million (see Note 5).

Commercial Operations

In March 2008, we finalized the sales of our Commercial Assets to Otsuka Pharmaceutical Co., Ltd. (Otsuka) and to EKR Therapeutics, Inc. (EKR) and recognized a pre-tax loss of $64.6 million in connection with these sales. This loss consisted of the total upfront consideration received of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

In connection with the divestiture of our Commercial Assets, we entered into agreements with both Otsuka and EKR to provide certain transition services which we provided in 2008. Any fees or cost reimbursements received for transition services have been presented as discontinued operations. In connection with the Spin-Off, we assigned all rights and obligations under the EKR sale agreement to Facet. Therefore, we will not receive any potential future milestone payments or royalties under the agreement with EKR.

The significant components of our commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net revenues	$—	$39,359
Total costs and expenses (1)	—	(102,807)
Income tax expense (benefit) (2)	—	28,027

Loss from discontinued operations	$—	$(91,475)

(1)	Included within total costs and expenses is a loss of $64.6 million that we recognized in connection with the sale of the commercial operations as discussed above. Also included in total costs and expenses for the three months ended March 31, 2008 are restructuring charges of approximately $1.8 million (see Note 5).

(2)	Income tax expense attributable to our discontinued operations during the three months ended March 31, 2008 was primarily related to the tax gain on the sale of the Commercial Assets. Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales. In addition, the tax basis in the Commercial Assets was less than the book value recorded for financial reporting purposes. Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of the Commercial Assets. The income tax payable attributable to our discontinued operations for the first quarter of 2008 was $6.5 million. The $21.5 million difference between the income tax payable and the income tax expense represents the tax benefit of certain tax deductions in connection with stock-based compensation, and such difference has been credited to additional paid-in capital.

11. Dividends Payable

On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. Using proceeds from our annual 2008 and first quarter 2009 earnings and based on the total shares outstanding as of the March 16, 2009 record date, we paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend will be determined by the board of directors at its June 2009 meeting. As of March 31, 2009 we accrued $119.5 million in dividends payable for the April and October dividend payments.

Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted in connection with the October 2009 dividend payment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning new products or licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

Our business is the management of antibody humanization patents and royalty assets which consist of our Queen et al. patents and our license agreements with numerous biotechnology and pharmaceutical companies. We receive royalties based on sales of humanized antibody products marketed today pursuant to certain rights we have licensed under our patents and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in 2014. Generally, our license agreements cover humanized antibodies targeting antigens specified in the license agreements.

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of ten marketed products by our licensees. Nine of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and nine are approved for use by other regulatory agencies outside the United States. One of our licensed products, Raptiva®, was recently withdrawn from the United States market and had its marketing approval suspended in the European Union and Canada. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase III clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial operations consisting of the manufacture and sale of commercial products (the Commercial Assets) and development stage products which we partially divested in 2006 and fully divested in 2008. The financial results of our former commercial and biotechnology operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations.

Recent Developments

As a result of the Spin-Off in December 2008, we significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company. In December 2008, we moved our principal place of business to Incline Village, Nevada. We intend to continue to operate as an independent, publicly traded Delaware company located in Nevada.

In December 2008, we entered into a definitive license agreement and settlement agreement with Alexion Pharmaceuticals, Inc. (Alexion) that resolved the legal disputes between us relating to Alexion’s humanized antibody Soliris® (eculizumab) and our Queen et al. patents. In consideration for this license, Alexion agreed to pay $25 million, of which it paid $12.5 million in January 2009 and is obligated to pay the second installment of $12.5 million in June 2009.

In February 2009 we received a letter from MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune) asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis®, because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defense and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action.

Also in February 2009, the U.S. Patent and Trademark Office declared an interference proceeding between certain claims of our Queen et al. patents and certain pending claims of Adair et al., which is assigned to UCB Pharma S.A. (UCB). See “Part II. Other Information, Item 1. Legal Proceedings.”

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. Using proceeds from our annual 2008 and first quarter 2009 earnings and based on the total shares outstanding as of the March 16, 2009 record date, we paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend will be determined by the board of directors at its June 2009 meeting. As of March 31, 2009 we accrued $119.5 million in dividends payable for the April and October dividend payments.

Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted in connection with the October 2009 dividend payment.

We are evaluating opportunities to monetize our antibody humanization patent and royalties assets through a potential sale and/or securitization transaction. Should we pursue and complete any such transaction, we intend to distribute the net proceeds to our stockholders, after payment of any obligations due, and after retaining a portion of such proceeds for debt service, working capital, and other general purposes. A sale transaction would decrease our revenues, while a securitization transaction would increase our expenses as we would become obligated to make interest payments on any notes issued in connection with such securitization.

On April 8, 2009, Genentech, Inc. (Genentech), a subsidiary of F. Hoffman-La Roche Ltd. (Roche) announced that it was voluntarily withdrawing Raptiva® from the United States marketplace. Approval of this drug for the treatment of chronic moderate-to-severe plaque psoriasis was previously suspended in the European Union and Canada. As a result of these market withdrawals and suspensions of approval, we do not expect to receive material amounts of royalties on future sales of Raptiva.

Patents and Technology Outlicense Agreements

Patents

We have been issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as our Queen et al. patents. The Queen et al. patent estate is enforceable up to 2014 and covers among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies. The following is a list of our U.S. and European patents within our Queen et al. patent portfolio.

Application Number	Filing Date	Patent Number	Issue Date	Jurisdiction
08/477,728	06/07/95	5,585,089	12/17/96	United States
08/474,040	06/07/95	5,693,761	12/02/97	United States
08/487,200	06/07/95	5,693,762	12/02/97	United States
08/484,537	06/07/95	6,180,370	01/30/01	United States
09/718,998	11/22/00	7,022,500	04/04/06	United States
90903576.8	12/28/89	0 451 216	01/24/96	Europe
95105609.2	12/28/89	0 682 040	08/25/99	Europe

Our European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent) expire in December 2009. We have applied for and been granted Supplemental Protection Certificates (SPCs) with respect to the Herceptin® , Synagis® , Xolair® , Raptiva®, Avastin® , Tysabri® and Lucentis® products in many of the jurisdictions in the European Union. These SPCs, upon grant thereof, effectively extend the patent protection with respect to these products generally until December 2014, except that the SPCs for Raptiva, Herceptin and Synagis will generally expire in March 2013, July 2014 and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We have filed or plan to file applications for SPCs on other humanized antibodies covered by our ‘216 Patent or ‘040 Patent which are approved for marketing in Europe prior to the expiration of our ‘216 Patent or ‘040 Patent in December 2009. We will not be able to file applications for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, then we would not have any patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent.

We are currently in two separate opposition proceedings with respect to the ‘216 Patent and the ‘040 Patent at the European Patent Office. MedImmune filed a declaratory judgment against us related to the Queen et al. patents in December 2008. In February 2009, the U.S. Patent and Trademark Office declared an interference proceeding between our U.S. Patent No. 5,585,089 and a patent application pending to Adair et al. which is assigned to UCB Pharma S.A. See “Part II. Other Information, Item 1. Legal Proceedings.”

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

Licensing Agreements for Marketed Products

We currently receive royalties on sales of the nine humanized antibody products listed below, eight of which are currently approved for use by the FDA and eight are approved by other regulatory agencies outside the United States. Approval for Raptiva was suspended in the European Union and Canada in February 2009 and the product was withdrawn from the United States market in April 2009. Thus, we do not expect to receive material amounts of royalties on future sales of Raptiva. In 2008, royalties attributable to Raptiva totaled $3.9 million or 1.3% of total revenue from continuing operations. For the three months ended March 31, 2009 and 2008, our most significant licensees were as follows:

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Raptiva®
Lucentis®
MedImmune, LLC (MedImmune)	Synagis®
Wyeth	Mylotarg®
Elan Corporation, plc (Elan)	Tysabri®
Chugai Pharmaceutical Co., Ltd.	Actemra™

Genentech

Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. The net sales thresholds and the applicable royalty rates are outlined below:

Aggregate Net Sales	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarter when more of Genentech’s U.S.-based Sales bear royalties at the lowest royalty rates.

With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. For example, the recent acquisition of Genentech by F. Hoffman-La Roche Ltd. (Roche) could also result in changes to the mix of U.S.-based Sales and ex-U.S. based Sales and Manufacturing. The mix of U.S.-based Sales and ex-U.S. based Manufacturing and Sales is outlined in the following table:

	Three Months Ended March 31,
	2009	2008
U.S.-based Sales	92%	93%
Ex-U.S.-based Manufacturing & Sales	8%	7%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

Currently, two of Genentech’s licensed products, Herceptin and Xolair, generate ex-U.S.-based Manufacturing and Sales. Roche (Genentech’s ex-U.S. licensee of Herceptin) announced that its new Herceptin production facility in Penzberg, Germany is scheduled to commence commercial production in 2009. Accordingly, we expect an increase in the amount of Herceptin product manufactured and sold outside the U.S. in future periods as compared to recent historical levels. In addition, Roche (Genentech’s ex-U.S. licensee of Avastin) announced that its new Avastin production facility in Basel, Switzerland will commence commercial production in 2009. As such, we expect Avastin to begin generating ex-U.S.-based Manufacturing and Sales royalties and subsequent increases in the amount of Avastin product manufactured and sold outside the U.S. due to the expected production ramp-up at Roche’s Basel, Switzerland facility.

The Genentech agreement continues until the expiration of the last patent to expire of our Queen et al. patents but may be terminated by Genentech prior to such expiration upon 60 days written notice or by us upon a material breach by Genentech. Either party may terminate upon the occurrence of certain bankruptcy-related events.

MedImmune

We entered into a patent license agreement, effective July 17, 1997, with MedImmune pursuant to which we granted to MedImmune a license under our Queen et al. patents to make, use, and sell antibodies that bind to respiratory syncytial virus. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on MedImmune’s net sales of its Synagis product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by MedImmune prior to such expiration upon thirty days written notice. Either party may terminate the agreement upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

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

In December of 2008, MedImmune filed a lawsuit against us seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products. MedImmune has further asserted that it may be entitled to pay a lower royalty rate because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defense and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. MedImmune has paid us a total of $262.0 million in royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, but we cannot assure you that MedImmune will continue to pay us royalties. See “Part II. Other Information. Item 1. Legal Proceedings.”

Elan

We entered into a patent license agreement, effective April 24, 1998, with Elan pursuant to which we granted to Elan a license under our Queen et al. patents to make, use, and sell antibodies that bind to the alpha subunit of the VLA-4 integrin. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Elan prior to such expiration upon sixty days written notice, by either party upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

Other

We previously disclosed that we expected to receive royalty revenues from UCB on sales of UCB’s Cimzia product beginning in the third quarter of 2008. Under that agreement, we have licensed UCB rights under our Queen et al. patents to make, use, and sell certain humanized antibodies. On September 15, 2008, UCB informed us that it believes that Cimzia does not infringe our Queen et al. patents and that as a result UCB does not intend to pay to us royalties on Cimzia sales.

Licensing Agreements Relating To Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, and sell certain products in development that have not yet reached commercialization. Certain of these development stage products are currently in Phase III clinical trials. With respect to these agreements, we expect to receive minimal annual maintenance fees and, in future periods, we may receive milestone payments based on certain development milestones. We may also receive royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. For example, Eli Lilly and Company’s LY2062430/solanezumab product, an Alzheimer’s disease drug that is currently in Phase III clinical trials, is licensed under our patents.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

•

The manufacture of drugs and antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If our licensees are unable to manufacture product or product candidates in accordance with FDA and European good manufacturing practices, they may not be able to obtain or retain regulatory approval for products licensed under our patents.

•

Our business success is dependent in significant part on our success in establishing intellectual property rights and protecting our intellectual property rights. If we are unable to protect or defend our intellectual property, our royalty revenues and operating results would be adversely affected. Assertion and defense of our intellectual property rights can be expensive and could result in a significant reduction in the scope or invalidation of our patents, which could adversely affect our results of operations.

•

To be successful, we must attract, retain, and integrate qualified personnel. Our business is managing our antibody humanization patents and royalties assets which requires a small number of employees. If we cannot recruit and retain qualified personnel, results from our operations could be adversely impacted.

•	Our business success is also dependent on overall economic conditions. The global financial downturn could adversely affect product sales by our licensees.

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

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. Uncertain tax positions are accounted for in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” We accrue tax related interest and penalties associated with uncertain tax positions and include these with income tax expense in the Condensed Consolidated Statements of Operations.

Due to our lack of earnings history prior to the Spin-Off, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to reverse the valuation allowance on our deferred tax assets as of December 31, 2008. As a result, we expect that our effective income tax rate going forward will continue to be approximately 35%.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former operating facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $138.0 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments if Facet were to default.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheet as of December 31, 2008 and March 31, 2009 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the state of the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Revenues

Revenues from continuing operations consist of royalty revenues as well as license and other revenues. During the three months ended March 31, 2009 and 2008, our revenues consisted almost entirely of royalties earned on sales of products under license agreements for our Queen et al. patents. Over these same periods, we also had license and other revenues consisting of maintenance fees and milestone payments from licensees under our patent license agreements. In addition, in 2008, we had two active collaboration agreements before the Spin-Off with Biogen Idec Inc. (Biogen Idec) and with Bristol-Myers Squibb Company. Since these collaboration agreements related to our biotechnology operations, they were assigned to Facet in connection with the Spin-Off and, therefore, Facet assumed all obligations under these agreements and will recognize all collaboration-related revenues in future periods. In addition, certain other license agreements were assigned to Facet and Facet will receive any potential future milestone and royalty revenues under these agreements. We will not recognize revenues under any of these agreements in future periods, and the revenues that we previously recognized in 2008 have been classified as discontinued operations.

Total revenues from continuing operations in the first quarter of 2009 were $62.6 million, a 25% increase from $50.2 million in the first quarter of 2008. Our revenue growth was driven primarily by higher product sales of Avastin, Herceptin and Lucentis, which are marketed by Genentech, and sales of Tysabri, which is marketed by Elan.

Royalties from licensed product sales exceeding more than 10% of our total revenues are set forth below (by licensee and product, as a percentage of total revenue):

		Three Months Ended March 31,
Licensee	Product Name	2009	2008
Genentech	Avastin®	22%	20%
	Herceptin®	26%	28%
MedImmune	Synagis®	27%	32%
Elan	Tysabri®	11%	8%

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech, however, provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. For example, the recent acquisition of Genentech by Roche could result in changes to the mix of U.S.-based Sales and ex-U.S.-based Sales and Manufacturing.

General and Administrative Expenses

In the first quarter of 2009, our general and administrative expenses were $4.7 million, a decrease of $8.0 million from the first quarter of 2008. This decrease was primarily driven by our significantly reduced cost structure discussed below.

We expect that our general and administrative expenses for 2009 will continue to be substantially lower due to the Spin-Off of the biotechnology business and the large reduction in our cost structure. Since the Spin-Off, we significantly downsized our operations including downsizing our office facilities such that the quarterly cost is less than $50,000 and we currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company. In addition, in the first quarter of 2009 we recorded depreciation of $0.9 million on certain software assets which were fully depreciated as of March 31, 2009 and are no longer in use. We expect our quarterly depreciation will be less than $35,000 in future quarters.

Individual components of general and administrative expenses for the three months ended March 31, 2009 comprise:

(In thousands)	Three Months Ended March 31, 2009
Compensation and benefits	$923
Legal fees	1,560
Professional fees and insurance	980
Depreciation	887
Other	343

Total general and administrative expenses	$4,693

Interest and Other Income, Net and Interest Expense

Interest and other income, net, for the three months ended March 31, 2009 decreased from the same period in 2008 due to lower average investment balances as well as lower interest rates earned on our investments.

Interest expense, net of amounts capitalized, included amounts related to our 2.00%, $250.0 million convertible senior notes due 2012 and our 2.75%, $250.0 million convertible subordinated notes due 2023.

Income Taxes

Income tax expense attributable to our continuing operations during the three months ended March 31, 2009 was $17.2 million which resulted primarily from applying the federal statutory income tax rate to income from operations. Income tax expense from continuing operations for the three months ended March 31, 2008, was $1.0 million, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations after the change in the valuation allowance. We recognized income tax expenses from our discontinued operations for the three months ended March 31, 2008 of $28.0 million. See Note 10 to the Condensed Consolidated Financial Statements for further information associated with our discontinued operations.

As a result of the Spin-Off and the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state tax expense.

Discontinued Operations

Biotechnology Operations

On December 18, 2008, we spun off our former biotechnology operations to Facet. See Note 1 to the Condensed Consolidated Financial Statements for more details on the Spin-Off. The significant components of our former biotechnology operations, presented as discontinued operations, were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net revenues	$—	$7,124
Total costs and expenses	—	(15,325)
Income tax expense (benefit)	—	(30)

Loss from discontinued operations	$—	$(8,171)

Commercial Operations

In March 2008, we completed the sale of our former commercial operations. The significant components of our former commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net revenues	$—	$39,359
Total costs and expenses	—	(102,807)
Income tax expense (benefit)	—	28,027

Loss from discontinued operations	$—	$(91,475)

See Note 10 to the Condensed Consolidated Financial Statements for further information associated with our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, product sales revenues, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. In 2008, we divested assets associated with our commercial and biotechnology operations. Since the divestiture of these operations, we have significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, if market conditions permit, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents, short-term investments and restricted cash in the aggregate of $193.2 million, $147.5 million and $558.6 million at March 31, 2009, December 31, 2008 and September 30, 2008, respectively. Although our cash on hand was reduced significantly from the September 30, 2008 levels as a result of the Spin-Off and our capital contribution to

Facet, our operating expenses have declined significantly because we no longer incur research and development expenses associated with the biotechnology operations and we have less than ten full-time employees to support our business. As a result of our downsized operations, we believe that cash from future revenues, net of operating expenses, debt service, and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

We are evaluating opportunities to monetize our antibody humanization patents and royalties assets through a potential sale and/or securitization transaction. Should we pursue and complete any such transaction, we intend to distribute the net proceeds to our stockholders, after payment of any obligations due, and after retaining a portion of such proceeds for debt service, working capital and other general purposes. A sale transaction would decrease our revenues, while a securitization transaction would increase our expenses as we would become obligated to make interest payments on any notes issued in connection with such securitization.

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share of common stock payable on April 1, 2009 and October 1, 2009. Based on the total shares outstanding as of the March 16, 2009 record date the total dividend paid on April 1, 2009 was $59.7 million. The record date for the October 1, 2009 dividend will be determined by the board of directors at its June 2009 meeting. Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, or $11.22 and $8.08 per share, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted in connection with the October 2009 dividend payment. As of March 31, 2009 we accrued $119.5 million in dividends payable for the April and October dividend payments.

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are currently convertible at any time, at the option of the holder, subject to adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and are redeemable by us on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change.

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are currently convertible at any time, at the option of the holder, subject to adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. In addition, in August 2010, August 2013 and August 2018, holders of our 2023 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, such date. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock.

Our principal obligations are our convertible notes, which in the aggregate are $500 million in principal. As discussed above, the 2012 Notes are not puttable (other than in the context of a fundamental change) and our 2023 Notes have a put right in August 2010, August 2013, and August 2018. Accordingly, we expect that our debt service obligations over the next several years will consist of principal and interest payments. To the extent holders of our 2023 Notes require us to repurchase all or a portion of their notes, we believe we will have sufficient funds for such repurchase from our expected operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings. In addition, to the extent we pursue the monetization of all or a portion of our antibody humanization patents and royalties assets, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which would trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, any of which could adversely affect the amount or timing of any distributions to our stockholders. We would make such redemptions or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions or repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Our material contractual obligations under lease and debt agreements as of March 31, 2009 have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Off-Balance Sheet Arrangements

In connection with the Spin-Off, we entered into amendments to the leases for our former operating facilities in Redwood City, California adding Facet as a co-tenant. In addition, we signed a Co-Tenancy Agreement with Facet under which we are obligated to make lease payments for the Redwood City facility in the event that Facet defaults under the lease. Such guarantee is in place for the original term of the leases, or through December 2021. We recorded the estimated fair value of the guarantee of $10.7 million as a long-term liability on our Condensed Consolidated Balance Sheet as of December 31, 2008 and March 31, 2009. However, our maximum exposure exceeds the amount recorded as a liability on our balance sheet. As of March 31, 2009, the lease payments subject to our guarantee aggregated approximately $138.0 million through December 31, 2021. In addition, should Facet default, we would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, our investment portfolio was approximately $131.0 million and consisted of investments in Rule 2a-7 money market funds and certificates of deposit. If market interest rates were to have increased by 1% as of March 31, 2009, there would have been no material impact on the fair value of our portfolio. However, credit and liquidity risks in the current market could adversely affect the value of our investments in money market funds. If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value). Many of the recent issues affecting money market funds involve investments in commercial paper issued by Structured Investment Vehicles, or SIVs. Rating agencies have downgraded certain commercial paper. This has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold. These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Money market funds may have also invested in auction rate securities. With the failure of the auction market, the valuation of these securities, or replacement with alternative instruments, may cause investments to become ineligible or valued below amortized cost. Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases. Our money market funds maintained a USD 1.00 net asset value and were not subject to withdrawal restrictions as of March 31, 2009. However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

As of March 31, 2009, the aggregate fair value of our convertible notes was $457.2 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.75% and the 2012 Notes bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations. Our convertible notes may be converted to common stock prior to the maturity date.

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate	—	—	—	$250,000	—	$249,998	$499,998	$457,178	*
Average Interest Rate	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%	2.38%

*	The fair value of the remaining payments under our convertible notes is based on the trading value of our notes at March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. Due to the spin-off of Facet Biotech Corporation and our re-domicile to Incline Village, Nevada in December 2008, we have significantly downsized our operations. For example, we now have fewer than 10 employees. As such, we redesigned our internal controls over financial reporting during the first quarter of 2009 including the implementation of a new accounting software system. We evaluated the effectiveness of the design and operation of our revised disclosure controls and procedures and accordingly, concluded that these revised disclosure controls and procedures were effective.

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

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The deadline for filing notice of appeal has expired. Five opponents filed such notices in a timely manner and, of those, three have filed Grounds of Appeal. The ‘216 Patent remains enforceable during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the ‘216 Patent.

Opposition to ‘040 Patent

At an oral hearing in February 2005, the Opposition Division revoked the claims in our ‘040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the ‘040 Patent.

Settlement with Alexion

In March 2007, after the U.S. Food and Drug Administration’s (FDA) market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris® humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and United States Patent Number 6,180,370 (collectively, the patents-in-suit), which are three of our Queen et al. patents. We sought monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the patents-in-suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2008 the District Court issued a claim construction opinion.

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

Action for Declaratory Judgment of Patent Invalidity by MedImmune

In December 2008, MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis® and motavizumab products, and that therefore MedImmune owes no royalties under its license agreement with us. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defense and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the first quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or continue to pay us royalties at the current rate.

In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. Alternatively, if MedImmune is successful in showing that it has made payments to PDL at a higher royalty rate than required pursuant to its license obligations, we expect that MedImmune will request the court to order recoupment of such excess payments.

Interference Proceeding in the United States Patent Office

On February 25, 2009, the U.S. Patent and Trademark Office (PTO) declared an interference proceeding between certain claims of Queen et al., U.S. Patent No. 5,585,089 and certain pending claims of Adair et al., U.S. Application No. 08/846,658 under 35 U.S.C. 135(a). UCB Pharma S.A. is the assignee of the ‘658 application. In an interference proceeding, the Board of Patent Appeals and Interferences typically determines questions of priority of the claimed inventions and may also determine questions of patentability. Any final decision, if adverse to the claim of an applicant, is a final refusal by the Patent and Trademark Office of the claims involved. The Office may issue a patent to the applicant if the applicant is adjudged the prior inventor. A final judgment adverse to the patentee from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent.

Certain Communications from UCB Pharma S.A. (UCB)

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 except that the risk factor regarding our compliance with NASDAQ rules requiring audit committees to have at least three independent directors is no longer applicable as of the filing of this report as our audit committee has been in compliance with such rules since April 25, 2009.

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

In addition, disputes with existing licensees could result in litigation in which the validity and/or enforceability of our Queen et al. patents could be challenged. While it is our policy to vigorously defend and enforce our rights under our Queen et al. patents where appropriate, we cannot assure you that we will be successful if the validity and/or enforceability of our Queen et al. patents are challenged for any reason. In the event of a final, non-appealable judgment that some or all of our Queen et al. patents are invalid or unenforceable, there is a substantial likelihood that one or more of our licensees will cease paying royalties under the terms of our existing license agreements. See “Item 1. Legal Proceedings.”

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

Our revenues consist almost entirely of royalties, although we expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. Genentech, Inc. (Genentech), a subsidiary of F. Hoffman-La Roche Ltd. (Roche) accounted for 60%, 77%, 79%, and 80% of our revenues from continuing operations for the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively, and MedImmune accounted for 27%, 14%, 16% and 18% of our revenues from continuing operations for the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively. Our future success depends primarily upon the continued market acceptance of our licensee’s commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect our patent and other intellectual property rights. The scope, validity, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Patents, may be challenged, invalidated, circumvented or rendered unenforceable. The issuance of a patent is presumptive, but not conclusive as to its validity or its enforceability. U.S. patents and patent applications may also be subject to interference proceedings. U.S. patents may be subject to reexamination or reissue proceedings in the PTO and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. In addition, such interference, reexamination, reissue and opposition proceedings may be costly. Furthermore, no consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Any limitation in claim scope could reduce our ability to negotiate or collect royalties based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries. As a result of these factors, we are unable to predict the extent of patent protection in any country. See “Item 1. Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA regulations, including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physician’s willingness to prescribe, or patient’s willingness to use, the applicable product. In either case, our revenues could be materially and adversely affected.

For example, in February 2005, Biogen Idec Inc. (Biogen Idec) and Elan Corporation plc (Elan) announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat multiple sclerosis and which is licensed under our humanization patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri antibody, however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy. As of February 6, 2009, Biogen Idec and Elan have announced five cases of PML in patients treated with the Tysabri antibody since its re-launch. As a result, if physicians prescribe Tysabri less frequently due to the PML risk, or if Biogen Idec and Elan suspend the marketing and commercial distribution of the Tysabri antibody, either voluntarily or mandated by a regulatory agency such as the FDA, the amount of royalties we receive will be adversely affected.

Another example is Raptiva®, Genentech’s drug approved for the treatment of psoriasis. Due to safety concerns, the European Union and Canada suspended the marketing authorization for Raptiva in February 2009 and Genentech withdrew the drug from the United States market in April 2009. Thus we do not expect to receive material amounts of royalties on Raptiva sales in the future.

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

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. For example, the recent acquisition of Genentech by F. Hoffman-La Roche Ltd. could result in changes to the mix of U.S.-based Sales and ex-U.S.-based Sales and Manufacturing.

Approximately 15% of our royalty revenues from 2008 are from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue to contribute to fluctuation in our revenues from quarter to quarter.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of distributions to our stockholders.

As of March 31, 2009, we had approximately $510.7 million in total long-term liabilities outstanding, comprised primarily of $250.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and $250.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes). The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and the change of a majority of PDL’s board of directors without the approval of the board of directors. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which could trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, any of which could adversely affect the amount or timing of any distributions to our stockholders.

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

We may be unable to monetize our antibody humanization patents and royalties assets through a potential sale and/or securitization transaction and distribute a portion of the proceeds to our stockholders.

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

Going forward, we expect that substantially all of our revenues will be in the form of royalties derived from our license agreements relating to our Queen et al. patents, which generally expire in 2013 and 2014. Shortly after the expiration of all of our Queen et al. patents, we will cease receiving patent-related royalties from our licensees and, as a result, our common stock will likely have little value. In addition to all of the risk factors listed herein, other factors may also have a significant effect on the market price of our common stock, such as any payment of dividends or distributions to our stockholders and comments and expectations of results made by securities analysts.

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

In connection with the cash dividend of $0.50 per share of common stock paid on April 1, 2009 to stockholders of record on March 16, 2009, the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward. Previously, the conversion rate for the 2023 Notes was 114.153 shares of common stock per $1,000 principal amount of the 2023 Notes (or a conversion price of approximately $8.76 per share). The adjusted conversion rate for the 2023 Notes is 123.715 shares per $1,000 principal amount of 2023 Notes (or a conversion price of approximately $8.08 per share), effective March 17, 2009. Previously, the conversion rate for the 2012 Notes was 82.162 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $12.17 per share). The adjusted conversion rate for the 2012 Notes is 89.165 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $11.22 per share), effective March 17, 2009. Because the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

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

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, if Facet does not have the ability to pay monthly rent and other expenses associated with the real property leases for Facet’s corporate headquarters in Redwood City, California consisting of approximately 450,000 square feet of office and lab space, we will be required to pay such amounts, which could have a material adverse effect on the amount or timing of any distribution to our stockholders. In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $138.0 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments.

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

ITEM 6.	EXHIBITS.

10.1	Offer Letter between PDL BioPharma, Inc. and Karen Wilson effective April 22, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009

PDL BIOPHARMA, INC.
(Registrant)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christine R. Larson
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)