Form 10-Q
period 2009-06-30
PDL BIOPHARMA, INC.
filed 2009-07-31
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 28, 2009, there were 119,506,826 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Royalties	$113,403	$105,782	$175,701	$155,970
License and other	12,461	750	12,785	750

Total revenues	125,864	106,532	188,486	156,720
General and administrative expenses	5,590	10,925	10,283	23,634

Operating income	120,274	95,607	178,203	133,086
Gain on repurchase of convertible notes	1,195	—	1,195	—
Interest and other income, net	310	4,467	646	9,331
Interest expense	(3,357)	(3,555)	(6,931)	(7,110)

Income from continuing operations before income taxes	118,422	96,519	173,113	135,307
Income tax expense	41,185	1,673	58,419	2,707

Income from continuing operations	77,237	94,846	114,694	132,600
Loss from discontinued operations, net of income taxes (Note 12)	—	(60,914)	—	(160,543)

Net income (loss)	$77,237	$33,932	$114,694	$(27,943)

Income (loss) per basic share
Continuing operations	$0.65	$0.80	$0.96	$1.12
Discontinued operations	—	(0.51)	—	(1.36)

Net income (loss) per basic share	$0.65	$0.29	$0.96	$(0.24)

Income (loss) per diluted share
Continuing operations	$0.47	$0.63	$0.69	$0.90
Discontinued operations	—	(0.39)	—	(1.06)

Net income (loss) per diluted share	$0.47	$0.24	$0.69	$(0.16)

Cash dividends declared per common share	$—	$—	$1.00	$—

Shares used to compute income (loss) per basic share	119,357	118,827	119,342	118,176

Shares used to compute income (loss) per diluted share	169,566	152,455	171,053	152,056

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$174,433	$129,058
Restricted cash	—	3,469
Short-term investments	18,269	15,000
Receivables from licensees	150	13,500
Deferred tax assets	12,489	17,996
Prepaid and other current assets	2,400	1,658

Total current assets	207,741	180,681
Property and equipment, net	239	1,123
Long-term deferred tax assets	3,914	3,913
Other assets	6,001	5,425

Total assets	$217,895	$191,142

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$—	$1,717
Accrued compensation	1,802	7,856
Accrued interest	3,900	4,434
Other accrued liabilities	2,154	17,406
Deferred revenue	—	100
Dividends payable	59,821	—

Total current liabilities	67,677	31,513
Convertible notes payable	445,000	499,998
Long-term deferred revenue	1,500	1,500
Other long-term liabilities	10,700	10,700

Total liabilities	524,877	543,711

Stockholders’ deficit:
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,357 and 119,305 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,194	1,193
Additional paid-in capital	100,088	169,196
Accumulated deficit	(408,264)	(522,958)

Total stockholders’ deficit	(306,982)	(352,569)

Total liabilities and stockholders’ deficit	$217,895	$191,142

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$114,694	$(27,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment charges	—	3,785
Depreciation expense	923	12,763
Amortization of convertible notes offering costs	1,141	1,172
Amortization of intangible assets	—	824
Gain on repurchase of convertible notes	(1,195)	—
Loss on sale of assets, net	—	14,897
Stock-based compensation expense	402	8,429
Loss on disposal of equipment	—	150
Tax benefit from stock-based compensation arrangements	50,664	30,372
Net excess tax benefit from stock-based compensation	(56,753)	(29,709)
Changes in assets and liabilities:
Accounts receivable, net	—	17,200
Receivables from licensees	13,350	—
Prepaid and other current assets	(742)	(6,448)
Deferred tax asset	4,577	—
Other assets	—	573
Accounts payable	(1,717)	(7,030)
Other accrued liabilities	(21,871)	(14,886)
Other long-term liabilities	—	5,835
Deferred revenue	(100)	(2,470)

Total adjustments	(11,321)	35,457

Net cash provided by operating activities	103,373	7,514

Cash flows from investing activities
Purchases of investments	(3,269)	(292)
Maturities of investments	—	58,066
Sale of commercial assets	—	272,945
Sale of manufacturing assets	—	236,560
Purchase of property and equipment	(39)	(2,434)
Release of restricted cash	3,469	10,000

Net cash provided by investing activities	161	574,845

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	256	15,631
Dividend paid	(59,679)	(506,382)
Repurchase of convertible notes	(53,462)	—
Payments for debt issuance costs	(2,027)	—
Payments on other long-term liabilities	—	(342)
Net excess tax benefit from stock-based compensation	56,753	29,709

Net cash used in financing activities	(58,159)	(461,384)

Net increase in cash and cash equivalents	45,375	120,975
Cash and cash equivalents at beginning of the period	129,058	340,634

Cash and cash equivalents at end of the period	$174,433	$461,609

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of nine marketed products by our licensees. Eight of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and eight are approved for use by other regulatory agencies outside the United States. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase III clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial operations consisting of the manufacture and sale of commercial products (the Commercial Assets) and development stage products which we partially divested in 2006 and fully divested in 2008. The financial results of our former commercial and biotechnology operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations. For further information, see Note 12.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, but include adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at June 30, 2009 and December 31, 2008, the operating results for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. The Company has evaluated subsequent events through July 30, 2009, which is the date these financial statements and Form 10-Q have been filed with the SEC. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, we receive a substantial portion of our royalty revenues on sales of the product Synagis®, marketed by MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune) in our first and second quarters.

Additionally, our master patent license agreement with Genentech, Inc. (Genentech), a subsidiary of F. Hoffman-La Roche Ltd. (Roche), provides for a royalty structure that has four tiers under which the royalty rate paid by Genentech on royalty-bearing products sold in the United States or manufactured in the United States and sold elsewhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above certain net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales as well as the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in the future, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

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

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues from continuing operations for the three and six months ended June 30, 2009 and 2008:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2009	2008	2009	2008
Genentech	Avastin®	28%	29%	26%	26%
	Herceptin®	26%	32%	26%	31%
	Lucentis®	10%	10%	9%	9%

MedImmune	Synagis®	15%	16%	19%	21%

In December 2008, MedImmune brought suit seeking a declaratory judgment that it is not liable to pay a royalty to us on sales of Synagis and a second generation product, when approved, because the Queen et al. patents are not valid or not infringed. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis, because of our settlement with Alexion Pharmaceuticals, Inc. (Alexion). In April of 2009, we sent a letter notifying MedImmune of the exercise of certain rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. In the event that MedImmune prevails on the claims in its December 2008 complaint, we expect that MedImmune would request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. If MedImmune is successful in showing that it has made payments to PDL at a higher royalty rate than required pursuant to its license obligations, we expect that MedImmune would request the court to order recoupment of such excess payments. No amounts have been accrued as of June 30, 2009 related to this contingency.

Reclassification

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassification had no impact on the previously reported net income.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS No. 165), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The provisions of SFAS No. 165 are effective for interim or annual financial periods ending after June 15, 2009. Upon adoption, there was no material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS No. 115-2 and FAS 124-2), which requires the Company to disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. The provisions of FSP SFAS No. 115-2 and FAS 124-2 are effective for interim reporting periods ending after June 15, 2009. Upon adoption, there was no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS No. 107-1 and APB 28-1), which requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The provisions of FSP SFAS No. 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Upon adoption, there was no material impact on the Company’s financial statements or related disclosures.

2. Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123, “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)) for employees and directors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
General and administrative	$200	$226	$384	$624
Discontinued operations	—	2,054	—	7,804

Total stock-based compensation expense	200	2,280	384	8,428
Tax benefit related to current year stock-based compensation	(70)	—	(134)	—

Stock-based compensation expense included in net income (loss)	$130	$2,280	$250	$8,428

Stock-based compensation expense for the three and six months ended June 30, 2008 included stock option modification charges totaling $0.7 million and $4.5 million, respectively. These stock option modification charges resulted from accelerated vesting and extended exercise periods for certain stock options in connection with the termination of certain employees due to restructuring and the divestiture of our commercial and biotechnology operations. See Note 12 for further information.

Stock Option Activity

Stock option activity for the period is summarized below:

	Stock Options
(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,776	$18.04
Exercised	(53)	$4.87
Forefeited	(3,946)	$17.91

Outstanding as of June 30, 2009	1,777	$18.72

Exercisable as of June 30, 2009	1,730	$19.07

Excluding potential forfeitures, total unrecognized compensation cost for unvested stock options outstanding as of June 30, 2009 that we expect to recognize over a weighted-average period of one year was $0.1 million.

Restricted Stock Activity

Restricted stock activity for the period is summarized below:

	Restricted Stock
(in thousands)	Number of Shares	Weighted Average Grant Date Fair value
Unvested at December 31, 2008	—	$—
Awards granted	154	$6.48
Awards forfeited	(4)	$6.36

Unvested at June 30, 2009	150	$6.48

Excluding potential forfeitures, total unrecognized compensation cost for unvested restricted stock outstanding as of June 30, 2009 that we expect to recognize over a weighted-average period of 1.3 years was $0.8 million.

Stock-Based Incentive Plans

In June 2009, our stockholders approved amendments to the Company’s 2005 Equity Incentive Plan to expand persons eligible to participate in the plan to include our outside directors.

In April 2009, our Compensation Committee reviewed the number of available shares in our four active stock-based incentive plans in light of the fewer number of employees subsequent to the spin-off and approved the reduction in the number of available shares for the 1999 Stock Option Plan and the 1999 Non-statutory Option Plan by 4.2 million and 5.9 million, respectively. In addition, in February 2009, our Compensation Committee terminated the 2002 Outside Directors Stock Option Plan, subject to any outstanding options. The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, shares subject to outstanding awards and available for grant under each of these plans as of June 30, 2009 after the reduction in the number of available shares is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	310,525	—	4,889,475
2002 Outside Directors Stock Option Plan(2)	239,500	73,250	166,250	—
1999 Non-statutory Stock Option Plan	5,075,707	4,966,183	109,524	—
1999 Stock Option Plan	5,409,642	3,559,904	1,500,815	348,923
1991 Nonstatutory Stock Option Plan(3)	13,994,479	13,994,479	—	—

	29,919,328	22,904,341	1,776,589	5,238,398

(1)	As of June 30, 2009, there were 149,687 shares of unvested restricted stock awards outstanding.
(2)	This plan was terminated in 2009 subject to options outstanding under this plan.
(3)	This plan expired in 2001 and we no longer may grant awards under this plan.

Employee Stock Purchase Plan (ESPP)

The stock-based compensation expense in connection with our ESPP was zero and $0.3 million for the three and six months ended June 30, 2008, respectively. No shares were purchased during the three and six months ended June 30, 2009. At its June 3, 2009 meeting, the Company’s Compensation Committee terminated the Company’s ESPP.

3. Net Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings per Share” (SFAS 128), we compute basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income (loss) per share for our continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed issuance of common shares under our ESPP using the treasury stock method, and the assumed conversion of our 2.00%, Convertible Senior Notes (the 2012 Notes) and our 2.75%, Convertible Subordinated Notes (the 2023 Notes), including both the effect on interest expense and the inclusion of the underlying shares using the if-converted method. Following is a reconciliation of the numerators and denominators of the basic and diluted income from continuing operations per share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Numerator
Income from continuing operations used to compute income per basic share from continuing operations	$77,237	$94,846	$114,694	$132,600
Add back interest expense for convertible notes, net of estimated tax of $1.0 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively (see Note 9)	1,819	1,915	3,761	3,830

Income used to compute income from continuing operations per diluted share	$79,056	$96,761	$118,455	$136,430

Net income (loss)	$77,237	$33,932	$114,694	$(27,943)
Add back interest expense for convertible notes, net of estimated tax of $1.0 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively (see Note 9)	1,819	1,915	3,761	3,830

Income used to compute net income (loss) per diluted share	$79,056	$35,847	$118,455	$(24,113)

Denominator
Total weighted-average shares used to compute income (loss) per basic share	119,357	118,827	119,342	118,176
Effect of dilutive stock options	17	125	10	377
Restricted stock outstanding	30	—	19	—
Assumed conversion of convertible notes	50,162	33,503	51,682	33,503

Shares used to compute income (loss) per diluted share	169,566	152,455	171,053	152,056

We have excluded 2.1 million and 10.6 million of outstanding stock options and restricted stock from our diluted earnings per share calculations for the three months ended June 30, 2009 and 2008, respectively, and we have excluded 3.6 million and 11.6 million of outstanding stock options and restricted stock from our diluted earnings per share calculations for the six months ended June 30, 2009 and 2008, respectively, because the average price of the common stock obtainable upon exercise of the options is above the exercise price.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for other comprehensive income (loss) which includes the changes in unrealized gains and losses on our investments in marketable securities, which are excluded from our net loss. In addition, other comprehensive loss includes the liability that has not yet been recognized as net periodic benefit cost for our post-retirement benefit plan. As of December 31, 2008, we had no unrealized gains or losses on investments and we had assigned the rights and obligations under our former post-employment benefit plan to Facet in connection with the Spin-Off; therefore, our accumulated other comprehensive income (loss) as of December 31, 2008 and June 30, 2009 was zero.

The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$77,237	$33,932	$114,694	$(27,943)
Other comprehensive income (loss):
Change in unrealized gains and losses on marketable securities, net of taxes	—	(112)	—	(30)
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	—	19	—	37

Total comprehensive income (loss)	$77,237	$33,839	$114,694	$(27,936)

5. Restructuring Charges

During 2008, we implemented certain restructuring plans under which we recognized involuntary termination benefits and idle facilities charges. As the majority of restructuring charges have been allocated to our former commercial and biotechnology operations, they are classified as discontinued operations (see Note 12). During the three and six months ended June 30, 2008, we recognized $2.9 million and $10.2 million, respectively, of restructuring expense attributable to discontinued operations and we recognized approximately $0.1 million and $0.2 million, respectively, of restructuring charges attributable to continuing operations, which is classified as general and administrative expenses. No restructuring expenses were recorded in the three or six months ended June 30, 2009. The restructuring accrual as of June 30, 2009 was approximately $28,000 which we expect to pay by the end of 2009.

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at June 30, 2009:

(in thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2008	$40	$64	$104
Payments and adjustments	(12)	(64)	(76)

Balance at June 30, 2009	$28	$—	$28

6. Cash Equivalents, Investments and Restricted Cash

At June 30, 2009 and December 31, 2008, we had invested in money market funds and certificates of deposit. Our securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss in stockholders’ deficit. The estimated fair value is based upon quoted market prices for these or similar instruments. The amortized cost of debt securities is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral for our investment activities.

A summary of our available-for-sale securities at June 30, 2009 and December 31, 2008 is presented below:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Money market funds	$171,759	$—	$—	$171,759
Certificate of deposit	18,269	—	—	18,269

Total marketable securities	$190,028	$—	$—	$190,028

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$171,759
Short-term investments				18,269

Total				$190,028

December 31, 2008
Money market funds	$107,041	$—	$—	$107,041
Certificate of deposit	15,000	—	—	15,000

Total marketable securities	$122,041	$—	$—	$122,041

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$107,041
Short-term investments				15,000

Total				$122,041

During the six months ended June 30, 2009 and the year ended December 31, 2008, we did not recognize any gains or losses on sales of available-for-sale securities.

As of December 31, 2008, we had restricted cash of $3.3 million which was supported by letters of credit for the Redwood City, California leases. The letters of credit were released during the first quarter of 2009 and, therefore, the restricted cash balance at June 30, 2009 was zero.

7. Fair Value Measurements

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

At June 30, 2009 and December 31, 2008, our financial assets consisted primarily of money market funds which are considered to be Level 1 assets under SFAS No. 157 and are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, we also held $18.3 million and $15.0 million, respectively, of certificates of deposit which are considered to be Level 2 assets.

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Consulting and services	$1,780	$5,357
Payable to Facet Biotech Corporation	—	1,100
Restructuring accruals	28	104
Accrued income taxes	—	7,340
Other	346	3,505

Total	$2,154	$17,406

9. Convertible Notes

2012 Convertible Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 89.165 per share, as adjusted from the cash dividend declared in February 2009, and subject to further adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Note are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and the change of a majority of PDL’s board of directors without the approval of the board of directors.

In the second quarter of 2009, the Company repurchased an aggregate of $5.0 million face value of our 2012 Notes, at an overall discount of approximately 10.75 percent from face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $4.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.5 million from the purchase of the debt.

2023 Convertible Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 123.715 per share, as adjusted from the cash dividend declared in February 2009, and subject to further adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes are redeemable at our option, in whole or in part, beginning on August 16, 2008 at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of the 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock.

In the second quarter of 2009, the Company repurchased an aggregate of $50.0 million face value of our 2023 Notes, at an overall discount of approximately 2 percent from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $49.3 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.7 million from the purchase of the debt.

The following table summarizes the repurchase activity of the 2012 Notes and the 2023 Notes discussed above, as well as the balance at June 30, 2009:

(in thousands)	2012 Notes	2023 Notes	Total
Balance at December 31, 2008	$250,000	$249,998	$499,998
Repurchases	(5,000)	(49,998)	(54,998)

Balance at June 30, 2009	$245,000	$200,000	$445,000

Fair value(1)	$210,088	$203,750	$413,838

(1)	The fair value of the remaining payments under our convertible notes is based on the trading value of our notes at June 30, 2009.

As of June 30, 2009 there was $3.9 million of unamortized debt issuance costs remaining to be amortized as interest expense.

10. Commitments and Contingencies

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $135.6 million. We would also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments if Facet were to default.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary.

Pierre Fabre - Sales Rebate

Until the March 2008 assignment and sale of Busulfex by PDL to Otsuka Pharmaceuticals, Pierre Fabre Medicament (Pierre Fabre) was PDL’s exclusive distributor for Busulfex in Italy (see note 12, Discontinued Operations). In 2005, Pierre Fabre negotiated a pricing and sales volume agreement with the Agenzia Italiana del Farmaco (AIFA) related to its distribution of Bulsufex in which Pierre Fabre agreed to a maximum amount of ex-factory sales of Busulfex in Italy. During 2006 and 2007, Pierre Fabre exceeded those sales limits and in October 2008 Pierre Fabre received notification to repay EUR 2.13 million to the local Italian authorities for such excess sales. In May 2009, Pierre Fabre sent a letter to PDL requesting that it pay 40% of the total amount paid by Pierre Fabre. In July 2009, the Company responded to Pierre Fabre declining to make payment and stating that there is no basis in PDL’s contractual arrangement with Pierre Fabre. We are unable to predict the outcome of this matter and, as such, no amounts have been accrued.

11. Income Taxes

Income tax expense attributable to our continuing operations for the three and six months ended June 30, 2009 was $41.2 million and $58.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income from operations. Income tax expense from continuing operations for the three and six months ended June 30, 2008, was $1.7 million and $2.7 million, respectively, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations. We recognized income tax expense from our discontinued operations for the three and six months ended June 30, 2008 of $11.7 million and $39.7 million, respectively. See Note 12 for further discussion.

Due to our lack of earnings history prior to the Spin-Off in December 2008, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to recognize deferred tax assets that the company expects are more likely than not to be realized.

Following the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state income tax expense.

12. Discontinued Operations

Biotechnology Operations

In December 2008, we spun-off our former biotechnology operations to Facet. For further information on the Spin-Off, see Note 1. The significant components of our former biotechnology operations, presented as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net revenues(1)	$—	$5,361	$—	$12,502
Total costs and expenses(2)	—	(49,747)	—	(65,071)
Income tax benefit	—	309	—	339

Loss from discontinued operations	$—	$(44,077)	$—	$(52,230)

(1)

Net revenues for the three and six months ended June 30, 2008 included revenues of $5.2 million and $10.3 million, respectively, recognized under the collaboration agreement with Biogen Idec, Inc. (Biogen Idec), which was effective starting in September 2005. Under this agreement, we determined that all elements should be accounted for as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21. As we had continuing obligations under the collaboration agreement, we recorded the upfront license fees as deferred revenue, and we were recognizing the amounts over the respective estimated development periods. The upfront license fees from Biogen Idec were $40 million. In addition in the first quarter of 2008 we received $2.0 million in milestone payments from certain of our licensees.

(2)

Included within total costs and expenses for the six months ended June 30, 2008 is a pre-tax gain of $49.7 million upon the close of the sale of our former manufacturing and related administrative facilities in Brooklyn Park, Minnesota to Genmab A/S in March 2008. In addition, total costs and expenses included $0.3 million and $3.8 million of asset impairment charges for the three and six months ended June 30, 2008, respectively. These charges were associated with the cost of certain research equipment and technologies that were expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us. Also included in total costs and expenses for the three and six months ended June 30, 2008 are restructuring charges of approximately $2.9 million and $8.4 million, respectively (see Note 5).

Commercial Operations

In March 2008, we finalized the sales of our Commercial Assets to Otsuka Pharmaceutical Co., Ltd. (Otsuka) and to EKR Therapeutics, Inc. (EKR) and recognized a pre-tax loss of $64.6 million in connection with these sales. This loss consisted of the total upfront consideration received of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million, and transaction fees of $5.7 million.

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

The significant components of our commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net revenues	$—	$375	$—	$39,734
Total costs and expenses(1)	—	(5,188)	—	(107,995)
Income tax expense(2)	—	(12,024)	—	(40,052)

Loss from discontinued operations	$—	$(16,837)	$—	$(108,313)

(1)

Included within total costs and expenses for the six months ended June 30, 2008 is a loss of $64.6 million that we recognized in connection with the sale of the commercial operations as discussed above. Also included in total costs and expenses for the three and six months ended June 30, 2008 are restructuring charges of approximately zero and $1.8 million, respectively (see Note 5).

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

13. Dividends Payable

On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. We paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend is September 17, 2009 as determined by the board of directors at its June 4, 2009 meeting. As of June 30, 2009, we accrued $59.8 million in dividends payable for the October 2009 dividend payment.

Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted on September 18, 2009 in connection with the October 2009 dividend payment.

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

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of nine marketed products by our licensees. Eight of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and eight are approved for use by other regulatory agencies outside the United States. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase III clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies and which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial operations consisting of the manufacture and sale of commercial products (the Commercial Assets) and development stage products which we partially divested in 2006 and fully divested in 2008. The financial results of our former commercial and biotechnology operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations.

Recent Developments

As a result of the Spin-Off in December 2008, we significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, as well as providing for certain essential reporting and management functions of a public company. In December 2008, we moved our principal place of business to Incline Village, Nevada. We operate as an independent, publicly traded Delaware company located in Nevada.

In December 2008, we entered into a definitive license agreement and settlement agreement with Alexion Pharmaceuticals, Inc. (Alexion) that resolved the legal disputes between us relating to Alexion’s humanized antibody Soliris® (eculizumab) and our Queen et al. patents. In consideration for this license, Alexion agreed to pay $25 million, of which it paid $12.5 million in January 2009 and we recognized in the fourth quarter of 2008 and $12.5 million which it paid in May 2009 and we recognized in the second quarter of 2009. In addition, Alexion took an option for up to four additional licenses under the Queen et al. patents at a 4 percent royalty rate.

In December 2008, MedImmune, LLC, a subsidiary of AstraZeneca plc, (MedImmune) brought suit seeking a declaratory judgment that it is not liable to pay a royalty to us on sales of Synagis and a second generation product, when approved, because the Queen et al. patents are not valid or infringed. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis®, because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. The court has scheduled a Markman claim construction hearing for October 1, 2009.

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. Using proceeds from our annual 2008 and first half 2009 earnings and based on the total shares outstanding as of the March 16, 2009 record date, we paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend is September 17, 2009 as determined by the board of directors at its June 4, 2009 meeting. As of June 30, 2009, we accrued $59.8 million in dividends payable for the October dividend payment.

Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted on September 18, 2009 in connection with the October 2009 dividend payment.

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

Our European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent) expire in December 2009. We have applied for and been granted Supplemental Protection Certificates (SPCs) with respect to the Herceptin®, Synagis®, Xolair®, Raptiva® , Avastin®, Tysabri® and Lucentis® products in many of the jurisdictions in the European Union based on our ‘216 patent. These SPCs, upon grant thereof, effectively extend the patent protection with respect to these products generally until December 2014, except that the SPCs for Raptiva, Herceptin and Synagis will generally expire in March 2013, July 2014, and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We have filed or plan to file applications for SPCs on other humanized antibodies covered by our ‘216 Patent or ‘040 Patent which are approved for marketing in Europe prior to the expiration of our ‘216 Patent or ‘040 Patent in December 2009. We will not be able to file applications for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, then we would not have any patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

We are currently in two separate opposition proceedings with respect to the ‘216 Patent and the ‘040 Patent at the European Patent Office. MedImmune filed a declaratory judgment against us related to the Queen et al. patents in December 2008. In February 2009, the U.S. Patent and Trademark Office declared an interference proceeding between our U.S. Patent No. 5,585,089 and a patent application pending to Adair et al., which is assigned to UCB Pharma S.A. See “Part II. Other Information, Item 1, Legal Proceedings.”

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

Licensing Agreements for Marketed Products

We currently receive royalties on sales of the nine humanized antibody products listed below, eight of which are currently approved for use by the FDA and eight are approved by other regulatory agencies outside the United States. Approval for Raptiva was suspended in the European Union and Canada in February 2009 and the product was withdrawn from the United States market in April 2009. Thus, we do not expect to receive material amounts of royalties on future sales of Raptiva. In 2008, royalties attributable to Raptiva totaled $3.9 million or 1.3% of total revenue from continuing operations. For the three and six months ended June 30, 2009 and 2008, our most significant licensees were as follows:

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

With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

The mix of U.S.-based Sales and ex-U.S. based Manufacturing and Sales is outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
U.S.-based Sales	87%	84%	90%	88%
Ex-U.S.-based Manufacturing & Sales	13%	16%	10%	12%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

Currently, two of Genentech’s licensed products, Herceptin and Xolair, generate ex-U.S.-based Manufacturing and Sales. Roche (Genentech’s ex-U.S. licensee of Avastin) announced that its new Avastin production facility in Basel, Switzerland will commence commercial production in 2009. As such, we expect Avastin to begin generating ex-U.S.-based Manufacturing and Sales royalties and subsequent increases in the amount of Avastin product manufactured and sold outside the U.S. due to the expected production ramp-up at Roche’s Basel, Switzerland facility. In addition, there is a new plant in Singapore for the production of Lucentis.

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

MedImmune filed for approval of its motavizumab product, a second generation of Synagis, in the United States in January 2008 and received a Complete Response Letter from the FDA on December 1, 2008 asking for additional information on motavizumab. Astra Zeneca, which owns MedImmune, said it plans to continue discussions with the FDA and, subject to the outcome of those discussions, expected to resubmit the application for approval in the second half of 2009. There have been no further announcements from Astar Zeneca regarding the approval of motavizumab in the United States. We believe that sales of motavizumab will require payment to us of the royalty specified by the MedImmune agreement.

In December 2008, MedImmune filed a lawsuit against us seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products. MedImmune has further asserted that it may be entitled to pay a lower royalty rate because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. The court has scheduled a Markman claim construction hearing for October 1, 2009. MedImmune has paid us a total of $280.8 million in royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the second quarter of 2009, but we cannot assure you that MedImmune will continue to pay us royalties. See “Part II. Other Information. Item 1. Legal Proceedings.”

Elan

We entered into a patent license agreement, effective April 24, 1998, with Elan pursuant to which we granted to Elan a license under our Queen et al. patents to make, use, and sell antibodies that bind to the cellular adhesion molecule a4. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Elan prior to such expiration upon sixty days written notice, by either party upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

Licensing Agreements Relating To Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, and sell certain products in development that have not yet reached commercialization. Certain of these development stage products are currently in Phase III clinical trials. With respect to these agreements, we may receive milestone payments based on certain development milestones. We may also receive royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. For example, both Eli Lilly and Company’s and Wyeth Pharmaceuticals, Inc. have licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase III clinical trials.

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

•

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues. For example, due to safety concerns, Genentech suspended the marketing authorization for Raptiva in the European Union and Canada February 2009 and began a phased withdrawal of the drug from the United States market in April 2009.

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

Due to our lack of earnings history prior to the Spin-Off, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to reverse the valuation allowance on our deferred tax assets. As a result, we expect that our effective income tax rate going forward will continue to be approximately 35%.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $135.6 million. We would also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments if Facet were to default.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheet as of December 31, 2008 and June 30, 2009 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

Revenues

Revenues from continuing operations consist of royalty revenues as well as license and other revenues. During the three and six months ended June 30, 2009 and 2008, our royalty revenues consisted almost entirely of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents. Over these same periods, we also had license and other revenues consisting primarily of the $12.5 million settlement from Alexion and milestone payments from licensees under our patent license agreements. In addition, in 2008, we had two active collaboration agreements before the Spin-Off with Biogen Idec Inc. (Biogen Idec) and with Bristol-Myers Squibb Company which are now classified as discontinued operations. Since these collaboration agreements related to our biotechnology operations, they were assigned to Facet in connection with the Spin-Off and, therefore, Facet assumed all obligations under these agreements and will recognize all collaboration-related revenues in future periods. In addition, certain other license agreements were assigned to Facet and Facet will receive any potential future milestone and royalty revenues under these agreements. We will not recognize revenues under any of these agreements in future periods, and the revenues that we previously recognized in 2008 have been classified as discontinued operations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
(Dollars in thousands)
Revenues
Royalties	$113,403	$105,782	7.2%	$175,701	$155,970	12.7%
License and other	12,461	750	1561.5%	12,785	750	1604.7%

Total revenues	$125,864	$106,532	18.1%	$188,486	$156,720	20.3%

Our royalty revenue growth was driven primarily by higher product sales of Avastin and Lucentis, which are marketed by Genentech, sales of Synagis, which is marketed by MedImmune, and sales of Tysabri, which is marketed by Elan. License and other revenue for the three and six months ended June 30, 2009 includes $12.5 million from Alexion for the license and settlement agreement.

Royalties from licensed product sales exceeding more than 10% of our total revenues are set forth below (by licensee and product, as a percentage of total revenue):

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2009	2008	2009	2008
Genentech	Avastin®	28%	29%	26%	26%
	Herceptin®	26%	32%	26%	31%
	Lucentis®	10%	10%	9%	9%

MedImmune	Synagis®	15%	16%	19%	21%

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
(Dollars in thousands)
General and administrative expenses	$5,590	$10,925	-48.8%	$10,283	$23,634	-56.5%

The decreases in general and administrative expenses was primarily driven by our significantly reduced cost structure. We expect that our general and administrative expenses for 2009 will continue to be substantially lower due to the Spin-Off and the large reduction in our cost structure. Since the Spin-Off, we significantly downsized our operations including downsizing our office and we currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, as well as providing for certain essential reporting and management functions of a public company. In addition, in the first quarter of 2009 we recorded depreciation of $0.9 million on certain software assets which were fully depreciated as of March 31, 2009 and are no longer in use. We expect our quarterly depreciation expense will be less than $35,000 in future quarters.

Individual components of general and administrative expenses for the three and six months ended June 30, 2009 comprise:

(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Legal fees	$2,658	$4,218
Professional fees and insurance	952	1,932
Compensation and benefits	844	1,571
Depreciation	35	922
Stock-based compensation	206	402
Monetization	283	283
Other	612	955

Total general and administrative expenses	$5,590	$10,283

Non-operating Income and Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
(Dollars in thousands)
Gain on repurchase of convertible notes	$1,195	$—	100.0%	$1,195	$—	100.0%
Interest and other income, net	310	4,467	-93.1%	646	9,331	-93.1%
Interest expense	(3,357)	(3,555)	-5.6%	(6,931)	(7,110)	-2.5%

Total non-operating income (expense)	$(1,852)	$912	-303.1%	$(5,090)	$2,221	-329.2%

The gain on repurchase of convertible notes for the three and six months ended June 30, 2009 resulted from the repurchase of $50.0 million face value of our 2023 Notes and $5.0 million face value of our 2012 Notes.

Interest and other income, net, for the three and six months ended June 30, 2009 decreased from the same period in 2008 due to lower average investment balances as well as lower interest rates earned on our investments.

Interest expense included amounts related to our 2.00%, Convertible Senior Notes due 2012 and our 2.75%, Convertible Subordinated Notes due 2023.

Income Taxes

Income tax expense attributable to our continuing operations during the three and six months ended June 30, 2009 was $41.2 million and $58.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income from operations. Income tax expense from continuing operations for the three and six months ended June 30, 2008, was $1.7 million and $2.7 million, respectively, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations. We recognized income tax expense from our discontinued operations for the three and six months ended June 30, 2008 of $11.7 million and $39.7 million, respectively. See Note 12 to the Condensed Consolidated Financial Statements for further information associated with our discontinued operations.

Due to our lack of earnings history prior to the Spin-Off in December, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to recognize deferred tax assets that the company expects are more likely than not to be realized.

Following the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state income tax expense.

Discontinued Operations

Biotechnology Operations

On December 18, 2008, we spun off our former biotechnology operations to Facet. See Note 1 to the Condensed Consolidated Financial Statements for more details on the Spin-Off. The significant components of our former biotechnology operations, presented as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net revenues	$—	$5,361	$—	$12,502
Total costs and expenses	—	(49,747)	—	(65,071)
Income tax benefit	—	309	—	339

Loss from discontinued operations	$—	$(44,077)	$—	$(52,230)

Commercial Operations

In March 2008, we completed the sale of our former commercial operations. The significant components of our former commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net revenues	$—	$375	$—	$39,734
Total costs and expenses	—	(5,188)	—	(107,995)
Income tax expense	—	(12,024)	—	(40,052)

Loss from discontinued operations	$—	$(16,837)	$—	$(108,313)

See Note 12 to the Condensed Consolidated Financial Statements for further information associated with our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, product sales revenues, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. In 2008, we divested assets associated with our commercial and biotechnology operations. Since the divestiture of these operations, we have significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and efforts to monetize our antibody humanization patents and royalties assets, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents, short-term investments and restricted cash in the aggregate of $192.7 million and $147.5 million at June 30, 2009 and December 31, 2008, respectively. The $45.2 million increase was primarily attributable to net cash provided by operating activities of $103.4 million and net excess tax benefits from stock-based compensation of $56.8 million, partially offset by our payment of $59.7 million of dividends and the repurchase of $53.5 million of convertible notes. As a result of our downsized operations, we believe that cash from future revenues, net of operating expenses, debt service, and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

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

We intend to distribute our income, net of operating expenses, debt service and income taxes, to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share of common stock payable on April 1, 2009 and October 1, 2009. Based on the total shares outstanding as of the March 16, 2009 record date the total dividend paid on April 1, 2009 was $59.7 million. The record date for the October 1, 2009 dividend is September 17, 2009 as determined by the board of directors at its

June 4, 2009 meeting. Effective March 17, 2009, in connection with the payment of the dividend in April 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes (the Notes) were adjusted to 89.165 and 123.715 shares of common stock per $1,000 principal amount of the Notes, or $11.22 and $8.08 per share, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion rates for the Notes will be further adjusted on September 18, 2009 in connection with the October 2009 dividend payment. As of June 30, 2009 we accrued $59.8 million in dividends payable for the October dividend payment.

Our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
	(in thousands)
CONTRACTUAL OBLIGATIONS
Operating Leases	$214	$44	$8	$—	$266
Convertible notes (including interest payments)(1)	10,400	452,650	—	—	463,050

Total contractual obligations	$10,614	$452,694	$8	$—	$463,316

(1)	The 2023 Notes are shown as being due in the 1-3 years column as such notes are puttable by note holders in 2010.

2012 Convertible Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 89.165 per share, as adjusted from the cash dividend declared in February 2009, and subject to further adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Note are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and the change of a majority of PDL’s board of directors without the approval of the board of directors.

In the second quarter of 2009, the Company repurchased an aggregate of $5.0 million face value of our 2012 Notes, at an overall discount of approximately 10.75 percent from face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $4.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.5 million from the purchase of the debt.

2023 Convertible Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 123.715 per share, as adjusted from the cash dividend declared in February 2009, and subject to further adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes are redeemable at our option, in whole or in part, beginning on August 16, 2008 at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of the 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock.

In the second quarter of 2009, the Company repurchased an aggregate of $50.0 million face value of our 2023 Notes, at an overall discount of approximately 2 percent from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $49.3 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.7 million from the purchase of the debt.

At June 30, 2009, our principal obligations are our convertible notes, which in the aggregate are $445.0 million in principal. As discussed above, the 2012 Notes are not puttable (other than in the context of a fundamental change) and our 2023 Notes have a put right in August 2010, August 2013, and August 2018. Accordingly, we expect that our debt service obligations over the next few years will consist of principal and interest payments. To the extent holders of our 2023 Notes require us to repurchase all or a portion of their notes, we believe we will have sufficient funds for such repurchase from our expected operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings. In addition, to the extent we pursue the monetization of all or a portion of our antibody humanization patents and royalties assets, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which would trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, any of which could adversely affect the amount or timing of any distributions to our stockholders. We would make such redemptions or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions or repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Our material contractual obligations under lease agreements as of June 30, 2009 have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Off-Balance Sheet Arrangements

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California adding Facet as a co-tenant. In addition, we signed a Co-Tenancy Agreement with Facet under which we are obligated to make lease payments for the Redwood City facility in the event that Facet defaults under the lease. Such guarantee is in place for the original term of the leases, or through December 2021. We recorded the estimated fair value of the guarantee of $10.7 million as a long-term liability on our Condensed Consolidated Balance Sheet as of December 31, 2008 and June 30, 2009. However, our maximum exposure exceeds the amount recorded as a liability on our balance sheet. As of June 30, 2009, the lease payments subject to our guarantee aggregated approximately $135.6 million through December 31, 2021. In addition, should Facet default, we would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, our investment portfolio was approximately $190.0 million and consisted of investments in Rule 2a-7 money market funds and certificates of deposit. If market interest rates were to have increased by 1% as of June 30, 2009, there would have been no material impact on the fair value of our portfolio. However, credit and liquidity risks could adversely affect the value of our investments in money market funds. If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value). Our money market funds maintained a USD 1.00 net asset value and were not subject to withdrawal restrictions as of June 30, 2009. However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

As of June 30, 2009, the aggregate fair value of our convertible notes was $413.8 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.75% and the 2012 Notes bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations or the earliest in which the noteholders may put the debt to us. Our convertible notes may be converted to common stock prior to the maturity date.

(Dollars in thousands)	2009	2010	2011	2012	Total	Fair Value
Fixed rate	—	$200,000	—	$245,000	$445,000	$413,838	(1)
Average interest rate	2.34%	2.34%	2.00%	2.00%	2.17%

(1)	The fair value of the remaining payments under our convertible notes is based on the trading value of our notes at June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opposition to ‘040 Patent

At an oral hearing in February 2005, the Opposition Division revoked the claims in our ‘040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. We appealed the decision to the Technical Board of Appeal. The appeal suspended the legal effect of the decision of the Opposition Division during the appeal process. The Technical Board of Appeal has scheduled the appeal hearing for October 14 through October 16, 2009.

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

On December 31, 2008, we and Alexion entered into a definitive license agreement and settlement agreement. Under the terms of the agreements, we granted Alexion a license under certain claims in our Queen et al. patents, and provided Alexion a covenant not to sue in respect of other claims in our Queen et al. patents, thus permitting Alexion to commercialize Soliris for all indications under our Queen et al. patents. In consideration of this license, Alexion agreed to pay us $25 million, of which Alexion paid $12.5 million in January 2009 and another $12.5 million was paid in June 2009. Following receipt of this second payment, in June of 2009 the parties filed with the United States District Court of Delaware a Stipulation and Order of Dismissal dismissing the lawsuit in its entirety with prejudice effective December 31, 2008, subject to the terms and conditions of the license agreement and settlement agreement.

No additional payments will be owed by Alexion to us under our Queen et al. patents in respect of Soliris sales for any indication. As part of the settlement, Alexion has confirmed that our Queen et al. patents claims are valid and that Soliris employs technology covered under our Queen et al. patents. Further, Alexion has agreed not to challenge or assist other parties in challenging the validity of our Queen et al. patents in the future. Under the license agreement, we separately granted Alexion the right to take a royalty-bearing license under our Queen et al. patents to commercialize additional Alexion humanized antibodies that may be covered by our Queen et al. patents in the future. In the event that Alexion takes such a license, Alexion will pay us a royalty of 4 percent of net sales of such non-Soliris products.

Action for Declaratory Judgment of Patent Invalidity by MedImmune

In December 2008, MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis® and motavizumab products, and that therefore MedImmune owes no royalties under its license agreement with us. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. The court has scheduled a Markman claim construction hearing for October 1, 2009, and scheduled trial for April 5, 2010. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the second quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or continue to pay us royalties at the current rate.

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

Interference Proceeding in the United States Patent Office

On February 25, 2009, the U.S. Patent and Trademark Office (PTO) declared an interference proceeding between certain claims of Queen et al., U.S. Patent No. 5,585,089 and certain pending claims of Adair et al., U.S. Application No. 08/846,658 under 35 U.S.C. 135(a). UCB Pharma S.A. is the assignee of the ‘658 application. In an interference proceeding, the Board of Patent Appeals and Interferences typically determines questions of priority of the claimed inventions and may also determine questions of patentability. Any final decision, if adverse to the claim of an applicant, is a final refusal by the Patent and Trademark Office of the claims involved. The Office may issue a patent to the applicant if the applicant is adjudged the prior inventor. A final judgment adverse to the patentee from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent. The PTO has scheduled a default oral hearing date (if requested) for January 7, 2010, regarding the first phase of the interference to hear substantive motions. In addition, the PTO has scheduled proceedings for the determination of priority subsequent to a decision in the first phase of the interference.

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

Two of our Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent. Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others, and we are currently in two separate opposition proceedings with respect to these two patents. An adverse decision in the pending European oppositions could have a material impact on our ability to collect royalties on European sales of our licensee’s products manufactured outside the United States and could encourage challenges to our related Queen et al. patents in other jurisdictions including the United States.

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

Our ability to maintain and increase our revenues from licensing our Queen et al. patents is dependent upon third parties maintaining their existing licensing arrangements, exercising rights under existing patent rights agreements and paying royalties under existing patent licenses with us. If we experience difficulty in enforcing our patent rights through licenses or if our licensees or prospective licensees challenge our antibody humanization patents or challenge whether particular existing or follow-on products are within the scope of our Queen et al. patents and therefore not subject to royalty payments, our revenues and financial condition could be adversely affected and we could be required to undertake additional actions including litigation to enforce our rights. Such efforts would increase our expenses and could be unsuccessful.

We derive a significant portion of our royalty revenues from a limited number of licensees and our future success depends on continued market acceptance of their products.

Our revenues consist almost entirely of royalties although we expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. Genentech, Inc. (Genentech), a subsidiary of F. Hoffman-La Roche Ltd. (Roche) accounted for 65%, 77%, 79%, and 80% of our revenues from continuing operations for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively, and MedImmune accounted for 19%, 14%, 16% and 18% of our revenues from continuing operations for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively. Our future success depends primarily upon the continued market acceptance of our licensee’s commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of our licensees and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect our patent and other intellectual property rights. The scope, validity, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. Patents, may be challenged, invalidated, circumvented or rendered unenforceable. The issuance of a patent is presumptive but not conclusive as to its validity or its enforceability. U.S. patents and patent applications may also be subject to interference proceedings and to reexamination or reissue proceedings in the PTO and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. In addition, such interference, reexamination, reissue and opposition proceedings may be costly. Furthermore, no consistent policy has emerged regarding the breadth of claims in biotechnology patents so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Any limitation in claim scope could reduce our ability to negotiate or collect royalties based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country, and claim interpretation and infringement laws vary among countries. As a result of these factors, we are unable to predict the extent of patent protection in any country. See “Item 1. Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA’s requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA regulations including, for example, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physician’s willingness to prescribe, or patient’s willingness to use, the applicable product. In either case, our revenues could be materially and adversely affected.

For example, in February 2005, Biogen Idec Inc. (Biogen Idec) and Elan Corporation plc (Elan) announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat multiple sclerosis that is licensed under our Queen et al. patents, because Biogen Idec and Elan had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri® antibody; however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy. As of July 29, 2009, eleven cases of PML in patients treated with the Tysabri antibody since its re-launch have been reported. As a result, if physicians prescribe Tysabri less frequently due to the PML risk, or if Biogen Idec and Elan suspend the marketing and commercial distribution of the Tysabri antibody, either voluntarily or mandated by a regulatory agency such as the FDA, the amount of royalties we receive will be adversely affected.

Another example is Raptiva®, Genentech’s drug approved for the treatment of psoriasis. Due to safety concerns, the European Union and Canada suspended the marketing authorization for Raptiva in February 2009 and Genentech began a phased withdrawal of the drug from the United States market in April 2009. Thus we do not expect to receive material amounts of royalties on Raptiva sales in the future.

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

Our antibody humanization royalty revenues may be unpredictable and fluctuate because they depend upon, among other things, the seasonality and rate of growth of sales of licensed products and the mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales in connection with our Master Patent License Agreement with Genentech.

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is lowest in the first calendar quarter, which would be for Genentech’s sales from the fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lower royalty rates. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

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

As of June 30, 2009, we had approximately $457.2 million in total long-term liabilities outstanding, comprised primarily of $245.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and

$200.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes). The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, beginning on August 16, 2008 at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and the change of a majority of PDL’s board of directors without the approval of the board of directors. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a repurchase event or fundamental change under one or both series of convertible notes, which could trigger the put rights of the holders of such notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any notes put to us.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the 2023 Notes and 2012 Notes, which could adversely affect the amount or timing of any distribution to our stockholders. We may continue to redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either in connection with a monetization transaction or not, either of which could adversely affect the amount or timing of any distributions to our stockholders.

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

In 2008, we terminated efforts to monetize our antibody humanization patent and royalties assets primarily due to market conditions. While we will continue to explore various approaches to monetizing all or a portion of our antibody humanization patents and royalties assets, there can be no assurance that conditions in the financial markets will allow us to monetize all or a portion of our antibody humanization patents and royalties assets on acceptable terms or that buyers or investors will be interested in our antibody humanization patents and royalties assets.

Our common stock may lose value due to several factors including the expiration of our Queen et al. patents, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

We expect that substantially all of our revenues will be in the form of royalties derived from our license agreements associated with our Queen et al. patents which generally expire in 2013 and 2014. Shortly after the expiration of all of our Queen et al. patents, we will cease receiving patent-related royalties from our licensees and, as a result, our common stock will likely have little value. In addition to all of the risk factors listed herein, other factors may also have a significant effect on the market price of our common stock, such as any payment of dividends or distributions to our stockholders and comments and expectations of results made by securities analysts.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly. A significant drop in the price of a company’s common stock often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial cost and may lead to a diversion of management’s attention and resources.

The conversion of any of the outstanding 2023 Notes or 2012 Notes into shares of our common stock would have a dilutive effect which could cause our stock price to go down.

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

In connection with the cash dividend of $0.50 per share of common stock paid on April 1, 2009 to stockholders of record on March 16, 2009, the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward. Previously, the conversion rate for the 2023 Notes was 114.153 shares of common stock per $1,000 principal amount of the 2023 Notes (or a conversion price of approximately $8.76 per share). The adjusted conversion rate for the 2023 Notes is 123.715 shares per $1,000 principal amount of 2023 Notes (or a conversion price of approximately $8.08 per share), effective March 17, 2009. Previously, the conversion rate for the 2012 Notes was 82.162 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $12.17 per share). The adjusted conversion rate for the 2012 Notes is 89.165 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $11.22 per share), effective March 17, 2009. In the third quarter of 2009, the conversion rates for the Notes will be further adjusted in connection with the October 2009 dividend payment. Because the conversion rates of the 2023 Notes and 2012 Notes adjust upward, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

Changes in the third-party reimbursement environment may affect product sales from which we generate royalty revenues.

Sales of products from which we generate royalties will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health administration authorities, private health insurers, and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Prescription Drug Improvement and Modernization Act of 2003; the Deficit Reduction Act of 2005; the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007; and the Medicare Improvements for Patients and Providers Act of 2009; changes in formulary or compendia listing; or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies, and distributors. Decreases in third-party reimbursement could reduce usage of such products, sales to collaborators, and royalties and may have a material adverse effect on our royalties which depend on such product sales. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

We must attract, retain and integrate key employees in order to succeed. It may be difficult to recruit, retain and integrate key employees.

To be successful, we must attract, retain and integrate qualified personnel. Our business is managing our antibody humanization patents and royalties assets, which requires only a small number of employees. It may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

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

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of June 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $135.6 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments.

We must evaluate the effectiveness of our disclosure controls and internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters.

Our management is required to periodically evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting as of the end of each fiscal year. We are also required to disclose in our periodic reports with the SEC any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The rules governing the standards that must be met for management to assess the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these rules has resulted in increased expense and the devotion of management resources.

Our evaluation of our disclosure controls and procedures may reveal material weaknesses in our internal control over financial reporting. In 2007 and 2008, we reported that we had material weaknesses in our internal controls with respect to our financial statement close process which we believe have been remediated. If we identify a material weakness, we would be required to conclude that our internal control over financial reporting is ineffective and disclose this conclusion which could adversely affect the market price of our common stock. For example, we disclosed we had material weaknesses in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2005, June 30, 2007, September 30, 2007, March 31, 2008 and June 30, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders June 4, 2009 at the Hyatt Regency Hotel, 111 Country Club Drive, Incline Village, Nevada. Of the 119,464,650 shares of common stock outstanding as of April 6, 2009, the record date for the meeting, 105,696,158 shares were present at the meeting or represented by proxy, representing approximately 88.47% of the total shares outstanding on the record date.

At the meeting, our stockholders voted on the election of two Class II directors to hold office for a three-year term expiring at our 2012 Annual Meeting of Stockholders. The tabulation of the votes for the election of these directors is set forth below:

Nominee	For	Against	Abstain
Jody S. Lindell	103,555,036	2,141,122	—

John P. McLaughlin	103,386,936	2,309,222	—

In addition to the election of Ms. Lindell and Mr. McLaughlin, the following directors each had a term of office as a director that continued immediately after the stockholders meeting: Joseph Klein III, Frederick Frank and Paul W. Sandman.

At the meeting, the stockholders voted to approve certain amendments to the 2005 Equity Incentive Plan. The tabulation of votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
85,799,618	5,603,639	47,439	14,245,462

At the meeting, the stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009. The tabulation of votes for this proposal is set forth below:

For	Against	Abstain	Broker Non-Votes
104,747,400	886,719	62,039	—

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws effective June 4, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2009)

10.1	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2009

PDL BIOPHARMA, INC.
(Registrant)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christine R. Larson
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)