Form 10-Q
period 2009-09-30
PDL BIOPHARMA, INC.
filed 2009-11-09
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 119,671,083 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Royalties	$71,446	$68,817	$247,147	$224,787
License and other	—	—	12,785	750

Total revenues	71,446	68,817	259,932	225,537
General and administrative expenses	5,255	11,999	15,538	35,633

Operating income	66,191	56,818	244,394	189,904
Gain on repurchase of convertible notes	323	—	1,518	—
Interest and other income, net	214	3,209	860	12,540
Interest expense	(3,105)	(3,555)	(10,036)	(10,665)

Income from continuing operations before income taxes	63,623	56,472	236,736	191,779
Income tax expense	17,217	6,161	75,636	8,869

Income from continuing operations	46,406	50,311	161,100	182,910
Income (loss) from discontinued operations, net of income taxes (Note 12)	—	5,380	—	(155,162)

Net income	$46,406	$55,691	$161,100	$27,748

Income (loss) per basic share
Continuing operations	$0.39	$0.42	$1.35	$1.54
Discontinued operations	—	0.05	—	(1.31)

Net income per basic share	$0.39	$0.47	$1.35	$0.23

Income (loss) per diluted share
Continuing operations	$0.29	$0.34	$0.97	$1.25
Discontinued operations	—	0.04	—	(1.02)

Net income per diluted share	$0.29	$0.38	$0.97	$0.23

Cash dividends declared per common share	$—	$—	$1.00	$—

Shares used to compute income (loss) per basic share	119,411	119,267	119,366	118,540

Shares used to compute income (loss) per diluted share	168,576	152,812	172,248	152,302

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$222,418	$129,058
Restricted cash	—	3,469
Short-term investments	—	15,000
Receivables from licensees	400	13,500
Deferred tax assets	12,395	17,996
Prepaid and other current assets	15,204	1,658

Total current assets	250,417	180,681
Property and equipment, net	205	1,123
Long-term deferred tax assets	8,626	3,913
Other assets	5,203	5,425

Total assets	$264,451	$191,142

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$221	$1,717
Accrued compensation	2,124	7,856
Accrued interest	1,257	4,434
Other accrued liabilities	3,165	17,406
Deferred revenue	—	100
Dividends payable	59,878	—
Current portion of convertible notes payable	199,998	—

Total current liabilities	266,643	31,513
Convertible notes payable	228,000	499,998
Long-term deferred revenue	1,500	1,500
Other long-term liabilities	10,700	10,700

Total liabilities	506,843	543,711

Stockholders’ deficit:
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,494 and 119,305 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,195	1,193
Additional paid-in capital	118,271	169,196
Accumulated deficit	(361,858)	(522,958)

Total stockholders’ deficit	(242,392)	(352,569)

Total liabilities and stockholders’ deficit	$264,451	$191,142

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$161,100	$27,748
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charges	—	3,784
Depreciation expense	957	16,770
Amortization of convertible notes offering costs	1,658	1,758
Amortization of intangible assets	—	1,235
Gain on repurchase of convertible notes	(1,518)	—
Loss on sale of assets, net	—	14,897
Stock-based compensation expense	617	9,946
Loss on disposal of equipment	—	208
Tax benefit from stock-based compensation arrangements	66,779	12,579
Net excess tax benefit from stock-based compensation	(72,967)	(12,163)
Changes in assets and liabilities:
Accounts receivable, net	—	17,201
Receivables from licensees	13,100	—
Prepaid and other current assets	(12,769)	(9,451)
Deferred tax asset	888	—
Other assets	—	507
Accounts payable	(1,496)	(5,415)
Other accrued liabilities	(23,445)	(15,901)
Other long-term liabilities	—	2,228
Deferred revenue	(100)	25,915

Total adjustments	(28,296)	64,098

Net cash provided by operating activities	132,804	91,846

Cash flows from investing activities
Purchases of investments	—	(287)
Maturities of investments	15,000	71,065
Sale of commercial assets	—	272,945
Sale of manufacturing assets	—	236,560
Purchase of property and equipment	(39)	(2,905)
Release of restricted cash	3,469	25,005

Net cash provided by investing activities	18,430	602,383

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	1,237	15,413
Dividend paid	(59,679)	(506,612)
Repurchase of convertible notes	(69,953)	—
Payments for debt issuance costs	(2,446)	—
Payments on other long-term liabilities	—	(516)
Net excess tax benefit from stock-based compensation	72,967	12,163

Net cash used in financing activities	(57,874)	(479,552)

Net increase in cash and cash equivalents	93,360	214,677
Cash and cash equivalents at beginning of the period	129,058	340,634

Cash and cash equivalents at end of the period	$222,418	$555,311

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

1. Summary of Significant Accounting Policies

Organization and Business

We were organized as a Delaware corporation in 1986 as Protein Design Labs, Inc. and, in 2006, we changed our name to PDL BioPharma, Inc. Our business is the management of antibody humanization patents and royalty assets which consist of our Queen et al. patents and our license agreements with numerous biotechnology and pharmaceutical companies. We receive royalties based on sales of humanized antibody products pursuant to certain rights we have licensed under our patents and may also receive royalty payments on new humanized antibody products launched before final patent expiry in December 2014. Generally, our license agreements cover antibodies targeting antigens specified in the license agreements.

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of nine marketed products by our licensees. Eight of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and nine are approved for use by other regulatory agencies outside the United States. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial operations as well as manufacturing operations which we partially divested in 2006 and fully divested in 2008. The financial results of our former commercial, manufacturing and biotechnology operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations. For further information, see Note 12.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, but include adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at September 30, 2009 and December 31, 2008, the operating results for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting. The Company has evaluated subsequent events through November 6, 2009, which is the date these financial statements and Form 10-Q have been filed with the SEC. See Note 14 for subsequent events that have occurred since September 30, 2009 and required disclosure in these financial statements.

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, our master patent license agreement with Genentech, Inc. (Genentech), a subsidiary of Roche Holding, Ltd. (Roche), provides for a royalty structure that has four tiers under which the royalty rate paid by Genentech on royalty-bearing products sold in the United States or manufactured in the United States and sold elsewhere (U.S.-based Sales) in a given calendar year decreases during that year on incremental U.S.-based Sales above certain net sales thresholds. As a result, Genentech’s average annual royalty rate during a year declines as Genentech’s cumulative U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter is higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales as well as the manufacturing location are outside of our control and have fluctuated in the past and may continue to fluctuate in the future, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California. Additionally, we receive a substantial portion of our royalty revenues on sales of Synagis®, marketed by MedImmune LLC (MedImmune), a subsidiary of AstraZeneca plc, in our first and second quarters.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Principles of Consolidation

Prior to the divestiture of our former biotechnology and manufacturing operations as well as our former commercial operations, the consolidated financial statements include the accounts of PDL BioPharma, Inc. and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions. As of September 30, 2009, we had no wholly-owned subsidiaries.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues from continuing operations for the three and nine months ended September 30, 2009 and 2008:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2009	2008	2009	2008
Genentech	Avastin®	29%	28%	27%	27%
	Herceptin®	38%	41%	29%	34%
	Lucentis®	11%	11%	10%	10%

MedImmune	Synagis®	2%	3%	14%	16%

Elan	Tysabri®	11%	9%	8%	7%

In December 2008, MedImmune brought suit against us seeking a declaratory judgment that MedImmune is not liable to pay a royalty to us on sales of Synagis and a second generation product, when approved, because the Queen et al. patents are not valid or not infringed. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis, because of our December 2008 settlement with Alexion Pharmaceuticals, Inc. (Alexion). In April of 2009, we sent a letter notifying MedImmune of the exercise of certain rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. In the event that MedImmune prevails on the claims in its December 2008 complaint, we expect that MedImmune would request the court to order a recoupment of payments made to PDL which represent obligations under its license to the Queen et al. patents that have accrued since the date of their claim. If MedImmune is successful in showing that it has made payments to PDL at a higher royalty rate than required pursuant to its license obligations, we expect that MedImmune would request the court to order recoupment of such excess payments. No amounts have been accrued as of September 30, 2009 related to this contingency.

Reclassification

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation, the most significant of which are the results of our former biotechnology and manufacturing operations as well as our former commercial operations which have been reclassified as discontinued operations in our Condensed Consolidated Statements of Operations. For further information, see Note 12. The reclassification had no impact on the previously reported net income.

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
General and administrative	$205	$151	$589	$775
Discontinued operations	—	1,366	—	9,170

Total stock-based compensation expense	205	1,517	589	9,945
Tax benefit related to current year stock-based compensation	(72)	—	(206)	—

Stock-based compensation expense included in net income	$133	$1,517	$383	$9,945

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Stock-based compensation expense for the three and nine months ended September 30, 2008 included stock option modification charges totaling zero and $4.5 million, respectively. These stock option modification charges resulted from accelerated vesting and extended exercise periods for certain stock options in connection with the termination of certain employees due to restructuring and the divestiture of our former biotechnology and manufacturing operations as well as our former commercial operations. See Note 12 for further information.

Stock Option Activity

Stock option activity for the period is summarized below:

	Stock Options
(in thousands)	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	5,776	$18.04
Exercised	(189)	$6.53
Forefeited	(3,947)	$17.91

Outstanding as of September 30, 2009	1,640	$19.68

Exercisable as of September 30, 2009	1,610	$19.95

Excluding potential forfeitures, total unrecognized compensation cost for unvested stock options outstanding as of September 30, 2009 that we expect to recognize over a weighted-average period of one year was $0.1 million.

Restricted Stock Activity

Restricted stock activity for the period is summarized below:

	Restricted Stock
(in thousands)	Number of Shares	Weighted Average Grant Date Fair value
Unvested at December 31, 2008	—	$—
Awards granted	159	$6.54
Awards forfeited	(4)	$6.36

Unvested at September 30, 2009	155	$6.54

Excluding potential forfeitures, total unrecognized compensation cost for unvested restricted stock outstanding as of September 30, 2009 that we expect to recognize over a weighted-average period of 1.1 years was $0.6 million.

Stock-Based Incentive Plans

In September 2009, our Compensation Committee terminated the 1991 Nonstatutory Stock Option Plan. Also in September 2009, our Compensation Committee terminated the 1999 Outside Director Stock Option Plan and the 1999 Nonstatutory Stock Option Plan subject to any outstanding options.

In June 2009, our stockholders approved amendments to the Company’s 2005 Equity Incentive Plan to expand persons eligible to participate in the plan to include our outside directors.

In February 2009, our Compensation Committee terminated the 2002 Outside Directors Stock Option Plan, subject to any outstanding options.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or as restricted stock that have vested and are no longer subject to forfeiture, shares subject to outstanding awards and available for grant under each of these plans as of September 30, 2009 is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	315,536	—	4,884,464
2002 Outside Directors Stock Option Plan(2)	239,500	127,000	112,500	—
1999 Non-statutory Stock Option Plan(2)	5,075,707	4,966,183	109,524	—
1999 Stock Option Plan(2)	5,060,719	3,642,900	1,417,819	—
1991 Nonstatutory Stock Option Plan(2)	13,994,479	13,994,479	—	—

	29,570,405	23,046,098	1,639,843	4,884,464

(1)	As of September 30, 2009, there were 154,698 shares of unvested restricted stock awards outstanding.
(2)	This plan was terminated in 2009 subject to options outstanding under this plan.

Employee Stock Purchase Plan (ESPP)

The stock-based compensation expense in connection with our ESPP was $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. No shares were purchased during the three and nine months ended September 30, 2009. In June 2009, the Company’s Compensation Committee terminated the Company’s ESPP.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share from continuing operations using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, the assumed conversion of our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), including both the reduction in interest expense and the inclusion of the underlying shares using the if-converted method, and, in 2008, the assumed issuance of common shares under our ESPP using the treasury stock method. Following is a reconciliation of the numerators and denominators of the basic and diluted income from continuing operations per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Numerator
Income from continuing operations used to compute income per basic share from continuing operations	$46,406	$50,311	$161,100	$182,910
Add back interest expense for convertible notes, net of estimated tax of $0.9 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively (see Note 9)	1,681	2,259	5,444	6,778

Income used to compute income from continuing operations per diluted share	$48,087	$52,570	$166,544	$189,688

Net income	$46,406	$55,691	$161,100	$27,748
Add back interest expense for convertible notes, net of estimated tax of $0.9 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively (see Note 9)	1,681	2,259	5,444	6,778

Income used to compute net income per diluted share	$48,087	$57,950	$166,544	$34,526

Denominator
Total weighted-average shares used to compute income per basic share	119,411	119,267	119,366	118,540
Effect of dilutive stock options	34	20	19	237
Restricted stock outstanding	57	9	31	3
ESPP withholdings	—	13	—	19
Assumed conversion of convertible notes	49,074	33,503	52,832	33,503

Shares used to compute income per diluted share	168,576	152,812	172,248	152,302

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

We have excluded 1.6 million and 8.5 million of outstanding stock options from our diluted earnings per share calculations for the three months ended September 30, 2009 and 2008, respectively, and we have excluded 2.8 million and 10.7 million of outstanding stock options from our diluted earnings per share calculations for the nine months ended September 30, 2009 and 2008, respectively, because the average price of the common stock obtainable upon exercise of the options is above the exercise price.

4. Comprehensive Income

Comprehensive income comprises net income adjusted for other comprehensive income which includes the changes in unrealized gains and losses on our investments in marketable securities, which are excluded from our net income. In addition, other comprehensive income includes the liability, if any, that has not yet been recognized as net periodic benefit cost for our post-retirement benefit plan. As of December 31, 2008, we had no unrealized gains or losses on investments and we had assigned the rights and obligations under our former post-employment benefit plan to Facet in connection with the Spin-Off; therefore, our accumulated other comprehensive income as of September 30, 2009 and December 31, 2008 was zero.

The following table presents the calculation of our comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net income	$46,406	$55,691	$161,100	$27,748
Other comprehensive income:
Change in unrealized losses on marketable securities, net of taxes	—	(37)	—	(67)
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	—	19	—	56

Total comprehensive income	$46,406	$55,673	$161,100	$27,737

5. Restructuring Charges

During 2008, we implemented certain restructuring plans under which we recognized involuntary termination benefits and idle facilities charges. As the majority of restructuring charges have been allocated to our former biotechnology and manufacturing operations as well as our former commercial operations, they are classified as discontinued operations (see Note 12). During the three and nine months ended September 30, 2008, we recognized $1.0 million and $11.1 million, respectively, of restructuring expense attributable to discontinued operations and we recognized approximately zero and $0.2 million, respectively, of restructuring charges attributable to continuing operations, which is classified as general and administrative expenses. No restructuring expenses were recorded in the three or nine months ended September 30, 2009. The restructuring accrual as of September 30, 2009 was approximately $40,000 which we expect to pay by the end of 2009.

The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at September 30, 2009:

(in thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2008	$40	$64	$104
Payments and adjustments	—	(64)	(64)

Balance at September 30, 2009	$40	$—	$40

6. Cash Equivalents, Investments and Restricted Cash

At September 30, 2009, we had invested in money market funds and, at December 31, 2008, we had invested in money market funds and certificates of deposit. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ deficit. The estimated fair value is based upon quoted market prices for these or similar instruments. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

A summary of our available-for-sale securities at September 30, 2009 and December 31, 2008 is presented below:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Money market funds	$151,513	$—	$—	$151,513

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$151,513

December 31, 2008
Money market funds	$107,041	$—	$—	$107,041
Certificate of deposit	15,000	—	—	15,000

Total	$122,041	$—	$—	$122,041

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$107,041
Short-term investments				15,000

Total				$122,041

During the nine months ended September 30, 2009 and the year ended December 31, 2008, we did not recognize any gains or losses on sales of available-for-sale securities.

As of December 31, 2008, we had restricted cash of $3.3 million which was supported by letters of credit for Redwood City, California leases, our former principal place of business prior to our move to Nevada in December 2008. The letters of credit were released during the first quarter of 2009 and, therefore, the restricted cash balance at September 30, 2009 was zero.

7. Fair Value Measurements

The fair values of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction to market participants at the measurement date (exit price). The fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1—quoted prices in active markets for identical assets and liabilities

•	Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•	Level 3—unobservable inputs

At September 30, 2009 and December 31, 2008, our financial assets consisted primarily of money market funds which are Level 1 assets and are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. At December 31, 2008, we also held $15.0 million of certificates of deposit which are Level 2 assets.

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Consulting and services	$2,522	$5,357
Payable to Facet Biotech Corporation	8	1,100
Restructuring accruals	40	104
Accrued income taxes	385	7,340
Other	210	3,505

Total	$3,165	$17,406

9. Convertible Notes

2012 Convertible Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 94.447 shares of common stock per $1,000 principal amount of the 2012 Notes or $10.59 per share, as adjusted for the cash dividend

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

paid on October 1, 2009, and subject to further adjustment in certain events such as a dividend payment. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and a change of a majority of PDL’s board of directors without the approval of the board of directors.

In the second quarter of 2009, the Company repurchased $5.0 million face value of our 2012 Notes, at a discount of 10.75% from face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $4.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.5 million from the purchase of the debt.

In the third quarter of 2009, the Company repurchased an aggregate of $17.0 million face value of our 2012 Notes, at a discount of 3.0% from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $16.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.3 million from the purchase of the debt.

2023 Convertible Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 131.0339 shares of common stock per $1,000 principal amount of the 2023 Notes or $7.63 per share, as adjusted for the cash dividend paid on October 1, 2009, and subject to further adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes are redeemable at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of the 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock at the conversion rate then in effect.

In the second quarter of 2009, the Company repurchased an aggregate of $50.0 million face value of our 2023 Notes, at a discount of 2.0% from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $49.0 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.7 million from the purchase of the debt.

The following table summarizes the repurchase activity of the 2012 Notes and the 2023 Notes discussed above, as well as the balance and fair value at September 30, 2009:

(in thousands)	2012 Notes	2023 Notes	Total
Balance at December 31, 2008	$250,000	$249,998	$499,998
Repurchases	(22,000)	(50,000)	(72,000)

Balance at September 30, 2009	$228,000	$199,998	$427,998

Fair value(1)	$219,165	$218,248	$437,413

(1)	The fair value of the remaining payments under our convertible notes is based on the trading value of our notes at September 30, 2009.

As of September 30, 2009, there was $3.2 million of unamortized debt issuance costs remaining to be amortized as interest expense.

10. Commitments and Contingencies

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $133.2 million. We would also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments if Facet were to default.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 as the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary.

Pierre Fabre - Sales Rebate

Until the March 2008 assignment and sale of Busulfex by PDL to Otsuka Pharmaceuticals, Pierre Fabre Medicament (Pierre Fabre) was PDL’s exclusive distributor for Busulfex in Italy (see Note 12). In 2005, Pierre Fabre negotiated a pricing and sales volume agreement with the Agenzia Italiana del Farmaco (AIFA) related to its distribution of Busulfex in which Pierre Fabre agreed to a maximum amount of ex-factory sales of Busulfex in Italy. During 2006 and 2007, Pierre Fabre exceeded those sales limits and in October 2008 Pierre Fabre received notification to repay EUR 2.13 million to the local Italian authorities for such excess sales. In May 2009, Pierre Fabre sent a letter to PDL requesting that it pay 40% of the total amount paid by Pierre Fabre. In July 2009, the Company responded to Pierre Fabre declining to make payment and stating that there is no basis in PDL’s contractual arrangement with Pierre Fabre. As of September 30, 2009, no amounts for this contingency have been accrued.

11. Income Taxes

Income tax expense attributable to our continuing operations for the three and nine months ended September 30, 2009 was $17.2 million and $75.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income from continuing operations. We no longer pay state taxes because we moved our operations from California to Nevada in December 2008 and Nevada does not impose a corporate income tax. Income tax expense from continuing operations for the three and nine months ended September 30, 2008, was $6.2 million and $8.9 million, respectively, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations. We recognized an income tax benefit from our discontinued operations for the three months ended September 30, 2008 of $23.4 million and income tax expense from our discontinued operations for the nine months ended September 30, 2008 of $16.3 million. See Note 12 for further discussion.

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

12. Discontinued Operations

Biotechnology and Manufacturing Operations

In December 2008, we spun-off our biotechnology operations to Facet and, in March 2008, we sold our manufacturing operations to Genmab A/S. For further information on the Spin-Off, see Note 1. The significant components of our former biotechnology and manufacturing operations, presented as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net revenues (1)	$—	$8,529	$—	$21,031
Total costs and expenses (2)	—	(52,673)	—	(117,744)
Income tax benefit	—	3,549	—	3,889

Loss from discontinued operations	$—	$(40,595)	$—	$(92,824)

(1)

Net revenues for the three and nine months ended September 30, 2008 included revenues of $5.4 million and $15.7 million, respectively, recognized under the collaboration agreement with Biogen Idec, Inc. (Biogen Idec), which was effective starting in September 2005. Under this agreement, we determined that all elements should be accounted for as a single unit of accounting. As we had continuing obligations under the collaboration agreement, we recorded the upfront license fees as deferred revenue, and we were recognizing the amounts over the respective estimated development periods. The upfront license fees from Biogen Idec were $40 million. In addition in the first quarter of 2008 we received $2.0 million in milestone payments from certain of our licensees.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

(2)

Included within total costs and expenses for the nine months ended September 30, 2008 is a pre-tax gain of $49.7 million upon the close of the sale of our former manufacturing and related administrative facilities in Brooklyn Park, Minnesota to Genmab A/S in March 2008. In addition, total costs and expenses included $0.3 million and $3.8 million of asset impairment charges for the three and nine months ended September 30, 2008, respectively. These charges were associated with the cost of certain research equipment and technologies that were expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us. Also included in total costs and expenses for the three and nine months ended September 30, 2008 are restructuring charges of approximately $1.0 million and $9.4 million, respectively (see Note 5).

Commercial Operations

In March 2008, we finalized the sales of our commercial operations to Otsuka Pharmaceutical Co., Ltd. (Otsuka) and to EKR Therapeutics, Inc. (EKR) and recognized a pre-tax loss of $64.6 million in connection with these sales. This loss consisted of the total upfront consideration received of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million, and transaction fees of $5.7 million.

In connection with the divestiture of our commercial operations, we entered into agreements with both Otsuka and EKR to provide certain transition services which we provided in 2008. Any fees or cost reimbursements received for transition services have been presented as discontinued operations. In connection with the Spin-Off, we assigned all rights and obligations under the EKR sale agreement to Facet. Therefore, we will not receive any potential future milestone payments or royalties under the agreement with EKR.

The significant components of our commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net revenues(1)	$—	$26,765	$—	$66,499
Total costs and expenses (2)	—	(627)	—	(108,622)
Income tax benefit (expense) (3)	—	19,837	—	(20,215)

Loss from discontinued operations	$—	$45,975	$—	$(62,338)

(1)

During the third quarter of 2008, EKR received approval from the FDA for a pre-mixed bag formulation of Cardene. Under the terms of the purchase agreement with EKR, we received a $25.0 million milestone payment as a result of this approval; such amount is included in net revenues for the three and nine months ended September 30, 2008.

(2)

Included within total costs and expenses for the nine months ended September 30, 2008 is a loss of $64.6 million that we recognized in connection with the sale of the commercial operations as discussed above. Also included in total costs and expenses for the three and nine months ended September 30, 2008 are restructuring charges of approximately zero and $1.7 million, respectively (see Note 5).

(3)

Income tax benefit attributable to our discontinued operations during the three months ended September 30, 2008 was primarily related to tax elections related to contingent consideration, in the form of milestone payments and royalties, we may receive from EKR. Income tax expense attributable to our discontinued operations during the nine months ended September 30, 2008 was primarily related to the tax gain on the sale of our commercial operations. Although we recognized a loss on the sale of these assets for financial reporting purposes, for tax purposes, we included the fair value of the contingent consideration from EKR in our proceeds, which included potential future milestone payments as well as potential future royalties on certain Cardene and ularitide product sales. In addition, the tax basis in the commercial operations was less than the book value recorded for financial reporting purposes. Therefore, we recognized a taxable gain and incurred alternative minimum tax on the sale of our commercial operations.

13. Dividends Payable

On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. We paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend was September 17, 2009 as determined by the board of directors at its June 4, 2009 meeting. As of September 30, 2009, we had accrued $59.9 million for the October 2009 dividend payment.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(unaudited)

Effective September 18, 2009, in connection with the payment of the dividend in October 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes were adjusted to 94.447 and 131.0339 shares of common stock per $1,000 principal amount, respectively, or $10.59 and $7.63 per share for each of the individual notes, respectively. The adjustment was based on the amount of the dividend and the average trading price of our stock for certain periods before the record date and adjusted for ex-dividend trading pursuant to the terms of the applicable indenture.

14. Subsequent Event

On November 2, 2009, we announced the completion of a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair, and any future products, if any, under which Genentech may take a license under our related agreements with Genentech. The QHP PhaRMA Senior Secured Notes due 2015 (the QHP Notes) bear interest at 10.25% and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and pursuant to the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from the QHP Notes issuance. Once all obligations on the QHP Notes have been paid in full, including all other sums payable under the indenture, then the indenture shall cease to be of further effect and all of the security interests in the collateral shall terminate, including the pledge by PDL to the trustee of its equity interest in QHP. At such point there will be no further restrictions on the Genentech Royalties and PDL shall be free to either keep them in QHP, transfer them back to PDL, or to further dispose or monetize them.

The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal, interest and premium on the QHP Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by the equity holder (initially PDL) of its equity ownership interest in QHP. The QHP Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price.

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

Under most of our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies. These licensing agreements have contributed to the development of nine marketed products by our licensees. Eight of these products are currently approved for use by the U.S. Food and Drug Administration (FDA) and nine are approved for use by other regulatory agencies outside the United States. We have also entered into licensing agreements pursuant to which we have licensed certain rights under our patents for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies and which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial and manufacturing operations consisting which we partially divested in 2006 and fully divested in 2008. The financial results of our former biotechnology and manufacturing operations as well as our former commercial operations are presented as discontinued operations in the Condensed Consolidated Statement of Operations.

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

In December 2008, we entered into a definitive license agreement and settlement agreement with Alexion Pharmaceuticals, Inc. (Alexion) that resolved the legal disputes between us relating to Alexion’s humanized antibody Soliris® (eculizumab) and our Queen et al. patents. In consideration for this license, Alexion agreed to pay $25 million, of which it paid $12.5 million in January 2009 that we recognized in the fourth quarter of 2008 and $12.5 million in May 2009 that we recognized in the second quarter of 2009. In addition, Alexion took an option for up to four additional licenses under the Queen et al. patents at a four percent royalty rate.

In December 2008, MedImmune, LLC, a subsidiary of AstraZeneca plc, (MedImmune) brought suit against us seeking a declaratory judgment that MedImmune is not liable to pay a royalty to us on sales of Synagis and a second generation product, when approved, because the Queen et al. patents are not valid or infringed. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis® , because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. We have received additional communications from MedImmune that suggest that MedImmune believes it may be entitled to a lower royalty rate for past and/or future sales of licensed products under the most favored licensee clause in our agreement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and a second generation product, motavizumab, fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our December 2008 settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. On August 18, 2009, we attended a mandatory settlement conference with MedImmune held before the Federal District Court for Northern California. No settlement resulted from the meeting. A Markman claim construction hearing, which had previously been scheduled for October 1, 2009, was postponed and took place on November 5, 2009. We anticipate a decision in the next several months. Trial has been scheduled to start June 14, 2010.

On October 14, 2009, the European Patent Office Technical Board of Appeal upheld the Opposition Division’s revocation of our EP 682 040 patent on formal issues. The Technical Board of Appeal did not consider substantive issues of patentability.

We intend to distribute a substantial portion of our income to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share payable on April 1, 2009 and October 1, 2009. Using proceeds from our annual 2008 and first half 2009 earnings and based on the total shares outstanding as of the March 16, 2009 record date, we paid $59.7 million to our stockholders on April 1, 2009. The record date for the October 1, 2009 dividend was September 17, 2009 as determined by the board of directors at its June 4, 2009 meeting. As of September 30, 2009, we had accrued $59.9 million for the October 2009 dividend payment.

Effective September 18, 2009, in connection with the payment of the dividend in October 2009, the conversion rates for our outstanding 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes) and 2.75% Convertible Subordinated Notes due August 16, 2023 (2023 Notes) were adjusted to 94.447 and 131.0339 shares of common stock per $1,000 principal amount, respectively, or $10.59 and $7.63 per share for each of the notes, respectively. The adjustment was based on the amount of the dividend and the average trading price of our stock in for certain periods before the record date and adjusted for ex-dividend trading pursuant to the terms of the applicable indenture.

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair, and any future products, if any, under which Genentech may take a license under our related agreements with Genentech. The $300 million QHP PhaRMA Senior Secured Notes due 2015 (the QHP Notes) bear interest at 10.25% and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and pursuant to the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from the QHP Notes issuance. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on the QHP Notes. Once all obligations on the QHP Notes have been paid in full, including all other sums payable under the indenture, then the indenture shall cease to be of further effect and all of the security interests in the collateral shall terminate, including the pledge by PDL to the trustee of its equity interest in QHP. At such point there will be no further restrictions on the Genentech Royalties and PDL shall be free to either keep them in QHP, transfer them back to PDL, or to further dispose or monetize them.

Patents and Technology Outlicense Agreements

Patents

We have been issued patents in the U.S. and elsewhere, covering the humanization of antibodies, which we refer to as our Queen et al. patents. The Queen et al. patent estate is enforceable up to 2014 and covers among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies. The following is a list of our U.S. and European patents within our Queen et al. patent portfolio.

Application Number	Filing Date	Patent Number	Issue Date	Jurisdiction
08/477,728	06/07/95	5,585,089	12/17/96	United States
08/474,040	06/07/95	5,693,761	12/02/97	United States
08/487,200	06/07/95	5,693,762	12/02/97	United States
08/484,537	06/07/95	6,180,370	01/30/01	United States
09/718,998	11/22/00	7,022,500	04/04/06	United States
90903576.8	12/28/89	0 451 216	01/24/96	Europe

Our European Patent No. 0 451 216 (the ‘216 Patent) and European Patent No. 0 682 040 (the ‘040 Patent) expire in December 2009. We have applied for and been granted Supplemental Protection Certificates (SPCs) with respect to the Herceptin®, Synagis®, Xolair®, Raptiva®, Avastin®, Tysabri® and Lucentis® products in many of the jurisdictions in the European Union based on our ‘216 patent. We intend to file SPC applications with respect to Cimzia in countries of the European Union based on our ‘216 patent. These SPCs, upon grant thereof, effectively extend the patent protection with respect to these products generally until December 2014, except that the SPCs for Raptiva, Herceptin, and Synagis will generally expire in March 2013, July 2014, and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We plan to file applications for SPCs on other humanized antibodies covered by our ‘216 Patent which are approved for marketing in Europe prior to the expiration of our ‘216 Patent in December 2009. We will not be able to file applications for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, then we would not have any patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

We are currently in an opposition proceeding with respect to the ‘216 Patent at the European Patent Office. MedImmune filed a declaratory judgment against us related to the Queen et al. patents in December 2008. In February 2009, the U.S. Patent and Trademark Office declared an interference proceeding between our U.S. Patent No. 5,585,089 and a patent application pending to Adair et al., which is assigned to UCB Pharma S.A. See “Part II. Other Information, Item 1, Legal Proceedings.”

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

Licensing Agreements for Marketed Products

We currently receive royalties on sales of the nine humanized antibody products listed below, eight of which are currently approved for use by the FDA and eight are approved by other regulatory agencies outside the United States. Approval for Raptiva was suspended in the European Union and Canada in February 2009 and the product was withdrawn from the United States market in April 2009. Thus, we do not expect to receive material amounts of royalties on future sales, if any, of Raptiva. In 2008, royalties attributable to Raptiva totaled $3.9 million or 1.3% of total revenue from continuing operations. For the nine months ended September 30, 2009, we received $1.1 million in royalties for sales of Raptiva as compared with $3.1 million for the same period in 2008. For the three and nine months ended September 30, 2009 and 2008, our most significant licensees were as follows:

Licensee	Product Name
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Raptiva®
Lucentis®

MedImmune, LLC (MedImmune)	Synagis®

Elan Corporation, plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc	Mylotarg®

Chugai Pharmaceutical Co., LTD	Actemra®

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

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarter when Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate.

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

The mix of U.S.-based Sales and ex-U.S. based Manufacturing and Sales is outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
U.S.-based Sales	81%	79%	87%	85%
Ex-U.S.-based Manufacturing and Sales	19%	21%	13%	15%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

Currently, two of Genentech’s licensed products, Herceptin and Xolair, generate ex-U.S.-based Manufacturing and Sales. Roche has announced a new Avastin production facility in Basel, Switzerland and that there are new plants in Singapore for the production of Avastin and Lucentis. The Genentech agreement continues until the expiration of the last patent to expire of our Queen et al. patents but may be terminated by Genentech prior to such expiration upon 60 days written notice or by us upon a material breach by Genentech. Either party may terminate upon the occurrence of certain bankruptcy-related events.

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

MedImmune filed for approval of its motavizumab product, a second generation of Synagis, in the United States in January 2008 and received a Complete Response Letter from the FDA on December 1, 2008 asking for additional information on motavizumab. Astra Zeneca, which owns MedImmune, said it plans to continue discussions with the FDA and, subject to the outcome of those discussions, expected to resubmit the application for approval. There have been no further announcements from Astra Zeneca regarding the approval of motavizumab in the United States. We believe that sales of motavizumab will require payment to us of the royalty specified by the MedImmune agreement.

In December 2008, MedImmune filed a lawsuit against us seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products. MedImmune has further asserted that it may be entitled to pay a lower royalty rate because of our settlement with Alexion. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product Synagis, because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rate based on the Alexion settlement. We have received additional communications from MedImmune that suggest that MedImmune believes it may be entitled to a lower royalty rate for past and/or future sales of licensed products under the most favored licensee clause in our license agreement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and a second generation product, motovizumab, fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. On August 18, 2009, we attended a mandatory settlement conference with MedImmune held before the Federal District Court for Northern California. No settlement resulted from the meeting. A Markman claim construction hearing, which had previously been scheduled for October 1, 2009, was postponed and took place on November 5, 2009. We anticipate a decision in the next several months. Trial has been scheduled to start June 14, 2010. MedImmune has paid us a total of $282.4 million in royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the third quarter of 2009, but we cannot assure you that MedImmune will continue to pay us royalties. See “Part II. Other Information. Item 1. Legal Proceedings.”

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

Wyeth

We entered into a patent license agreement, effective September 1, 1999, with American Home Products Corporation acting through its Wyeth-Aherst Laboratories Division (Wyeth) pursuant to which we granted to them a license under our Queen et al. patents to make, use, and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Wyeth prior to such expiration upon sixty days written notice, by either party upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai Pharmaceutical Co., LTD (Chugai) pursuant to which we granted to Chugai a license under our Queen et al. patents to make, use, and sell antibodies that bind to interleukin-6 receptor to prevent inflammatory cascades involving multiple cell types. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits of Chugai’s net sales of the Actemra product (RoActemra in Europe). The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated by Chugai prior to such expiration upon sixty days written notice, by either party upon a material breach by the other party or upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, and sell certain products in development that have not yet reached commercialization. Certain of these development stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive milestone payments based on certain development milestones. We may also receive royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. For example, both Wyeth Pharmaceuticals, Inc. (Wyeth), a wholly owned subsidiary of Pfizer Inc., and Eli Lilly and Company (Lilly) have licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials.

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

•

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues. For example, due to safety concerns, regulatory authorities suspended the marketing authorization for Raptiva in the European Union and Canada February 2009 and Genentech began a phased withdrawal of the drug from the United States market in April 2009.

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

•	Our business success is also dependent on overall economic conditions. The recent global financial downturn could adversely affect product sales by our licensees.

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

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile, and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. We accrue tax related interest and penalties associated with uncertain tax positions and include these with income tax expense in the Condensed Consolidated Statements of Operations.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $133.2 million. We would also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments if Facet were to default.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheet as of December 31, 2008 and September 30, 2009 related to the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed, and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues from continuing operations consist of royalty revenues as well as other license related revenues. During the three and nine months ended September 30, 2009 and 2008, our royalty revenues consisted almost entirely of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents. During the nine months ended September 30, 2009, we also had license and other revenues of $12.8 million of which $12.5 million is attributable to our second and final settlement payment from Alexion received in May 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
Revenues
Royalties	$71,446	$68,817	3.8%	$247,147	$224,787	9.9%
License and other	—	—	0.0%	12,785	750	1604.7%

Total revenues	$71,446	$68,817	3.8%	$259,932	$225,537	15.3%

Our royalty revenue growth was driven primarily by higher underlying product sales of Avastin and Lucentis, which are marketed by Genentech and Roche, and sales of Tysabri, which is marketed by Elan and Biogen Idec Inc. Also impacting third quarter results when compared to the prior year, the effective royalty rate for sales of Avastin, Herceptin, Lucentis, Raptiva and Xolair declined from 1.94% in 2008 to 1.75% in 2009, because of overall sales growth for these products in the current year. In comparison to the three and nine months ended September 30, 2008, royalties earned for the three and nine months ended September 30, 2009 were negatively impacted by changes in foreign exchange rates; approximately 50 percent of underlying product sales is in currencies other than U.S. dollars.

Royalties from licensed product sales exceeding more than 10% of our total revenues are set forth below (by licensee and product, as a percentage of total revenue):

Licensee	Product Name	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
Genentech	Avastin®	29%	28%	27%	27%
	Herceptin®	38%	41%	29%	34%
	Lucentis®	11%	11%	10%	10%

MedImmune	Synagis®	2%	3%	14%	16%

Elan	Tysabri®	11%	9%	8%	7%

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product.

Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for other quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

Approximately 14% of our royalty revenues for the nine months ended are from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue to contribute to fluctuation in our revenues from quarter to quarter.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
General and administrative expenses	$5,255	$11,999	-56.2%	$15,538	$35,633	-56.4%

The decreases in general and administrative expenses for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 were primarily driven by our significantly reduced, post Spin-Off cost structure and we expect that our general and administrative expenses for 2009 will continue to be substantially lower when compared to the prior year. Since the Spin-Off, we significantly downsized our operations including downsizing our office and we currently have fewer than ten employees managing our intellectual property, our licensing operations, and our capital structure, as well as providing for certain essential reporting and management functions of a public company. Also, in the first quarter of 2009 we recorded depreciation of $0.9 million on certain software assets which were fully depreciated as of March 31, 2009 and are no longer in use. We expect our quarterly depreciation expense will be less than $35,000 in future quarters.

Individual components of general and administrative expenses for the three and nine months ended September 30, 2009 comprise:

(in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Legal fees	$3,030	$7,248
Professional fees and insurance	739	2,671
Compensation and benefits	821	2,392
Depreciation	35	957
Stock-based compensation	215	617
Asset sales efforts	99	382
Other	316	1,271

Total general and administrative expenses	$5,255	$15,538

Non-operating Income and Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %
Gain on repurchase of convertible notes	$323	$—	100.0%	$1,518	$—	100.0%
Interest and other income, net	214	3,209	-93.3%	860	12,540	-93.1%
Interest expense	(3,105)	(3,555)	-12.7%	(10,036)	(10,665)	-5.9%

Total non-operating income (expense)	$(2,568)	$(346)		$(7,658)	$1,875

The gain on repurchase of convertible notes for the three months ended September 30, 2009 resulted from the repurchase of $17.0 million in principal value of our 2012 Notes. The gain on repurchase of convertible notes for the nine months ended September 30, 2009 resulted from the repurchase of $50.0 million in principal value of our 2023 Notes and $22.0 million in principal value of our 2012 Notes.

Interest and other income, net, for the three and nine months ended September 30, 2009 decreased from the same period in 2008 due to lower average investment balances as well as lower interest rates earned on our investments.

Interest expense included amounts related to our 2.00% Convertible Senior Notes due 2012 and our 2.75% Convertible Subordinated Notes due 2023 and is lower in 2009 due to the partial repurchase of our convertible notes.

Income Taxes

Income tax expense attributable to our continuing operations for the three and nine months ended September 30, 2009 was $17.2 million and $75.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income from continuing operations less adjustments for release of a net operating loss valuation allowance associated with our former commercial operation. We no longer pay state taxes because we moved our operations from California to Nevada in December 2008 and Nevada does not impose corporate income tax. Income tax expense from continuing operations for the three and nine months ended September 30, 2008, was $6.2 million and $8.9 million, respectively, which resulted primarily from applying the federal and state alternative minimum tax rates to income from operations. We recognized income tax benefit from our discontinued operations for the three months ended September 30, 2008 of $23.4 million and income tax expense from our discontinued operations for the nine months ended September 30, 2008 of $16.3 million. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

Due to our lack of earnings history prior to the Spin-Off in December 2008, our gross deferred tax assets had been fully offset by a valuation allowance on our Condensed Consolidated Balance Sheet. However, as a result of the Spin-Off, we believe that our history of royalty revenues and the significantly lowered cost structure to support our intellectual property, manage our licensing operations and provide for certain essential reporting and management functions of a public company provided a basis to recognize deferred tax assets that the company expects are more likely than not to be realized including the $4 million release in the third quarter of 2009 of a net operating loss valuation allowance associated with our former commercial operation.

Discontinued Operations

Biotechnology and Manufacturing Operations

On December 18, 2008, we spun off our former biotechnology operations to Facet and, in March 2008, we sold our manufacturing operations to Genmab A/S. See Note 1 to the Condensed Consolidated Financial Statements for more details on the Spin-Off. The significant components of our former biotechnology and manufacturing operations, presented as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net revenues	$—	$8,529	$—	$21,031
Total costs and expenses	—	(52,673)	—	(117,744)
Income tax benefit	—	3,549	—	3,889

Loss from discontinued operations	$—	$(40,595)	$—	$(92,824)

Commercial Operations

In March 2008, we completed the sale of our former commercial operations. The significant components of our former commercial operations, presented as discontinued operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net revenues	$—	$26,765	$—	$66,499
Total costs and expenses	—	(627)	—	(108,622)
Income tax benefit (expense)	—	19,837	—	(20,215)

Loss from discontinued operations	$—	$45,975	$—	$(62,338)

See Note 12 to the Condensed Consolidated Financial Statements for further information associated with our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we financed our operations primarily through public and private placements of equity and debt securities, product sales revenues, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. In 2008, we divested assets associated with our former biotechnology and manufacturing operations as well as our former commercial operations. Since the divestiture of these operations, we have significantly downsized our operations and currently have fewer than ten employees managing our intellectual property, our licensing operations, and capital structure, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents, short-term investments and restricted cash in the aggregate of $222.4 million and $147.5 million at September 30, 2009 and December 31, 2008, respectively. The $74.9 million increase was primarily attributable to net cash provided by operating activities of $132.8 million and net excess tax benefits from stock-based compensation of $73.0 million, partially offset by our payment of $59.7 million of dividends in April 2009, and the repurchase of $72.0 million face value of convertible notes. As a result of our downsized operations, we believe that cash from future revenues, net of operating expenses, debt service, and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the estimated five year net present value of the royalties from sales of the Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair, and any future products, if any, under which Genentech may take a license under our related agreements with Genentech. The $300 million QHP PhaRMA Senior Secured Notes due 2015 (the QHP Notes) bear interest at 10.25% and were issued in a private placement by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and pursuant to the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under the Company’s non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for approximately $300 million. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on the QHP Notes. While the $300 million securitization transaction provides us with additional capital, it also increases our debt service costs and related interest expense in future years and we are obligated to repay the principal and interest on the QHP Notes using the proceeds from the Genentech Royalties. Once all obligations on the QHP Notes have been paid in full, including all other sums payable under the indenture, then the indenture shall cease to be of further effect and all of the security interests in the collateral shall terminate, including the pledge by PDL to the trustee of its equity interest in QHP. At such point there will be no further restrictions on the Genentech Royalties and PDL shall be free to either keep them in QHP, transfer them back to PDL, or to further dispose or monetize them.

We intend to distribute a substantial portion of our income to our stockholders. On February 26, 2009, our board of directors declared two cash dividends of $0.50 per share of common stock payable on April 1, 2009 and October 1, 2009. Using proceeds from our annual 2008 and first quarter 2009 net income and based on the total shares outstanding as of the March 16, 2009 record date, we paid $59.7 million on April 1, 2009. The record date for the October 1, 2009 dividend was September 17, 2009 as determined by the board of directors at its June 4, 2009 meeting. As of September 20, 2009, we had accrued $59.9 million for the October 2009 dividend payment.

Effective September 18, 2009, in connection with the payment of the dividend in October 2009, the conversion rates for our outstanding 2012 Notes and 2023 Notes were adjusted to 94.447 and 131.0339 shares of common stock per $1,000 principal amount of the Notes, respectively, or $10.59 and $7.63 per share, for each of the notes, respectively. The adjustment was based on the amount of the dividend and the average trading price of our stock for certain periods before the record date and adjusted for ex-dividend trading pursuant to the terms of the applicable indenture.

2012 Convertible Notes

The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 94.447 shares of common stock per $1,000 principal amount of the 2012 Notes or $10.59 per share, as adjusted from the cash dividend declared in February 2009 and paid on October 1, 2009, and subject to further adjustment on the occurrence of certain events such as a dividend payment. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and a change of a majority of PDL’s board of directors without the approval of the board of directors.

In the second quarter of 2009, the Company repurchased $5.0 million face value of our 2012 Notes, at a discount of 10.75% from face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $4.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.5 million from the purchase of the debt.

In the third quarter of 2009, the Company repurchased an aggregate of $17.0 million face value of our 2012 Notes, at a discount of 3.0% from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $16.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.3 million from the purchase of the debt.

2023 Convertible Notes

The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 131.0339 shares of common stock per $1,000 principal amount of the 2023 Notes or $7.63 per share, and subject to further adjustment on the occurrence of certain events such as a dividend payment. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes are redeemable at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of the 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock at the conversion rate then in effect.

In the second quarter of 2009, the Company repurchased an aggregate of $50.0 million face value of our 2023 Notes, at a discount of 2.0% from face value in privately negotiated transactions with institutional holders, for aggregate consideration of $49.0 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.7 million from the purchase of the debt.

Contractual Obligations

At September 30, 2009, our principal obligations are our convertible notes, which in the aggregate are $428.0 million in principal. As discussed above, the 2012 Notes are not puttable (other than in the context of a fundamental change) and our 2023 Notes have a put right in August 2010, August 2013, and August 2018. The current conversion price of the 2023 Notes is $7.63 and, accordingly, we expect that our debt service obligations over the next few years will consist solely of interest payments. To the extent the holders of our 2023 Notes require us to repurchase all or a portion of their notes in August 2010 in cash should the then current trading price of our common stock fall below the conversion price then in effect, we believe we will have sufficient funds for such repurchase from our expected operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future could adversely affect the amount or timing of any distributions to our stockholders. We would make such redemptions or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions or repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Our material contractual obligations under lease agreements as of September 30, 2009 have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

As of September 30, 2009, our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Operating leases	$175	$29	$7	$—	$211
Convertible notes (including interest payments)(1)	210,058	230,280	—	—	440,338

Total contractual obligations	$210,233	$230,309	$7	$—	$440,549

(1)	The 2023 Notes are shown as being due in the “Less Than 1 Year” column as such notes are puttable by note holders in August 2010.

Off-Balance Sheet Arrangements

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California adding Facet as a co-tenant. In addition, we signed a Co-Tenancy Agreement with Facet under which we are obligated to make lease payments for the Redwood City facility in the event that Facet defaults under the lease. Such guarantee is in place for the original term of the leases, or through December 2021. We recorded the estimated fair value of the guarantee of $10.7 million as a long-term liability on our Condensed Consolidated Balance Sheet as of December 31, 2008 and September 30, 2009. However, our maximum exposure exceeds the amount recorded as a liability on our balance sheet. As of September 30, 2009, the lease payments subject to our guarantee aggregated approximately $133.2 million through December 31, 2021. In addition, should Facet default, we would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, our investment portfolio was approximately $151.5 million and consisted of investments in Rule 2a-7 money market funds. If market interest rates were to have increased by 1% as of September 30, 2009, there would have been no material impact on the fair value of our portfolio. However, credit and liquidity risks could adversely affect the value of our investments in money market funds. If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value). Our money market funds maintained a USD 1.00 net asset value and were not subject to withdrawal restrictions as of September 30, 2009. However, if credit market conditions worsen, the value of our money market funds could be adversely affected.

As of September 30, 2009, the aggregate fair value of our convertible notes was $437.4 million, based on available pricing information. The 2023 Notes bear interest at a fixed rate of 2.75% and the 2012 Notes bear interest at a fixed rate of 2.00%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(dollars in thousands)	2009	2010	2011	2012	Total	Fair Value
Fixed rate	—	$199,998	—	$228,000	$427,998	$437,413	(1)
Average interest rate	2.35%	2.22%	2.00%	2.00%

(1)	The fair value of the remaining payments under our convertible notes is based on the trading value of our notes at September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

European Patent Oppositions

Two Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent both of which were opposed after grant. A description of those proceedings is below.

Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office, the Technical Board of Appeal of the European Patent Office ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability (entitlement to priority, novelty, enablement and inventive step). These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The deadline for filing notice of appeal has expired. Five opponents filed such notices in a timely manner and, of those, three have filed Grounds of Appeal. The ‘216 Patent remains enforceable during the appeal process. The Technical Board of Appeal has not scheduled a date for the appeal hearing with respect to the ‘216 Patent. We intend to vigorously defend the ‘216 Patent in this proceeding.

Opposition to ‘040 Patent

At an oral hearing in February 2005, the Opposition Division revoked the claims in our ‘040 Patent. The Opposition Division based its decision on formal issues and did not consider substantive issues of patentability. On October 14, 2009, the European Patent Office Technical Board of Appeal upheld the Opposition Division’s revocation of our EP 682 040 patent on formal issues. The Technical Board of Appeal did not consider substantive issues of patentability. Each of our granted and applied for SPCs are based on the ‘216 patent. As a result, the European Patent Office Technical Board of Appeal’s decision regarding the ‘040 patent will not have an effect on our right to receive royalties beyond December 28, 2009.

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

On December 31, 2008, we and Alexion entered into a definitive license agreement and settlement agreement. Under the terms of the agreements, we granted Alexion a license under certain claims in our Queen et al. patents, and provided Alexion a covenant not to sue in respect of other claims in our Queen et al. patents, thus permitting Alexion to commercialize Soliris for all indications under our

Queen et al. patents. In consideration of this license, Alexion agreed to pay us $25 million, of which Alexion paid $12.5 million in January 2009 and another $12.5 million was paid in May 2009. Following receipt of this second payment, in May 2009, the parties filed with the United States District Court of Delaware a Stipulation and Order of Dismissal dismissing the lawsuit in its entirety with prejudice effective December 31, 2008, subject to the terms and conditions of the license agreement and settlement agreement.

No additional payments will be owed by Alexion to us under our Queen et al. patents in respect of Soliris sales for any indication. As part of the settlement, Alexion has confirmed that our Queen et al. patents claims are valid and that Soliris employs technology covered under our Queen et al. patents. Further, Alexion has agreed not to challenge or assist other parties in challenging the validity of our Queen et al. patents in the future. Under the license agreement, we separately granted Alexion the right to take a royalty-bearing license under our Queen et al. patents to commercialize additional Alexion humanized antibodies that may be covered by our Queen et al. patents in the future. In the event that Alexion takes such a license, Alexion will pay us a royalty of four percent of net sales of such non-Soliris products.

Action for Declaratory Judgment of Patent Invalidity by MedImmune

In December 2008, MedImmune, LLC, a subsidiary of AstraZeneca plc (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California seeking a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis® and motavizumab products, and that therefore MedImmune owes no royalties under its license agreement with us. In February 2009, we received a letter from MedImmune asserting that it may be entitled to pay a lower royalty rate on sales of its product, Synagis, because of our settlement with Alexion. In April 2009, we sent a letter notifying MedImmune of the exercise of certain of our rights under our license agreement, the exercise of which we believe precludes MedImmune from being entitled to a lower royalty rte based on the Alexion settlement. We have received additional communications from MedImmune that suggest that MedImmune believes it may be entitled to a lower royalty rate for past and/or future sales of licensed products under the most favored licensee clause of our license agreement. On May 7, 2009, we filed our answer to MedImmune’s lawsuit asserting certain counterclaims and affirmative defenses and requested that the court find (a) that Synagis and motovizumab fall under the scope of the Queen et al. patents and that the sale thereof requires that MedImmune pay us royalties as specified in our license agreement with them; (b) that the claims we are asserting against MedImmune are valid; (c) that MedImmune is not entitled to different terms, including a lower royalty rate, as a result of our settlement with Alexion; and (d) that MedImmune is liable for attorney’s fees and costs related to the action. On August 18, 2009, we attended a mandatory settlement conference with MedImmune held before the Federal District Court for Northern California. No settlement resulted from the meeting. A Markman claim construction hearing, which had previously been scheduled for October 1, 2009, was postponed and took place on November 5, 2009. We anticipate a discussion in the next several months. Trial has been scheduled to start June 14, 2010. Although MedImmune has paid us royalties under the MedImmune agreement with respect to sales of Synagis on a quarterly basis since the fourth quarter of 1998 through the third quarter of 2009, we cannot assure you that MedImmune will continue to pay us royalties or continue to pay us royalties at the current rate.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 except that the risk factor regarding our compliance with NASDAQ rules requiring audit committees to have at least three independent directors is no longer applicable as our audit committee has been in compliance with such rules since April 25, 2009.

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

Two of our Queen et al. patents were issued to us by the European Patent Office, the ‘216 Patent and the ‘040 Patent. Eighteen notices of opposition to our ‘216 Patent and eight notices of opposition to our ‘040 Patent were filed by major pharmaceutical and biotechnology companies, among others. On October 14, 2009, the European Patent Office Technical Board of Appeal upheld the Opposition Division’s revocation of our EP 682 040 patent on formal issues. The Technical Board of Appeal did not consider substantive issues of patentability. Each of our granted and applied for SPCs are based on the ‘216 patent. As a result, the European Patent Office Technical Board of Appeal’s decision regarding the ‘040 patent will not have an effect on our right to receive royalties beyond December 27, 2009. However, an adverse decision in the pending European opposition to our ‘216 patent will have a material impact on our ability to collect royalties on European sales of our licensees’ products manufactured outside the United States and could encourage challenges to our related Queen et al. patents in other jurisdictions including the United States.

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

Our revenues consist almost entirely of royalties although we expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval and generate sales before the expiration of our Queen et al. patents. Genentech, Inc. (Genentech), a subsidiary of Roche Holding, Ltd. (Roche) accounted for 71%, 77%, 79%, and 80% of our revenues from continuing operations for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively. MedImmune accounted for 14%, 14%, 16% and 18% of our revenues from continuing operations for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, and 2006, respectively. Elan accounted for 8%, 6% and 3% for the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, respectively. In 2006, royalties from Elan for sales of Tysabri were $0.2 million because Tysabri was withdrawn from the market from early 2005 to mid-2006 due to safety concerns. Our future success depends primarily upon the continued market acceptance of our licensees’ commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of our licensees to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of our licensees and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

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

For example, in February 2005, Elan Corporation plc (Elan) and Biogen Idec Inc. (Biogen Idec) announced that they had voluntarily suspended the marketing and commercial distribution of the Tysabri antibody, a drug approved to treat multiple sclerosis that is licensed under our Queen et al. patents, because Elan and Biogen Idec had received reports of cases of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri antibody. In July 2006, Biogen Idec and Elan reintroduced the Tysabri® antibody; however, the Tysabri antibody’s label now includes prominent warnings regarding the Tysabri antibody’s risks and Biogen Idec and Elan implemented a risk management plan to inform physicians and patients of the benefits and risks of Tysabri antibody treatment and to minimize the risk of PML potentially associated with Tysabri antibody monotherapy. As of October 25, 2009, 24 cases of PML in patients treated with the Tysabri antibody since its re-launch in 2006 have been reported. As a result, if physicians prescribe Tysabri less frequently due to the PML risk, or if Elan and Biogen Idec suspend the marketing and commercial distribution of the Tysabri antibody, either voluntarily or mandated by a regulatory agency such as the FDA, the amount of royalties we receive will be adversely affected.

Another example is Raptiva®, Genentech’s drug approved for the treatment of psoriasis. Due to safety concerns, the European Union and Canada suspended the marketing authorization for Raptiva in February 2009 and Genentech began a phased withdrawal of the drug from the U.S. market in April 2009. Thus we do not expect to receive material amounts of royalties on Raptiva sales in the future.

Also, in July 2009, the FDA began a safety review of the asthma drug Xolair®, a drug used to treat certain adults and adolescents with moderate-to-severe asthma. Reviewers are looking for a possible association between patients who use Xolair and an increased risk of heart attack, abnormal heart rhythm, heart failure, and stroke. The possible association has been identified on interim results from an ongoing study of Xolair known as Evaluating the Clinical Effectiveness and Long-Term Safety in Patents with Moderate to Severe Asthma (EXCELS) being conducted by Genentech. The final results of the EXCELS study are not expected until 2012.

In addition, the current regulatory framework could change or additional regulations could arise at any stage during our licensees’ product development or marketing, which may affect our licensees’ ability to obtain or maintain approval of their licensed products. Delays in our licensees receiving regulatory approval for licensed products, or their failure to maintain existing regulatory approvals, could have a material adverse effect on our business.

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

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when more of Genentech’s U.S.-based Sales bear royalties at lowest royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the recent acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

Approximately 14% of our royalty revenues for the nine months ended September 2009 are from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. The seasonality of Synagis sales is expected to continue to contribute to fluctuation in our revenues from quarter to quarter.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of distributions to our stockholders.

As of September 30, 2009, we had $228.0 million in principal that remains outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and $200.0 million in principal that remains outstanding under our unsecured 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes). The 2012 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount, plus any unpaid interest for cash, on August 16, 2010 and for cash or, at our option, shares of our common stock at the then current conversion price on August 16, 2013 and August 16, 2018, or for cash upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and a change of a majority of PDL’s board of directors without the approval of the board of directors.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the 2023 Notes and 2012 Notes, which could adversely affect the amount or timing of any distribution to our stockholders. We may continue to redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future either which could adversely affect the amount or timing of any distributions to our stockholders.

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

In connection with the cash dividend of $0.50 per share of common stock paid on October 1, 2009 to stockholders of record on September 17, 2009, the conversion rates of the 2023 Notes and 2012 Notes have been adjusted upward. Previously, the conversion rate for the 2023 Notes was 123.7152 shares of common stock per $1,000 principal amount of the 2023 Notes (or a conversion price of approximately $8.08 per share). The adjusted conversion rate for the 2023 Notes is 131.0339 shares per $1,000 principal amount of 2023 Notes (or a conversion price of approximately $7.63 per share), effective September 18, 2009. Previously, the conversion rate for the 2012 Notes was 89.165 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $11.22 per share). The adjusted conversion rate for the 2012 Notes is 94.447 shares per $1,000 principal amount of 2012 Notes (or a conversion price of approximately $10.59 per share), effective September 18, 2009. Because the conversion rates of the 2023 Notes and 2012 Notes adjust upward upon the occurrence of certain events such as a dividend payment, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates become effective. The conversion rates will be further adjusted in connection with the special dividend associated with the securitization transaction.

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

The agreements associated with the spin-off of our wholly owned subsidiary Facet Biotech Corporation (Facet) in December 2008 (the Spin-Off), including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement, Transition Services Agreement and Cross License Agreement, were negotiated in the context of the Spin-Off while Facet was still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may not be able to collect on indemnification rights from Facet.

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant, and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of September 30, 2009, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $133.2 million. We would also be responsible for lease related payments including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments.

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

ITEM 6.	EXHIBITS

10.1	Purchase and Sale Agreement dated November 2, 2009 between QHP Royalty Sub LLC and PDL BioPharma, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 6, 2009).

10.2	Pledge and Security Agreement dated November 2, 2009 between PDL BioPharma, Inc. and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed on November 6, 2009).

10.3	Bill of Sale dated November 2, 2009 between QHP Royalty Sub LLC and PDL BioPharma, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed on November 6, 2009).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

99.1	Indenture dated November 2, 2009 between QHP Royalty Sub LLC and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 6, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009

PDL BIOPHARMA, INC.
(Registrant)

/s/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ KAREN J. WILSON
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)