Form 10-Q
period 2010-03-31
PDL BIOPHARMA, INC.
filed 2010-04-30
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2010, there were 119,674,377 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalties	$62,061	$62,298
License and other	—	324

Total revenues	62,061	62,622

General and administrative expenses	9,410	4,693

Operating income	52,651	57,929
Interest and other income, net	80	336
Interest expense	(12,527)	(3,574)

Income before income taxes	40,204	54,691
Income tax expense	14,197	17,234

Net income	$26,007	$37,457

Net income per basic share	$0.22	$0.31

Net income per diluted share	$0.15	$0.23

Cash dividends declared per common share	$1.00	$1.00

Shares used to compute income per basic and diluted share:
Shares used to compute income per basic share	119,525	119,327

Shares used to compute income per diluted share	184,308	172,570

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$319,674	$303,227
Receivables from licensees	150	1,050
Deferred tax assets	—	1,271
Prepaid and other current assets	14,292	10,288

Total current assets	334,116	315,836

Property and equipment, net	137	171
Long-term deferred tax assets	8,350	10,396
Other assets	15,648	12,008

Total assets	$358,251	$338,411

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$685	$370
Accrued compensation	1,954	2,206
Accrued interest	2,567	8,812
Other accrued liabilities	6,573	2,292
Deferred revenue	1,500	1,600
Dividend payable	119,974	386
Current portion of convertible notes payable	199,978	199,998
Current portion of non-recourse notes payable	84,386	77,852

Total current liabilities	417,617	293,516

Convertible notes payable	228,000	228,000
Non-recourse notes payable	202,993	222,148
Other long-term liabilities	10,700	10,700

Total liabilities	859,310	754,364

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,526 and 119,523 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,195	1,195
Additional paid-in capital	(201,325)	(83,850)
Accumulated deficit	(307,291)	(333,298)
Accumulated other comprehensive income	6,362	—

Total stockholders’ deficit	(501,059)	(415,953)

Total liabilities and stockholders’ deficit	$358,251	$338,411

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$26,007	$37,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34	887
Amortization of convertible notes offering costs	501	585
Amortization of non-recourse notes offering costs	1,881	—
Stock-based compensation expense	188	196
Tax benefit from stock-based compensation arrangements	1,989	12,792
Net excess tax benefit from stock-based compensation	(2,217)	(18,056)
Deferred income taxes	277	3,623
Changes in assets and liabilities:
Receivables from licensees	900	12,876
Prepaid and other current assets	(285)	(33)
Other assets	47	—
Accounts payable	315	(2,431)
Accrued liabilities	(2,601)	(20,083)
Deferred revenue	(100)	(100)

Net cash provided by operating activities	26,936	27,713

Cash flows from investing activities
Purchase of property and equipment	—	(33)

Net cash used in investing activities	—	(33)

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	—	256
Payments for debt issuance costs	—	(327)
Repayment of non-recourse notes	(12,621)	—
Cash dividend paid	(85)	—
Net excess tax benefit from stock-based compensation	2,217	18,056

Net cash provided by (used in) financing activities	(10,489)	17,985

Net increase in cash and cash equivalents	16,447	45,665
Cash and cash equivalents at beginning of the period	303,227	129,058

Cash and cash equivalents at end of the period	$319,674	$174,723

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments consisting only of normal recurring adjustments that the management of PDL BioPharma, Inc. (PDL, we or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

Beginning in November 2009, the Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiary, QHP Royalty Sub LLC (QHP). For the period from January to November 2009, we had no wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

Foreign Currency Hedging Contracts

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank, and for which we monitor the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for net settlement should our counterparty default on the forward and options contracts prior to maturity. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts net of estimated taxes is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as license and other revenue in the same period that the hedged transaction (royalty revenue) impacts earnings.

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
Licensees	Product Name	2010	2009
Genentech, Inc. (Genentech)	Avastin®	27%	22%
	Herceptin®	38%	26%
	Lucentis®	12%	7%

MedImmune, LLC (MedImmune)(1)	Synagis®	—	27%

Elan Corporation, Plc (Elan)	Tysabri®	14%	11%

(1)	In December 2009, we sent a letter to MedImmune stating that it is in breach of its obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation is pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor.

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
General and administrative expenses	$188	$184
Income tax effect	(66)	(64)

Stock-based compensation expense included in net income	$122	$120

During the three months ended March 31, 2010, approximately 1.3 million of fully vested stock options with an average exercise price of $20.36 were forfeited and expired unexercised.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed conversion of our 2.00% Convertible Senior Notes (the 2012 Notes) and our 2.75% Convertible Subordinated Notes (the 2023 Notes), including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. The adjusted conversion rate for the 2012 Notes is 128.318 shares per $1,000 principal amount

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

of 2012 Notes, or a conversion price of approximately $7.79 per share, effective March 16, 2010. The adjusted conversion rate for the 2023 Notes is 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share, effective March 16, 2010. Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In thousands)	2010	2009
Numerator
Net income	$26,007	$37,457
Add back interest expense for convertible notes, net of estimated tax of $0.9 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively (see Note 10)	1,635	1,930

Income used to compute income per diluted share	$27,642	$39,387

Denominator
Total weighted-average shares used to compute basic income per share	119,525	119,327
Effect of dilutive stock options	9	15
Restricted stock outstanding	89	8
Assumed conversion of 2012 Notes	29,256	22,291
Assumed conversion of 2023 Notes	35,429	30,929

Shares used to compute income per diluted share	184,308	172,570

We have excluded 0.7 million and 5.0 million of outstanding stock options from our diluted earnings per share calculations for the three months ended March 31, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was antidilutive.

4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. We do not estimate the fair value of our royalty assets.

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input with the fair value hierarchy defined above:

	March 31, 2010			December 31, 2009
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$253,278	$—	$253,278	$296,969	$—	$296,969
Foreign currency hedge contracts	—	9,788	9,788	—	—	—

Total	$253,278	$9,788	$263,066	$296,969	$—	$296,969

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets.

5. Cash Equivalents and Investments

As of March 31, 2010 and December 31, 2009, we had invested in money market funds. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, if any, reported in stockholders’ deficit as accumulated other comprehensive income. The estimated fair value is based upon quoted market prices. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities. During the three months ended March 31, 2010 and the year ended December 31, 2009, we did not recognize any gains or losses on sales of available-for-sale securities.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

6. Foreign Currency Hedging Contracts

Our licensees’ operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in January 2010, we entered into a series of foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts) covering the eight quarters in which our licensees’ sales occur for the two years ended December 2011. Our foreign currency exchange contracts used to hedge royalty revenues are designated as cash flow hedges.

The following table summarizes the notional amounts, currency exchange rates and fair values of our open foreign currency exchange forward and option contracts designated as cash flow hedges at March 31, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$217,819	1.40	$7,720	Sell eurodollar

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$234,934	1.51	$2,068	Purchased call option

As of March 31, 2010, the fair value of our foreign currency hedging contracts totaled $9.8 million of which $4.1 million was included in other current assets and $5.7 million was included other non-current assets. The foreign currency contracts are presented on a net basis on our Balance Sheets as we have entered into a netting arrangement with the counterparty. As of March, 31, 2010, the unrealized gain on the effective component of our foreign currency contracts included in other comprehensive income, net of estimated taxes, was $6.4 million. There was no ineffective component of our foreign currency hedge contracts during the three months ended March 31, 2010. Approximately $2.7 million is expected to be reclassified from other comprehensive income to earnings in the next 12 months. We did not have foreign currency hedging contracts prior to January 2010.

7. Prepaid and Other Current Assets

Prepaid and other current assets as of March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Non-recourse Notes issuance costs	$3,264	$3,373
2023 Notes issuance costs	282	524
Foreign currency hedge	4,082	—
Prepaid taxes	5,679	5,847
Other	985	544

Total prepaid and other current assets	$14,292	$10,288

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

8. Other Assets

Other assets as of March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Non-recourse Notes issuance costs	$7,852	$9,624
2012 Notes issuance costs	1,943	2,202
Foreign currency hedge	5,706	—
Other	147	182

Total other assets	$15,648	$12,008

9. Other Accrued Liabilities

Other accrued liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Consulting and services	$3,885	$2,154
Accrued income taxes	2,177	81
Deferred tax liability	386	—
Other	125	57

Total other accrued liabilities	$6,573	$2,292

10. Convertible and Non-Recourse Notes

The following table summarizes our convertible and non-recourse notes activity for the quarter, as well as the balances and fair values at March 31, 2010:

(In thousands)	2012 Notes	2023 Notes	Non-Recourse Notes	Total
Balance at December 31, 2009	$228,000	$199,998	$300,000	$727,998
Payments	—	—	(12,621)	(12,621)
Conversion to common stock(1)	—	(20)	—	(20)

Balance at March 31, 2010	$228,000	$199,978	$287,379	$715,357

Fair value(2)	$220,385	$227,515	$287,379	$735,279

(1)	During the three months ended March 31, 2010, certain holders of the 2023 Notes converted $20,000 into 3,294 shares of common stock.
(2)	As of March 31, 2010, the fair value of the remaining payments under our convertible notes was estimated based on the trading value of our notes. As of March 31, 2010, the fair value of our QHP Notes was estimated to be the carrying value of the notes because management believes that the QHP Notes’ terms and conditions approximate current market rates.

11. Comprehensive Income

Comprehensive income comprises net income adjusted for other comprehensive income which includes the changes in unrealized gains and losses on our foreign currency hedges, which are excluded from net income.

The following table presents the calculation of our comprehensive income:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net income	$26,007	$37,457
Other comprehensive income:
Unrealized gain on foreign currency exchange contracts, net of taxes	6,362	—

Total comprehensive income	$32,369	$37,457

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

12. Commitments and Contingencies

Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $128.4 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. We have recorded a liability of $10.7 million on our Balance Sheets as of March 31, 2010 and December 31, 2009 related to the estimated fair value of this guarantee. In April 2010, Abbott Laboratories announced that it had successfully completed a tender offer by its wholly-owned subsidiary, Amber Acquisition Inc., to purchase all of the outstanding shares of common stock of Facet. This acquisition could reduce the probability of Facet’s default on the Redwood City leases and the probability that PDL will have to make payments with respect to the lease guarantee.

Pierre Fabre - Sales Rebate

Until PDL’s assignment and sale of a pharmaceutical product, Busulfex®, to Otsuka Pharmaceuticals (Otsuka) in March 2008, Pierre Fabre Medicament (Pierre Fabre) was PDL’s exclusive distributor for Busulfex in Italy. In 2005, Pierre Fabre negotiated a pricing and sales volume agreement with the Agenzia Italiana del Farmaco (AIFA) related to its distribution of Busulfex in which Pierre Fabre agreed to a maximum amount of ex-factory sales of Busulfex in Italy. During 2006 and 2007, Pierre Fabre exceeded those sales limits and, in October 2008, Pierre Fabre received notification to repay EUR 2.13 million to the local Italian authorities for such excess sales. Pierre Fabre sent a letter to Otsuka requesting that it pay 40% of the total amount paid by Pierre Fabre. This letter was, in turn, forwarded to PDL’s attention and the Company responded to Pierre Fabre declining to make payment as there is no basis for reimbursement under PDL’s contractual arrangement with Pierre Fabre. The Parties have exchanged further communication; however, PDL does not believe that any reimbursement is required under the contract or that it is probable that PDL will need to reimburse Pierre Fabre. As of March 31, 2010, no amounts for this contingency have been accrued.

13. Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 was $14.2 million and $17.2 million, respectively, which resulted primarily from applying the federal statutory income tax rate of 35% to income from operations. Following the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state income tax expense.

14. Cash Dividends

On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010 to stockholders of record on March 15, 2010 and September 15, 2010, respectively. As of March 31, 2010, we accrued $120.0 million in dividends payable for the April and October 2010 dividend payments. Using cash on hand and proceeds from our first quarter 2010 earnings, we paid $59.8 million to our stockholders on April 1, 2010.

Effective March 16, 2010, in connection with the payment of the dividend in April 2010, the conversion ratios for our outstanding 2012 Notes was adjusted to 128.318 shares per $1,000 principal amount of 2012 Notes, or a conversion price of approximately $7.79 per share, and the conversion rate for the 2023 Notes was adjusted to 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share.

15. Subsequent Event

During April 2010, we repurchased an aggregate of $77.2 million face value of our 2023 Notes, at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $92.1 million in cash, plus accrued but unpaid interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Quarterly Report. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

Our business is the management of antibody humanization patents and royalty assets which consist of our Queen et al. patents and our license agreements with numerous biotechnology and pharmaceutical companies pursuant to which we have licensed certain rights under our Queen et al. patents. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. As of March 31, 2010, we accrued $120.0 million in dividends payable for the April and October dividend payments. Using proceeds from our first quarter 2010 earnings and cash on hand and based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.8 million to our stockholders on April 1, 2010. The record date for the October 1, 2010 dividend is September 15, 2010.

Recent Developments

Effective March 16, 2010, in connection with the payment of the dividend in April 2010, the conversion ratios for our outstanding 2012 Notes and 2023 Notes were adjusted to 128.318 and 177.1594 shares of common stock per $1,000 principal amount of each of the notes, respectively. The adjustment was based on the amount of the dividend and the trading price of our stock in certain periods pursuant to the terms of the applicable indenture. The conversion ratios for each of the notes will be further adjusted on September 16, 2010 in connection with the October 2010 dividend payment.

On February 22, 2010, the court issued an order construing the claim language at issue in the MedImmune litigation. The court generally construed the claim language at issue as proposed by PDL. In March of 2010, the court issued orders denying MedImmune’s requests for a preliminary injunction against our cancellation of the license agreement, to strike our breach of contract counter claims, and for summary judgment that MedImmune is entitled under the most favored licensee clause in our agreement to a fully paid-up license as of December 2008 as a result of our agreement with Alexion and, retroactively to 1998, to a reduced royalty rate on sales of Synagis. A jury trial is scheduled to begin on January 25, 2011. For further details, see “Part II Item l – Legal Proceedings.”

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

The following is a list of our U.S. patents within our Queen et al. patent portfolio:

Application Number	Filing Date	Patent Number	Issue Date
08/477,728	06/07/95	5,585,089	12/17/96
08/474,040	06/07/95	5,693,761	12/02/97
08/487,200	06/07/95	5,693,762	12/02/97
08/484,537	06/07/95	6,180,370	01/30/01

Our European Patent No. 0 451 216B (the ‘216 Patent) expired in December 2009. We have applied for and been granted Supplemental Protection Certificates (SPCs) with respect to the Herceptin®, Synagis®, Xolair®, Avastin®, Tysabri®, Lucentis® and Cimzia® products in many of the jurisdictions in the European Union in connection with the ‘216 Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that the SPCs for Herceptin and Synagis will generally expire in July 2014 and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We are not able to file applications for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

We are currently in an opposition proceeding with respect to the ‘216 Patent at the European Patent Office. MedImmune filed a declaratory judgment against us related to the Queen et al. patents in December 2008. In February 2009, the U.S. Patent and Trademark Office (PTO) declared an interference proceeding between our U.S. Patent No. 5,585,089 (the ‘089 Patent) and a patent application pending to Adair et al. and, on November 23, 2009, the PTO declared a second interference proceeding between certain claims of the U.S. Patent No. 6,180,370 (the ‘370 Patent) and certain pending claims of Adair et al. UCB Pharma S.A. is the assignee of the Adair et al. applications. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

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

Licensing Agreements for Marketed Products

In the three months ended March 31, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In 2009, we also received royalties on sales of Raptiva®, which was marketed by Genentech in the United States and Merck Serono S.A. outside of the United States, for which approval was suspended in the European Union and Canada in February 2009 and the product was withdrawn from the United States market in April 2009 due to safety concerns. Also, in December 2009, we declared MedImmune in breach of its license agreement with us and canceled their license agreement pursuant to which they had distributed Synagis®. For the three months ended March 31, 2009, we received $0.5 million and $17.1 million in royalties for sales of Raptiva and Synagis, respectively. For more information about MedImmune, see “Part II. Other Information, Item 1, Legal Proceedings.”

In the three months ended March 31, 2010 and 2009, we received approximately $62.1 million and $62.3 million, respectively, of royalty revenues under the license agreements. The licensees as of March 31, 2010 with commercial products are identified below:

Licensees	Product Names

Genentech, Inc. (Genentech)	Avastin®

Herceptin®

Xolair®

Lucentis®

Licensees	Product Names

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra® /RoActemra®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, pursuant to which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products. Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. The net sales thresholds and the applicable royalty rates are outlined below:

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

The mix of U.S.-based sales and ex-U.S. based Manufacturing and Sales is outlined in the following table:

	Three Months Ended March 31,
	2010	2009
U.S. Based Sales	81%	93%
Ex-U.S. Based Manufacturing and Sales	19%	7%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the first quarter of 2010, PDL received royalties generated from three of Genentech’s licensed products; Herceptin, Avastin and Xolair that were ex-U.S.-based manufactured and sold. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has also announced that there are new plants in Singapore for the production of Avastin and Lucentis. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Elan

We entered into a patent license agreement, effective April 24, 1998, pursuant to which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule a4 in patients with multiple sclerosis. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Wyeth

We entered into a patent license agreement, effective September 1, 1999, pursuant to which we granted to them a license under our Queen et al. patents to make, use and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Wyeth prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Other

Pursuant to the terms of our Cross License Agreement with Facet Biotech Corporation (Facet), our former subsidiary that we divested in December 2008, Facet is obligated to pay us a portion of royalties it receives from Roche on sales of the Zenapax® product under an agreement with Roche which was assigned to Facet in connection with the divestiture. Roche is obligated to pay Facet royalties only once product sales have reached a certain threshold. We have not received royalties on sales of Zenapax since the first quarter of 2006 and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

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

•

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues. For example, due to safety concerns, the marketing authorization for Raptiva was suspended in the European Union and Canada in February 2009 and Genentech began a phased withdrawal of the drug from the United States market in April 2009.

•

In March 2010, the Patient Protection and Affordable Care Act was signed into law along with the related Health Care and Education Reconciliation Act of 2010 (collectively, the Act). The Act represents a major overhaul of the health system in the United States and also includes a number of provisions that may affect our licensees and our royalty revenues.

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

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Reference is made to “Critical Accounting Policies and Uses of Estimates” included in Part II, Item 7 of our Annual Report on

Form 10-K for the year ended December 31, 2009.

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectibility is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

We may also receive annual license maintenance fees, payable at the election of the licensee, to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Foreign Currency Hedging Contracts

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts. In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. Our exposure to credit risk from these contracts is a function of currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank, and for which we monitor the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for net settlement should our counterparty default on the forward and options contracts prior to maturity. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency hedging contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts net of estimated taxes on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognize as license and other revenue in the same period that the hedged transaction (royalty revenue) impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and if future royalties, based on eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Statements of Income.

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. We accrue tax related interest and penalties associated with uncertain tax positions and include these in income tax expense in the Statements of Income.

Lease Guarantee

In connection with the divestiture of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $128.4 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. We recorded a liability of $10.7 million on our Balance Sheets as of March 31, 2010 and December 31, 2009 which was the estimated fair value of this guarantee. In April 2010, Abbott Laboratories announced that it had successfully completed a tender offer by its wholly-owned subsidiary, Amber Acquisition Inc., to purchase all of the outstanding shares of common stock of Facet. This acquisition could reduce the probability of Facet’s default on the Redwood City leases and the probability that PDL will have to make payments with respect to the lease guarantee.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Revenues

Revenues consist of royalty revenues as well as license and other revenues. During the three months ended March 31, 2010 and 2009, our royalty revenues consisted almost entirely of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents.

	Three Months Ended March 31,		Change from Prior Year
(Dollars in thousands)	2010	2009
Revenues
Royalties	$62,061	$62,298	0%
License and other	—	324	-100%

Total revenues	$62,061	$62,622	-1%

Total revenue for the first quarter of 2010 was $62.1 million as compared with actual results of $62.6 million for the same period in 2009. Included in first quarter results in 2009 was $17.1 million from MedImmune for sales of Synagis. As a result of ongoing legal disputes with MedImmune and cancellation of their license agreement by us in December 2009, we did not receive royalties on sales of Synagis in the first quarter of 2010. Excluding MedImmune, first quarter 2010 revenue grew by more than 35% over the first quarter of 2009. The growth was primarily driven by increased fourth quarter 2009 sales of Avastin, Herceptin, Lucentis, Tysabri and Actemra for which PDL received royalties in the first quarter of 2010.

Reported sales of Avastin and Herceptin increased 18% and 11%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are ex-U.S. manufactured and sold and for which PDL receives a flat 3% royalty as compared to the tiered royalty that it receives from Genentech for product sales that are either manufactured or sold in the United States. As a percent of total Herceptin sales, ex-U.S. manufactured and sold Herceptin increased to 43% from 16% for the same period in the prior year. Ex-U.S. manufactured and sold Avastin sales represented 5% of total Avastin sales. This is the first quarter in which PDL received royalties on sales of ex-U.S. manufactured and sold Avastin.

Reported sales of Lucentis increased 64% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis, which is approved in more than 80 countries worldwide, increased 88% when compared to the same period for the prior year and represented 57% of total global sales.

Reported sales of Tysabri increased 32% when compared to the same period for the prior year. Ex-U.S. sales of Tysabri increased 45% when compared to the same period for the prior year, and represented 53% of total global sales. Elan recently reported a 30% increase in the worldwide Tysabri patient population at the end of December 2009 as compared with December 2008. The sales information presented above is based on information provided by PDL’s licensees in their quarterly reports to the Company.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
Licensees	Product Name	2010	2009
Genentech, Inc. (Genentech)	Avastin®	27%	22%
	Herceptin®	38%	26%
	Lucentis®	12%	7%

MedImmune, LLC (MedImmune)(1)	Synagis®	—	27%

Elan Corporation, Plc (Elan)	Tysabri®	14%	11%

(1)	In December 2009, we sent a letter to MedImmune stating that it is in breach of its obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

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

General and Administrative Expenses

	Three Months Ended March 31,		Change from Prior Year
(Dollars in thousands)	2010	2009
General and administrative expenses	$9,410	$4,693	101%

The increase in general and administrative expenses was primarily driven by increased legal expense and compensation expense. The increase in legal fee expense is a result of continuing legal disputes with MedImmune and the initiation of two interference proceedings with the U.S. Patent and Trademark Office in February and November 2009. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.” Compensation expense increased primarily as a result of filling staff positions which were vacant in the first quarter of 2009. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses for the three months ended March 31, 2010 and 2009 comprise:

	Three Months Ended March 31,		Change from Prior Year
(Dollars in thousands)	2010	2009
Compensation and benefits	$1,001	$739	35%
Legal expense	6,350	1,560	307%
Other professional service	1,078	729	48%
Insurance	228	247	-8%
Depreciation	34	887	-96%
Stock-based compensation	188	196	-4%
Other	531	335	59%

Total general and administrative expenses	$9,410	$4,693	101%

Non-operating Income and Expense, Net

	Three Months Ended March 31,		Change from Prior Year
(Dollars in thousands)	2010	2009
Interest and other income, net	$80	$336	-76%
Interest expense	(12,527)	(3,574)	251%

Total non-operating income (expense)	$(12,447)	$(3,238)	284%

Interest and other income, net, for the three months ended March 31, 2010 decreased from the same period in 2009 due to lower interest rates earned on our investments as well as lower average investment balances.

Interest expense increased as a result of the issuance of the $300 million QHP Notes which bear interest at 10.25% per annum in November 2009. The increase was partially offset by the repurchase of $50 million of our 2023 Notes and the repurchase of $22 million of our 2012 Notes in the second and third quarters of 2009.

Income Taxes

Income tax expense during the three months ended March 31, 2010 and 2009 was $14.2 million and $17.2 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income from operations. Following the relocation of our principal place of business to Incline Village, Nevada in December 2008, we have no continuing operations in California. Nevada does not impose an income tax and, accordingly, we no longer have any ongoing material state income tax expense. As a result, we expect that our effective income tax rate going forward will be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, product sales revenues, royalty revenues, license revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. Since the divestiture of our commercial and biotechnology operations in 2008, we have significantly downsized our operations and currently have fewer than ten employees managing our intellectual property and our licensing operations, as well as providing for certain essential reporting and management functions of a public company.

We had cash and cash equivalents in the aggregate of $319.7 million and $303.2 million at March 31, 2010 and December 31, 2009, respectively. The $16.5 million increase was primarily attributable to net cash provided by operating activities of $26.9 million, partially offset by our payment of $12.6 million in principal on the QHP Notes. As a result of our downsized operations, we believe that cash from future revenues, net of operating expenses, debt service, and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. As of March 31, 2010, we accrued $120.0 million in dividends payable for the April and October dividend payments. Using proceeds from our first quarter 2010 earnings and cash on hand and based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.8 million to our stockholders on April 1, 2010. The record date for the October 1, 2010 dividend is September 15, 2010.

Our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$220	$39	$4	$—	$263
Convertible notes (including interest payments)(1)	207,288	232,560	—	—	439,848
Non-recourse notes (including interest payments)(2)	110,163	223,853	—	—	334,016

Total contractual obligations	$317,671	$456,452	$4	$—	$774,127

(1)	The 2023 Notes are shown as being due in the less than 1 year column as such notes are puttable by note holders in August 2010.
(2)	Repayment of the Non-recourse Notes and interest are estimated based on anticipated future royalties to be received from Genentech and the anticipated final payment date is December 2012.

2012 Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 128.318 shares of common stock per $1,000 principal amount of the 2012 Notes or $7.79 per share of common stock, as adjusted for the cash dividend to be paid on April 1, 2010 and subject to further adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and a change of a majority of PDL’s board of directors without the approval of the board of directors.

2023 Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 177.1594 shares of common stock per $1,000 principal amount of the 2023 Notes or $5.64 per share of common stock, as adjusted for the cash dividend to be paid on April 1, 2010, and subject to further adjustment in certain events. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes may be redeemed at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock at the conversion rate then in effect. During the three months ended March 31, 2010, certain holders of the 2023 Notes converted $20,000 into 3,294 shares of common stock. During April 2010, we repurchased an aggregate of $77.2 million face value of our 2023 Notes, at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $92.1 million in cash, plus accrued but unpaid interest.

Non-Recourse Notes

On November 2, 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license under our related agreements with Genentech. The QHP Notes bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal, interest and premium on the QHP Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by the equity holder (initially PDL) of its equity ownership interest in QHP. The QHP Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price.

Operating Lease

In February 2010, we entered into a lease amendment to extend our building lease term to May 2011 and obtained an option to further extend the lease until May 2012 for our office in Incline Village, Nevada.

Contractual Obligations

At March 31, 2010, our principal obligations are our convertible notes and our non-recourse notes, which in the aggregate total $715.4 million in principal. As discussed above, the 2012 Notes are not puttable other than in the context of a fundamental change and our 2023 Notes have a put right in August 2010, August 2013, and August 2018. The current conversion price of the 2023 Notes is $5.64 per share of our common stock and, accordingly, we expect that our debt service obligations over the next few years will consist solely of interest payments on these notes and repayment of the 2012 Notes at maturity. To the extent holders of our 2023 Notes require us to repurchase all or a portion of their notes in August 2010 for cash should the then-current trading price of our common stock fall below the conversion price then in effect, we believe we will have sufficient funds for such repurchase from operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings. We may also redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such redemptions or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions or repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Off-Balance Sheet Arrangements

Lease Guarantee

In connection with the divestiture of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $128.4 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories announced that it had successfully completed a tender offer by its wholly-owned subsidiary, Amber Acquisition Inc., to purchase all of the outstanding shares of common stock of Facet. This acquisition could reduce the probability of Facet’s default on the Redwood City leases and the probability that PDL will have to make payments with respect to the lease guarantee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. Approximately 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency risk. For example, in a quarter in which we generate $60 million in revenue, approximately $30 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar weakens across all currencies by ten percent during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3 million more in the current quarter than in the prior year.

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank, and for which we monitor the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for net settlement should our counterparty default on the forward and options contracts prior to maturity. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default.

In January 2010, we entered into with a series of foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts) covering the eight quarters in which our licensees’ sales occur for the two years ended December 2011. We did not have foreign currency hedging contracts prior to January 2010. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts net of estimated taxes is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as license and other revenue in the same period that the hedged transaction (royalty revenue) impacts earnings.

The following table summarizes the notional amounts, currency exchange rates and fair values of our open foreign currency exchange forward and option contracts designated as hedges at March 31, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$217,819	1.40	$7,720	Sell eurodollar

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$234,934	1.51	$2,068	Purchased call option

Interest Rate Risk

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

(In thousands)	2010	2011	2012	Total	Fair Value
Convertible notes
Fixed Rate	$199,978	$—	$228,000	$427,978	$447,900	(1)
Average Interest Rate	2.17%	2.00%	2.00%

Non-recourse notes
Fixed Rate(3)	$68,084	$100,283	$119,012	$287,379	$287,379	(2)
Average Interest Rate	10.25%	10.25%	10.25%

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at March 31, 2010.
(2)	The fair value of the QHP Notes at March 31, 2010 was estimated to be the carrying value of the notes because management believes that the QHP Notes’ terms and conditions approximate current market rates.
(3)	Repayment of the QHP Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is December 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

European Opposition to ‘216 Patent

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

Action for Declaratory Judgment by MedImmune

In December 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California. MedImmune’s complaint seeks a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleges (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing, and (iv) fraud. We answered MedImmune’s complaint alleging certain counterclaims, including alleging that MedImmune has breached the license agreement, and certain affirmative defenses against each of MedImmune’s claims. As a result of MedImmune’s breach of the license agreement, we have terminated the agreement and have further alleged in a counterclaim that MedImmune’s commercial activities involving Synagis and motavizumab in the United States infringe the ‘370 patent.

MedImmune has requested that the court award compensatory and punitive damages for breach of contract and fraud, attorney’s fees, and an order reinstating the license agreement. We are seeking an award of damages for breach of contract and patent infringement, treble damages for willful infringement, attorney’s fees and a permanent injunction against continued infringement.

On February 22, 2010, the court issued an order construing the claim language at issue in the litigation. The court generally construed the claim language at issue as proposed by PDL. In March of 2010, the court issued orders denying MedImmune’s requests for a preliminary injunction against our cancellation of the license agreement, to strike our breach of contract counter claims, and for summary judgment that MedImmune is entitled under the most favored licensee clause in our agreement to a fully paid-up license as of December 2008 as a result of our agreement with Alexion and, retroactively to 1998, to a reduced royalty rate on sales of Synagis.

A jury trial is scheduled to begin on January 25, 2011. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of some or all of the payments made to us under its license to the Queen et al. patents.

Interference Proceedings in the U.S. Patent and Trademark Office

On February 25, 2009, the PTO declared an interference proceeding between certain claims of the ‘089 Patent and certain pending claims of Adair et al., the ‘658 Application under 35 U.S.C. 135(a) (the ‘658 Application). UCB Pharma S.A. is the assignee of the ‘658 Application. A hearing was held on January 29, 2010 regarding the first phase of the interference, which relates to substantive motions except those for priority of invention. A decision has not yet been issued. The PTO has scheduled proceedings for the determination of priority of invention, if necessary.

On November 23, 2009, the PTO declared an interference proceeding between certain claims of the ‘370 Patent and certain pending claims of Adair et al., the ‘117 Application under 35 U.S.C. 135(a) (the ‘117 Application). UCB Pharma S.A. is the assignee of the ‘117 Application.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

One of the Queen et al. patents was issued to us by the European Patent Office, the ‘216 Patent. Eighteen notices of opposition to our ‘216 Patent were filed by major pharmaceutical and biotechnology companies, among others. Each of our granted and applied for SPCs are based on the ‘216 Patent, and an adverse decision in the pending European opposition to our ‘216 Patent will have a material negative impact on our ability to collect royalties on European sales of our licensees’ products manufactured outside the United States and could encourage challenges to our related Queen et al. patents in other jurisdictions including the United States.

In addition, the PTO has declared interference proceedings between certain claims of our patents and certain pending claims of Adair et al under 35 U.S.C. Section 135(a). On February 25, 2009, Interference No. 105,688 was declared between certain claims of the ‘089 Patent and certain pending claims of the ‘658 Application, and on November 23, 2009, Interference No. 105,705 was declared between certain claims of the ‘370 Patent and certain pending claims of the ‘117 Application. Any final decision in an interference proceeding, if adverse to the claim of an applicant, is a final refusal by the PTO of the claims involved. A final judgment adverse to us from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent and could have a material negative impact on our ability to collect royalties on the sale or manufacture of licensees products in the United States. The ‘216 Patent is also discussed in the following risk factor. See “Part II. Other Information, Item 1, Legal Proceedings.”

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

We do not anticipate receiving royalties on MedImmune’s sales of Synagis until resolution of our lawsuit with them and, depending on the outcome of that lawsuit, may have to repay previously received royalties.

In December 2008, MedImmune, a subsidiary of AstraZeneca plc, filed a lawsuit against us in the United States District Court for the Northern District of California. MedImmune’s complaint seeks a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleges (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing, and (iv) fraud. We answered MedImmune’s complaint alleging certain counterclaims, including alleging that MedImmune has breached the license agreement, and certain affirmative defenses against each of MedImmune’s claims. As a result of MedImmune’s breach of the license agreement, we have terminated the agreement and, as a result, have further alleged in our answer that MedImmune’s commercial activities involving Synagis and motavizumab in the United States infringe the ‘370 patent. MedImmune has requested that the court award compensatory and punitive damages for breach of contract and fraud, attorney’s fees, and an order reinstating the license agreement. We are seeking an award of damages for breach of contract and patent infringement, treble damages for willful infringement, attorney’s fees and a permanent injunction against continued infringement.

In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation is pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of some or all of the payments made to us which represent obligations under its license to the Queen et al. patents. In the event that we prevail on our claims of patent infringement and breach of the license agreement, we expect to request that MedImmune pay damages for breach of the license, pay treble damages for willful infringement and either desist further infringement or pay royalties at a rate to be determined. See “Part II. Other Information, Item 1, Legal Proceedings.”

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in a significant part on our ability to protect the scope, validity and enforceability of our patents. The scope, validity, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. When our patents are challenged, they may be invalidated, circumvented or rendered unenforceable by the adjudicating tribunal. A finding that some or all of our patent rights are invalid or unenforceable in such a proceeding may have a material impact on our ability to continue to collect royalty payments from our licensees or conclude new royalty generating license agreements. Similarly, a finding narrowing the scope of some or all of our patent rights could likewise have a material impact on our ability to continue to collect royalty payments from our licensees or conclude new license agreements.

U.S. patents and patent applications may also be subject to interference proceedings and to reexamination or reissue proceedings in the PTO and foreign patents may be subject to opposition or nullification or similar proceedings in the various national and regional patent offices in which we have applied for and received patent rights and/or SPCs. Any of these proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to collect royalties or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries. As a result of these factors, we are unable to predict the extent of patent protection in any country. See “Part II. Other Information, Item 1, Legal Proceedings.”

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval before the expiration of our Queen et al. patents. Genentech accounted for 82%, 71%, 73% and 79% of our revenues from continuing operations for the quarter ended March 31, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. Our future success depends primarily upon the continued market acceptance of Genentech and other licensees’ commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of Genentech and our other licensees to develop, introduce and deliver products that achieve and sustain market acceptance. For example, 60% of the royalties we currently receive from Genentech are dedicated to service the debt related to the QHP Notes that we, through our wholly-owned subsidiary, QHP, issued in November 2009. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

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

Approximately 13% of our royalty revenues for the year ended December 31, 2009 were from sales of Synagis, which is marketed by MedImmune. This product has significantly higher sales in the fall and winter, which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters. Due to our ongoing litigation with MedImmune, we do not expect to receive royalty payments from MedImmune unless and until our lawsuit with MedImmune is resolved in our favor. If we receive additional royalty payments from MedImmune, the seasonality of Synagis sales may continue to contribute to fluctuation in our revenues from quarter to quarter. See “Part II. Other Information, Item 1, Legal Proceedings.”

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of distributions to our stockholders.

As of March 31, 2010, we had $228 million in principal that remains outstanding under our 2012 Notes and $200 million in principal that remains outstanding under our unsecured 2023 Notes. The 2012 Notes are our senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount plus any unpaid interest for cash on August 16, 2010 and for cash, or, at our option, shares of our common stock at the then-current conversion price on August 16, 2013 and August 16, 2018. Holders of the 2023 Notes may also require us to repurchase all or a portion of the notes for cash upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and the change of a majority of PDL’s board of directors without the approval of the board of directors.

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

In connection with the cash dividend paid on April 1, 2010 to stockholders of record on March 15, 2010, the conversion rates of the 2023 Notes and 2012 Notes were adjusted upward. The conversion rate for the 2023 Notes, as adjusted, is 177.1594 shares of common stock per $1,000 principal amount or $5.64 per share of common stock. The conversion rate for the 2023 Notes was previously 164.7254 shares of common stock per $1,000 principal amount of the 2023 Notes or $6.07 per share of common stock. The conversion rate for the 2012 Notes, as adjusted, is 128.318 shares of common stock per $1,000 principal amount or $7.79 per share of common stock. The conversion rate for the 2012 Notes was previously 119.294 shares of common stock per $1,000 principal amount of the 2012 Notes or $8.38 per share of common stock. Because the conversion rates of the 2023 Notes and 2012 Notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders will experience more dilution if any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

Our common stock may lose value due to several factors, including the expiration of our Queen et al. patents, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations, and our common stock could be delisted from NASDAQ.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents, which finally expire in December of 2014. Unless we develop other revenue streams, we will no longer receive patent-related royalties once our licensees have sold all their inventory of licensed product that was manufactured before the expiration of the Queen et al. patents. As a result, our common stock will likely lose value.

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

Sales of products from which we generate royalties will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health administration authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009; the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007; the Deficit Reduction Act of 2005; the Medicare Prescription Drug Improvement and Modernization Act of 2003; changes in formulary or compendia listing; or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products, sales to collaborators and may have a material adverse effect on our royalties which depend on such product sales. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

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

The agreements associated with the divestiture of Facet in December 2008, including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement, Transition Services Agreement and Cross License Agreement, were negotiated in the context of the divestiture while Facet was still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may have obligations for which we may not be able to collect under our indemnification rights from Facet.

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the divestiture with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the divestiture, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of March 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $128.4 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. Abbott Laboratories (Abbott) and Facet have entered into a definitive agreement whereby Abbott acquired all of the outstanding securities of Facet. While our indemnification rights remain intact with the acquisition of Facet, at this time we do not know how Abbott intends to operate Facet or, for example, whether Facet will continue to occupy the Redwood City facilities. As a result, we are unable to determine how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2010

PDL BIOPHARMA, INC.
(Registrant)

/s/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ KAREN J. WILSON
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)