Form 10-Q
period 2010-06-30
PDL BIOPHARMA, INC.
filed 2010-07-29
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of July 27, 2010, there were 119,713,977 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Royalties	$120,343	$113,403	$182,404	$175,701
License and other	—	12,461	—	12,785

Total revenues	120,343	125,864	182,404	188,486

General and administrative expenses	8,820	5,590	18,230	10,283

Operating income	111,523	120,274	164,174	178,203
Gain (loss) on repurchase of convertible notes	(16,327)	1,195	(16,327)	1,195
Interest and other income, net	90	310	170	646
Interest expense	(11,560)	(3,357)	(24,087)	(6,931)

Income before income taxes	83,726	118,422	123,930	173,113
Income tax expense	33,588	41,185	47,785	58,419

Net income	$50,138	$77,237	$76,145	$114,694

Net income per basic share	$0.42	$0.65	$0.64	$0.96

Net income per diluted share	$0.30	$0.47	$0.44	$0.69

Cash dividends declared per common share	$—	$—	$1.00	$1.00

Shares used to compute net income per basic and diluted share:
Shares used to compute net income per basic share	119,536	119,357	119,530	119,342

Shares used to compute net income per diluted share	173,398	169,566	178,821	171,053

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$211,312	$303,227
Short-term investments	12,382	—
Receivables from licensees	150	1,050
Deferred tax assets	—	1,271
Foreign currency hedge	12,983	—
Prepaid and other current assets	4,286	10,288

Total current assets	241,113	315,836

Property and equipment, net	109	171
Long-term deferred tax assets	9,286	10,396
Long-term foreign currency hedge	13,305	—
Other assets	7,718	12,008

Total assets	$271,531	$338,411

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$177	$370
Accrued compensation	2,364	2,206
Accrued interest	4,042	8,812
Accrued income taxes	24,467	81
Other accrued liabilities	4,161	2,211
Deferred revenue	3,213	1,600
Dividend payable	60,216	386
Deferred tax liability	3,586	—
Current portion of convertible notes payable	115,828	199,998
Current portion of non-recourse notes payable	89,543	77,852

Total current liabilities	307,597	293,516

Convertible notes payable	228,000	228,000
Non-recourse notes payable	160,092	222,148
Other long-term liabilities	10,700	10,700

Total liabilities	706,389	754,364

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 119,559 and 119,523 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,196	1,195
Additional paid-in capital	(195,981)	(83,850)
Accumulated deficit	(257,153)	(333,298)
Accumulated other comprehensive income	17,080	—

Total stockholders’ deficit	(434,858)	(415,953)

Total liabilities and stockholders’ deficit	$271,531	$338,411

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$76,145	$114,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	71	923
Amortization of convertible notes offering costs	927	1,141
Amortization of non-recourse notes offering costs	3,725	—
Loss (gain) on repurchase of convertible notes	16,327	(1,195)
Stock-based compensation expense	359	402
Tax benefit from stock-based compensation arrangements	7,185	50,664
Net excess tax benefit from stock-based compensation	(7,475)	(56,753)
Deferred income taxes	(3,230)	4,577
Changes in assets and liabilities:
Receivables from licensees	900	13,350
Prepaid and other current assets	5,455	(742)
Other assets	94	—
Accounts payable	(193)	(1,717)
Accrued liabilities	(2,662)	(14,598)
Accrued income taxes	24,386	(7,273)
Deferred revenue	1,613	(100)

Net cash provided by operating activities	123,627	103,373

Cash flows from investing activities
Purchases of investments	(12,402)	(3,269)
Purchase of property and equipment	—	(39)
Release of restricted cash	—	3,469

Net cash provided by (used in) investing activities	(12,402)	161

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	—	256
Payments for debt issuance costs	—	(2,027)
Repayment of non-recourse notes	(50,365)	—
Repurchase of convertible notes	(100,386)	(53,462)
Cash dividend paid	(59,864)	(59,679)
Net excess tax benefit from stock-based compensation	7,475	56,753

Net cash used in financing activities	(203,140)	(58,159)

Net increase (decrease) in cash and cash equivalents	(91,915)	45,375
Cash and cash equivalents at beginning of the period	303,227	129,058

Cash and cash equivalents at end of the period	$211,312	$174,433

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments consisting only of normal recurring adjustments that the management of PDL BioPharma, Inc. (the Company, PDL, we or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2010 and 2009:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensees	Product Name	2010	2009	2010	2009
Genentech, Inc. (Genentech)	Avastin®	37%	28%	34%	26%
	Herceptin®	32%	26%	34%	26%
	Lucentis®	16%	10%	14%	9%

MedImmune, LLC (MedImmune)(1)	Synagis®	—	15%	—	19%

Elan Corporation, Plc (Elan)	Tysabri®	7%	6%	10%	7%

(1)	In December 2009, we sent a letter to MedImmune stating that it is in breach of its obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation is pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor.

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for aggregate net settlement of all of the foreign currency exchange contracts should our counterparty default on the contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts net of estimated taxes is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction (royalty revenue) impacts earnings.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
General and administrative expenses	$171	$200	$359	$384
Income tax effect	(60)	(70)	(126)	(134)

Stock-based compensation expense included in net income	$111	$130	$233	$250

During the six months ended June 30, 2010, approximately 1.3 million of fully vested stock options with an average exercise price of $20.36 were forfeited and expired unexercised.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed conversion of our 2.00% Convertible Senior Notes (the 2012 Notes) and our 2.75% Convertible Subordinated Notes (the 2023 Notes), including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. The adjusted conversion rate for the 2012 Notes is 128.318 shares per $1,000 principal amount of 2012 Notes, or a conversion price of approximately $7.79 per share, effective March 16, 2010. The adjusted conversion rate for the 2023 Notes is 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share, effective March 16, 2010. Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Numerator
Net income	$50,138	$77,237	$76,145	$114,694
Add back interest expense for convertible notes, net of estimated tax of $0.7 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively (see Note 10)	1,360	1,819	2,995	3,761

Income used to compute net income per diluted share	$51,498	$79,056	$79,140	$118,455

Denominator
Total weighted-average shares used to compute basic income per share	119,536	119,357	119,530	119,342
Effect of dilutive stock options	8	17	8	10
Restricted stock outstanding	104	30	96	19
Assumed conversion of 2012 Notes	29,256	21,943	29,256	22,116
Assumed conversion of 2023 Notes	24,494	28,219	29,931	29,566

Shares used to compute income per diluted share	173,398	169,566	178,821	171,053

Net income per basic share	$0.42	$0.65	$0.64	$0.96

Net income per diluted share	$0.30	$0.47	$0.44	$0.69

We have excluded 0.2 million and 2.1 million of outstanding stock options from our diluted earnings per share calculations for the three months ended June 30, 2010 and 2009, respectively, and we have excluded 0.4 million and 3.6 million of outstanding stock options and from our diluted earnings per share calculations for the six months ended June 30, 2010 and 2009, respectively, because the options’ exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was anti-dilutive.

4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above:

	June 30, 2010			December 31, 2009
(In thousands)	Level 1	Level 2	Total	Level 1	Total
Assets:
Money market funds	$207,700	$—	$207,700	$296,969	$296,969
Corporate debt securities	8,640	—	8,640	—	—
Commercial paper	—	2,993	2,993	—	—
U.S. government sponsored agency bond	1,000	—	1,000	—	—
Foreign currency hedge contracts	—	29,378	29,378	—	—

Total	$217,340	$32,371	$249,711	$296,969	$296,969

Liabilities:
Foreign currency hedge contracts	$—	$3,090	$3,090	$—	$—

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets. The fair value of commercial paper is estimated based on its carrying value adjusted for observable inputs of the same security.

5. Cash Equivalents and Short-term Investments

As of June 30, 2010, we had invested in money market funds, corporate debt securities, commercial paper, and a U.S. government sponsored agency bond. As of December 31, 2009, we had invested in money market funds. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, if any, reported in stockholders’ deficit as accumulated other comprehensive income. The estimated fair value is based upon quoted market prices. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at June 30, 2010 and December 31, 2009 is presented below:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010:
Money market funds	$207,700	$—	$—	$207,700
Corporate debt securities	8,652	—	(12)	8,640
Commerical paper	2,993	—	—	2,993
U.S. government sponsored agency bond	1,000	—	—	1,000

Total	$220,345	$—	$(12)	$220,333

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$207,951
Short-term investments				12,382

Total				$220,333

December 31, 2009:
Money market funds	$296,969	$—	$—	$296,969

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$296,969

During the six months ended June 30, 2010 and the year ended December 31, 2009, we did not recognize any gains or losses on sales of available-for-sale securities. All investments mature within one year. As of June 30, 2010, the unrealized loss on short-term investments included in other comprehensive income, net of taxes, was $8,000 and resulted from an increase in the yield-to-maturity of the underlying security. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

6. Foreign Currency Hedging

Our licensees operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in January and May 2010 we entered into a series of foreign currency exchange contracts covering the twelve quarters in which our licensees’ sales occur through December 2012. Our foreign currency exchange contracts used to hedge royalty revenues based on underlying Eurodollar sales are designated as cash flow hedges.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as cash flow hedges at June 30, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$181,862	1.400	$22,312	Sell Eurodollar
Eurodollar	117,941	1.200	(3,090)	Sell Eurodollar

Total	$299,803		$19,222

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$196,152	1.510	$731	Purchased call option
Eurodollar	129,244	1.315	6,335	Purchased call option

Total	$325,396		$7,066

As of June 30, 2010, the fair value of our foreign currency exchange contracts totaled $26.3 million of which $13.0 million was classified as current foreign currency hedge and $13.3 million was classified as long-term foreign currency hedge on the Condensed Consolidated Balance Sheets. The foreign currency exchange contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of June 30, 2010, the unrealized gain on the effective component of our foreign currency exchange contracts included in other comprehensive income, net of estimated taxes, was $17.1 million. There was no ineffective component of our foreign currency exchange contracts during the six months ended June 30, 2010. During the three and six months ended June 30, 2010, we recognized $1.5 million in royalty revenue from foreign currency exchange contracts which settled during the period. Approximately $8.4 million is expected to be reclassified from other comprehensive income to earnings in the next 12 months. We did not have foreign currency exchange contracts prior to January 2010.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Non-recourse Notes issuance costs	$3,326	$3,373
2023 Notes issuance costs	23	524
Prepaid taxes	—	5,847
Other	937	544

Total prepaid and other current assets	$4,286	$10,288

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

8. Other Assets

Other assets consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Non-recourse Notes issuance costs	$5,946	$9,624
2012 Notes issuance costs	1,684	2,202
Other	88	182

Total other assets	$7,718	$12,008

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Consulting and services	$4,105	$2,154
Other	56	57

Total other accrued liabilities	$4,161	$2,211

10. Convertible and Non-Recourse Notes

During the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of our 2023 Notes, at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest.

The following table summarizes our convertible and non-recourse notes activity for the six months ended June 30, 2010, as well as the balances and fair values at June 30, 2010:

(In thousands)	2012 Notes	2023 Notes	Non-recourse Notes	Total
Balance at December 31, 2009	$228,000	$199,998	$300,000	$727,998
Repurchases	—	(84,150)	—	(84,150)
Payments	—	—	(50,365)	(50,365)
Conversion to common stock(1)	—	(20)	—	(20)

Balance at June 30, 2010	$228,000	$115,828	$249,635	$593,463

Fair value(2)	$215,604	$123,212	$249,635	$588,451

(1)	During the three months ended March 31, 2010, certain holders of the 2023 Notes converted $20,000 into 3,294 shares of common stock.
(2)	As of June 30, 2010, the fair value of the remaining payments under our convertible notes was estimated based on the trading value of our notes. As of June 30, 2010, the fair value of our Non-recourse Notes was estimated to be the carrying value of the notes because management believes that the Non-recourse Notes terms and conditions approximate current market rates.

11. Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$50,138	$77,237	$76,145	$114,694
Other comprehensive income:
Unrealized gain on foreign currency exchange contracts, net of taxes	10,725	—	17,088	—
Unrealized loss on short-term investments, net of taxes	(8)	—	(8)	—

Total comprehensive income	$60,855	$77,237	$93,225	$114,694

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

12. Commitments and Contingencies

Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under the lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $125.9 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet was to default. In April 2010, Abbott Laboratories (Abbott) acquired Facet. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 related to this guarantee.

Pierre Fabre - Sales Rebate

Until PDL’s assignment and sale of a pharmaceutical product, Busulfex®, to Otsuka Pharmaceuticals (Otsuka) in March 2008, Pierre Fabre Medicament (Pierre Fabre) was PDL’s exclusive distributor for Busulfex in Italy. In 2005, Pierre Fabre negotiated a pricing and sales volume agreement with the Agenzia Italiana del Farmaco (AIFA) related to its distribution of Busulfex in which Pierre Fabre agreed to a maximum amount of ex-factory sales of Busulfex in Italy. During 2006 and 2007, Pierre Fabre exceeded those sales limits and, in October 2008, Pierre Fabre received notification to repay EUR 2.13 million to the local Italian authorities for such excess sales. Pierre Fabre sent a letter to Otsuka requesting that it pay 40% of the total amount paid by Pierre Fabre. This letter was, in turn, forwarded to PDL’s attention and the Company responded to Pierre Fabre declining to make payment as there is no basis for reimbursement under PDL’s contractual arrangement with Pierre Fabre. The parties have exchanged further communication; however, PDL does not believe that any reimbursement is required under the contract or that it is probable that PDL will need to reimburse Pierre Fabre. As of June 30, 2010, no amounts for this contingency have been accrued.

13. Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $33.6 million and $47.8 million, respectively, which resulted primarily from applying the federal statutory income tax rate of 35% to income from operations and adjusting for a portion of the premium paid on the 2023 Notes repurchase which is not tax deductible. Income tax expense for the three and six months ended June 30, 2009 was $41.2 million and $58.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate of 35% to income from operations.

14. Cash Dividends

On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010 to stockholders of record on March 15, 2010 and September 15, 2010, respectively. Using cash on hand and proceeds from our first quarter 2010 earnings, we paid $59.9 million to our stockholders on April 1, 2010. As of June 30, 2010, we accrued $60.2 million in dividends payable for the October 2010 dividend payment.

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

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. Using proceeds from our first quarter 2010 earnings and cash on hand and based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.9 million to our stockholders on April 1, 2010. As of June 30, 2010, we accrued $60.2 million in dividends payable for the October dividend payment. The record date for the October 1, 2010 dividend is September 15, 2010.

Recent Developments

During the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of our 2.75% Convertible Subordinate Notes due August 16, 2023 (2023 Notes), at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest.

In May 2010, an Advisory Committee to the U.S. Food and Drug Administration (FDA) recommended against approval of motavizumab, a second generation product to Synagis® which is marketed by MedImmune, a subsidiary of Astra Zeneca, for the treatment of respiratory syncytial virus.

In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

In July 2010, based on follow-up studies that failed to show that treatment with Avastin extended patients’ lives, an Advisory Committee of FDA recommended that accelerated approval for the use of Avastin in first-line treatment of metastatic HER2-negative breast cancer with chemotherapy be withdrawn. If the FDA accepts the recommendation to remove approval for first line treatment of HER2-negative breast cancer, we would no longer receive royalties for this indication. Based on our internal model, we estimate that in 2009, this indication represented less than 5% of total global Avastin sales. Avastin is also approved for treatment of colon, lung, kidney, and brain cancers, which approvals are not affected by this recommendation.

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

Our European Patent No. 0 451 216B (the ‘216 Patent) expired in December 2009. We have applied for and been granted Supplemental Protection Certificates (SPCs) with respect to the Avastin®, Herceptin®, Lucentis®, Xolair®, Synagis® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216 Patent. We have also filed SPC applications for Cimzia® in countries in the European Union based on the ‘216 Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that the SPCs for Herceptin and Synagis will generally expire in July 2014 and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We are not able to file applications for any SPCs after December 2009. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. We are currently in an opposition proceeding with respect to the ‘216 Patent at the European Patent Office (EPO).

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

Licensing Agreements for Marketed Products

In the six months ended June 30, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg. In December 2009, we declared MedImmune in breach of its license agreement with us and canceled their license agreement pursuant to which they had distributed Synagis® and have not received royalties for Synagis sales in the three and six months ended June 30, 2010. Marketing approval for Raptiva®, which was marketed by Genentech, part of the Roche Group (Roche), in the United States and Merck Serono S.A. outside of the United States, was suspended in the European Union and Canada in February 2009 and the product was withdrawn from the United States market in April 2009 due to safety concerns. For the three months ended June 30, 2009, we received $0.4 million, $18.9 million, and $0.6 million in royalties for sales of Mylotarg, Synagis, and Raptiva, respectively. For the six months ended June 30, 2009, we received $0.7 million, $36.0 million, and $1.1 million in royalties for sales of Mylotarg, Synagis, and Raptiva, respectively. For more information about MedImmune, see “Part II. Other Information, Item 1, Legal Proceedings.”

In the three months ended June 30, 2010 and 2009, we received approximately $120.3 million and $113.4 million, respectively, of royalty revenues under the license agreements. In the six months ended June 30, 2010 and 2009, we received approximately $182.4 million and $175.7 million, respectively, of royalty revenues under the license agreements. The licensees as of June 30, 2010 with commercial products are identified below:

Licensees	Product Names

Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®/RoActemra ®

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

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter have been and are expected to continue to be higher than the average royalty rates for following quarters. The average royalty rates for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate.

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

The mix of total ex-U.S.-sales and ex-U.S. based Manufacturing and Sales is outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Avastin
% Ex-U.S. Sold	49%	46%	49%	46%
% Ex-U.S. Manufactured and Sold	27%	—	16%	—
Herceptin
% Ex-U.S. Sold	70%	69%	70%	70%
% Ex-U.S. Manufactured and Sold	47%	30%	45%	23%
Lucentis
% Ex-U.S. Sold	57%	51%	57%	50%
% Ex-U.S. Manufactured and Sold	—	—	—	—
Xolair
% Ex-U.S. Sold	36%	26%	35%	26%
% Ex-U.S. Manufactured and Sold	36%	26%	35%	26%

The information in the table above is based on information provided to us by Genentech in their quarterly reports to us.

In the first half of 2010, PDL received royalties generated from three of Genentech’s licensed products; Herceptin, Avastin and Xolair that were ex-U.S.-based manufactured and sold. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Wyeth

We entered into a patent license agreement, effective September 1, 1999, pursuant to which we granted to them a license under our Queen et al. patents to make, use and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Wyeth prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

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

Other

Pursuant to the terms of our Cross License Agreement with Facet Biotech Corporation (Facet), our former subsidiary that we divested in December 2008, Facet is obligated to pay us a portion of royalties it receives from Roche on sales of the Zenapax® product under an agreement with Roche which was assigned to Facet in connection with the divestiture. In April 2010, Abbott Laboratories acquired Facet as a wholly-owned subsidiary. Roche is obligated to pay royalties only once product sales have reached a certain threshold. We have not received royalties on sales of Zenapax since the first quarter of 2006 and we do not expect to receive royalty revenue from Roche’s sales of Zenapax in the future.

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

•

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues. For example, in June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

•

In March 2010, the Patient Protection and Affordable Care Act was signed into law along with the related Health Care and Education Reconciliation Act of 2010 (collectively, the Act). The Act represents a major overhaul of the health system in the United States and also includes a number of provisions that may affect our licensees and our royalty revenues.

•

To be successful, we must attract, retain, and integrate qualified personnel. Our business is managing our antibody humanization patents and royalties assets, which requires a small number of employees. If we cannot recruit and retain qualified personnel, results from our operations could be adversely impacted.

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

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

We may also receive annual license maintenance fees, payable at the election of the licensee, to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for aggregate net settlement of the foreign currency exchange should our counterparty default on the foreign currency exchange contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency exchange contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts net of estimated taxes on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction (royalty revenue) impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties, based on Eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Condensed Consolidated Statements of Income.

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. We accrue tax related interest and penalties associated with uncertain tax positions and include these in income tax expense in the Condensed Consolidated Statements of Income.

Lease Guarantee

In connection with the divestiture of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $125.9 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories (Abbott) acquired Facet. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 related to this guarantee.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Revenues

Revenues consist of royalty revenues as well as license and other revenues. During the three and six months ended June 30, 2010 and 2009, our royalty revenues consisted almost entirely of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents.

	Three Months Ended June 30,		Change from Prior Year	Six Months Ended June 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
Revenues
Royalties	$120,343	$113,403	6%	$182,404	$175,701	4%
License and other	—	12,461	-100%	—	12,785	-100%

Total revenues	$120,343	$125,864	-4%	$182,404	$188,486	-3%

Total revenue for the three months ended June 30, 2010 was $120.3 million as compared with $125.9 million for the same period in 2009. Total revenue for the six months ended June 30, 2010 was $182.4 million as compared with $188.5 million for the same period in 2009. Included in results for the three and six months ended June 30, 2009 and not included in the respective periods in 2010 are the second of two $12.5 million installment payments from Alexion Pharmaceuticals. In addition, as a result of ongoing legal disputes with MedImmune and cancellation of their license agreement by us in December 2009, we did not receive royalties on sales of Synagis in the three or six months ended June 30, 2010. In the three and six months ended June 30, 2009, we received royalties of $18.9 million and $36.0 million for sales of Synagis, respectively. We do not expect to receive additional payments from MedImmune unless and until the legal disputes are resolved in our favor.

Excluding royalties for Synagis, royalty revenue increased by more than 25% for the three months ended June 30, 2010 when compared to royalty revenue for the same period in 2009. The growth is primarily driven by increased first quarter 2010 sales of Avastin, Herceptin, Lucentis and Tysabri by our licensees for which we received royalties in the second quarter of 2010. Sales of Avastin, Herceptin, Xolair and Lucentis are subject to a tiered royalty rate for product that is manufactured or sold in the United States and a flat royalty rate of 3% for product that is manufactured and sold outside of the United States.

•

Reported sales of Avastin and Herceptin increased 23% and 19%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are manufactured and sold outside the United States. As a percent of total Herceptin sales, ex-U.S. manufactured and sold Herceptin increased to 47% from 30% for the same period in the prior year. Ex-U.S. manufactured and sold Avastin sales represented 27% of total Avastin sales; there were no sales of ex-U.S. manufactured Avastin prior to the fourth quarter of 2009.

•

Reported sales of Lucentis increased 49% when compared to the same period for the prior year. The growth was primarily driven by ex-U.S. sales of Lucentis, which is approved in more than 80 countries worldwide. At present, Lucentis is made in the United States but Roche has announced that it intends to make Lucentis at a new E. coli plant in Singapore which may be operational by the end of 2010.

•

Reported sales of Tysabri increased 25% when compared to the same period for the prior year. Elan recently reported that at the end of March 2010, approximately 50,300 patients were on therapy worldwide representing an increase of 26% over the approximately 40,000 patients who were on the therapy at the end of March 2009. Tysabri royalties are determined at a flat rate as a percent of sales regardless of location of manufacture or sale.

Excluding royalties for Synagis, royalty revenue for the six months ended June 30, 2010 increased by more than 30% when compared to the same period of 2009. The growth was primarily driven sales of Avastin, Herceptin, Lucentis, and Tysabri by our licensees for which we received royalties in the first half of 2010.

•

Reported sales of Avastin and Herceptin increased 21% and 15%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are ex-U.S. manufactured and sold. As a percent of total Herceptin sales, ex-U.S. manufactured and sold Herceptin increased to 45% from 23% for the same period in the prior year. Ex-U.S. manufactured and sold Avastin sales represented 16% of total Avastin sales.

•

Reported sales of Lucentis increased 57% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis increased 78% when compared to the same period for the prior year and represented 57% of total global sales.

•

Reported sales of Tysabri increased 29% when compared to the same period for the prior year. Ex-U.S. sales of Tysabri increased 39% when compared to the same period for the prior year, and represented 53% of total global sales.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2010 and 2009:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensees	Product Name	2010	2009	2010	2009
Genentech	Avastin®	37%	28%	34%	26%
	Herceptin®	32%	26%	34%	26%
	Lucentis®	16%	10%	14%	9%

MedImmune(1)	Synagis®	—	15%	—	19%

Elan	Tysabri®	7%	6%	10%	7%

(1)	In December 2009, we sent a letter to MedImmune stating that it is in breach of its obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche and Roche’s plans to move certain Avastin, Herceptin, and Lucentis manufacturing to Europe and Singapore.

General and Administrative Expenses

	Three Months Ended June 30,		Change from Prior Year	Six Months Ended June 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
General and administrative expenses	$8,820	$5,590	58%	$18,230	$10,283	77%

General and administrative expenses for the three months ended June 30, 2010 were $8.8 million as compared with $5.6 million for the same period in 2009. General and administrative expenses for the six months ended June 30, 2010 were $18.2 million as compared with $10.3 million for the same period in 2009. The increases in general and administrative expenses were primarily driven by increases in legal expense, professional services expense and compensation expense. The increase in legal expense is a result of continuing legal disputes with MedImmune and the initiation of two interference proceedings with the U.S. Patent and Trademark Office in February and November 2009. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.” The increase in professional services expense is due to the implementation of a global royalty audit program and the preparation of a long term sales and royalty forecast by outside consultants. Compensation expense increased primarily as a result of filling staff positions which were vacant in the first half of 2009. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses for the three and six months ended June 30, 2010 and 2009 comprise:

	Three Months Ended June 30,		Change from Prior Year	Six Months Ended June 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
Compensation and benefits	$996	$829	20%	$1,997	$1,568	27%
Legal expense	5,811	2,813	107%	12,161	4,373	178%
Other professional service	1,005	837	20%	2,083	1,566	33%
Insurance	195	269	-28%	423	516	-18%
Depreciation	28	35	-20%	62	922	-93%
Stock-based compensation	171	206	-17%	359	402	-11%
Other	614	601	2%	1,145	936	22%

Total general and administrative expenses	$8,820	$5,590	58%	$18,230	$10,283	77%

Non-operating Income and Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gain (loss) on repurchase of convertible notes	$(16,327)	$1,195	$(16,327)	$1,195
Interest and other income, net	90	310	170	646
Interest expense	(11,560)	(3,357)	(24,087)	(6,931)

Total non-operating expense, net	$(27,797)	$(1,852)	$(40,244)	$(5,090)

Non-operating expense for the three months ended June 30, 2010 was $27.8 million as compared with $1.9 million for the same period in 2009. Non-operating expense for the six months ended June 30, 2010 was $40.2 million as compared with $5.1 million for the same period in 2009. In the three months ended June 30, 2010, we repurchased $84.2 million of the 2023 Notes at a 19% premium which resulted in a loss on repurchase of $16.3 million as compared with an aggregate gain of $1.2 million on the repurchase of $50.0 million of the 2023 Notes and $5.0 million of the 2012 Notes for the same period in 2009. Interest expense increased as a result of the issuance of the $300.0 million Non-recourse Notes in November 2009 which bear interest at 10.25% per annum.

Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $33.6 million and $47.8 million, respectively, which resulted primarily from applying the federal statutory income tax rate of 35% to income from operations and adjusting for a portion of the premium paid on the 2023 Notes repurchase which is not tax deductible. Income tax expense for the three and six months ended June 30, 2009 was $41.2 million and $58.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate of 35% to income from operations.

Earnings per Share

Earnings per share for the three and six months ended June 30, 2010 and 2009 was:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income per basic share	$0.42	$0.65	$0.64	$0.96

Net income per diluted share	$0.30	$0.47	$0.44	$0.69

Non-GAAP Earnings per Share

To reduce the dilution from our convertible notes, during the three months ended June 30, 2010, we repurchased at market prices an aggregate $84.2 million face value of the 2023 Notes at an average premium of 19% to face value for total consideration of $100.4 million in cash, plus accrued interest. This transaction resulted in a charge to non-operating expense of $16.3 million or $14.7 million net of tax. The effect of these transactions was to reduce net income per diluted share from $0.38 to $0.30. During the same period in 2009, we repurchased at market prices $50.0 million face value of the 2023 Notes at approximately a 2% discount to face value for total consideration of $49.3 million in cash, plus accrued but unpaid interest, and $5.0 million face value of the 2012 Notes at a 10.75% discount to face value for total consideration of $4.5 million in cash, plus accrued but unpaid interest. These transactions resulted in a one-time gain of $1.2 million or $0.8 million net of tax. The effect of these transactions was to increase net income per diluted share from $0.46 to $0.47. The result of these repurchase transactions was to reduce shares used to compute net income per diluted share on an as-converted basis by 14.9 million shares and 6.6 million shares in 2010 and 2009, respectively. Excluding these transactions, non-GAAP earnings per share was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$50,138	$77,237	$76,145	$114,694
Add back loss (gain) on repurchase of convertible debt	16,327	(1,195)	16,327	(1,195)
Deduct income tax expense (benefit) on repurchase of convertible debt	(1,590)	418	(1,590)	418
Non-GAAP net income	64,875	76,460	90,882	113,917
Add back interest expense for convertible notes, net of estimated taxes	1,360	1,819	2,995	3,761
Non-GAAP income used to compute net non-GAAP income per diluted share	$66,235	$78,279	$93,877	$117,678

Non-GAAP net income per basic share	$0.54	$0.64	$0.76	$0.95

Non-GAAP net income per diluted share	$0.38	$0.46	$0.52	$0.69

We are presenting certain financial information in conformance with GAAP and also on a non-GAAP basis for the three and six months ended June 30, 2010 and 2009 because we believe that this non-GAAP information is useful for investors taken in conjunction with the Company’s GAAP financial statements. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through public and private placements of equity and debt securities, royalty revenues, license revenues, product sales revenues, collaboration and other revenues under agreements with third parties and interest income on invested capital. We currently have fewer than ten employees managing our intellectual property and our licensing operations, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents, and short-term investments in the aggregate of $223.7 million and $303.2 million at June 30, 2010 and December 31, 2009, respectively. The $79.5 million decrease was primarily attributable to the repurchase of $84.2 million of 2023 Notes at a 19% premium for aggregate consideration of $100.4 million, our dividend payment on April 1, 2010 of $59.9 million, and our payments of $50.4 million in principal on the Non-recourse Notes offset by net cash provided by operating activities of $123.6 million. We believe that cash on hand and cash from future revenues, net of operating expenses, debt service, and income taxes, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. Using proceeds from our first quarter 2010 earnings and cash on hand and based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.9 million to our stockholders on April 1, 2010. As of June 30, 2010, we accrued $60.2 million in dividends payable for the October dividend payment. The record date for the October 1, 2010 dividend is September 15, 2010.

Our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$192	$11	$3	$—	$206
Convertible notes (including interest payments) (1)	121,981	232,560	—	—	354,541
Non-recourse notes (including interest payments) (2)	113,158	181,699	—	—	294,857

Total contractual obligations	$235,331	$414,270	$3	$—	$649,604

(1)	The 2023 Notes are shown as being due in the less than 1 year column as such notes are puttable by note holders in August 2010.
(2)	Repayment of the Non-recourse Notes and interest are estimated based on anticipated future royalties to be received from Genentech and the anticipated final payment date is December 2012.

2012 Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012 with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 128.318 shares of common stock per $1,000 principal amount of the 2012 Notes or $7.79 per share of common stock, as adjusted for the cash dividend paid on April 1, 2010 and subject to further adjustment in certain events including dividend payments. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock, and a change of a majority of PDL’s board of directors without the approval of the board of directors.

2023 Notes

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (2023 Notes). The 2023 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 177.1594 shares of common stock per $1,000 principal amount of the 2023 Notes or $5.64 per share of common stock, as adjusted for the cash dividend paid on April 1, 2010, and subject to further adjustment in certain events including dividend payments. Interest on the 2023 Notes is payable semiannually in arrears on February 16 and August 16 of each year. The 2023 Notes are unsecured and are subordinated to all our existing and future senior indebtedness. The 2023 Notes may be redeemed at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, on August 16, 2010, August 16, 2013 and August 16, 2018, and upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. For any 2023 Notes to be repurchased in August 2010, we must pay for the repurchase in cash, and we may pay for the repurchase of any 2023 Notes to be repurchased in August 2013 and August 2018, at our option, in cash, shares of our common stock or a combination of cash and shares of our common stock the average market price for the ten trading days preceding two days prior to the repurchase date. During the six months ended June 30, 2010, certain holders of the 2023 Notes converted $20,000 into 3,294 shares of common stock. There were no 2023 Notes converted during the three months ended June 30, 2010. During the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of our 2023 Notes, at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest.

Non-Recourse Notes

On November 2, 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license under our related agreements with them. The Non-recourse Notes bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal, interest and premium on the Non-recourse Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by the equity holder (initially PDL) of its equity ownership interest in QHP. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price.

Operating Lease

In February 2010, we entered into a lease amendment to extend our building lease term to May 2011 and obtained an option to further extend the lease until May 2012 for our office in Incline Village, Nevada.

Contractual Obligations

At June 30, 2010, our principal obligations are our convertible notes and our non-recourse notes, which in the aggregate total $593.5 million in principal. As discussed above, the 2012 Notes are not puttable other than in the context of a fundamental change and our 2023 Notes have a put right in August 2010, August 2013, and August 2018. The current conversion price of the 2023 Notes is $5.64 per share of our common stock and, accordingly, we expect that our debt service obligations over the next few years will consist solely of interest payments on these notes and repayment of the 2012 Notes at maturity. To the extent holders of our 2023 Notes require us to repurchase all or a portion of their notes in August 2010 for cash should the then-current trading price of our common stock fall below the conversion price then in effect, we believe we will have sufficient funds for such repurchase from operating income together with our cash on hand, although we will evaluate our liquidity situation at such time and determine whether we should also undertake additional financings. We may also seek to convert redeem, repurchase or otherwise acquire one or both series of convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such conversions, redemptions or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such redemptions or repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Off-Balance Sheet Arrangements

Lease Guarantee

In connection with the divestiture of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $125.9 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes, and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott acquired Facet. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 related to this guarantee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. Approximately 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $120 million in revenue, approximately $60 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $6 million less in the current quarter than in the prior year.

We hedge certain foreign currency exchange risk exposures related to our licensees’ product sales with foreign currency exchange contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigated the risk of loss by entering into a netting agreement with our counterparty that provides for aggregated net settlement should our counterparty default on the foreign currency exchange contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default.

In January and May 2010, we entered into a series of foreign currency exchange contracts covering the twelve quarters in which our licensees’ sales occur through December 2012. We did not have foreign currency exchange contracts prior to January 2010. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction (royalty revenue) impacts earnings.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as hedges at June 30, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$181,862	1.400	$22,312	Sell Eurodollar
Eurodollar	117,941	1.200	(3,090)	Sell Eurodollar

Total	$299,803		$19,222

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$196,152	1.510	$731	Purchased call option
Eurodollar	129,244	1.315	6,335	Purchased call option

Total	$325,396		$7,066

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

(In thousands)	2010	2011	2012	Total	Fair Value
Convertible notes
Fixed Rate	$115,828	$—	$228,000	$343,828	$338,816	(1)
Average Interest Rate	2.06%	2.00%	2.00%

Non-recourse notes
Fixed Rate(3)	$33,509	$100,283	$115,843	$249,635	$249,635	(2)
Average Interest Rate	10.25%	10.25%	10.25%

(1)	The fair value of our convertible notes was estimated based on the trading value of these notes at June 30, 2010.
(2)	The fair value of the Non-recourse Notes at June 30, 2010 was estimated to be the carrying value of the notes because management believes that the note terms and conditions approximate current market rates.
(3)	Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is December 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

European Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the EPO, the Technical Board of Appeal of the EPO ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability, that is, entitlement to priority, novelty, enablement and inventive step. These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The deadline for filing a notice of appeal has expired. Five opponents filed such notices in a timely manner and, of those, three have filed Grounds of Appeal. The ‘216 Patent remains enforceable during the appeal process. The Technical Board of Appeal has scheduled a hearing for the appeal with respect to the ‘216 Patent to begin on February 28, 2011. We intend to vigorously defend the ‘216 Patent in this proceeding.

Action for Declaratory Judgment by MedImmune

In December 2008, MedImmune filed a lawsuit against us in the United States District Court for the Northern District of California. MedImmune’s complaint seeks a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleges (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing, and (iv) fraud. We have answered MedImmune’s complaint and have alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott Laboratories, whom we believe is MedImmune’s exclusive sales representative for such sales outside the United States, and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenue associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further allege that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing the Company’s ‘370 patent by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

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

On November 23, 2009, the PTO declared an interference proceeding between certain claims of the ‘370 Patent and certain pending claims of Adair et al., U.S. Application 10/938,117 (the ‘117 Application) under 35 U.S.C. 135(a). UCB Pharma S.A. is the assignee of the ‘117 Application.

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

Our success is dependent in significant part on our ability to protect the scope, validity and enforceability of our intellectual property, including our patents, SPCs and license agreements. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. A finding in such a proceeding narrowing the scope of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our licensees or conclude new license agreements.

Any of these proceedings could further result in either loss of a patent or loss or reduction in the scope of one or more of the claims of the patent or claims underlying an SPC. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to collect royalties or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries. Additionally, we depend on our license agreements to enforce royalty obligations against our licensees. Any limitations in our ability to enforce the scope and/or interpretation of the various licensee obligations in our licenses and related agreements could reduce our ability to collect royalties based on our license agreements. As a result of these factors, we are unable to predict the extent of our intellectual property protection in any country. See “Part II. Other Information, Item 1, Legal Proceedings.”

Our revenues in Europe depend on the validity and enforceability of our European patent right which are currently involved in an opposition proceeding before the EPO and an adverse judgment would limit our future revenues.

Our ‘216 Patent in Europe was granted in 1996 by the EPO. This patent is currently involved in opposition proceedings before the EPO and a hearing has been scheduled to begin on February 28, 2011, as described in Part II. Other Information, Item 1, Legal Proceedings. We cannot predict the outcome of the opposition proceeding.

The ‘216 patent expired on December 28, 2009. To extend the period of enforceability of the ‘216 patent against specific product which had received marketing approval in Europe as of the expiration date of the ‘216 Patent, we applied for SPCs in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis, Synagis, Tysabri and Cimzia (the SPC Products). These SPCs generally expire in 2014. An adverse decision in the pending European opposition to our ‘216 Patent will have a material negative impact on our ability to collect royalties on European sales of the SPC products which are manufactured outside the United States. Further, while our SPCs extend the period of enforceability of our ‘216 Patent against the SPC Products, their enforcement will be subject to varying, complex, and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information available to us in the quarterly reports from our licensees, the royalties we collect on sales of the SPC Products approximate 20% of our royalty revenue in the year ended December 31, 2009 and, based on announcement by Roche regarding moving manufacturing outside of the United States, we expect this amount to increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States.

Certain of our United States patent rights are currently involved in interference proceedings before the United States Patent and Trademark Office and an adverse decision in that proceeding could impact our future revenues

The PTO has declared interference proceedings between certain claims of our patents and certain pending claims of Adair et al under 35 U.S.C. Section 135(a). On February 25, 2009, Interference No. 105,688 was declared between certain claims of the ‘089 Patent and certain pending claims of the ‘658 Application, and on November 23, 2009, Interference No. 105,705 was declared between certain claims of the ‘370 Patent and certain pending claims of the ‘117 Application. We cannot predict the outcome of these proceedings.

Any final decision in an interference proceeding, if adverse to the claim of an applicant or patentee, is a final refusal by the PTO of the claims involved. A final judgment adverse to us from which no appeal or other review has been or can be taken or had constitutes cancellation of the claims involved in the patent and could have a material negative impact on our ability to collect royalties on the sale or manufacture of licensees products in the United States. See “Part II. Other Information, Item 1, Legal Proceedings.”

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

In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite. We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor. In the event that MedImmune prevails on the claims in its complaint, we expect that MedImmune will request the court to order a recoupment of some or all of the payments made to us which represent obligations under its license to the Queen et al. patents. In the event that we prevail on our claims of patent infringement and breach of the license agreement, we expect to request that MedImmune pay damages for breach of the license, pay treble damages for willful infringement and either desist further infringement or pay royalties at a rate to be determined. See “Part II. Other Information, Item 1, Legal Proceedings.”

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval before the expiration of our Queen et al. patents. Genentech accounted for 88%, 71%, 73% and 79% of our revenues for the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. Our future success depends primarily upon the continued market acceptance of Genentech and other licensees’ commercialized products and the performance by our licensees of their obligations under the applicable license agreements. In addition, our ability to generate royalty revenue depends upon the ability of Genentech and our other licensees to develop, introduce and deliver products that achieve and sustain market acceptance. For example, 60% of the royalties we currently receive from Genentech are dedicated to service the debt related to the QHP Notes that we, through our wholly-owned subsidiary, QHP, issued in November 2009. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

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

Another example is Mylotarg which was marketed by Wyeth and was used for the treatment of acute myeloid leukemia. The drug was initially approved for treatment in 2000 under the FDA’s accelerated approval program which allows for the approval of drugs to treat serious disease with unmet medical need based on surrogate endpoint. This process requires the company to conduct additional clinical trials after approval to confirm the drug’s benefit. In June 2010, the FDA requested the withdrawal of Mylotarg after results from a recent clinical trial raised concern about the drug’s safety and did not demonstrate a clinical benefit to patients. As a result, Pfizer announced that it will be discontinuing commercial availability of Mylotarg and it will not be commercially available to new patients.

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

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declines as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, in July 2009 Roche announced its decision to partially close its manufacturing site in Vacaville, California.

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

As of June 30, 2010, we had $228.0 million in principal that remains outstanding under our 2012 Notes and $115.8 million in principal that remains outstanding under our unsecured 2023 Notes. The 2012 Notes are our senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2023 Notes may be redeemed at our option, in whole or in part, at par value. Holders of the 2023 Notes may require us to repurchase all or a portion of their 2023 Notes at 100% of their principal amount plus any unpaid interest for cash on August 16, 2010 and for cash, or, at our option, shares of our common stock at the average market price for the ten trading days preceding two days prior to the repurchase date, on August 16, 2013 and August 16, 2018. Holders of the 2023 Notes may also require us to repurchase all or a portion of the notes for cash upon the occurrence of a repurchase event in which a change in control has occurred or our common stock is neither listed on a U.S. national securities exchange nor approved for trading over-the-counter. Similarly, holders of the 2012 Notes may require us to purchase all or any portion of their 2012 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and the change of a majority of PDL’s board of directors without the approval of the board of directors.

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

The 2023 Notes and 2012 Notes are currently convertible at any time, at the option of the holder, into shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the 2023 Notes and 2012 Notes. If any or all of the 2023 Notes or 2012 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline.

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

We may experience increases and decreases in our royalty revenues due to fluctuations in foreign currency exchange rates.

A material portion of our royalties are calculated in currencies other than the U.S. dollar. Changes in the values of major foreign currencies, particularly the Eurodollar, relative to the U.S. dollar can significantly affect revenues and our operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. Approximately 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $120 million in revenue, approximately $60 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $6 million less in the current quarter than in the prior year.

To compensate for currency fluctuations, we hedge certain foreign currency exposures with foreign currency exchange contracts to offset the risks associated with these foreign currency exposures. We may suspend the use of these contracts from time to time. When our hedging is active, we enter into foreign currency exchange contracts so that increases or decreases in our foreign currency related exposures are offset by gains or losses on the foreign currency exchange contracts in order to mitigate the risks and volatility in our royalty revenues for which the underlying sales are in currencies other than the U.S. dollar. As a material portion of our royalty revenues are based on international sales by our licensees, we could experience additional foreign currency related volatility in the future, the amounts and timing of which are variable. We will continue to experience foreign currency related fluctuations in our royalty revenues in certain instances when we do not enter into foreign currency exchange contracts or where it is not possible or cost effective to hedge our foreign currency related exposures. Currency related fluctuations in our royalty revenues will vary based on the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency exchange contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

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

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the divestiture with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the divestiture, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of June 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $125.9 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. Earlier this year, Abbott acquired Facet. While our indemnification rights remain intact with the acquisition of Facet, at this time we do not know how Abbott intends to operate Facet or, for example, whether Facet will continue to occupy the Redwood City facilities. As a result, we are unable to determine how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2010

PDL BIOPHARMA, INC.
(Registrant)

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/S/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ KAREN J. WILSON
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)