Form 10-Q
period 2010-09-30
PDL BIOPHARMA, INC.
filed 2010-11-09
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 139,679,752 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Royalties	$86,442	$71,446	$268,846	$247,147
License and other	—	—	—	12,785

Total revenues	86,442	71,446	268,846	259,932

General and administrative expenses	11,110	5,255	29,340	15,538

Operating income	75,332	66,191	239,506	244,394
Gain (loss) on retirement or conversion of convertible notes	(2,354)	323	(18,681)	1,518
Interest and other income, net	167	214	337	860
Interest expense	(9,928)	(3,105)	(34,015)	(10,036)

Income before income taxes	63,217	63,623	187,147	236,736
Income tax expense	23,028	17,217	70,813	75,636

Net income	$40,189	$46,406	$116,334	$161,100

Net income per basic share	$0.32	$0.39	$0.95	$1.35

Net income per diluted share	$0.24	$0.29	$0.67	$0.97

Cash dividends declared per common share	$—	$—	$1.00	$1.00

Shares used to compute net income per basic and diluted share:
Shares used to compute net income per basic share	127,479	119,411	122,209	119,366

Shares used to compute net income per diluted share	172,217	168,576	178,448	172,248

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$200,486	$303,227
Short-term investments	26,704	—
Receivables from licensees	250	1,050
Deferred tax assets	—	1,271
Prepaid and other current assets	7,868	10,288

Total current assets	235,308	315,836

Property and equipment, net	94	171
Long-term deferred tax assets	16,922	10,396
Other assets	5,183	12,008

Total assets	$257,507	$338,411

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,288	$370
Accrued liabilities	21,794	13,310
Deferred revenue	3,213	1,600
Dividend payable	70,199	386
Deferred tax liabilities	298	—
Current portion of convertible notes payable	—	199,998
Current portion of non-recourse notes payable	112,423	77,852

Total current liabilities	209,215	293,516

Convertible notes payable	227,990	228,000
Non-recourse notes payable	112,618	222,148
Other long-term liabilities	12,226	10,700

Total liabilities	562,049	754,364

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,525 and 119,523 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,395	1,195
Additional paid-in capital	(90,316)	(83,850)
Accumulated other comprehensive income	1,343	—
Accumulated deficit	(216,964)	(333,298)

Total stockholders’ deficit	(304,542)	(415,953)

Total liabilities and stockholders’ deficit	$257,507	$338,411

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$116,334	$161,100
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	1,210	1,658
Amortization of non-recourse notes offering costs	5,567	—
Other amortization and depreciation expense	185	957
Loss (gain) on retirement or conversion of convertible notes	18,681	(1,518)
Stock-based compensation expense	525	617
Tax benefit from stock-based compensation arrangements	10,012	66,779
Net excess tax benefit from stock-based compensation	(10,302)	(72,967)
Deferred income taxes	(5,679)	888
Changes in assets and liabilities:
Receivables from licensees	800	13,100
Prepaid and other current assets	5,823	(12,769)
Other assets	142	—
Accounts payable	918	(1,496)
Accrued liabilities	8,484	(23,445)
Deferred revenue	1,613	(100)

Net cash provided by operating activities	154,313	132,804

Cash flows from investing activities
Purchases of investments	(28,810)	—
Maturities of investments	2,000	15,000
Purchase of property and equipment	—	(39)
Release of restricted cash	—	3,469

Net cash provided by (used in) investing activities	(26,810)	18,430

Cash flows from financing activities
Proceeds from issuance of common stock, net of cancellations	—	1,237
Payments for debt issuance costs	—	(2,446)
Repayment of non-recourse notes	(74,959)	—
Retirement of convertible notes	(105,723)	(69,953)
Cash dividend paid	(59,864)	(59,679)
Net excess tax benefit from stock-based compensation	10,302	72,967

Net cash used in financing activities	(230,244)	(57,874)

Net increase (decrease) in cash and cash equivalents	(102,741)	93,360
Cash and cash equivalents at beginning of the period	303,227	129,058

Cash and cash equivalents at end of the period	$200,486	$222,418

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

Since November 2009, the Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiary, QHP Royalty Sub LLC (QHP). For the period from January to November 2009, we had no wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2010 and 2009:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensees	Product Name	2010	2009	2010	2009
Genentech, Inc. (Genentech)	Avastin®	35%	29%	34%	27%
	Herceptin®	32%	38%	33%	29%
	Lucentis®	13%	11%	14%	10%

MedImmune, LLC. (MedImmune)(1)	Synagis®	—	2%	—	14%

Elan Corporation, Plc (Elan)	Tysabri®	10%	11%	10%	8%

(1)	In December 2009, we sent a letter to MedImmune, LLC. (MedImmune) stating that it is in breach of its obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation is pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigate the risk of loss by entering into a netting agreement with our counterparty that provides for aggregate net settlement of all of the foreign currency exchange contracts should our counterparty default on the contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts net of estimated taxes is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings.

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
General and administrative expenses	$166	$205	$525	$589
Income tax effect	(58)	(72)	(184)	(206)

Stock-based compensation expense included in net income	$108	$133	$341	$383

During the nine months ended September 30, 2010, approximately 1.3 million of fully vested stock options with an average exercise price of $20.36 per share were forfeited and expired unexercised.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock, and the assumed conversion of our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes) on a weighted average basis for the period that the notes were outstanding, including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. As of September 30, 2010, the conversion rate for the 2012 Notes was 140.571 shares per $1,000 principal amount of 2012 Notes, or a conversion price of approximately $7.11 per share. The conversion rate for the 2023 Notes was 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share. As of September 30, 2010, the 2023 Notes were fully retired or converted.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Numerator
Net income	$40,189	$46,406	$116,334	$161,100
Add back interest expense for convertible notes, net of estimated tax of $0.5 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $2.1 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively (see Note 10)	987	1,681	3,982	5,444

Income used to compute net income per diluted share	$41,176	$48,087	$120,316	$166,544

Denominator
Total weighted-average shares used to compute basic income per share	127,479	119,411	122,209	119,366
Effect of dilutive stock options	10	34	9	19
Restricted stock outstanding	106	57	99	31
Assumed conversion of 2012 Notes	32,050	22,867	32,050	23,238
Assumed conversion of 2023 Notes	12,572	26,207	24,081	29,594

Shares used to compute net income per diluted share	172,217	168,576	178,448	172,248

Net income per basic share	$0.32	$0.39	$0.95	$1.35

Net income per diluted share	$0.24	$0.29	$0.67	$0.97

We have excluded 0.2 million and 1.6 million of outstanding stock options from our diluted earnings per share calculations for the three months ended September 30, 2010 and 2009, respectively, and we have excluded 0.4 million and 2.8 million of outstanding stock options from our diluted earnings per share calculations for the nine months ended September 30, 2010 and 2009, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was anti-dilutive.

4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method, if any, are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. As of September 30, 2010 and December 31, 2009, we had no Level 3 assets or liabilities. We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The following table summarizes, for assets or liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above:

	September 30, 2010			December 31, 2009
(In thousands)	Level 1	Level 2	Total	Level 1	Total
Assets:
Money market funds	$125,346	$—	$125,346	$296,969	$296,969
Corporate debt securities	16,210	—	16,210	—	—
Commercial paper	—	10,493	10,493	—	—
U.S. government sponsored agency bonds	2,000	—	2,000	—	—
Foreign currency hedge contracts	—	17,121	17,121	—	—

Total	$143,556	$27,614	$171,170	$296,969	$296,969

Liabilities:
Foreign currency hedge contracts	$—	$15,059	$15,059	$—	$—

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and disclosed on a gross basis in the table above. The fair value of commercial paper is estimated based on its carrying value adjusted for observable inputs of the same security.

5. Cash Equivalents and Short-term Investments

As of September 30, 2010, we had invested in money market funds, corporate debt securities, commercial paper and U.S. government sponsored agency bonds. As of December 31, 2009, we had invested in money market funds. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, if any, reported in stockholders’ deficit as accumulated other comprehensive income. The estimated fair value is based upon quoted market prices. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at September 30, 2010 and December 31, 2009 is presented below:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010:
Money market funds	$125,346	$—	$—	$125,346
Corporate debt securities	16,207	9	(6)	16,210
Commerical paper	10,493	—	—	10,493
U.S. government sponsored agency bonds	2,000	—	—	2,000

Total	$154,046	$9	$(6)	$154,049

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$127,345
Short-term investments				26,704

Total				$154,049

December 31, 2009:
Money market funds	$296,969	$—	$—	$296,969

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$296,969

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

During the nine months ended September 30, 2010 and the year ended December 31, 2009, we did not recognize any gains or losses on sales of available-for-sale securities. All investments mature within one year. As of September 30, 2010, the unrealized gain on short-term investments included in other comprehensive income, net of taxes, was approximately $2,000. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2010 because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

6. Foreign Currency Hedging

Our licensees operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in January and May 2010 we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. Our foreign currency exchange contracts used to hedge royalty revenues based on underlying Eurodollar sales are designated as cash flow hedges.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as cash flow hedges at September 30, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$157,981	1.400	$4,504	Sell Eurodollar
Eurodollar	117,941	1.200	(15,059)	Sell Eurodollar

Total	$275,922		$(10,555)

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$170,394	1.510	$1,421	Purchased call option
Eurodollar	129,244	1.315	11,196	Purchased call option

Total	$299,638		$12,617

The following table summarizes information about the fair value of our foreign currency exchange contracts on our Condensed Consolidated Balance Sheet as of September 30, 2010:

Cash Flow Hedge	Location	Fair Value (In thousands)
Foreign currency exchange contracts (net)	Prepaid and other current assets	$3,588
Foreign currency exchange contracts (net)	Other long-term liabilities	(1,526)

		$2,062

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The foreign currency exchange contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of September 30, 2010, the unrealized gain on the effective component of our foreign currency exchange contracts included in other comprehensive income, net of estimated taxes, was $1.3 million. There was no ineffective component of our foreign currency exchange contracts during the nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, we recognized $2.9 million and $4.5 million in royalty revenue from foreign currency exchange contracts which settled during the period, respectively. Approximately $2.3 million is expected to be reclassified from other comprehensive income to earnings in the next 12 months. We did not have foreign currency exchange contracts prior to January 2010.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Non-recourse Notes issuance costs	$3,712	$3,373
Foreign currency hedge	3,588	—
2023 Notes issuance costs	—	524
Prepaid taxes	—	5,847
Other	568	544

Total prepaid and other current assets	$7,868	$10,288

8. Other Assets

Other assets consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Non-recourse Notes issuance costs	$3,718	$9,624
2012 Notes issuance costs	1,425	2,202
Other	40	182

Total other assets	$5,183	$12,008

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Income taxes	$13,116	$81
Consulting and services	4,149	2,154
Compensation	2,757	2,206
Interest	1,595	8,812
Other	177	57

Total accrued liabilities	$21,794	$13,310

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

10. Convertible and Non-Recourse Notes

The following table summarizes our convertible and non-recourse notes activity for the nine months ended September 30, 2010, as well as the balances and fair values at September 30, 2010:

(In thousands)	2012 Notes	2023 Notes	Non-recourse Notes	Total
Balance at December 31, 2009	$228,000	$199,998	$300,000	$727,998
Payment	—	—	(74,959)	(74,959)
Repurchase(1)	—	(84,150)	—	(84,150)
Conversion to common stock(2)	(10)	(61,579)	—	(61,589)
2023 Note retirement or conversion(3)	—	(54,269)	—	(54,269)

Balance at September 30, 2010	$227,990	$—	$225,041	$453,031

Fair value(4)	$221,150	$—	$225,041	$446,191

(1)	During the second quarter of 2010, we repurchased an aggregate of $84.2 million face value of our 2023 Notes, at a premium of 19% to face value in privately negotiated transactions with institutional holders, for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest.
(2)	During the third quarter of 2010, certain holders of the 2023 Notes converted an aggregate of $61.6 million face value of our 2023 Notes into 11.1 million shares of common stock under incentives to induce conversion. We recorded a loss on the induced conversion totaling $2.4 million which comprised $1.2 million for the fair value of 0.2 million of additional shares issued (or 3 shares per $1,000 principal amount of 2023 Notes) to those note holders and $1.2 million of transaction costs.
(3)	In August 2010, we announced our intent to redeem the balance of the 2023 Notes of $54.3 million in September 2010. Based on such notification to the holders of the 2023 Notes, an aggregate of $50.1 million face value of our 2023 Notes was converted to 8.9 million shares of common stock, plus accrued but unpaid interest, and the remaining $4.2 million face value of our 2023 Notes was redeemed for cash, plus accrued but unpaid interest.
(4)	As of September 30, 2010, the fair value of the remaining payments under our 2012 Notes was estimated based on the trading value of the 2012 Notes or $97 per $100 of the 2012 Notes then outstanding. As of September 30, 2010, the fair value of our Non-recourse Notes was estimated to be the carrying value of the notes because management believes that the Non-recourse Notes terms and conditions approximate current market rates.

11. Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net income	$40,189	$46,406	$116,334	$161,100
Other comprehensive income:
Unrealized gain (loss) on foreign currency exchange contracts, net of taxes	(15,747)	—	1,341	—
Unrealized gain on short-term investments, net of taxes	10	—	2	—

Total comprehensive income	$24,452	$46,406	$117,677	$161,100

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

12. Commitments and Contingencies

Genentech Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for our European Patent 0 451 216B (the ‘216 Patent) generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payment received after our receipt of the letter included royalties generated on worldwide sales of the Genentech Products.

If Genentech’s assertions were true, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 33% of our royalty revenue for the first nine months of 2010. Based on announcements by F. Hoffmann-La Roche, Ltd. (Roche) regarding moving more manufacturing outside of the United States, this percentage may increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

In August 2010, we responded to Genentech, stating that we believe its assertions are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. Representatives of the Company have participated in discussions with officials of Genentech and Roche towards resolving this dispute. If a mutually acceptable resolution is not achieved, PDL will vigorously enforce its rights, including those under its agreements with Genentech and against Roche and Novartis AG (Novartis).

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We seek to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products. The complaint alleges that the communication received from Genentech, which states that it was sent at the behest of Roche and Novartis, damaged the Company and constitutes a breach of Genentech’s obligations under its 2003 settlement agreement with PDL. Specifically the complaint: (i) seeks a declaratory judgment from the court that Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) alleges that Genentech, by challenging at the behest of Roche and Novartis whether our SPCs cover the Genentech Products in its August 2010 letter, has breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement; (iv) alleges that Genentech committed a bad faith tortious breach of the implied covenant of good faith and fair dealing in the 2003 settlement agreement; and (v) alleges that Roche and Novartis intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights. The complaint seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees.

In November 2010, Genentech and Roche filed a motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(5), in which they contend that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to PDL’s U.S. patents. To prevail on their motion to dismiss, Genentech and Roche must establish that PDL can prove no set of facts which, if accepted by the court, would entitle PDL to the relief requested in our complaint. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. To prevail on its motion to dismiss for lack of jurisdiction, Roche must establish that its conduct does not permit a Nevada court from adjudicating the claims asserted in the complaint without violating due process. PDL disagrees with the arguments presented in these motions and intends to oppose them. Novartis is expected to provide its response to our complaint in December 2010. The Nevada court has not yet fixed a date on which it would hear and decide Genentech and Roche’s motions.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of up to $1.0 billion. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products. The outcome of this litigation is uncertain, and we may not be successful in our allegations.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under the lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $123.5 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet was to default. In April 2010, Abbott Laboratories acquired Facet. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 related to this guarantee.

13. Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 was $23.0 million and $70.8 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations and adjusting for a portion of the loss on the retirement or conversion of the 2023 Notes which is not tax deductible. Income tax expense for the three and nine months ended September 30, 2009 was $17.2 million and $75.6 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations.

14. Cash Dividends

On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. We paid $59.9 million to our stockholders on April 1, 2010. The record date for the October 1, 2010 dividend was September 15, 2010. As of September 30, 2010, we accrued $70.2 million in dividends payable for the October 2010 dividend payment and for dividends payable on restricted shares of our common stock. On October 1, 2010, we paid $69.8 million in dividends using cash on hand.

Effective September 16, 2010, in connection with the payment of the dividend in October 2010, the conversion ratio for our outstanding 2012 Notes was adjusted to 140.571 shares per $1,000 principal amount of 2012 Notes or a conversion price of approximately $7.11 per share.

PDL BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

15. Subsequent Event

On November 4, 2010, the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. The conversion rate for the 2015 Notes is 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock. Following the exchange transactions, $136.0 million of the 2012 Notes remain outstanding.

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

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, selling the company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. Using proceeds from our first quarter 2010 earnings and cash on hand and, based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.9 million to our stockholders on April 1, 2010. As of September 30, 2010, we had accrued $70.2 million in dividends payable for the October dividend payment and for dividends payable on restricted shares of our common stock. The record date for the October 1, 2010 dividend was September 15, 2010.

Recent Developments

Genentech Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, Inc. (Genentech) asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for our European Patent 0 451 216B (the ‘216 Patent) generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payment received after our receipt of the letter included royalties generated on worldwide sales of the Genentech Products.

If Genentech’s assertions were true, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 33% of our royalty revenue for the first nine months of 2010. Based on announcements by F. Hoffmann-La Roche, Ltd. (Roche) regarding moving more manufacturing outside of the United States, this percentage may increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

In August 2010, we responded to Genentech, stating that we believe its assertions are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. Representatives of the Company have participated in discussions with officials of Genentech and Roche towards resolving this dispute. If a mutually acceptable resolution is not achieved, PDL will vigorously enforce its rights, including those under its agreements with Genentech and against Roche and Novartis AG (Novartis).

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We seek to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products. The complaint alleges that the communication received from Genentech, which states that it was sent at the behest of Roche and Novartis, damaged the Company and constitutes a breach of Genentech’s obligations under its 2003 settlement agreement with PDL. Specifically the complaint: (i) seeks a declaratory judgment from the court that Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) alleges that Genentech, by challenging at the behest of Roche and Novartis whether our SPCs cover the Genentech Products in its August 2010 letter, has breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement; (iv) alleges that Genentech committed a bad faith tortious breach of the implied covenant of good faith and fair dealing in the 2003 settlement agreement; and (v) alleges that Roche and Novartis intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights. The complaint seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees.

In November 2010, Genentech and Roche filed a motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(5), in which they contend that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to PDL’s U.S. patents. To prevail on their motion to dismiss, Genentech and Roche must establish that PDL can prove no set of facts which, if accepted by the court, would entitle PDL to the relief requested in our complaint. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. To prevail on its motion to dismiss for lack of jurisdiction, Roche must establish that its conduct does not permit a Nevada court from adjudicating the claims asserted in the complaint without violating due process. PDL disagrees with the arguments presented in these motions and intends to oppose them. Novartis is expected to provide its response to our complaint in December 2010. The Nevada court has not yet fixed a date on which it would hear and decide Genentech and Roche’s motions.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of up to $1.0 billion. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products. The outcome of this litigation is uncertain, and we may not be successful in our allegations.

2023 Note Retirement

In August 2010, we exchanged an aggregate of $61.6 million face value of our 2.75% Convertible Subordinate Notes due August 16, 2023 (2023 Notes) in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. Subsequent to the exchange transaction, we issued a redemption notice for the remaining principal outstanding after the exchange transaction of $54.3 million. Pursuant to the redemption notice, $50.1 million of the outstanding principal was converted to 8.9 million shares of common stock and $4.2 million was redeemed for cash. As of September 30, 2010, the 2023 Notes were fully retired or converted.

2012 Note Conversion Ratio Adjustment

Effective September 16, 2010, in connection with the payment of the dividend in October 2010, the conversion ratio of our outstanding 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) was adjusted to 140.571 shares of common stock per $1,000 principal amount of 2012 Notes or $7.11 per share of common stock. The adjustment was based on the amount of the dividend and the trading price of our stock pursuant to the terms of the indenture.

Subsequent Event

On November 4, 2010, the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. Following the exchange transactions, $136.0 million of the 2012 Notes remain outstanding.

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

Our European Patent No. 0 451 216B (the ‘216 Patent) expired in December 2009. We have been granted SPCs for the Avastin, Herceptin, Lucentis, Xolair, Synagis® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216 Patent. We have also filed SPC applications for Cimzia® in countries in the European Union based on the ‘216 Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014 except that the SPCs for Herceptin and Synagis will generally expire in July 2014 and August 2014, respectively. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We are not able to file applications for any SPCs after December 2009 when the ‘216 Patent expired. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in this jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. We are currently in an opposition proceeding with respect to the ‘216 Patent at the European Patent Office (EPO). An adverse decision in the opposition proceeding would adversely impact our ability to enforce our SPCs.

MedImmune, LLC. (MedImmune) filed a declaratory judgment against us related to the Queen et al. patents in December 2008. In February 2009, the U.S. Patent and Trademark Office (PTO) declared an interference proceeding between our U.S. Patent No. 5,585,089 (the ‘089 Patent) and a patent application pending to Adair et al. and, on November 23, 2009, the PTO declared a second interference proceeding between certain claims of the U.S. Patent No. 6,180,370 (the ‘370 Patent) and certain pending claims of Adair et al. UCB Pharma S.A. is the assignee of the Adair et al. applications. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

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

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth Pharmaceuticals, Inc. (Wyeth), announced that it will be discontinuing commercial availability of Mylotarg. In December 2009, we declared MedImmune in breach of its license agreement with us and canceled their license agreement pursuant to which they had distributed Synagis and have not received royalties for Synagis sales in the three and nine months ended September 30, 2010. For the three months ended September 30, 2009, we received $0.8 million and $1.6 million in royalties for sales of Mylotarg and Synagis, respectively. For the nine months ended September 30, 2009, we received $1.5 million and $37.6 million in royalties for sales of Mylotarg and Synagis, respectively. For more information about MedImmune, see “Part II. Other Information, Item 1, Legal Proceedings.”

In the three months ended September 30, 2010 and 2009, we received approximately $86.4 million and $71.4 million, respectively, of royalty revenues. In the nine months ended September 30, 2010 and 2009, we received approximately $268.8 million and $247.1 million, respectively, of royalty revenues. The licensees with commercial products as of September 30, 2010 are identified below:

Licensees	Product Names

Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®/RoActemra®

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

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we receive from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter have been and are expected to continue to be higher than the average royalty rates for following quarters. The average royalty rates for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate.

With respect to ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche.

The mix of total ex-U.S.-based Sales and ex-U.S.-based Manufacturing and Sales is outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Avastin
% Ex-U.S. based Sales	49%	46%	49%	46%
% Ex-U.S. based Manufacturing and Sales	27%	0%	20%	0%
Herceptin
% Ex-U.S. based Sales	68%	68%	70%	70%
% Ex-U.S. based Manufacturing and Sales	45%	47%	45%	31%
Lucentis
% Ex-U.S. based Sales	56%	55%	57%	52%
% Ex-U.S. based Manufacturing and Sales	0%	0%	0%	0%
Xolair
% Ex-U.S. based Sales	34%	31%	35%	28%
% Ex-U.S. based Manufacturing and Sales	34%	31%	35%	28%

The information in the table above is based on information provided to us by Genentech in their quarterly reports to us.

In the first nine months of 2010, PDL received royalties generated from three of Genentech’s licensed products; Herceptin, Avastin and Xolair, which were ex-U.S. manufactured and sold. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Wyeth

We entered into a patent license agreement, effective September 1, 1999, pursuant to which we granted to Wyeth a license under our Queen et al. patents to make, use and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Wyeth prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

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

•

Our business success is dependent in significant part on our success in maintaining and protecting our intellectual property rights. If we are unable to protect or defend our intellectual property, our royalty revenues and operating results would be adversely affected. Assertion and defense of our intellectual property rights can be expensive and could result in a significant reduction in the scope or invalidation of our intellectual property rights, which could adversely affect our results of operations.

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

•

In March 2010, the Patient Protection and Affordable Care Act was signed into law along with the related Health Care and Education Reconciliation Act of 2010 (collectively, the Act). The Act represents a major overhaul of the healthcare system in the United States and also includes a number of provisions that may affect our licensees and our royalty revenues.

•

Approximately 50% of our licensees’ product sales are in currencies other than the U.S. dollar; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. Therefore, shifts in currencies can impact our short-term results as well as our long-term revenue and net income projections.

•

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

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ sales of covered products. Generally, under these agreements we receive royalty reports and payments from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty bearing product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

We may also receive annual license maintenance fees, payable at the election of the licensee, to maintain the license then in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured.

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigate the risk of loss by entering into a netting agreement with our counterparty that provides for aggregate net settlement of the foreign currency exchange should our counterparty default on the foreign currency exchange contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency exchange contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts net of estimated taxes on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties, based on Eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Condensed Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues consist of royalty revenues as well as license and other revenues. During the three and nine months ended September 30, 2010 and 2009, our royalty revenues consisted almost entirely of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents.

	Three Months Ended September 30,		Change from Prior Year	Nine Months Ended September 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
Revenues
Royalties	$86,442	$71,446	21%	$268,846	$247,147	9%
License and other	—	—	N/A	—	12,785	-100%

Total revenues	$86,442	$71,446	21%	$268,846	$259,932	3%

Total revenue for the three months ended September 30, 2010 was $86.4 million as compared with $71.4 million for the same period in 2009. Total revenue for the nine months ended September 30, 2010 was $268.8 million as compared with $259.9 million for the same period in 2009. Included in results for the nine months ended September 30, 2009 and not included in the same period in 2010 is the second of two $12.5 million installment payments from Alexion Pharmaceuticals. In addition, as a result of ongoing legal disputes with MedImmune and cancellation of their license agreement by us in December 2009, we did not receive royalties on sales of Synagis in the three and nine months ended September 30, 2010. In the three and nine months ended September 30, 2009, we received royalties of $1.6 million and $37.6 million for sales of Synagis, respectively. We do not expect to receive additional payments from MedImmune unless and until the legal disputes are resolved in our favor.

Excluding royalties for Synagis, royalty revenue increased 24% for the three months ended September 30, 2010 when compared to royalty revenue for the same period in 2009. The growth is primarily driven by increased second quarter 2010 sales of Avastin, Herceptin, Lucentis and Tysabri by our licensees for which we received royalties in the third quarter of 2010. Sales of Avastin, Herceptin, and Lucentis are subject to a tiered royalty rate for product that is manufactured or sold in the United States and a flat royalty rate of 3% for product that is manufactured and sold outside of the United States.

•

Reported sales of Avastin and Herceptin increased 11% and 6%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are manufactured and sold outside the United States. Roche recently reported that global sales of Avastin for advanced colorectal, breast, lung and kidney cancer and for relapsed glioblastoma, rose 14% in the first half of 2010 driven by uptake in colorectal, breast and/or lung cancer. Roche also reported that global sales of Herceptin for HER2-postive breast cancer and advanced stomach cancer increased 8% in the first half of 2010 driven by further penetration in the early and metastatic breast cancer settings, particularly in emerging markets. Additionally, first signs of uptake in Europe of Herceptin in HER2-postive advanced stomach cancer were seen following approval of this new indication in January of this year. Ex-U.S. manufactured and sold Avastin sales represented 27% of total Avastin sales; there were no sales of ex-U.S. manufactured Avastin prior to the fourth quarter of 2009.

•

Reported sales of Lucentis increased 34% when compared to the same period for the prior year. Lucentis is approved for the treatment of age related macular degeneration in the United States and in Europe and received approval for the treatment of macular edema following retinal vein occlusion in June 2010 in the United States. Second quarter 2010 sales increased by 30% in the United States and by 38% internationally.

•

Reported sales of Tysabri increased 14% when compared to the same period for the prior year. Elan recently announced that at the end of June 2010, approximately 52,700 patients were on therapy worldwide representing an increase of 22% over the approximately 43,300 patients who were on the therapy at the end of June 2009. Tysabri royalties are determined at a flat rate as a percent of sales regardless of location of manufacture or sale.

Excluding royalties for Synagis, royalty revenue for the nine months ended September 30, 2010 increased 28% when compared to the same period of 2009. The growth was primarily driven by sales of Avastin, Herceptin, Lucentis and Tysabri by our licensees for which we received royalties during the nine months ended September 30, 2010.

•

Reported sales of Avastin and Herceptin increased 17% and 12%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are ex-U.S. manufactured and sold. As a percent of total Herceptin sales, ex-U.S. manufactured and sold Herceptin increased to 45% from 31% for the same period in the prior year. Ex-U.S. manufactured and sold Avastin sales represented 20% of total Avastin sales in 2010.

•

Reported sales of Lucentis increased 48% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis increased 62% when compared to the same period for the prior year and represented 57% of total global sales.

•

Reported sales of Tysabri increased 23% when compared to the same period for the prior year. Ex-U.S. sales of Tysabri increased 29% when compared to the same period for the prior year, and represented 52% of total global sales.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2010 and 2009:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensees	Product Name	2010	2009	2010	2009
Genentech	Avastin	35%	29%	34%	27%
	Herceptin	32%	38%	33%	29%
	Lucentis	13%	11%	14%	10%

MedImmune(1)	Synagis	—	2%	—	14%

Elan	Tysabri	10%	11%	10%	8%

(1)	In December 2009, we sent a letter to MedImmune stating that they were in breach of their obligations under the license agreement, canceling the license agreement and revoking any licenses and rights granted therein. In February 2010, MedImmune made a royalty payment to an escrow account created pendente lite (while the litigation pending). We do not expect to receive additional payments from MedImmune unless and until the lawsuit is resolved in our favor. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

Under most of the agreements for the license of rights under our humanization patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above several net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche and Roche’s plans to move certain Avastin, Herceptin and Lucentis manufacturing to Europe and Singapore.

General and Administrative Expenses

	Three Months Ended September 30,		Change from Prior Year	Nine Months Ended September 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
General and administrative expenses	$11,110	$5,255	111%	$29,340	$15,538	89%

General and administrative expenses for the three months ended September 30, 2010 were $11.1 million as compared with $5.3 million for the same period in 2009. The increases in general and administrative expenses were primarily driven by increases in legal expense which is a result of the continuing legal dispute with MedImmune and the Genentech matter. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

General and administrative expenses for the nine months ended September 30, 2010 were $29.3 million as compared with $15.5 million for the same period in 2009. The increases in general and administrative expenses were primarily driven by increases in legal expense, professional services expense and compensation expense. The increase in legal expense is a result of the continuing legal dispute with MedImmune, the Genentech matter and the initiation of two interference proceedings with the U.S. Patent and Trademark Office in 2009. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.” The increase in professional services expense is due to costs associated with the implementation of a global royalty audit program, tax consultation and the preparation of a long term sales and royalty forecast by outside consultants. Compensation expense increased primarily as a result of filling staff positions which were vacant in the first half of 2009. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 comprise:

	Three Months Ended September 30,		Change from Prior Year	Nine Months Ended September 30,		Change from Prior Year
(Dollars in thousands)	2010	2009		2010	2009
Compensation and benefits	$965	$821	18%	$2,962	$2,389	24%
Legal expense	8,660	3,063	183%	20,821	7,436	180%
Other professional services	535	567	-6%	2,618	2,133	23%
Insurance	185	238	-22%	608	754	-19%
Depreciation	14	35	-60%	76	957	-92%
Stock-based compensation	166	215	-23%	525	617	-15%
Other	585	316	85%	1,730	1,252	38%

Total general and administrative expenses	$11,110	$5,255	111%	$29,340	$15,538	89%

Non-operating Income and Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gain (loss) on retirement or conversion of convertible notes	$(2,354)	$323	$(18,681)	$1,518
Interest and other income, net	167	214	337	860
Interest expense	(9,928)	(3,105)	(34,015)	(10,036)

Total non-operating income and expense, net	$(12,115)	$(2,568)	$(52,359)	$(7,658)

Non-operating income and expense, net for the three months ended September 30, 2010 was $12.1 million as compared with $2.6 million for the same period in 2009. Non-operating income and expense, net for the nine months ended September 30, 2010 was $52.4 million as compared with $7.7 million for the same period in 2009. In the three months ended September 30, 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible in accordance with the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million. In the nine months ended September 30, 2010, we also repurchased $84.2 million of the 2023 Notes at a 19% premium which resulted in a loss on the repurchase of $16.3 million as compared with an aggregate gain of $1.5 million on the repurchase of $50.0 million of the 2023 Notes and $22.0 million of the 2012 Notes for the same period in 2009. Interest expense increased as a result of the issuance of $300.0 million Non-recourse Notes in November 2009 which bear interest at 10.25% per annum.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 was $23.0 million and $70.8 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations and adjusting for a portion of the loss on the retirement or conversion of the 2023 Notes which is not tax deductible. Income tax expense for the three and nine months ended September 30, 2009 was $17.2 million and $75.6 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2010 and 2009 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income per basic share	$0.32	$0.39	$0.95	$1.35

Net income per diluted share	$0.24	$0.29	$0.67	$0.97

Non-GAAP Earnings per Share

To limit the further dilution from our 2023 Notes, during the three months ended September 30, 2010 we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge to non-operating expense of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million which is not deductible for income tax purposes. To reduce the dilution from the 2023 Notes, during the nine months ended September 30, 2010, we also repurchased at market prices an aggregate $84.2 million face value of the 2023 Notes at an average premium of 19% to face value for total consideration of $100.4 million in cash, plus accrued interest. In the aggregate, these transactions resulted in a charge to non-operating expense of $18.7 million or $17.1 million net of tax. The effect of these transactions was to reduce net income per diluted share from $0.25 to $0.24 for the three months ended September 30, 2010 and $0.77 to $0.67 for the nine months ended September 30, 2010.

During the three months ended September 30, 2009, we repurchased at market prices $17.0 million face value of the 2012 Notes at a 3% discount to face value for total consideration of $16.5 million in cash plus accrued but unpaid interest. This transaction resulted in a gain of $0.3 million or $0.2 million net of tax. During the nine months ended September 30, 2009, we also repurchased at market prices $50.0 million face value of the 2023 Notes at approximately a 2% discount to face value for total consideration of $49.0 million in cash, plus accrued but unpaid interest, and $5.0 million face value of the 2012 Notes at a 10.75% discount to face value for total consideration of $4.5 million in cash, plus accrued but unpaid interest. In the aggregate, these transactions resulted in a gain of $1.5 million or $0.9 million net of tax. The effect of these transactions was to increase net income per diluted share from $0.28 to $0.29 for the three months ended September 30, 2009 and $0.96 to $0.97 for the nine months ended September 30, 2009. The result of the repurchase transactions was to reduce shares used to compute net income per diluted share on an as-converted basis by 15.6 million shares and 8.1 million shares in 2010 and 2009, respectively.

Excluding these transactions, non-GAAP earnings per share was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Numerator
Net income	$40,189	$46,406	$116,334	$161,100
Add back loss (gain) on retirement or conversion of convertible notes	2,354	(323)	18,681	(1,518)
Deduct income tax expense (benefits) on retirement or conversion of convertible notes	—	113	(1,590)	531

Non-GAAP net income	42,543	46,196	133,425	160,113
Add back interest expense for convertible notes, net of estimated tax	987	1,681	3,982	5,444

Non-GAAP income used to compute non-GAAP net income per diluted share	$43,530	$47,877	$137,407	$165,557

Denominator
Shares used to compute net income per diluted share	172,217	168,576	178,448	172,248
Delete shares issued to induce note conversion to common stock (1)	(104)	—	(35)	—

Shares used to compute non-GAAP net income per diluted share	172,113	168,576	178,413	172,248

Non-GAAP net income per diluted share	$0.25	$0.28	$0.77	$0.96

(1)	The shares used to compute Non-GAAP net income per diluted share amounts are the same as the shares used to compute GAAP net income per diluted share amounts, except the shares for the three and nine months ended September 30, 2010 exclude the weighted average effect of shares issued as an incentive to induce conversion of the 2023 Notes in August 2010.

We are presenting certain financial information in conformance with generally accepted accounting principles in the U.S. (GAAP) and also on a non-GAAP basis for the three and nine months ended September 30, 2010 and 2009 because we believe that this non-GAAP information is useful for investors taken in conjunction with the Company’s GAAP financial statements. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP.

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

We had cash, cash equivalents and short-term investments in the aggregate of $227.2 million and $303.2 million at September 30, 2010 and December 31, 2009, respectively. The $76.0 million decrease was primarily attributable to the payment of $105.7 million to retire a portion of the 2023 Notes, our dividend payment on April 1, 2010 of $59.9 million, and our payments of $75.0 million in principal on the Non-recourse Notes offset by net cash provided by operating activities of $154.3 million. We believe that cash on hand and cash from future revenues, net of operating expenses, debt service and income taxes, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010 and October 1, 2010. Using proceeds from our first quarter 2010 earnings and cash on hand and, based on the total shares outstanding as of the March 15, 2010 record date, we paid $59.9 million to our stockholders on April 1, 2010. As of September 30, 2010, we had accrued $70.2 million in dividends payable for the October dividend payment and for dividends payable on restricted shares of our common stock. The record date for the October 1, 2010 dividend was September 15, 2010.

As of September 30, 2010, our material contractual obligations under lease and debt agreements for the next five years and thereafter were as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$136	$11	$1	$—	$148
2012 Notes (including interest payments) (1)	4,560	230,270	—	—	234,830
Non-recourse Notes (including interest payments) (2)	131,873	119,509	—	—	251,382

Total contractual obligations	$136,569	$349,790	$1	$—	$486,360

(1)	On November 4, 2010, the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Following the exchange transactions, $136.0 million of the 2012 Notes remain outstanding. For further information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview, Recent Developments, Subsequent Event”.
(2)	Repayment of the Non-recourse Notes and interest are based on anticipated future royalties to be received from Genentech and the expected final payment date is September 2012.

2012 Notes

In February 2005, we issued the 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 140.571 shares of common stock per $1,000 principal amount of the 2012 Notes or $7.11 per share of common stock, as adjusted for the cash dividend paid on October 1, 2010 and subject to further adjustment in certain events including dividend payments. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

2015 Notes

On November 4, 2010 the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of the 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). Following the exchange transactions, $180.0 million in aggregate principal of the 2015 Notes was outstanding.

The 2015 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock and subject to adjustment in certain events including dividend payments. Interest on the 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014 at 100% of principal amount. The 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Non-Recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license under our related agreements with them. The Non-recourse Notes bear interest at 10.25% per annum and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on the Non-recourse Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by the equity holder (initially PDL) of its equity ownership interest in QHP. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of September 30, 2010, we had repaid $75.0 million in principal and anticipate that the notes will be fully repaid in September 2012.

Operating Lease

In February 2010, we entered into a lease amendment to extend our building lease term to May 2011 and obtained an option to further extend the lease until May 2012 for our office in Incline Village, Nevada.

Contractual Obligations

At September 30, 2010, our principal obligations were our 2012 Notes and our Non-recourse Notes, which in the aggregate totaled $453.0 million in principal. On November 4, 2010, the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of the 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. Following the exchange transactions, $136.0 million of the 2012 Notes remain outstanding.

The 2012 Notes and the 2015 Notes are not puttable by the note holders other than in the context of a fundamental change. We expect that our debt service obligations over the next few years will consist of interest payments and repayment of the 2012 Notes, the 2015 Notes and the Non-recourse-Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Lease Guarantee

In connection with the divestiture of Facet Biotech Corporation (Facet) we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $123.5 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 related to this guarantee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in revenue, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year.

We hedge certain foreign currency exchange risk exposures related to our licensees’ product sales with foreign currency exchange contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We limit the credit risk that our counterparty to these contracts may be unable to perform by transacting with a major bank and monitoring the exposure in the context of current market conditions. We mitigate the risk of loss by entering into a netting agreement with our counterparty that provides for aggregated net settlement should our counterparty default on the foreign currency exchange contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the amount of any unrecognized gains on outstanding contracts net of any unrecognized losses on outstanding contracts at the date of default.

In January and May 2010, we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. We did not have foreign currency exchange contracts prior to January 2010. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our outstanding foreign currency exchange contracts designated as hedges at September 30, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$157,981	1.400	$4,504	Sell Eurodollar
Eurodollar	117,941	1.200	(15,059)	Sell Eurodollar

Total	$275,922		$(10,555)

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$170,394	1.510	$1,421	Purchased call option
Eurodollar	129,244	1.315	11,196	Purchased call option

Total	$299,638		$12,617

Interest Rate Risk

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and the related weighted-average interest rates by year of expected maturity or anticipated repayment for our debt obligations as of September 30, 2010.

(Dollars in thousands)	2010	2011	2012	Total	Fair Value
2012 Notes
Fixed Rate	$—	$—	$227,990	$227,990	$221,150	(1)
Average Interest Rate	2.00%	2.00%	2.00%

Non-recourse Notes
Fixed Rate(3)	$19,673	$119,098	$86,270	$225,041	$225,041	(2)
Average Interest Rate	10.25%	10.25%	10.25%

(1)	The fair value of the 2012 Notes was estimated based on the trading value of these notes at September 30, 2010.
(2)	The fair value of the Non-recourse Notes at September 30, 2010 was estimated to be the carrying value of the notes because management believes that the note terms and conditions approximate current market rates.
(3)	Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

On November 4, 2010 the Company completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of the 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. Following the exchange transactions, $136.0 million of the 2012 Notes remain outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Genentech Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, Inc. (Genentech) asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for our European Patent 0 451 216B (the ‘216 Patent) generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payment received after our receipt of the letter included royalties generated on worldwide sales of the Genentech Products.

If Genentech’s assertions were true, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 33% of our royalty revenue for the first nine months of 2010. Based on announcements by F. Hoffmann-La Roche, Ltd. (Roche) regarding moving more manufacturing outside of the United States, this percentage may increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

In August 2010, we responded to Genentech, stating that we believe its assertions are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. Representatives of the Company have participated in discussions with officials of Genentech and Roche towards resolving this dispute. If a mutually acceptable resolution is not achieved, PDL will vigorously enforce its rights, including those under its agreements with Genentech and against Roche and Novartis AG (Novartis).

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We seek to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products. The complaint alleges that the communication received from Genentech, which states that it was sent at the behest of Roche and Novartis, damaged the Company and constitutes a breach of Genentech’s obligations under its 2003 settlement agreement with PDL. Specifically the complaint: (i) seeks a declaratory judgment from the court that Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) alleges that Genentech, by challenging at the behest of Roche and Novartis whether our SPCs cover the Genentech Products in its August 2010 letter, has breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement; (iv) alleges that Genentech committed a bad faith tortious breach of the implied covenant of good faith and fair dealing in the 2003 settlement agreement; and (v) alleges that Roche and Novartis intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights. The complaint seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees.

In November 2010, Genentech and Roche filed a motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(5), in which they contend that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to PDL’s U.S. patents. To prevail on their motion to dismiss, Genentech and Roche must establish that PDL can prove no set of facts which, if accepted by the court, would entitle PDL to the relief requested in our complaint. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. To prevail on its motion to dismiss for lack of jurisdiction, Roche must establish that its conduct does not permit a Nevada court from adjudicating the claims asserted in the complaint without violating due process. PDL disagrees with the arguments presented in these motions and intends to oppose them. Novartis is expected to provide its response to our complaint in December 2010. The Nevada court has not yet fixed a date on which it would hear and decide Genentech and Roche’s motions.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of up to $1.0 billion. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products. The outcome of this litigation is uncertain, and we may not be successful in our allegations.

European Opposition to ‘216 Patent

In November 2003, in an appeal proceeding of a prior action of the Opposition Division of the European Patent Office (the EPO), the Technical Board of Appeal of the EPO ordered that certain claims in our ‘216 Patent be remitted to the Opposition Division for further prosecution and consideration of issues of patentability, that is, entitlement to priority, novelty, enablement and inventive step. These claims cover the production of humanized antibody light chains that contain amino acid substitutions made under our antibody humanization technology. In April 2007, at an oral proceeding, the Opposition Division upheld claims that are virtually identical to the claims remitted by the Technical Board of Appeal to the Opposition Division. The deadline for filing a notice of appeal has expired. Five opponents filed such notices in a timely manner and, of those, three have filed Grounds of Appeal. The ‘216 Patent remains enforceable during the appeal process. The Technical Board of Appeal has scheduled a hearing for the appeal with respect to the ‘216 Patent to begin on February 28, 2011. We intend to vigorously defend the ‘216 Patent in this proceeding.

Action for Declaratory Judgment by MedImmune

In December 2008, MedImmune, LLC. (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California. MedImmune’s complaint seeks a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis® and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleges (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing, and (iv) fraud. We have answered MedImmune’s complaint and have alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott Laboratories (Abbott), whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States, and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenue associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further allege that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing the Company’s U.S. Patent No. 6,180,370 (the ‘370 Patent) by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

MedImmune has requested that the court award compensatory and punitive damages for breach of contract and fraud, attorney’s fees and an order reinstating the license agreement. We are seeking an award of damages for breach of contract and patent infringement, treble damages for willful infringement, attorney’s fees and a permanent injunction against continued infringement.

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

Interference Proceedings in the U.S. Patent and Trademark Office

On February 25, 2009, the U.S. Patent and Trade Office (the PTO) declared an interference proceeding between certain claims of our U.S. Patent No. 5,585,089 (the ‘089 Patent) and certain pending claims of Adair et al., U.S. Application No. 08/846,658 (the ‘658 Application) under 35 U.S.C. 135(a). UCB Pharma S.A. is the assignee of the ‘658 Application. A hearing was held on January 29, 2010 regarding the first phase of the interference, which relates to substantive motions except those for priority of invention. A decision has not yet been issued. The PTO has scheduled proceedings for the determination of priority of invention, if necessary.

On November 23, 2009, the PTO declared an interference proceeding between certain claims of the ‘370 Patent and certain pending claims of Adair et al., U.S. Application 10/938,117 (the ‘117 Application) under 35 U.S.C. 135(a). UCB Pharma S.A. is the assignee of the ‘117 Application.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business, and which we do not expect to materially impact our financial statements.

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

Our success is dependent in significant part on our ability to protect the scope, validity and enforceability of our intellectual property, including our patents, SPCs and license agreements. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. A finding in such a proceeding narrowing the scope of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our licensees or execute new license agreements.

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

Our revenues in Europe depend on the validity and enforceability of our European patent rights which are currently involved in an opposition proceeding before the EPO and an adverse judgment would severely reduce our future revenues.

Our ‘216 Patent in Europe was granted in 1996 by the EPO. This patent is currently involved in opposition proceedings before the EPO and a hearing has been scheduled to begin on February 28, 2011. We cannot predict the outcome of the opposition proceeding. See “Part II. Other Information, Item 1, Legal Proceedings.”

The ‘216 patent expired on December 28, 2009. To extend the period of enforceability of the ‘216 patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216 Patent, we applied for SPCs in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis, Synagis, Tysabri® and Cimzia® (the SPC Products). These SPCs generally expire in 2014. An adverse decision in the pending European opposition to our ‘216 Patent will have a material negative impact on our ability to collect royalties on European sales of the SPC products which are manufactured outside the United States. Further, while our SPCs extend the period of enforceability of our ‘216 Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information available to us in the quarterly reports from our licensees, the royalties we collect on sales of the SPC Products approximated 33% of our royalty revenue for the first nine months of 2010. Based on announcements by Roche regarding moving manufacturing outside of the United States, we expect this amount to increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States.

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development, as well as continued performance by Genentech of its obligations under its agreements with us.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents and, in future periods, we may receive milestone payments if the licensed products in development achieve certain development milestones and royalty payments if the licensed products receive marketing approval before the expiration of our Queen et al. patents. Genentech accounted for 87%, 71%, 73% and 79% of our revenues for the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008 and 2007, respectively. Our future success depends primarily upon the continued market acceptance of Genentech and other licensees’ commercialized products and upon the ability of Genentech and our other licensees to develop, introduce and deliver products that achieve and sustain market acceptance. For example, 60% of the royalties we currently receive from Genentech are dedicated to service the debt related to the Non-recourse Notes that we, through our wholly-owned subsidiary, QHP Royalty Sub LLC, issued in November 2009. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of licensed products could have a material adverse effect on our business.

In addition, our business and results of operations also depend on Genentech continuing to perform its obligations under its license agreements with us. In August 2010, we received a letter from Genentech asserting that the Genentech Products do not infringe our SPCs for each of the Genentech Products. If these assertions were true, then under the terms of our license agreements with Genentech, it would not owe us royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products. These royalties, which are essentially the same as the royalties at stake in our EPO dispute, accounted for approximately 33% of our royalty revenue for the first nine months of 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this percentage may increase in the future.

We believe that these SPCs are enforceable against the Genentech Products and intend to vigorously assert our SPC-based patent rights. If we are unable to resolve the dispute with Genentech, we may incur significant additional costs and senior management time in asserting our rights under our various agreements with Genentech, whether through courts, arbitration or otherwise. To the extent Genentech stops or reduces payment of royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products, this would have a material negative impact on our cash flow and our ability to pay dividends in the future and would also cause us to extend the anticipated repayment of our Non-recourse Notes due in March 2015 for which we currently anticipate full repayment in September 2012. See “Part II. Other Information, Item 1, Legal Proceedings.”

Certain of our United States patent rights are currently involved in interference proceedings before the United States Patent and Trademark Office and an adverse decision in that proceeding could impact our future revenues.

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

In December 2008, MedImmune, a subsidiary of AstraZeneca plc, filed a lawsuit against us in the United States District Court for the Northern District of California. MedImmune’s complaint seeks a declaratory judgment that the U.S. Queen et al. patents are invalid and/or not infringed by its Synagis and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleges (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing, and (iv) fraud. We answered MedImmune’s complaint alleging certain counterclaims, including alleging that MedImmune has breached the license agreement, and certain affirmative defenses against each of MedImmune’s claims. As a result of MedImmune’s breach of the license agreement, we have terminated the agreement and, as a result, have further alleged in our answer that MedImmune’s commercial activities involving Synagis and motavizumab in the United States infringe the ‘370 patent. MedImmune has requested that the court award compensatory and punitive damages for breach of contract and fraud, attorney’s fees and an order reinstating the license agreement. We are seeking an award of damages for breach of contract and patent infringement, treble damages for willful infringement, attorney’s fees and a permanent injunction against continued infringement.

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

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the U.S. Food and Drug Administration (FDA) requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. In either case, our revenues could be materially and adversely affected.

For example, in February 2005, Elan Corporation, Plc (Elan) and Biogen Idec Inc. (Biogen Idec) announced that they had voluntarily suspended the marketing and commercial distribution of Tysabri, a drug approved for the treatment of multiple sclerosis that is licensed under Queen et al. patents, because of the occurrence of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri. In July 2006, Elan and Biogen Idec reintroduced Tysabri; however, Tysabri’s label now includes prominent warnings regarding Tysabri’s risks and Elan and Biogen Idec have implemented a risk management program to inform physicians and patients of the benefits and risks of Tysabri and to minimize the risk of PML potentially associated with Tysabri. Regulatory authorities worldwide continue to monitor the safety and efficacy of Tysabri. If physicians prescribe Tysabri less frequently due to the PML risk, or if Elan and Biogen Idec or various regulatory authorities suspend the marketing of Tysabri, the amount of royalties we receive will be adversely affected.

Another example is Mylotarg which was marketed by Wyeth Pharmaceuticals, Inc. (Wyeth) and was used for the treatment of acute myeloid leukemia. The drug was initially approved for treatment in 2000 under the FDA’s accelerated approval program which allows for the approval of drugs to treat serious disease with unmet medical need based on surrogate endpoint. This process requires the company to conduct additional clinical trials after approval to confirm the drug’s benefit. In June 2010, the FDA requested the withdrawal of Mylotarg after results from a recent clinical trial raised concern about the drug’s safety and did not demonstrate a clinical benefit to patients. As a result, Pfizer Inc., the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg and it will not be commercially available to new patients.

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

As of November 4, 2010, $136.0 million in principal remained outstanding under our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and $180.0 million in principal that remained outstanding under our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). The 2012 Notes are senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010 and February 14, 2011 and at 100.29% of principal amount if redeemed between February 15, 2011 and the maturity date. The 2015 Notes are senior unsecured debt that will be redeemable by us in whole or in part at any time on or after August 15, 2014 at a redemption price equal to 100% of principal amount to be redeemed together with accrued but unpaid interest thereon. Holders of the 2012 Notes and the 2015 Notes may require us to purchase all or any portion of their 2012 Notes or the 2015 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and the change of a majority of PDL’s board of directors without the approval of the board of directors.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders. We may continue to redeem, repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

If any or all of the convertible notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these repurchase or other obligations, it may result in a default under the indenture which could result in a default under certain of our other debt instruments, if any.

The conversion of any of the 2012 Notes or the 2015 Notes into shares of our common stock would have a dilutive effect which could cause our stock price to go down.

The 2012 Notes and the 2015 Notes are currently convertible at any time, at the option of the holder, into shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the 2012 Notes and the 2015 Notes. If any or all of the 2012 Notes or the 2015 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline.

The conversion rate as of November 4, 2010, for both the 2012 Notes and the 2015 Notes is 140.571 shares of common stock per $1,000 principal amount or $7.11 per share of common stock. In connection with the cash dividend paid on October 1, 2010 to stockholders of record on September 15, 2010, the conversion rate of the 2012 Notes was adjusted upward. The conversion rate for the 2012 Notes was previously 128.318 shares of common stock per $1,000 principal amount of the 2012 Notes or $7.79 per share of common stock. Because the conversion rates of the 2012 Notes and the 2015 Notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders will experience more dilution if any or all of the 2012 Notes or the 2015 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

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

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents, which finally expire in December of 2014. Unless we develop other sources of revenue, we will no longer receive patent-related royalties once our licensees have sold all their inventory of licensed product that was manufactured before the expiration of the Queen et al. patents. As a result, our common stock will likely lose value.

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

The Genentech agreement provides for a tiered royalty structure under which the royalty rate Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declines as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on a percentage of the underlying ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, Roche has announced plans to move certain Avastin, Herceptin and Lucentis manufacturing to Europe and Singapore.

In addition, to the extent the royalties we collect on ex-U.S.-based Manufacturing and Sales of the Genentech Products are reduced or eliminated as a result of our current dispute with Genentech, this would have a material negative impact on our cash flow and our ability to pay dividends in the future and would also cause us to extend the anticipated repayment of our Non-recourse Notes due in March 2015 for which we currently anticipate full repayment in September 2012. See “Part II. Other Information, Item 1, Legal Proceedings.”

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

A material portion of our royalties are calculated based on sales in currencies other than the U.S. dollar. Fluctuations in foreign currency rates, particularly the Eurodollar, relative to the U.S. dollar can significantly affect revenues and our operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. For example, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar exchange rates remained unchanged. Approximately 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenue may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in revenue, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year.

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

To be successful, we must attract, retain and integrate qualified personnel. Our business is managing our antibody humanization patents and royalties assets which requires only a small number of employees. Due to the unique nature and location of our company, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

Our agreements with Facet may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements associated with the divestiture of Facet Biotech Corporation (Facet) in December 2008, including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement, and Cross License Agreement, were negotiated in the context of the divestiture while Facet was still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may have obligations for which we may not be able to collect under our indemnification rights from Facet.

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the divestiture with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the divestiture, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of September 30, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $123.5 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. Earlier this year, Abbott acquired Facet. While our indemnification rights remain intact with the acquisition of Facet, at this time we do not know how Abbott intends to operate Facet or, for example, whether Facet will continue to occupy the Redwood City facilities. As a result, we are unable to determine how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change.

We may enter into acquisitions or other material royalty transactions now and in the future and such acquisitions may not produce anticipated royalty revenues.

We are engaged in a continual review of opportunities to acquire existing royalties or to acquire companies that hold royalties. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. The success of our royalty acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments. The failure of any of these acquisitions to produce anticipated royalty revenues may materially and adversely affect our financial condition and results of operations.

We depend on our licensees for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

The royalty payments we receive are determined by our licensees based on their reported sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license agreements provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenue in later periods and may require expense on the part of the Company.

ITEM 6.	EXHIBITS

4.1*	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010

10.1*	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003†

10.2*	Amended and Restated Patent Licensing Master Agreement between the Company and Genentech, Inc., dated July 27, 2009†

10.3*	Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009

10.4	Form of Exchange Agreement between the Company and certain holders of the Company’s 2.75% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2010)

10.5	Form of Exchange Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2010)

10.6	Form of Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2010)

10.7	Form of Exchange and Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 27, 2010)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2010

PDL BIOPHARMA, INC.
(Registrant)

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/S/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ KAREN J. WILSON
Karen J. Wilson
Vice President Finance
(Principal Accounting Officer)