Form 10-K
period 2010-12-31
PDL BIOPHARMA, INC.
filed 2011-03-01
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of common stock on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $671,471,963.

As of February 22, 2011, the registrant had outstanding 139,679,752 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2011 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2010 Form 10-K Annual Report

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

Overview

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business is the management of our antibody humanization patents and royalty assets which consist of our Queen et al. patents and license agreements with leading pharmaceutical and biotechnology companies pursuant to which we have licensed certain rights under our Queen et al. patents. We receive royalties based on these license agreements on sales of a number of humanized antibody products marketed today and also may receive royalty payments on additional humanized antibody products launched before final patent expiry in 2014. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies.

Until December 2008, our business included a biotechnology operation which was focused on the discovery and development of novel antibodies which we spun-off (the Spin-Off) as Facet Biotech Corporation (Facet). From March 2005 until March 2008, we also had commercial and manufacturing operations which we partially divested in 2006 and fully divested in 2008. The financial results of our former biotechnology and manufacturing operations as well as our former commercial operation are presented as discontinued operations in the Consolidated Statements of Operations.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, selling the company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010, and October 1, 2010. Using proceeds from our 2010 earnings and cash on hand, we paid $59.9 million to our stockholders on April 1, 2010, and $69.8 million on October 1, 2010, to stockholders of record on March 15 and September 15, respectively.

2011 Dividends

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to its stockholders in 2011 will be $0.15 per share of common stock and payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors will review the Company’s total annual dividend payment for the prior year and determine whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

In December 2008, MedImmune LLC (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California (the U.S. District Court). MedImmune’s complaint sought a declaratory judgment that the U.S. patents are invalid and/or not infringed by its Synagis® and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleged (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune was entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing and (iv) fraud.

We answered MedImmune’s complaint and alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott Laboratories (Abbott), whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States, and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenues associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further alleged that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing our U.S. Patent No. 6,180,370 (the ’370 Patent) by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

On January 7, 2011, the U.S. District Court ruled on summary judgment that (i) the sole patent claim asserted in the litigation to support our allegation that MedImmune’s product Synagis infringes our patent rights, claim 28 of the ‘370 Patent, is invalid as anticipated by a prior art patent; (ii) MedImmune did not breach its obligations under its license agreement with PDL by failing to pay royalties on sales of Synagis by its exclusive ex-US distributor, Abbott; (iii) MedImmune is not entitled to recoup from us royalties on sales of Synagis that MedImmune paid on European patent rights that were ultimately revoked; and (iv) issues of fact require a jury trial to decide our claim that MedImmune breached the license agreement by requiring that we consent to commercially unreasonable and contractually insupportable conditions to permit an independent audit of Synagis sales and revenue.

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against European Patent No. 0 451 216B (the ‘216B Patent) including the opposition owned by BioTransplant Incorporated (BioTransplant). For further information, see “Item 3—Legal Proceedings.”

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark office (PTO) involving our U.S. Patent No. 5,585,089 patent (the ‘089 Patent) and the ‘370 Patent in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. For further information, see “Item 3—Legal Proceedings.”

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis AG (Novartis). Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court which also includes Genentech, Inc. (Genentech) and F. Hoffman Roche Ltd (Roche) as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis made by Novartis during calendar year 2011 and beyond. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. We do not currently expect such amount to materially impact our total annual revenues. For further information, see “Item 3—Legal Proceedings.”

European Opposition to ‘216B Patent

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2010, approximately 35% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States. For further information, see “Item 3—Legal Proceedings.”

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount will increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit. The outcome of this litigation is uncertain and we may not be successful in our allegations. For further information, see “Item 3—Legal Proceedings.”

Convertible Notes

2012 Notes and 2015 Notes

Effective September 16, 2010, in connection with the payment of the dividend on October 1, 2010, the conversion ratio for our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) was adjusted to 140.571 shares of common stock per $1,000 principal amount of each of the notes or $7.11 per share of common stock. The adjustment was based on the amount of the dividend and the trading price of our stock pursuant to the terms of the indenture.

We have actively been working to restructure the Company’s capital and reduce dilution associated with our convertible notes. As part of those efforts, in November 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated exchange transactions with the note holders. If we do not retire the 2012 Notes before their maturity, the Company will have to pay the outstanding principal balance of the 2012 Notes. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. In December 2010, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to face value for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. Following these transactions, $133.5 million of the 2012 Notes remain outstanding at December 31, 2010. The conversion rate for the 2015 Notes is 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2010, $180 million of the 2015 Notes were outstanding.

2023 Notes Retirement

In conjunction with our capital restructuring efforts, during the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), in the open market at a premium of 19% to face value for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest. In August 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. Subsequent to the exchange transaction, we issued a redemption notice for the remaining principal outstanding after the exchange transaction of $54.3 million. Pursuant to the redemption notice, $50.1 million of the outstanding principal was converted to 8.9 million shares of common stock and $4.2 million was redeemed for cash. As of December 31, 2010, the 2023 Notes were fully retired.

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

The ‘216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin, Herceptin, Lucentis, Xolair and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014 except that the SPCs for Herceptin will generally expire in August 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We are not able to file applications for any new SPCs after December 2009 when the ‘216B Patent expired. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in that jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. There was an opposition proceeding with respect to the ‘216B Patent in the EPO. Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2010, approximately 35% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States. For further information, see “Item 3—Legal Proceedings.”

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Our licensing agreements generally entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry. We also expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents.

Licensing Agreements for Marketed Products

In the year ended December 31, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth Pharmaceuticals, Inc. (Wyeth), announced that it will be discontinuing commercial availability of Mylotarg. For the years ended December 31, 2010, 2009 and 2008, we received royalties of $0.9 million, $1.9 million and $0.9 million for sales of Mylotarg, respectively.

For the years ended December 31, 2010, 2009 and 2008, we received approximately $343.5 million, $305.0 million and $278.7 million, respectively, of royalty revenues under license agreements. The licensees with commercial products as of December 31, 2010 are listed below:

Licensees	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra® / RoActemra®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, pursuant to which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products. Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates are outlined below:

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

With respect to royalty-bearing products that are both manufactured and sold outside of the United States, the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. The percentage of total global sales that were generated outside of the United States and the percentage of total global sales that were ex-U.S. based Manufacturing and Sales are outlined in the following table:

	Year Ended December 31,
	2010	2009	2008
Avastin
Ex-U.S.-based sales	50%	46%	43%
Ex-U.S.-based Manufacturing and Sales	21%	0%	0%
Herceptin
Ex-U.S.-based sales	70%	70%	70%
Ex-U.S.-based Manufacturing and Sales	44%	29%	34%
Lucentis
Ex-U.S.-based sales	56%	53%	51%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	35%	29%	25%
Ex-U.S.-based Manufacturing and Sales	35%	29%	24%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the year ended December 31, 2010, PDL received royalties generated from three of Genentech’s licensed products which were ex-U.S. manufactured and sold: Herceptin, Avastin and Xolair. Prior to the first quarter of

2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis, that the plants were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and that Roche expects the plants to be registered to produce bulk Avastin and Lucentis for use in Europe in 2011. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, pursuant to which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product (RoActemra in Europe). The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive milestone payments based on certain development milestones. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, both Eli Lilly and Company (Lilly) and Wyeth have licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. Another example is trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. The T-DM1 clinical program is concentrated on treatment of Herceptin-experienced metastatic breast cancer patients.

Major Customers

Our revenues consist almost entirely of royalties, although we also receive periodic milestone payments from licensees of our Queen et al. patents and, in future periods, we may continue to receive milestone payments if the licensed products in development achieve certain development milestones as well as royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. In 2010, 2009 and 2008, Genentech accounted for 86%, 71% and 73% of our revenues, respectively; MedImmune accounted for zero, 13% and 14% of our revenues, respectively; and Elan accounted for 10%, 9% and 7% of our revenues, respectively.

Employees

As of February 28, 2011, we had eight full-time employees and one part-time employee managing our intellectual property, our licensing operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

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

Any of these proceedings could further result in either loss of a patent or loss or reduction in the scope of one or more of the claims of the patent or claims underlying an SPC. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to collect royalties or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries. Additionally, we depend on our license agreements to enforce royalty obligations against our licensees. Any limitations in our ability to enforce the scope and/or interpretation of the various licensee obligations in our licenses and related agreements could reduce our ability to collect royalties based on our license agreements. As a result of these factors, we are unable to predict the extent of our intellectual property protection in any country. For further information, see “Item 3—Legal Proceedings.”

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment would severely reduce our future revenues.

Our ‘216B Patent in Europe was granted in 1996 by the EPO. The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis and Tysabri to the extent these products are made and sold outside the United States (the SPC Products). These SPCs generally expire in 2014. While our SPCs extend the period of enforceability of our ‘216B Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims and/or whether the product named in the SPC actually infringes those claims and whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions and proceedings. In addition, the European Court of Justice is expected to decide in a case currently pending before them whether a product covered by an SPC must be specifically disclosed in a base patent specification on which an SPC is derived in order for that SPC to be valid. If the European Court of Justice decides that a base patent must disclose the product covered by an SPC in detail, such a decision could materially impact the enforceability of our SPCs against the SPC Products. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving manufacturing outside of the United States, we expect this amount to increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Item 3—Legal Proceedings.”

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development, as well as continued performance by Genentech of its obligations under its agreements with us.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents of which the Genentech Products accounted for 86%, 71% and 73% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Our future success depends upon the continued market acceptance of the Genentech products and upon the ability of Genentech to develop, introduce and deliver products that achieve and sustain market acceptance. For example, 60% of the royalties we currently receive from Genentech are dedicated to service the debt related to our QHP PhaRMA Senior Secured Notes due March 15, 2015 (the Non-recourse Notes) that we, through our wholly-owned subsidiary, QHP Royalty Sub LLC, issued in November 2009. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of Genentech Products could have a material adverse effect on our business.

In addition, our business and results of operations also depend on Genentech continuing to perform its obligations under its license agreements with us. In August 2010, we received a letter from Genentech on behalf of Roche and Novartis asserting that the Genentech Products do not infringe our SPCs for each of the Genentech Products. If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products. These royalties, which are essentially the same as the royalties that were at stake in our EPO dispute, accounted for approximately 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this percentage will increase in the future.

We believe that these SPCs are enforceable against the Genentech Products and intend to vigorously assert our SPC-based patent rights. If we are unable to resolve the dispute with Genentech, we may incur significant additional costs and senior management time in asserting our rights under our various agreements with Genentech, whether through courts, arbitration or otherwise. To the extent Genentech stops or reduces payment of royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products, this would have a material negative impact on our cash flow and our ability to pay dividends in the future and would also cause us to extend the anticipated repayment of our Non-recourse Notes due in March 2015 for which we currently anticipate full repayment in the third quarter of 2012.

In addition, to the extent the royalties we collect on ex-U.S.-based Manufacturing and Sales of the Genentech Products are reduced or eliminated as a result of our current dispute with Genentech, this would have a material negative impact on our cash flow and our ability to pay dividends in the future and would also cause us to extend the anticipated repayment of our subsidiary’s Non-recourse Notes due in March 2015 for which we currently anticipate full repayment in the third quarter of 2012. See “Item 3—Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. In either case, our revenues could be materially and adversely affected.

For example, in February 2005, Elan and Biogen Idec Inc. (Biogen Idec) announced that they had voluntarily suspended the marketing and commercial distribution of Tysabri, a drug approved for the treatment of multiple sclerosis that is licensed under Queen et al. patents, because of the occurrence of progressive multifocal leukoencephalopathy (PML), a rare and frequently fatal, demyelinating disease of the central nervous system, in certain patients treated with Tysabri. In July 2006, Elan and Biogen Idec reintroduced Tysabri; however, Tysabri’s label now includes prominent warnings regarding Tysabri’s risks and Elan and Biogen Idec have implemented a risk management program to inform physicians and patients of the benefits and risks of Tysabri and to minimize the risk of PML potentially associated with Tysabri. In December 2010, Elan and Biogen Idec announced that they had submitted a supplemental Biologics License to the FDA and a Type II Variation to the European Medicines Agency to request review and approval to update the product labeling to include anti-JC-virus antibody status as one potential factor to help stratify risk of PML in the Tysabri-treated population. Regulatory authorities worldwide continue to monitor the safety and efficacy of Tysabri. If physicians prescribe Tysabri less frequently due to the PML risk, or if Elan and Biogen Idec or various regulatory authorities suspend the marketing of Tysabri, the amount of royalties we receive will be adversely affected.

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

Our licensees face competition.

Our licensees face competition from other pharmaceutical and biotechnology companies. The introduction of new competitive products or follow-on biologics may result in lost market share for our licensees, reduced use of licensed products, lower prices and/or reduced licensed product sales, any of which could reduce our royalty revenues and have a material adverse effect on our results of operations.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of dividends to our stockholders.

As of December 31, 2010, $133.5 million in principal remained outstanding under the 2012 Notes and $180.0 million in principal outstanding under the 2015 Notes. The 2012 Notes are senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010, at 100.57% of principal amount if redeemed between February 19, 2010, and February 14, 2011, and at 100.29% of principal amount if redeemed between February 15, 2011, and the maturity date. The 2015 Notes are senior unsecured debt that are redeemable by us in whole or in part at any time on or after August 15, 2014, at a redemption price equal to 100% of principal amount to be redeemed together with accrued but unpaid interest thereon. Holders of the 2012 Notes and the 2015 Notes may require us to purchase all or any portion of their 2012 Notes or the 2015 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and the change of a majority of PDL’s board of directors without the approval of the board of directors.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any royalty asset acquisition. We may continue to redeem, repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

If any or all of the convertible notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on February 15, 2012, we will have to pay the full aggregate principal amount of the 2012 Notes, $133.5 million as of December 31, 2010, if the 2012 Notes remain outstanding on such date. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these repurchase or other obligations, it may result in a default under the indenture which could result in a default under certain of our other debt instruments, if any.

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

The conversion rates as of December 31, 2010, for both the 2012 Notes and the 2015 Notes are 140.571 shares of common stock per $1,000 principal amount or $7.11 per share of common stock. Because the conversion rates of the 2012 Notes and the 2015 Notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders will experience more dilution if any or all of the 2012 Notes or the 2015 Notes are converted into shares of our common stock after the adjusted conversion rates became effective.

Changes in the third-party reimbursement environment may affect product sales from which we generate royalty revenues.

Sales of products from which we generate royalties will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health administration authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007; changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products, sales to collaborators and may have a material adverse effect on our royalties which depend on such product sales. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

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

In addition to all of the risk factors listed herein, the payment of dividends or distributions to our stockholders may reduce the price of our common stock. If the price of our common stock were to fall below NASDAQ listing standards as we approach the date of patent expiration, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our revenues and operating results will likely fluctuate in future periods.

Our royalty revenues may be unpredictable and fluctuate because they depend upon, among other things, the rate of growth of sales of licensed products as well as the mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales in connection with our master patent license agreement with Genentech.

The Genentech agreement provides for a tiered royalty structure. The royalty rate Genentech must pay on 95% of the underlying gross U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declines as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter—which would be for Genentech’s sales from the first calendar quarter—has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when Genentech’s U.S.-based Sales bear royalties at a 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, Roche has announced plans to move certain Avastin and Lucentis manufacturing to Singapore.

We may experience increases and decreases in our royalty revenues due to fluctuations in foreign currency exchange rates and we may be unsuccessful in our attempts to mitigate this risk.

A material portion of our royalties are calculated based on sales in currencies other than the U.S. dollar. Fluctuations in foreign currency rates, particularly the Eurodollar, relative to the U.S. dollar can significantly affect our revenues and operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. For example, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar exchange rates remained unchanged. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year.

To compensate for currency fluctuations, we hedge certain foreign currency exposures with foreign currency exchange contracts to offset the risks associated with these foreign currency exposures. We may suspend the use of these contracts from time to time or we may be unsuccessful in our attempt to hedge our foreign currency risk.

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

To be successful, we must attract, retain and integrate qualified personnel. Our business is managing our Queen et al. patents and royalty assets which requires only a small number of employees. Due to the unique nature and location of our company, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

Our agreements with Facet may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

The agreements associated with the divestiture of Facet in December 2008, including the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement and Cross License Agreement, were negotiated in the context of the divestiture while Facet was still part of PDL and, accordingly, may not reflect more favorable terms that may have resulted from arm’s-length negotiations between unaffiliated third parties.

We may have obligations for which we may not be able to collect under our indemnification rights from Facet.

Under the terms of the separation and distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the divestiture with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the divestiture, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters and which are now occupied by Facet under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $121.0 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp. While our indemnification rights remain intact with the acquisition of Facet, we do not know how Abbott intends to operate Facet or, for example, whether Facet will continue to occupy the Redwood City facilities. As a result, we are unable to determine how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. See “Item 2—Properties.”

We may enter into acquisitions or other material royalty asset transactions now and in the future and such acquisitions may not produce anticipated royalty revenues.

We are engaged in a continual review of opportunities to acquire existing royalty assets or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future royalty asset acquisition opportunities in our markets could increase the price we pay for royalty assets we acquire and could reduce the number of potential acquisition targets. The success of our royalty asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of royalty payments. The failure of any of these acquisitions to produce anticipated royalty revenues may materially and adversely affect our financial condition and results of operations.

We depend on our licensees for the determination of royalty payments. We may not be able to detect errors and payment calculations may call for retroactive adjustments.

The royalty payments we receive are determined by our licensees based on their reported sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license agreements provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In November 2008, we entered into a lease for 3,775 square feet of office space in Incline Village, Nevada, which now serves as our corporate headquarters. In February 2010, we entered into a lease amendment to extend our building lease term to May 2011 and obtained an option to further extend the lease until May 2012. In February 2011, we entered into a second amendment to extend our building lease term until May 2012. Except as set forth above, we do not own or lease other properties.

In July 2006, we entered into two leases and a sublease for the facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Pursuant to amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments pursuant to which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease term or terminate the leases, and Facet assumed all of our obligations under the leases. Pursuant to the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

ITEM 3.	LEGAL PROCEEDINGS

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

In December 2008, MedImmune filed a lawsuit against us in the U.S. District Court. MedImmune’s complaint sought a declaratory judgment that the U.S. patents are invalid and/or not infringed by its Synagis and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleged (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing and (iv) fraud.

We answered MedImmune’s complaint and alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott, whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenues associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further alleged that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing the ‘370 Patent by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

On January 7, 2011, the U.S. District Court ruled on summary judgment that (i) the sole patent claim asserted in the litigation to support our allegation that MedImmune’s product Synagis infringes our patent rights, claim 28 of the ’370 Patent, is invalid as anticipated by a prior art patent; (ii) MedImmune did not breach its obligations under its license agreement with PDL by failing to pay royalties on sales of Synagis by its exclusive ex-US distributor, Abbott; (iii) MedImmune is not entitled to recoup from us royalties on sales of Synagis that MedImmune paid on European patent rights that were ultimately revoked; and (iv) issues of fact require a jury trial to decide our claim that MedImmune breached the license agreement by requiring that we consent to commercially unreasonable and contractually insupportable conditions to permit an independent audit of Synagis sales and revenues.

A jury trial was scheduled take place beginning on March 7, 2011. The trial would have excluded certain claims by us and would have primarily related to claims by MedImmune regarding an alleged breach of certain most favored licensee obligations of PDL in our license agreement with MedImmune and MedImmune’s related fraud allegations against PDL.

In the event that MedImmune would have prevailed at trial on its most favored licensee claim, MedImmune may have requested the court to order a recoupment of a portion of its past royalty payments to PDL. Because there were various aspects to MedImmune’s most favored licensee claim, the amount of recoupment that MedImmune may have sought in such event would have depended on specific determinations made at trial. However, the amount of recoupment sought may have been as high as approximately $140 million, plus interest, with respect to MedImmune’s allegations regarding breach of the most favored licensee obligations. In addition, if MedImmune would have prevailed at trial on its fraud allegations with respect to the negotiation and signing of the license agreement in 1997, MedImmune may have argued that it was entitled to recoup all of the more than $280 million in royalties paid to PDL under the license agreement with respect to sales of Synagis from 1998 through the end of 2009, plus interest.

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the EPO relating to the opposition against our ‘216B Patent including the opposition owned by BioTransplant.

Acquisition of BioTransplant

On February 8, 2011, the United States Bankruptcy Court for the District of Massachusetts issued an order approving the acquisition of BioTransplant by our wholly owned subsidiary, BTI Acquisitions I Corp. for $415,000. In February 2011, we instructed BioTransplant’s representative before the EPO to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. We believe that BioTransplant’s activities before the EPO, including payment of counsel fees, were financially supported by MedImmune. By virtue of our acquisition of BioTransplant and settlement of all of our disputes with MedImmune, including their financial support of BioTransplant’s appeal in the opposition proceeding, we were able to ensure that BioTransplant’s opposition and appeal would be withdrawn in accordance with the governing rules of practice before the EPO.

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB. Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the PTO involving the ‘089 Patent and the ‘370 Patent in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. In addition, PDL agreed to withdraw its opposition to a UCB patent in the EPO and provided UCB a covenant not to sue with respect to one of its development stage products that may or may not be approved within the term of the Queen et al. patent portfolio. No additional payments will be owed by UCB to PDL under the Queen et al. patents in respect of Cimzia sales for any indication. Further, UCB has agreed not to challenge or assist other parties in challenging the Queen et al. patent portfolio in the future.

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis. Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court, which also includes Genentech and Roche as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B

Patent. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis made by Novartis during calendar year 2011 and beyond. We do not currently expect such amount to materially impact our total annual revenues.

Termination of European Opposition to ‘216B Patent

In 2007, the Opposition Division of the EPO found the ‘216B Patent to be valid in an opposition proceeding brought by multiple parties. Five of the opposing parties filed notices of appeal to the Technical Board of Appeal of the EPO seeking to have the decision of the Opposition Division upholding the ‘216B Patent overturned. Three of those parties filed detailed grounds of appeal: UCB, BioTransplant, whose counsel we believe has been financially supported by MedImmune, and Novartis. Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the decision of the Opposition Division in 2007 upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2010, approximately 35% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech on behalf of Roche and Novartis asserting that the Genentech Products do not infringe the SPCs granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States. Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount will increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

In August 2010, we responded to Genentech, stating that we believe its assertions are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. Representatives of the Company have participated in discussions with officials of Genentech and Roche towards resolving this dispute. If a mutually acceptable resolution is not achieved, PDL will vigorously enforce its rights, including those under its agreements with Genentech and against Roche and Novartis.

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

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products.

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

In December 2010, Novartis filed a motion to dismiss our complaint under Nevada Rules of Civil Procedure 12(b)(2) for lack of personal jurisdiction and 12(b)(5) for failure to state a claim. As noted above, to prevail on its motion for lack of personal jurisdiction, Novartis must establish that its conduct does not permit a Nevada court from adjudicating the claims asserted in the complaint without violating due process. Alternatively, Novartis has asserted that, even if jurisdiction is proper, Switzerland, and not Nevada, is the proper forum for PDL’s claim of interference with contractual relations. To prevail on their motion to dismiss for failure to state a claim, Novartis must establish that PDL can prove no set of facts which, if accepted by the court, would entitle PDL to the relief requested in our complaint. PDL disagrees with the arguments presented in these motions and intends to oppose them.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court against Genentech, Roche and Novartis.

Genentech and Roche continue to be parties to the Nevada suit. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PDLI.” Prices indicated below are the high and low intra-day sales prices per share of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	High	Low
2010
First Quarter	$7.30	$6.05
Second Quarter	$6.68	$5.03
Third Quarter	$6.75	$4.97
Fourth Quarter	$6.55	$5.13

2009
First Quarter	$7.35	$5.20
Second Quarter	$8.04	$6.57
Third Quarter	$9.32	$7.61
Fourth Quarter	$9.13	$6.32

As of February 22, 2011, we had approximately 154 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners which deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

In April 2009 and October 2009, we paid cash dividends of $59.7 million, or $0.50 per share of common stock, and $59.7 million, or $0.50 per share of common stock, respectively, to our stockholders using cash on hand and proceeds from our 2009 earnings. In December 2009, we paid an additional cash dividend of $199.6 million, or $1.67 per share of common stock, to our stockholders using a portion of the proceeds from the issuance of the QHP PhaRMA Senior Secured Notes due March 15, 2015 (the Non-recourse Notes). In connection with the payment of these dividends, the conversion rates for 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes) and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), which are now retired, were adjusted upward based on the amount of the dividends and the trading price of our stock in certain periods pursuant to the terms of the applicable indentures.

In April 2010 and October 2010, we paid cash dividends of $59.9 million, or $0.50 per share of common stock, and $69.8 million, or $0.50 per share of common stock, respectively, to our stockholders using proceeds from our 2010 earnings and cash on hand. In connection with the payment of these dividends, the conversion rates for the then outstanding 2012 Notes and the 2023 Notes, which are now retired, were adjusted upward based on the amount of the dividends and the trading price of our stock pursuant to the terms of the indenture.

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to its stockholders in 2011 will be $0.15 per share of common stock and payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors will review the Company’s total annual dividend payment for the prior year and determine whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2005, and December 31, 2010, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2005, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
PDL BioPharma, Inc.	100.00	70.90	61.68	44.07	69.82	74.61
NASDAQ Biotechnology Index	100.00	101.02	105.65	92.31	106.74	122.76
NASDAQ Composite Index	100.00	109.52	120.27	71.51	102.89	120.29

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

The financial results relating to both our former biotechnology, manufacturing and commercial operations have been presented as discontinued operations for all periods presented in the table below. For further information, see Note 20, Discontinued Operations, to the Consolidated Financial Statements for further information.

Consolidated Statements of Operations Data

(In thousands, except per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Royalties	$343,475	$305,049	$278,713	$224,735	$185,775
License and other	1,500	13,135	15,483	350	850

Total revenues	344,975	318,184	294,196	225,085	186,625
General and administrative expenses	41,396	21,064	51,544	41,176	31,881
Accrued legal settlement expense	92,500	-	-	-	-

Operating income	211,079	297,120	242,652	183,909	154,744
Other non-operating income (expense)	(60,709)	(16,835)	682	7,164	4,448

Income from continuing operations before income taxes	150,370	280,285	243,334	191,073	159,192
Income tax expense	58,496	90,625	5,014	10,624	3,199

Income from continuing operations	91,874	189,660	238,320	180,449	155,993
Loss on discontinued operations, net of income taxes(1)	-	-	(169,933)	(201,510)	(286,013)

Net income (loss)	$91,874	$189,660	$68,387	$(21,061)	$(130,020)

Income per basic share from continuing operations	$0.73	$1.59	$2.01	$1.55	$1.37
Net income (loss) per basic share	$0.73	$1.59	$0.58	$(0.18)	$(1.14)

Income per diluted share from continuing operations	$0.54	$1.07	$1.48	$1.34	$1.19
Net income (loss) per diluted share	$0.54	$1.07	$0.47	$(0.08)	$(0.84)

Dividends per share:
Cash dividends declared and paid	$1.00	$2.67	$4.25	$-	$-
Stock distribution in connection with the Spin-Off of Facet	$-	$-	$2.60	$-	$-

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Cash, cash equivalents, investments and restricted cash	$248,229	$303,227	$147,527	$440,788	$426,285
Working capital	$90,672	$22,320	$149,168	$598,346	$273,433
Assets held for sale(2)	$-	$-	$-	$269,390	$-
Total assets	$316,666	$338,411	$191,142	$1,192,192	$1,141,893
Long-term obligations, less current portion	$446,857	$460,848	$510,698	$534,847	$536,923
Accumulated deficit	$(241,424)	$(333,298)	$(522,958)	$(591,345)	$(570,129)
Total stockholders’ equity (deficit)	$(324,182)	$(415,953)	$(352,569)	$507,610	$467,541

(1)	The financial results for our former biotechnology, manufacturing and commercial operations have been presented as discontinued operations in our Consolidated Statements of Operations. For further information, see Part II, Note 20 to the Consolidated Financial Statements for further details.

(2)	The assets associated with our former commercial operations were presented as “held for sale” on our Consolidated Balance Sheet as of December 31, 2007, and such assets were fully divested in March 2008. For further information, see Part II, Note 20 to the Consolidated Financial Statements for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is the management of our antibody humanization patents and royalty assets which consist of our Queen et al. patents and our license agreements with leading pharmaceutical and biotechnology companies pursuant to which we have licensed certain rights under our Queen et al. patents. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We receive royalties on net sales of products made, used or sold prior to patent expiry. We have also entered into licensing agreements pursuant to which we have licensed certain rights for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included a biotechnology operation which was focused on the discovery and development of novel antibodies which we spun-off (the Spin-Off) as Facet Biotechnology Corporation (Facet). From March 2005 until March 2008, we also had commercial and manufacturing operations which we partially divested in 2006 and fully divested in 2008. The financial results of our former biotechnology and manufacturing operations as well as our former commercial operation are presented as discontinued operations in the Consolidated Statement of Operations for all periods presented in this Annual Report. For further information, see Note 20, Discontinued Operations, to the Consolidated Financial Statements for further details.

Recent Developments

2011 Dividends

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to its stockholders in 2011 will be $0.15 per share of common stock and payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors will review the Company’s total annual dividend payment for the prior year and determine whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

In December 2008, MedImmune LLC (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California (the U.S. District Court). MedImmune’s complaint sought a declaratory judgment that the U.S. patents are invalid and/or not infringed by its Synagis® and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleged (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune was entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing and (iv) fraud.

We answered MedImmune’s complaint and alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott Laboratories (Abbott), whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States, and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenues associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further alleged that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing our U.S. Patent No. 6,180,370 (the ‘370 Patent) by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

On January 7, 2011, the U.S. District Court ruled on summary judgment that (i) the sole patent claim asserted in the litigation to support our allegation that MedImmune’s product Synagis infringes our patent rights, claim 28 of the ’370 Patent, is invalid as anticipated by a prior art patent; (ii) MedImmune did not breach its obligations under its license agreement with PDL by failing to pay royalties on sales of Synagis by its exclusive ex-US distributor, Abbott; (iii) MedImmune is not entitled to recoup from us royalties on sales of Synagis that MedImmune paid on European patent rights that were ultimately revoked; and (iv) issues of fact require a jury trial to decide our claim that MedImmune breached the license agreement by requiring that we consent to commercially unreasonable and contractually insupportable conditions to permit an independent audit of Synagis sales and revenues.

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against our European Patent No. 0 451 216B (the ‘216B Patent) including the opposition owned by BioTransplant Incorporated (BioTransplant). For further information, see “Item 3—Legal Proceedings.”

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark office (PTO) involving our U.S. Patent No. 5,585,089 patent (the ‘089 Patent) and the ‘370 Patent in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. “Item 3—Legal Proceedings.”

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis AG (Novartis). Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court, which also includes Genentech, Inc. (Genentech) and F. Hoffman-LaRoche Ltd (Roche) as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B Patent. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis made by Novartis during calendar year 2011 and beyond. We do not currently expect such amount to materially impact our total annual revenues. For further information, see “Item 3—Legal Proceedings.”

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2010, approximately 35% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States. For further information, see “Item 3—Legal Proceedings.”

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentechs were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount will increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit. The outcome of this litigation is uncertain and we may not be successful in our allegations. For further information, see “Item 3—Legal Proceedings.”

Convertible Notes

2012 Notes and 2015 Notes

Effective September 16, 2010, in connection with the payment of the dividend on October 1, 2010, the conversion ratio for the 2012 Notes was adjusted to 140.571 shares of common stock per $1,000 principal amount of each of the notes or $7.11 per share of common stock. The adjustment was based on the amount of the dividend and the trading price of our stock pursuant to the terms of the indenture.

We have actively been working to restructure the Company’s capital and reduce dilution associated with our convertible notes. As part of those efforts, in November 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated exchange transactions with the note holders. If we do not retire the 2012 Notes before their maturity, the Company will have to pay the outstanding principal balance of the 2012 Notes. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. In December, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to face value for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. Following these transactions, $133.5 million of the 2012 Notes remain outstanding at December 31, 2010. The conversion rate for the 2015 Notes is 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2010, $180 million of the 2015 Notes were outstanding.

2023 Notes Retirement

In conjunction with our capital restructuring efforts, during the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of the 2023 Notes, in the open market at a premium of 19% to face value for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest. In August 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. Subsequent to the exchange transaction, we issued a redemption notice for the remaining principal outstanding after the exchange transaction of $54.3 million. Pursuant to the redemption notice, $50.1 million of the outstanding principal was converted to 8.9 million shares of common stock and $4.2 million was redeemed for cash. As of December 31, 2010, the 2023 Notes were fully retired.

Foreign Currency Hedging

Our licensees operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in January and May 2010 we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. Our foreign currency exchange contracts used to hedge royalty revenues based on underlying Eurodollar sales are designated as cash flow hedges. During the year ended December 31, 2010, we recognized $5.2 million in royalty revenues from foreign currency exchange contracts which settled during the year. We did not have foreign currency exchange contracts prior to January 2010.

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

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency exchange contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts net of estimated taxes on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties, based on Eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $121.0 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2010 and 2009, which was the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. On a quarterly basis, we review the underlying cash flow analysis assumptions and update them if necessary. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2010, 2009 and 2008 Financial Results

We recognized income from continuing operations of $91.9 million, $189.7 million and $238.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our net income for the years ended December 31, 2010, 2009 and 2008, was $91.9 million, $189.7 million and $68.4 million, respectively. At December 31, 2010, we had cash, cash equivalents and investments of $248.2 million as compared with $303.2 million as of December 31, 2009. At December 31, 2010, we had $640.8 million in total liabilities as compared with $754.4 million as of December 31, 2009.

Revenues

Revenues from continuing operations were $345.0 million, $318.2 million and $294.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and consist of royalty revenues as well as other license related revenues. During the years ended December 31, 2010, 2009 and 2008, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Over this same time period, our other license related revenues primarily consisted of milestone payments from licensees under our patent license agreements as well as two $12.5 million payments in 2009 and 2008 from our legal settlement with Alexion. Our revenues from continuing operations consist primarily of royalty revenues, which represent more than 90% of total revenues from continuing operations for each of the past three years.

A summary of our revenues for the years ended December 31, 2010, 2009 and 2008 is presented below:

(Dollars in thousands)	2010	2009	Change from Prior Year %	2008	Change from Prior Year %
Revenues
Royalties	$343,475	$305,049	13%	$278,713	9%
License and other	1,500	13,135	-89%	15,483	-15%

Total revenues	$344,975	$318,184	8%	$294,196	8%

In the year ended December 31, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth Pharmaceuticals, Inc. (Wyeth), announced that it will be discontinuing commercial availability of Mylotarg. Prior to 2010, we also received royalties for Synagis, which is marketed by MedImmune, and for Raptiva®, which was marketed by Genentech and Merck Serono S.A. In December 2009, we declared MedImmune in breach of its license agreement with us and canceled their license agreement pursuant to which they had distributed Synagis and we did not receive royalties for Synagis sales in the year ended December 31, 2010. In February 2011, we settled our dispute with MedImmune and will not receive royalties on past or future sales of Synagis. Approval for Raptiva was suspended in the European Union and in Canada in February 2009 and the product was withdrawn from the market in the United States in April 2009; accordingly, we do not expect to receive royalties on future sales of Raptiva. For the year ended December 31, 2010, we received royalties of $0.9 million for sales of Mylotarg. For the year ended December 31, 2009, we received royalties of $1.9 million, $40.7 million and $1.2 million for sales of Mylotarg, Synagis and Raptiva respectively. For the year ended December 31, 2008, we received royalties of $0.9 million, $40.2 million and $3.9 million for sales of Mylotarg, Synagis and Raptiva respectively. For further information about MedImmune, see “Part I, Item 3—Legal Proceedings.”

The licensees with commercial products as of December 31, 2010 are listed below:

Licensees	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®/RoActemra®

Under most of the agreements for the license of rights under our Queen et al. patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate.

The net sales thresholds and the applicable royalty rates for Genentech’s U.S.-based Sales are outlined below:

Aggregate Net Sales	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche and Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The mix of total ex-U.S.-based Sales and ex-U.S.-based Manufacturing and Sales for the Genentech Products is outlined in the following table:

	Year Ended December 31,
	2010	2009	2008
Avastin
Ex-U.S.-based sales	50%	46%	43%
Ex-U.S.-based Manufacturing and Sales	21%	0%	0%
Herceptin
Ex-U.S.-based sales	70%	70%	70%
Ex-U.S.-based Manufacturing and Sales	44%	29%	34%
Lucentis
Ex-U.S.-based sales	56%	53%	51%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	35%	29%	25%
Ex-U.S.-based Manufacturing and Sales	35%	29%	24%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In addition to the tiered royalty structure for the Genentech products, also contributing to seasonality in our historical revenues were sales of Synagis. This product has significantly higher sales in the fall and winter which to date have resulted in much higher royalties paid to us in our first and second quarters than in other quarters.

Excluding royalties for Synagis, royalty revenues increased 30% for the year ended December 31, 2010, when compared to royalty revenues for the same period in 2009. The growth is primarily driven by increased sales of Avastin, Herceptin and Lucentis by our licensees. Sales of Avastin, Herceptin and Lucentis are subject to a tiered royalty rate for product that is manufactured or sold in the United States and a flat royalty rate of 3% for product that is manufactured and sold outside of the United States, if any.

•

Reported sales of Avastin and Herceptin increased 15% and 11%, respectively, when compared to the same period for the prior year. Also contributing to increased Avastin and Herceptin royalties are product sales that are manufactured and sold outside the United States. Roche recently reported that global sales of Avastin for advanced colorectal, breast, lung and kidney cancer and for relapsed glioblastoma, rose 11% in the first nine months of 2010 driven by strong positive uptake of the product overall. Roche also reported that global sales of Herceptin for HER2-postive breast cancer and advanced stomach cancer increased 8% in the first nine months of 2010 driven by further penetration in the early and metastatic breast cancer settings, particularly in emerging markets. Additionally, Roche reported that sales continue to benefit from uptake in advanced HER2-positive stomach cancer in Europe and other markets.

•

Reported sales of Lucentis increased 43% when compared to the same period for the prior year. Lucentis is approved for the treatment of age-related macular degeneration in the United States and in Europe and received approval for the treatment of macular edema following retinal vein occlusion in June 2010 in the United States. Sales in 2010 increased by 34% in the United States and by 51% internationally.

Royalty revenues for the year ended December 31, 2009, increased 9% when compared to the same period of 2008. The growth was primarily driven by sales of Avastin, Lucentis and Tysabri by our licensees for which we received royalties during 2009.

•

Reported sales of Avastin increased 25% when compared to the same period for the prior year. Ex-U.S. sales of Avastin increased 34% when compared to the same period for the prior year and represented 46% of total global sales.

•

Reported sales of Lucentis increased 26% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis increased 33% when compared to the same period for the prior year and represented 53% of total global sales.

•

Reported sales of Tysabri increased 37% when compared to the same period for the prior year. Ex-U.S. sales of Tysabri increased 48% when compared to the same period for the prior year and represented 51% of total global sales.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total revenues for the years ended December 31, 2010, 2009 and 2008:

		Year Ended December 31,
Licensee	Product Name	2010	2009	2008
Genentech	Avastin	34%	27%	25%
	Herceptin	33%	29%	33%
	Lucentis	13%	10%	9%

MedImmune(1)	Synagis	0%	13%	14%

Elan	Tysabri	10%	9%	7%

(1)	In December 2009, we declared MedImmune in breach of its license agreement with us and canceled their license agreement pursuant to which they had distributed Synagis and we did not receive royalties from MedImmune for sales of Synagis in the year ended December 31, 2010. In February 2011, we settled our dispute with MedImmune and will not receive royalties on past or future sales of Synagis, see “Item 3—Legal Proceedings.”

When compared to the prior year, also impacting revenue results are changes in foreign currency exchange rates. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the

U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than U.S. dollar. If the U.S. dollar strengthens across all currencies by ten percent during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year. In comparison to the year ended December 31, 2009, royalties earned for the year ended December 31, 2010, were negatively impacted by changes in foreign currency exchange rates. The impact on full year revenue is greatest in the second quarter when we receive the largest amount of royalties because the Genentech tiered royalties are at their highest rate for first quarter sales and because sales of Synagis are highly seasonal.

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. We have designated the foreign currency exchange contracts as cash flow hedges. The aggregate unrealized gain or loss on our foreign currency exchange contracts net of estimated taxes on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. For the year ended December 31, 2010, we recognized $5.2 million in royalty revenues from our foreign currency exchange contracts. Prior to 2010, we did not have any foreign currency exchange contracts.

The following table presents the quarterly, five-day average U.S. dollar per Eurodollar exchange rate for quarterly royalty payments received in each of the years ended December 31, 2010, 2009 and 2008:

5 Day Average USD/EUR Rate	2010	2009	2008
Royalties received in Q1	1.44	1.41	1.45
Royalties received in Q2	1.34	1.34	1.56
Royalties received in Q3	1.23	1.40	1.56
Royalties received in Q4	1.35	1.47	1.46

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2010, 2009 and 2008 is presented below:

(Dollars in thousands)	2010	2009	Change from Prior Year %	2008	Change from Prior Year %
Operating expenses
General and administrative	$41,396	21,064	97%	$51,544	-59%
Legal settlement	92,500	-	N/A	-	N/A

Total operating expenses	$133,896	$21,064	536%	$51,544	-59%

The increase in operating expenses for the year ended December 31, 2010, when compared to the year ended December 31, 2009, was primarily driven by our $92.5 million legal settlement with MedImmune (which was booked in 2010 in light of the pending litigation) as well as increases in other legal related fees, professional services expense and compensation expense. The increase in professional services expense is due to costs associated with the implementation of a global royalty audit program, tax consultation and the preparation of long term sales and royalty forecasts by outside consultants. Compensation expense increased primarily as a result of filling staff positions which were vacant in the first half of 2009. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company. For further information, see “Part I, Item 3—Legal Proceedings.”

The decrease in operating expenses for the year ended December 31, 2009, when compared to the year ended December 31, 2008, was primarily driven by our significantly reduced, post Spin-Off cost structure. After the Spin-Off, we significantly downsized our operations.

Individual components of operating expenses for the years ended December 31, 2010 and 2009 comprise:

	Year Ended December 31,		Change from Prior Year %
(In thousands)	2010	2009
Operating expenses:
General and administrative
Compensation and benefits	$4,065	$3,355	21%
Legal fees	29,315	10,869	170%
Professional services	2,943	2,374	24%
Insurance	793	992	-20%
Stock-based compensation	662	821	-19%
Depreciation	91	991	-91%
Other	3,527	1,662	112%

Total general and administrative	41,396	21,064	97%
Legal settlement	92,500	-	N/A

Total operating expenses	$133,896	$21,064	536%

In the first quarter of 2009, we recorded a depreciation charge of $0.9 million on certain software assets which were fully depreciated as of March 31, 2009, and are no longer in use. We expect depreciation expense to continue to be minimal in the future.

Non-operating Income and Expense, Net

A summary of our interest and other income, net, and interest expense for the years ended December 31, 2010, 2009 and 2008 is presented below:

(Dollars in thousands)	2010	2009	Change from Prior Year %	2008	Change from Prior Year %
Gain (loss) on retirement or conversion of convertible notes	$(17,648)	$1,518	NM (1)	$-	-
Interest and other income, net	468	1,004	-53%	14,901	-93%
Interest expense	(43,529)	(19,357)	125%	(14,219)	36%

Total non-operating income (expense)	$(60,709)	$(16,835)	261%	$682	-2568%

(1)	NM – Not meaningful

Non-operating expense for the year ended December 31, 2010, was $60.7 million as compared with $16.8 million for the year ended December 31, 2009. In 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible in accordance with the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million. In 2010, we also repurchased $84.2 million of the 2023 Notes at a 19% premium which resulted in a loss on the repurchase of $16.3 million. Also in 2010, the company exchanged $92.0 million in aggregate principal of the 2012 Notes for 2015 Notes which resulted in a net gain of $1.1 million. The aggregate of these transactions totaled $17.6 million. The gain on repurchase of convertible notes for the year ended December 31, 2009, resulted from the repurchase of $50.0 million in aggregate principal value of our 2023 Notes and $22.0 million in aggregate principal value of our 2012 Notes. Interest expense for the year ended December 31, 2010, increased when compared to the same period in 2009 as a result of the issuance of $300.0 million of our subsidiary’s Non-recourse Notes in November 2009 which bear interest at 10.25% per annum.

Non-operating expense for the year ended December 31, 2009, was $16.8 million as compared with Non-operating income for the year ended December 31, 2008, of $0.7 million. Interest and other income, net, for the year ended December 31, 2009, decreased from the same period in 2008 due to lower average investment balances as well as lower interest rates earned on our investments. Interest expense increased in 2009 when compared to 2008 because of interest expense and amortization of debt issuance costs associated with the Non-recourse Notes. This is partially offset by reduced interest expense associated with the 2012 Notes and the 2023 Notes due to the partial repurchase in 2009 of each of our convertible notes.

Income Taxes

Income tax expense attributable to our continuing operations for the year ended December 31, 2010 was $58.5 million, which resulted primarily from applying the federal statutory income tax rate to income from continuing operations and adjusting for a portion of the loss on the retirement or conversion of the 2023 Notes which is not tax deductible. Income tax expense attributable to our continuing operations for the year ended December 31, 2009 was $90.6 million, which resulted primarily from applying the federal statutory income tax rate to income from continuing operations less an adjustment to re-establish net operating loss carry forwards and certain other adjustments. We no longer pay state income taxes because we moved our operations from California to Nevada in December 2008 and Nevada does not impose a corporate income tax.

Income tax expense attributable to our continuing operations for the years ended December 31, 2008, was $5.0 million which primarily related to federal and state taxes which were reduced by the release of the valuation allowance on our gross deferred tax assets. For further information, see Note 19, Income Taxes, to the Consolidated Financial Statements for further discussion. For the year ended December 31, 2008, we also recognized income tax expenses from our discontinued operations of $7.2 million. For further information, see Note 20, Discontinued Operations, to the Consolidated Financial Statements for further discussion.

During the year ended December 31, 2010, we recorded a $55,000 net decrease in our liability associated with uncertain tax positions. The future impact of the unrecognized tax benefit of $23.1 million, if recognized, comprises $12.2 million which would affect the effective tax rate and $10.9 million which would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits decreased our income tax expense in the Consolidated Statements of Operations by $26,000, $0.4 million and $0.1 million during the years ended December 31, 2010, 2009 and 2008 respectively. Accrued interest and penalties associated with the underpayment of income taxes were zero and $26,000 as of December 31, 2010 and 2009, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

As of December 31, 2010, we had deferred tax assets in excess of our deferred tax liabilities of approximately $42.5 million. We recorded a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2010, we had a valuation allowance of $10.9 million, primarily related to net operating loss carry forwards and research and development tax credits.

Discontinued Operations

Biotechnology and Manufacturing Operations

On December 18, 2008, we spun off our former biotechnology operations as Facet and, in March 2008, we sold our manufacturing operations to Genmab A/S. We did not have discontinued operations for the years ended December 31, 2010 and 2009. Significant components of our former biotechnology and manufacturing operations, presented as discontinued operations, were as follows:

(In thousands)	Year Ended December 31, 2008
Net revenues	$27,770
Total costs and expenses	(150,234)
Income tax benefit	12,964

Loss from operations	$(109,500)

Commercial Operation

In March 2008, we completed the sale of our former commercial operation. We did not have discontinued operations for the years ended December 31, 2010 and 2009. Significant components of our former commercial operation, presented as discontinued operation, were as follows:

(In thousands)	Year Ended December 31, 2008
Net revenues	$66,467
Total costs and expenses	(106,687)
Income tax expense	(20,213)

Loss from operations	$(60,433)

For further information, see Note 20, Discontinued Operations, to the Consolidated Financial Statements.

Earnings per Share

Earnings per share for the years ended December 31, 2010, 2009 and 2008 were as follows :

	Year Ended December 31,
	2010	2009	2008
Net income per basic share	$0.73	$1.59	$0.58

Net income per diluted share	$0.54	$1.07	$0.47

Non-GAAP Earnings per Share

We are presenting earnings per share in conformance with GAAP and also on a non-GAAP basis for the years ended December 31, 2010, 2009 and 2008 because we believe that this non-GAAP information is useful for investors taken in conjunction with the Company’s GAAP financial statements. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. The effect of the non-GAAP adjustments to earnings per share increases net income per diluted share from $0.54 to $0.97 for the year ended December 31, 2010 and decreases net income per diluted share from $1.07 to $1.06 for the year ended December 31, 2009. The adjustments comprise:

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis, and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million February 14, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. MedImmune has not paid royalties to PDL on sales of Synagis that occurred after September 30, 2009. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales. Accordingly, we recorded a $92.5 million settlement charge in the 2010 results of operations or $60.1 million net of tax. For further information, see “Item 3—Legal Proceedings.”

To limit the further dilution from our 2023 Notes, during the year ended December 31, 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge to non-operating expense of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million which is not deductible for income tax purposes. In 2010, we also repurchased at market prices an aggregate $84.2 million face value of the 2023 Notes at an average premium of 19% to face value for total consideration of $100.4 million in cash, plus accrued interest. Also in 2010, the company exchanged $92.0 million in aggregate principal of the 2012 Notes for 2015 Notes. In the aggregate, these transactions resulted in a charge to non-operating expense of $17.6 million or $16.4 million net of tax.

During the year ended December 31, 2009, we repurchased at market prices $17.0 million face value of the 2012 Notes at a 3% discount to face value for total consideration of $16.5 million in cash plus accrued but unpaid interest. This transaction resulted in a gain of $0.3 million or $0.2 million net of tax. Also during the year ended December 31, 2009, we also repurchased at market prices $50.0 million face value of the 2023 Notes at approximately a 2% discount to face value for total consideration of $49.0 million in cash, plus accrued but unpaid interest, and $5.0 million face value of the 2012 Notes at a 10.75% discount to face value for total consideration of $4.5 million in cash, plus accrued but unpaid interest. In the aggregate, these transactions resulted in a gain of $1.5 million or $0.9 million net of tax.

Excluding the MedImmune settlement and the convertible note transactions, non-GAAP net income per diluted share was:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Numerator
Net income	$91,874	$189,660	$68,387
Add back legal settlement expense	92,500	-	-
Deduct income tax benefit on legal settlement expense	(32,375)	-	-
Add back loss (gain) on retirement or conversion of convertible notes	17,648	(1,518)	-
Deduct income tax expense (benefits) on retirement or conversion of convertible notes	(1,217)	531	-

Non-GAAP net income	168,430	188,673	68,387
Add back interest expense for convertible notes, net of estimated tax	5,087	7,079	10,450

Non-GAAP income used to compute non-GAAP net income per diluted share	$173,517	$195,752	$78,837

Denominator(1)
Shares used to compute net income per diluted share	178,801	184,400	167,869
Adjustment to shares issued to induce note conversion to common stock	(73)	-	-

Shares used to compute non-GAAP net income per diluted share	178,728	184,400	167,869

Non-GAAP net income per diluted share	$0.97	$1.06	$0.47

(1)	The shares used to compute Non-GAAP net income per diluted share amounts are the same as the shares used to compute GAAP net income per diluted share amounts, except the shares for the year ended

December 31, 2010, exclude the weighted average effect of shares issued as an incentive to induce conversion of the 2023 Notes in August 2010.

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

We had cash, cash equivalents and investments in the aggregate of $248.2 million and $303.2 million at December 31, 2010 and 2009, respectively. The $55.0 million decrease was primarily attributable to payment of dividends of $130.0 million, repurchase of convertible notes of $108.2 million, repayment of the Non-recourse Notes of $95.7 million offset by net cash provided by operating activities of $184.3 million and net proceeds from the issuance of the 2015 Notes of $82.0 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On January 27, 2010, our board of directors declared two special cash dividends of $0.50 per share payable on April 1, 2010, and October 1, 2010. Using proceeds from our first quarter 2010 earnings and cash on hand and, based on the total shares outstanding as of the March 15, 2010, record date, we paid $59.9 million to our stockholders on April 1, 2010. Using proceeds from our 2010 earnings and cash on hand and, based on the total shares outstanding as of the 15, 2010, the record date, we paid $69.8 million to our shareholders on October 1, 2010. We also paid $0.5 million in dividends on restricted shares of our common stock when such restricted shares became fully vested.

Effective September 16, 2010, in connection with the October 1, 2010, dividend payment, the conversion rate for our outstanding 2012 Notes was adjusted upward to 140.571 shares of common stock per $1,000 principal amount of the notes or $7.11 per share of common stock. The adjustment was based on the amount of the dividend and the trading price of our stock pursuant to the terms of the indenture. Effective November 1, 2010, in connection with the issuance of the 2015 Notes, the conversion rate for our outstanding 2015 Notes was 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock.

Convertible Notes

2012 Notes

In February 2005, we issued the 2012 Notes due February 15, 2012, with a principal amount of $250 million. The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 140.571 shares of common stock per $1,000 principal amount of the 2012 Notes or $7.11 per share of common stock, as adjusted for the cash dividend paid on October 1, 2010 and subject to further adjustment in certain events including dividend payments. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and have been redeemable by us in whole or in part since February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010, and February 14, 2011, and at 100.29% of principal amount if redeemed between February 15, 2011, and the maturity date. The 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

In 2009, we repurchased $22.0 million in aggregate face value of our 2012 Notes, at an average discount of 4.8% from face value in open market transactions for aggregate consideration of $21.0 million in cash, plus accrued but unpaid interest. In 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2015 Notes. In December, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. As of December 31, 2010, $133.5 million of the 2012 Notes remain outstanding.

2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of the 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. The 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock and subject to further adjustment in certain events including dividend payments. Interest on the 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. The 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2010, $180 million of the 2015 Notes were outstanding.

2023 Notes Retirement

In July 2003, we issued the 2023 Notes due August 16, 2023, with a principal amount of $250.0 million. In 2009, we repurchased an aggregate of $50.0 million face value of our 2023 Notes, at a discount of 2.0% from face value in open market transactions for aggregate consideration of $49.0 million in cash, plus accrued but unpaid interest. During the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million face value of the 2023 Notes, in the open market at a premium of 19% to face value for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest. In August 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. Subsequent to the exchange transaction, we issued a redemption notice for the remaining principal outstanding after the exchange transaction of $54.3 million. Pursuant to the redemption notice, $50.1 million of the outstanding principal was converted to 8.9 million shares of common stock and $4.2 million was redeemed for cash. As of December 31, 2010, the 2023 Notes were fully retired.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties (the Genentech Royalties) from sales of Genentech Products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license pursuant to our related agreements with Genentech. The Non-recourse Notes due March 15, 2015, bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on the Non-recourse Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. The amount of quarterly repayment of the principal of the Non-recourse Notes will vary based upon the amount of future quarterly Genentech Royalties received. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of December 31, 2010, $204.3 million in aggregate principal of the Non-recourse Notes was outstanding. The anticipated final repayment date of the Non-recourse Notes is September 2012.

Contractual Obligations

As of December 31, 2010, our principal obligations were our 2012 Notes, our 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $517.7 million in principal. The 2012 Notes and the 2015 Notes are not puttable by the note holders other than in the context of a fundamental change. We expect that our debt service obligations over the next several years will consist of interest payments and repayment of the 2012 Notes, the 2015 Notes and the Non-recourse-Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Our material contractual obligations under lease and debt agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$184	$85	$-	$-	$269
Convertible notes (including interest payments)	6,766	145,149	187,763	-	339,678
Non-recourse notes (including interest payments)(1)	135,696	88,931	-	-	224,627

Total contractual obligations	$142,646	$234,165	$187,763	$-	$564,574

(1)	Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech for which the anticipated final payment date is September 2012.

Lease Guarantee

In connection with the divestiture of Facet we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $121.0 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2010, and 2009 related to this guarantee.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in that current quarter.

We hedge certain foreign currency exchange risk exposures related to our licensees’ product sales with foreign currency exchange contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. In January and May 2010, we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. We did not have foreign currency exchange contracts prior to January 2010. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our outstanding foreign currency exchange contracts designated as hedges at December 31, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$137,179	1.400	$6,740	Sell Eurodollar
Eurodollar	117,941	1.200	(12,810)	Sell Eurodollar

Total	$255,120		$(6,070)

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$147,957	1.510	$772	Purchased call option
Eurodollar	129,244	1.315	10,251	Purchased call option

Total	$277,201		$11,023

Interest Rate Risk

As of December 31, 2010, our investment portfolio was approximately $242.5 million and consisted of investments in Rule 2a-7 money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. If market interest rates were to have increased by 1% as of December 31, 2010, there would have been no material impact on the fair value of our portfolio.

As of December 31, 2010, the aggregate fair value of our convertible notes was estimated to be $324.4 million, based on available pricing information. The 2012 Notes bear interest at a fixed rate of 2.00% and the 2015 Notes bear interest at a fixed rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

As of December 31, 2010, the aggregate fair value of our Non-recourse Notes was estimated to be $208.4 million, based on available pricing information. The Non-recourse Notes bear interest at a fixed rate of 10.25% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations or the earliest year in which the note holders may put the debt to us. Our convertible notes may be converted to common stock prior to the maturity date.

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Convertible notes
Fixed Rate	$-	$133,464	-	-	$180,000	-	$313,464	$324,431	(1)
Avg. Interest Rate	2.502%	2.829%	2.875%	2.875%	2.875%	-%

Non-recourse notes
Fixed Rate	$119,247	$85,023	-	-	-	-	$204,270	$208,356	(2)
Avg. Interest Rate	10.25%	10.25%	-%	-%	-%	-%

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at December 31, 2010.

(2)	The fair value of the Non-recourse Notes at December 31, 2010, was estimated based on the trading value of the Non-recourse notes at December 31, 2010. Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$211,574	$303,227
Short-term investments	34,658	-
Receivables from licensees	469	1,050
Deferred tax assets	19,902	1,271
Foreign currency hedge	5,946	-
Prepaid and other current assets	12,114	10,288

Total current assets	284,663	315,836

Property and equipment, net	80	171
Long-term investments	1,997	-
Long-term deferred tax assets	22,620	10,396
Other assets	7,306	12,008

Total assets	$316,666	$338,411

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,540	$370
Accrued legal settlement	65,000	-
Accrued liabilities	5,491	13,696
Deferred revenue	1,713	1,600
Current portion of convertible notes payable	-	199,998
Current portion of non-recourse notes payable	119,247	77,852

Total current liabilities	193,991	293,516

Convertible notes payable	310,428	228,000
Non-recourse notes payable	85,023	222,148
Other long-term liabilities	51,406	10,700

Total liabilities	640,848	754,364

Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,640 and 119,523 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,396	1,195
Additional paid-in capital	(87,373)	(83,850)
Accumulated other comprehensive income	3,219	-
Accumulated deficit	(241,424)	(333,298)

Total stockholders’ deficit	(324,182)	(415,953)

Total liabilities and stockholders’ deficit	$316,666	$338,411

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Royalties	$343,475	$305,049	$278,713
License and other	1,500	13,135	15,483

Total revenues	344,975	318,184	294,196

Operating expenses:
General and administrative	41,396	21,064	51,544
Legal settlement	92,500	-	-

Total operating expenses	133,896	21,064	51,544

Operating income	211,079	297,120	242,652
Gain (loss) on retirement or conversion of convertible notes	(17,648)	1,518	-
Interest and other income, net	468	1,004	14,901
Interest expense	(43,529)	(19,357)	(14,219)

Income from continuing operations before income taxes	150,370	280,285	243,334
Income tax expense	58,496	90,625	5,014

Income from continuing operations	91,874	189,660	238,320

Discontinued operations (Note 20):
Loss from operations before income taxes	-	-	(162,684)
Income tax expense	-	-	7,249

Loss on discontinued operations	-	-	(169,933)

Net income	$91,874	$189,660	$68,387

Income per basic share:
Continuing operations	$0.73	$1.59	$2.01
Discontinued operations	-	-	(1.43)

Net income per basic share	$0.73	$1.59	$0.58

Income per diluted share:
Continuing operations	$0.54	$1.07	$1.48
Discontinued operations	-	-	(1.01)

Net income per diluted share	$0.54	$1.07	$0.47

Shares used to compute income per basic and diluted share:
Shares used to compute income per basic share	126,578	119,402	118,728

Shares used to compute income per diluted share	178,801	184,400	167,869

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$91,874	$189,660	$68,387
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charges	-	-	3,777
Amortization of convertible notes offering costs	1,682	2,159	2,345
Amortization of non-recourse notes offering costs	7,238	1,256	-
Amortization of intangible assets	-	-	1,585
Other amortization and depreciation expense	330	991	20,909
Loss (gain) on retirement or conversion of convertible notes	17,648	(1,518)	-
Stock-based compensation expense	662	821	8,783
Loss on sale of assets, net	-	-	14,897
Loss on disposal of equipment	-	-	220
Tax benefit from stock-based compensation arrangements	12,818	64,140	19,720
Net excess tax benefit from stock-based compensation	(12,924)	(70,610)	(19,317)
Deferred income taxes	(5,677)	10,242	(21,909)
Changes in assets and liabilities:
Accounts receivable, net	-	-	17,201
Interest receivable	-	-	967
Receivables from licensees	581	12,450	(12,490)
Prepaid and other current assets	1,445	(4,903)	(12,497)
Other assets	182	-	568
Accounts payable	2,170	(1,347)	(7,176)
Accrued legal settlement	65,000	-	-
Accrued liabilities	(26,342)	(16,387)	(32,350)
Deferred revenue	113	-	23,670
Other long-term liabilities	27,500	-	2,859

Net cash provided by operating activities	184,300	186,954	80,149

Cash flows from investing activities
Purchases of investments	(46,668)	-	(15,000)
Maturities of investments	9,772	15,000	70,778
Sale of commercial assets	-	-	272,945
Sale of manufacturing assets	-	-	236,560
Purchase of property and equipment	-	(39)	(3,273)
Release of restricted cash	-	3,469	24,805

Net cash provided by (used in) investing activities	(36,896)	18,430	586,815

Cash flows from financing activities
Cash distribution to Facet Biotech Corporation	-	-	(405,968)
Proceeds from issuance of common stock, net of cancellations	-	1,402	15,390
Cash dividends paid	(130,043)	(319,020)	(506,612)
Retirement of convertible notes	(108,247)	(69,953)	-
Net proceeds from the issuance of convertible notes	82,039	-	-
Net proceeds from the issuance of non-recourse notes	-	285,746	-
Repayment of non-recourse notes	(95,730)	-	-
Net excess tax benefit from stock-based compensation	12,924	70,610	19,317
Payments of other long-term debt	-	-	(667)

Net cash used in financing activities	(239,057)	(31,215)	(878,540)

Net increase (decrease) in cash and cash equivalents	(91,653)	174,169	(211,576)
Cash and cash equivalents at beginning of the year	303,227	129,058	340,634

Cash and cash equivalents at end the year	$211,574	$303,227	$129,058

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$40,622	$11,552	$11,874
Cash paid during the year for income taxes	$69,000	$29,258	$8,525

Non-Cash Investing and Financing Activities
Transfer of assets, net of liabilities, to Facet Biotech Corporation	$-	$-	$49,651
Guarantee issued in connection with the Spin-Off (Note 17)	$-	$-	$10,700
Conversion of convertible notes (Note 16)	$111,680	$-	$-

See accompanying notes.

PDL BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2007	117,577,262	$1,176	$1,098,251	$(591,345)	$(472)	$507,610
Issuance of common stock under employee benefit plans, net	1,727,304	17	15,373	-	-	15,390
Stock-based compensation expense for employees	-	-	8,783	-	-	8,783
Tax benefit from employee stock options	-	-	19,720	-	-	19,720
Guarantee issued in connection with the spin-off of biotechnology operations	-	-	(10,700)	-	-	(10,700)
Dividends paid	-	-	(506,612)	-	-	(506,612)
Spin-off of biotechnology operations	-	-	(455,619)	-	-	(455,619)
Comprehensive income:
Net income	-	-	-	68,387	-	68,387
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	-	-	-	-	(67)	(67)
Change in postretirement liability not yet recognized as net period expense, net of tax	-	-	-	-	539	539

Total comprehensive income						68,859

Balance at December 31, 2008	119,304,566	1,193	169,196	(522,958)	-	(352,569)
Issuance of common stock under employee benefit plans, net	218,319	2	1,400	-	-	1,402
Stock-based compensation expense for employees	-	-	773	-	-	773
Stock-based compensation expense for consultants	-	-	48	-	-	48
Tax benefit from employee stock options	-	-	64,140	-	-	64,140
Dividends declared	-	-	(319,407)	-	-	(319,407)
Net income and comprehensive income	-	-	-	189,660	-	189,660

Balance at December 31, 2009	119,522,885	1,195	(83,850)	(333,298)	-	(415,953)
Issuance of common stock for convertible debt	19,969,069	200	112,675	-	-	112,875
Issuance of common stock under employee benefit plans, net	148,198	1	(1)	-	-	-
Stock-based compensation expense for employees	-	-	662	-	-	662
Tax benefit from employee stock options	-	-	12,818	-	-	12,818
Dividends declared	-	-	(129,677)	-	-	(129,677)
Comprehensive income:
Net income	-	-	-	91,874	-	91,874
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	-	-	-	-	(1)	(1)
Change in unrealized gains on cash flow hedges, net of tax	-	-	-	-	3,220	3,220

Total comprehensive income						95,093

Balance at December 31, 2010	139,640,152	$1,396	$(87,373)	$(241,424)	$3,219	$(324,182)

See accompanying notes.

PDL BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. Organization and Business

PDL BioPharma, Inc. (we, us, our, PDL and the Company) was incorporated in Delaware in 1986. Our business is the management of our antibody humanization patents and royalty assets which consist of our Queen et al. patents and license agreements with numerous biotechnology and pharmaceutical companies. We receive royalties based on sales of humanized antibody products pursuant to certain rights we have licensed under our patents and may also receive royalty payments on new humanized antibody products launched before final patent expiry in December 2014. Generally, our license agreements cover humanized antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies.

In the year ended December 31, 2010, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In the years ended December 31, 2010, 2009 and 2008, we received approximately to $343.5 million, $305.0 million and $278.7 million, respectively, of royalty revenues under license agreements.

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

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). In April 2010, Abbott Laboratories (Abbott) acquired Facet and later renamed the company Abbott Biotherapeutics Corp. From March 2005 until March 2008, we also had commercial operations as well as manufacturing operations which we partially divested in 2006 and fully divested in 2008. The financial results of our former biotechnology, manufacturing and commercial operations are presented as Discontinued operations in the Consolidated Statements of Operations. For further information, see Note 20, Discontinued Operations.

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

Principles of Consolidation

Since November 2009, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, QHP Royalty Sub LLC (QHP). Prior to the Spin-Off, the consolidated financial statements included the accounts of PDL and its wholly-owned subsidiaries which were transferred to Facet and are now presented as Discontinued operations in the Consolidated Statements of Operations. For further information, see Note 20, Discontinued Operations. All material intercompany balances and transactions are eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Disclosures

We are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker consisted of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. As of December 31, 2010, we operated as one segment. Our operations and facilities are located in Incline Village, Nevada.

Cash Equivalents, Investments and Concentration of Credit Risk

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents and investments with high credit quality financial institutions and in securities of the U.S. government, U.S. government agencies and U.S. corporations and, by policy, limit the amount of credit exposure in any one financial instrument.

Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method, if any, are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. As of December 31, 2010 and 2009, we had no Level 3 assets or liabilities.

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

Revenue Recognition

We recognize royalty, licensing and other revenues from our Queen et al. patent portfolio covering the humanization of antibodies for use as drugs, in drug development and drug production. In connection with the divestiture of our former biotechnology, manufacturing and commercial operations, all revenues resulting from product sales and certain license and other revenues, including all revenues that we have recognized in the past from our collaboration partners under collaboration agreements, have been reflected as Discontinued operations in the Consolidated Statement of Operations. For further information, see Note 20, Discontinued Operations.

Revenues and their respective accounting treatment for financial reporting purposes comprise:

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

License and Other Revenues

Generally there are three types of arrangements that we enter into under which we provide access to our proprietary patent portfolio covering the humanization of antibodies.

•

Under patent license agreements, the licensee typically obtains a non-exclusive license to one or more of our patents. In this arrangement, the licensee is responsible for all of the development work on its product. The licensee has the technical ability to perform the humanization of the antibody it is developing using our patented technology, but needs to obtain a license from us so as not to avoid infringe our patents. We have no future performance obligations under these agreements. Consideration that we receive for patent license agreements is recognized upon execution and delivery of the patent license agreement and when payment is reasonably assured.

•

Under patent rights agreements, the licensee purchases a research patent license in exchange for an upfront fee. In addition, the licensee has the right to obtain, in exchange for consideration separate from the upfront fee, patent licenses for commercial purposes for a specified number of drug targets to be designated by the licensee subsequent to execution of the agreement. The licensee performs all of the research and we have no further performance obligations with respect to the research patent license and the grant of the right to obtain commercial patent licenses. Therefore, upon delivery of the patent rights agreement, the earnings process is complete. When a licensee exercises its right to obtain patent licenses to certain designated drug targets for commercial purposes, we recognize the related consideration as revenues upon the licensee’s exercise of such right, execution and delivery of the associated patent license agreement and when payment is reasonably assured.

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

Product Sales Revenues

Prior to the divestiture of our commercial operation, we recognized revenues from product sales when there was persuasive evidence that an arrangement existed, title passed, the price was fixed and determinable and collectability was reasonably assured. Product sales were recognized net of estimated allowances, discounts, sales returns, charge backs and rebates. Such amounts are presented as Discontinued operations in the Consolidated Statements of Operations.

Advertising and Promotional Expenses

Prior to the divestiture of our commercial operation and the Spin-Off, we engaged in promotional activities, which typically took the form of industry publications, journal ads, exhibits, speaker programs and other forms of media. Advertising and promotion expenditures were expensed as incurred. For the years ended December 31, 2010 and 2009, we did not have any advertising and promotional expenses. For the year ended December 31, 2008, advertising and promotional expenses were $3.4 million, and are presented as Discontinued operations in the Consolidated Statements of Operations.

Shipping and Handling Expenses

Prior to the divestiture of our commercial operation and the Spin-Off, we recorded costs associated with shipping and handling of revenue-generating products in cost of product sales, such costs are presented as Discontinued operations in the Consolidated Statements of Operations.

Research and Development Expenses

Prior to the divestiture of our commercial operation and the Spin-Off, major components of research and development expenses consisted of personnel costs, including salaries and benefits, clinical development, preclinical work, pharmaceutical development, materials and supplies, payments associated with work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All research and development costs were charged to expense as incurred and, since they related entirely to our former commercial and biotechnology operations, are reflected as Discontinued operations in the Consolidated Statements of Operations. For the years ended December 31, 2010 and 2009, we did not have any research and development expenses. For the year ended December 31, 2008, research and development expenses were $166.9 million.

Comprehensive Income

Comprehensive income comprises net income adjusted for other comprehensive income which includes the changes in unrealized gains and losses on foreign currency exchange contracts and changes in unrealized gains and losses on our investments in available-for-sale securities, if any, which are excluded from our net income.

The components of comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net income	$91,874	$189,660	$68,387
Other comprehensive income:
Change in unrealized gain on cash flow hedges, net of taxes	3,220	-	-
Change in unrealized loss on short-term investments, net of taxes	(1)	-	(67)
Change in postretirement benefit liability not yet recognized in net periodic benefit expense, net of taxes	-	-	539

Total comprehensive income	$95,093	$189,660	$68,859

Foreign Currency Translation

Prior to the divestiture of our commercial operation and the Spin-Off, the U.S. dollar was the functional currency for our former French subsidiary, which was assigned to Facet in connection with the Spin-Off in December 2008. All foreign currency gains and losses associated with our former French subsidiary are presented as Discontinued operations in the Consolidated Statements of Operations and have not been material.

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

We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. We estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In connection with the Spin-Off of Facet in December 2008 and the termination of our former employees, we adjusted the forfeiture rate assumption to 100%

for all option pools except for our current members of the board of directors. As a result, during the fourth quarter of 2008, we recognized a change in estimate for stock-based compensation expense of $2.7 million, which increased our net loss, reflecting the amount of stock-based compensation expense recognized in prior periods that was not earned by employees as of their termination on the Spin-Off date. As this amount relates to unvested stock options held by our former employees who were associated with the biotechnology, manufacturing and commercial operations, this adjustment is reflected as Discontinued operations in the Consolidated Statements of Operations.

Stock-based compensation expense for employees and directors for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
General and administrative	$662	$773	$879
Discontinued operations	-	-	7,904

Total stock-based compensation expense	662	773	8,783
Tax benefit related to current year stock-based compensation	(232)	(271)	(2,861)

Stock-based compensation expense included in net income	$430	$502	$5,922

We also account for stock options granted to persons other than employees or directors at fair value. Stock options granted to non-employees are subject to periodic re-measurement over their vesting terms. We recognize the resulting stock-based compensation expense during the service period over which the non-employee provides services to us. As of December 31, 2010, all stock options held by non-employees were fully vested. The stock-based compensation expense related to non-employees for the years ended December 31, 2010, 2009 and 2008 was zero, $48,000 and zero, respectively.

Valuation Assumptions

The stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008, was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. We did not grant any stock options under our stock-based incentive plans or issue shares of common stock under our employee stock purchase plan during the years ended December 31, 2010 and 2009, therefore weighted-average assumptions for the years ended December 31, 2010 and 2009, are not presented below.

The weighted-average assumptions used for the year ended December 31, 2008, were as follows:

Year ended December 31, 2008
Stock Option Plans
Expected life, in years	4.0
Risk free interest rate	2.4%
Volatility	41%
Dividend yield	-

Employee Stock Purchase Plans
Expected life, in years	0.5
Risk free interest rate	2.8%
Volatility	32%
Dividend yield	-

The expected term represents the period that we expect our stock-based awards to be outstanding, which we determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. We base expected volatility on both the historical volatility of our common stock and implied volatility derived from the market prices of traded options of our common stock. We base the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our options at the time of grant. Even though we issued a cash dividend in May 2008 relating to the sales of our former commercial operations and our former antibody manufacturing plant in March 2008, the dividend yield was determined to be zero since we did not have a plan in place to pay any additional cash dividends in the foreseeable future.

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and consultants. Prior to 2009, we had five stock-based incentive plans which we could grant stock based awards.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under each of these plans as of December 31, 2010, is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	353,636	-	4,846,364
2002 Outside Directors Stock Option Plan(2)	172,000	140,750	31,250	-
1999 Non-statutory Stock Option Plan(2)	5,075,707	4,966,183	109,524	-
1999 Stock Option Plan(2)	3,786,719	3,653,150	133,569	-
1991 Nonstatutory Stock Option Plan(3)	13,994,479	13,994,479	-	-

	28,228,905	23,108,198	274,343	4,846,364

(1)	As of December 31, 2010, there were 39,600 shares of unvested restricted stock awards outstanding.

(2)	This plan was terminated in 2009 subject to options outstanding under this plan.

(3)	This plan expired in 2001 and we may no longer grant awards under this plan.

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

Employee Stock Purchase Plan

In addition to the stock-based incentive plans described above, we adopted the 1993 Employee Stock Purchase Plan (ESPP), which was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. However, after the Spin-Off, the Company’s Compensation Committee terminated the Company’s ESPP in June 2009. Under the ESPP prior to its termination, full-time employees who owned less than 5% of our outstanding shares of common stock were eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under our ESPP equaled 85% of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever was lower. The stock-based compensation expense recognized in connection with our ESPP for the year ended December 31, 2008, was $0.3 million. No shares of common stock were purchased during the years ended December 31, 2010 and 2009.

Stock Option Activity

A summary of our stock option activity for the years ended December 31, 2010, 2009 and 2008, is presented below:

	2010		2009		2008
(In thousands)	shares	Weighted- Average Execise Price	shares	Weighted- Average Execise Price	shares	Weighted- Average Execise Price
Outstanding at beginning of year	1,564	$19.82	5,776	$18.04	14,956	$19.85
Granted	-	-	-	-	1,055	9.34
Exercised	-	-	(213)	6.57	(1,775)	8.23
Forfeited	(1,290)	20.36	(3,999)	17.96	(8,460)	22.21

Outstanding at end of year	274	17.25	1,564	19.82	5,776	18.04

Exercisable at end of year	274	17.25	1,543	20.01	5,665	18.24

Weighted-average grant-date fair value of options granted during the year		N/A		N/A		$3.60

As of December 31, 2010, the aggregate intrinsic value of our outstanding and exercisable stock options was $47,000 and the weighted-average remaining contractual life was 2.87 years. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $6.23 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. In connection with the Spin-Off of Facet in December 2008, we terminated substantially all employees. As a result, approximately 4 million options with an average exercise price of $17.96 were forfeited during the year ended December 31, 2009. Total unrecognized compensation cost associated with non-vested stock options outstanding as of December 31, 2010, was zero.

Additional information regarding our options exercised is set forth below:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Cash received	$-	$1,402	$14,661
Aggregate intrinsic value	$-	$326	$8,495

Stock-based compensation expense for the year ended December 31, 2008, included stock option modification charges totaling $4.6 million. The stock option modification charges related to accelerated vesting and extended exercise periods for certain stock options provided in connection with the termination of certain employees and members of the board of directors. The majority of the stock option modification charges related to the termination of certain employees as a result of the sale of the commercial assets and is included in Discontinued operations in the Consolidated Statements of Operations.

Restricted Stock

A summary of our restricted stock activity for the years ended December 31, 2010, 2009 and 2008, is presented below:

	2010		2009		2008
	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	148	$6.54	-	$-	208	$20.33
Awards granted	40	5.05	159	6.54	148	9.67
Awards vested	(148)	6.54	(5)	6.43	(78)	18.07
Forfeited	-	-	(6)	6.66	(278)	15.30

Nonvested at end of year	40	$5.05	148	$6.54	-	$-

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2010, 2009 and 2008, was $0.6 million, $0.5 million and $0.8 million, respectively. As of December 31, 2010, the aggregate pre-tax intrinsic value of non-vested restricted stock was $0.2 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2010, was $0.1 million, excluding forfeitures, which we expect to recognize over a weighted-average period of five months.

4. Cash Dividends

In February 2009, our board of directors declared two special cash dividends of $0.50 per share of common stock payable on April 1, 2009, and October 1, 2009. We paid $59.7 million to our stockholders on April 1, 2009, and $59.7 million to our stockholders on October 1, 2009. In November 2009, our board of directors declared an additional cash dividend equivalent to $1.67 per share of common stock payable on December 15, 2009. We paid $199.6 million to our stockholders on December 15, 2009.

In January 2010, our board of directors declared two special cash dividends of $0.50 per share of common stock payable on April 1, 2010, and October 1, 2010. We paid $59.9 million to our stockholders on April 1, 2010, and $69.8 million to our stockholders on October 1, 2010. As of December 31, 2010, we had $20,000 accrued in other accrued liabilities for estimated dividends payable on unvested restricted stock.

On February 25, 2011, our board of directors declared a quarterly regular dividend of $0.15 per share of common stock payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates for each of the dividend payment dates, respectively. Our board of directors will evaluate our dividend policy for subsequent years based on net income, debt service, income taxes and other corporate activities. For further information, see Note 22, Subsequent Events.

5. Spin-Off of Facet

On December 17, 2008, we transferred our biotechnology operations to Facet and on December 18, 2008, made a pro rata distribution to our stockholders of record on December 5, 2008, of one share of Facet common stock for every five shares of PDL common stock valued at $2.60 per share of common stock.

In connection with the Spin-Off, on December 17, 2008, PDL and Facet entered into a Separation and Distribution Agreement (the Separation Agreement). The Separation Agreement identifies the assets transferred, liabilities assumed and contracts assigned to Facet as part of the Spin-Off and describes when and how these transfers, assumptions and assignments occurred. In particular, all of the assets and liabilities associated or primarily used in connection with the biotechnology operations were transferred to Facet, including our intellectual property assets other than our Queen et al. patents. As a result, the primary assets and liabilities retained by us after the Spin-Off are our Queen et al. patents, our convertible notes and our leased office space in Nevada.

On December 18, 2008, we also entered into with Facet (i) a Transition Services Agreement pursuant to which Facet and we will provide each other with a variety of administrative services, including financial, tax, accounting, information technology, legal and human resources services, for a period of time of up to 36 months following the Spin-Off, (ii) a Tax Sharing and Indemnification Agreement that will govern Facet’s and our respective rights, responsibilities and obligations after the Spin-Off with respect to taxes, (iii) a Cross License Agreement relating to our Queen et al. patents and certain other patents and know-how under which we granted to Facet a royalty-free, development license to our Queen et al. patents and a royalty-bearing, commercialization license to our Queen et al. patents and Facet granted to us a royalty-free license under certain intellectual property Facet owns solely for the purposes of allowing us to perform and fulfill existing obligations that we have under certain agreements with third parties and (iv) an Employee Matters Agreement which governs the employee benefit obligations of Facet and us as they relate to current and former employees, allocates liabilities and responsibilities relating to employee benefit matters, other than severance plans, that are subject to ERISA in connection with the Spin-Off, including the assignment and transfer of employees, and the establishment of a savings plan and a welfare plan.

In connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. For further information, see Notes 15 and 17, Commitments and Contingencies and Other Long-Term Liabilities, respectively.

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

Facet’s historical results of operations have been presented as Discontinued operations in the Consolidated Statements of Operations. For further information, see Note 20, Discontinued Operations.

6. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed conversion of our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes), our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes), and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), on a weighted average basis for the period that the notes were outstanding, including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. As of December 31, 2010, the conversion rates for the 2012 Notes and the 2015 Notes were 140.571 shares per $1,000 principal amount of the notes, or a conversion price of approximately $7.11 per share. The conversion rate for the 2023 Notes was 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share. As of December 31, 2010, the 2023 Notes were fully retired or converted.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Numerator
Income from continuing operations used to compute income per basic share from continuing operations	$91,874	$189,660	$238,320
Add back interest expense for convertible notes, net of estimated tax of $2.7 million, $3.8 million, and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively (see Note 16)	5,087	7,079	10,450

Income used to compute income per diluted share from continuing operations	$96,961	$196,739	$248,770

Net income	$91,874	$189,660	$68,387
Add back interest expense for convertible notes, net of estimated tax of $2.7 million, $3.8 million, and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively (see Note 16)	5,087	7,079	10,450

Income used to compute net income per diluted share	$96,961	$196,739	$78,837

Denominator
Total weighted-average shares used to compute income per basic share	126,578	119,402	118,728
Effect of dilutive stock options	9	18	50
Restricted stock outstanding	103	42	10
Assumed conversion of 2012 notes	29,870	28,809	20,542
Assumed conversion of 2015 notes	4,229	-	-
Assumed conversion of 2023 notes	18,012	36,129	28,539

Shares used to compute income per diluted share from continuing operations and net income per diluted share	178,801	184,400	167,869

We excluded 0.3 million, 2.5 million and 10.3 million of outstanding stock options from our diluted earnings per share calculations for the years ended December 31, 2010, 2009 and 2008, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was anti-dilutive.

7. Fiscal Year 2008 Restructuring Charges

During the year ended December 31, 2008, we put into place certain restructuring plans under which we recognized involuntary termination benefits and idle facilities charges. As the majority of restructuring charges has been allocated to our former commercial operations and our former biotechnology operations, they are classified as Discontinued operations in the Consolidated Statements of Operations. For further information, see Note 20, Discontinued Operations. During the year ended December 31, 2008, we recognized $12.0 million of restructuring expense attributable to discontinued operations. In addition, we recognized approximately $0.2 million of restructuring charges in the year ended December 31, 2008 attributable to continuing operations, which is classified as general and administrative expenses in the Consolidated Statements of Operations. In the year December 31, 2009, restructuring activity consisted solely of payments and adjustments. There was no restructuring activity during the year ended December 31, 2010. The details of the restructuring plans are described below.

The following table summarizes the restructuring activity discussed above:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2007	$411	$1,912	$2,323
Restructuring charges	11,928	227	12,155
Payments and adjustments	(10,305)	(2,075)	(12,380)
Transfer of liability to Facet	(1,994)	-	(1,994)

Balance at December 31, 2008	40	64	104
Payments and adjustments	(40)	(64)	(104)

Balance at December 31, 2009	$-	$-	$-

Company-Wide Restructuring Plan

In March 2008, we commenced a restructuring plan in which we eliminated approximately 120 employment positions in the first quarter of 2008 and approximately 130 additional employment positions over the subsequent 12 months (the Transition Employees). All impacted employees were notified in March 2008. Subsequent to the completion of the restructuring, we had approximately 300 employees. Employees terminated in connection with the restructuring were eligible for a package consisting of severance payments of generally 12 weeks of salary and medical benefits along with up to three months of outplacement services. We recognized severance charges for Transition Employees over their respective estimated service periods. During the year ended December 31, 2008, we recognized restructuring charges of $9.4 million, which primarily related to post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. As the restructuring efforts related primarily to our biotechnology operations, $9.2 million of the total $9.4 million of restructuring charges are presented as discontinued operations in the Consolidated Statements of Operations. These restructuring charges included expenses associated with employees who were terminated immediately as well as expenses associated with the Transition Employees. The remaining liability associated with these restructuring charges as of December 18, 2008, was transferred to Facet in connection with the Spin-Off.

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

Commercial Restructuring

In connection with the divestiture of the commercial operation, we committed in the first quarter of 2008 to provide certain severance benefits to those employees whose employment positions we would likely eliminate in connection with the transactions. We recognized expenses for these severance benefits of $1.8 million during 2008, which are presented as discontinued operations in the Consolidated Statements of Operations. Substantially all related severance obligations were settled by the end of 2008.

8. Fair Value Measurements

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined in Note 2, Summary of Significant Accounting Policies:

	December 31, 2010			December 31, 2009
(In thousands)	Level 1	Level 2	Total	Level 1	Total
Assets:
Money market funds	$203,318	$-	$203,318	$296,969	$296,969
Corporate debt securities	20,434	-	20,434	-	-
Commercial paper	-	7,998	7,998	-	-
U.S. government sponsored agency bonds	8,725	-	8,725	-	-
U.S. treasury securities	1,997	-	1,997	-	-
Foreign currency hedge contracts	-	17,763	17,763	-	-

Total	$234,474	$25,761	$260,235	$296,969	$296,969

Liabilities:
Foreign currency hedge contracts	$-	$(12,810)	$(12,810)	$-	$-

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and disclosed on a gross basis in the table above. The fair value of commercial paper is estimated based on its carrying value adjusted for observable inputs of the same security.

9. Cash Equivalents and Investments

As of December 31, 2010, we had invested our excess cash balances primarily in money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities, and as of December 31, 2009, we had invested our excess cash balances primarily in money market funds. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income in stockholders’ deficit net of estimated taxes. The estimated fair value is based upon quoted market prices for these or similar instruments. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at December 31, 2010 and 2009, is presented below:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:
Money market funds	$203,318	$-	$-	$203,318
Corporate debt securities	20,437	2	(5)	20,434
Commerical paper	7,998	-	-	7,998
U.S. government sponsored agency bonds	8,727	-	(2)	8,725
U.S. treasury securities	1,994	3	-	1,997

Total	$242,474	$5	$(7)	$242,472

Classification on Consolidated Balance Sheets:
Cash equivalents				$205,817
Short-term investments				34,658
Long-term investments				1,997

Total				$242,472

December 31, 2009:
Money market funds	$296,969	$-	$-	$296,969

Classification on Consolidated Balance Sheets:
Cash equivalents				$296,969

During 2010, 2009 and 2008, we did not recognize any gains or losses on sales of available-for-sale securities.

A summary of our portfolio of available-for-sale debt securities by contractual maturity at December 31, 2010, is presented below:

	December 31, 2010
(In thousands)	Amortized Cost	Fair Value
Less than one year	$37,162	$37,157
Greater than one year but less than five years	1,994	1,997

Total	$39,156	$39,154

As of December 31, 2010, the unrealized loss on investments included in other comprehensive income, net of estimated taxes, was approximately $1,000. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2010, because we do not intend to sell these securities and it is more likely than not that we will hold these securities until the recovery of their amortized cost basis.

10. Foreign Currency Hedging

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

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as cash flow hedges at December 31, 2010:

Foreign Currency Exchange Forward Contracts

Currency	Notional Amount (In thousands)	Settlement Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$137,179	1.400	$6,740	Sell Eurodollar
Eurodollar	117,941	1.200	(12,810)	Sell Eurodollar

Total	$255,120		$(6,070)

Foreign Currency Exchange Option Contracts

Currency	Notional Amount (In thousands)	Strike Price ($ per Eurodollar)	Fair Value (In thousands)	Type
Eurodollar	$147,957	1.510	$772	Purchased call option
Eurodollar	129,244	1.315	10,251	Purchased call option

Total	$277,201		$11,023

The following table summarizes information about the fair value of our foreign currency exchange contracts on our Consolidated Balance Sheet as of December 31, 2010:

Cash Flow Hedge	Location	Fair Value (In thousands)
Foreign currency exchange contracts, net	Foreign currency hedge-current	$5,946
Foreign currency exchange contracts, net	Other long-term liabilities	(993)

		$4,953

The foreign currency exchange contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2010, the unrealized net gain on the effective component of our foreign currency exchange contracts included in other comprehensive income, net of estimated taxes, was $3.2 million. There was no ineffective component of our foreign currency exchange contracts during the year ended December 31, 2010. During the year ended December 31, 2010, we recognized $5.2 million in royalty revenues from foreign currency exchange contracts which settled during the year. Approximately $3.9 million is expected to be reclassified from other comprehensive income to earnings in the next 12 months. We did not have foreign currency exchange contracts prior to January 2010.

11. Prepaid and Other Current Assets

Prepaid and other current assets as of December 31, 2010 and 2009, consisted of the following:

	December 31,
(In thousands)	2010	2009
Non-recourse Notes issuance costs	$3,362	$3,373
2023 Notes issuance costs	-	524
Prepaid taxes	8,307	5,847
Other	445	544

Total	$12,114	$10,288

For further information about the Non-recourse Notes and the 2023 Notes, see Note 16, Convertible Notes and Non-recourse Notes.

12. Property and Equipment

Property and equipment as of December 31, 2010 and 2009, consisted of the following:

	December 31,
(In thousands)	2010	2009
Leasehold improvements	$112	$112
Computer and office equipment	8,989	8,989
Furniture and fixtures	38	38

Gross property and equipment	9,139	9,139
Less accumulated depreciation and amortization	(9,059)	(8,968)

Property and equipment, net	$80	$171

13. Other Assets

Other assets as of December 31, 2010 and 2009, consisted of the following:

	December 31,
(In thousands)	2010	2009
2012 Notes issuance costs	$683	$2,202
2015 Notes issuance costs	4,226	-
Non-recourse Notes issuance costs	2,397	9,624
Other	-	182

Total	$7,306	$12,008

For further information about the 2012 Notes, the 2015 Notes and the Non-recourse Notes, see Note 16, Convertible Notes and Non-Recourse Notes.

14. Other Accrued Liabilities

Other accrued liabilities as of December 31, 2010 and 2009, consisted of the following:

	December 31,
(In thousands)	2010	2009
Consulting and services	$2,187	$2,154
Compensation	349	2,206
Interest	2,794	8,812
Dividend payable	20	386
Income taxes	-	81
Other	141	57

Total	$5,491	$13,696

15. Commitments and Contingencies

Operating Leases

Current Facilities and Equipment

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2012. We also have leased certain office equipment under operating leases. Rental expense under these arrangements totaled

$0.1 million, $0.2 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, of which approximately $6.8 million was classified as discontinued operations during the year ended December 31, 2008.

As of December 31, 2010, the future minimum operating lease payments are:

(Dollars in thousands)
2011	$184
2012	80
2013	5

Total	$269

Former Facilities

In July 2006, we entered into two leases (the Leases) and a sublease (the Sublease) for the facilities in Redwood City, California, which formerly served as our headquarters. Pursuant to amendments to the Leases entered into in connection with the Spin-Off (the Lease Amendments), Facet was added as a co-tenant under the Leases. As a co-tenant, Facet is bound by all of the terms and conditions of the Leases. PDL and Facet are jointly and severally liable for all obligations under the Leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the Lease Amendments pursuant to which we assigned to Facet all rights under the Leases, including, but not limited to, the right to amend the leases, extend the lease term or terminate the leases and Facet assumed all of our obligations under the Leases. In addition, we assigned the Sublease to Facet. In the event that Facet amends the Leases to extend beyond the original expiration date, PDL shall have no liability for any obligations that accrue under the Leases with respect to the period after the original expiration date. Pursuant to the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

Facet agreed to indemnify us for all matters associated with the Leases attributable to the period after the Spin-Off. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $121.0 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. As of December 31, 2010 and December 31, 2009, we had a liability of $10.7 million on our Consolidated Balance Sheets related to the estimated fair value of this guarantee.

Contingencies

As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our directors and officers and, pursuant to the terms of indemnification agreements we have entered into, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions is minimal and, accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2010 and 2009.

16. Convertible Notes and Non-recourse Notes

2012 Notes

In February 2005, we issued 2.00% Convertible Senior Notes due February 15, 2012, with a principal amount of $250.0 million (2012 Notes). The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion rate of 140.571 shares of common stock per $1,000 principal amount of the 2012 Notes or a conversion price of approximately $7.11 per share, as adjusted for the cash dividend paid on October 1, 2010 and subject to further adjustment in certain events. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are our senior unsecured debt and are redeemable by us in whole or in part on or after February 19, 2010 at 100.57% of principal amount if redeemed between February 19, 2010, and February 14, 2011, and at 100.29% of principal amount if redeemed between February 15, 2011, and the maturity date. The 2012 Notes are not puttable other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

In November 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes for new 2015 Notes, see “2015 Notes” below. In 2010, we repurchased an aggregate of $2.5 million face value of our 2012 Notes at a discount of 0.5% to face value in an open market transaction for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. Also in 2010, certain holders of the 2012 Notes converted an aggregate of $10,000 face value of our 2010 Notes into 1,283 shares of common stock.

In 2009, the Company repurchased $5.0 million face value of our 2012 Notes, at a discount of 10.75% from face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $4.5 million in cash, plus accrued but unpaid interest. Also in 2009, the Company repurchased an aggregate of $17.0 million face value of our 2012 Notes, at a discount of 3.0% from face value in open market transactions, for aggregate consideration of $16.5 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.8 million from the purchase of the debt.

As of December 31, 2010, the remaining gross issuance costs associated with the 2012 Notes totaled $4.2 million. These costs are included in Other assets on the Consolidated Balance Sheets and are being amortized to interest expense over the term of the debt, or approximately seven years.

2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of the new 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes). As a result of the exchange transaction, the Company recorded a net gain of $1.1 million. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. The 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 140.571 shares of common stock per $1,000 principal amount of the 2015 Notes or $7.11 per share of common stock and subject to further adjustment in certain events including dividend payments. Interest on the 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. The 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2010, $180.0 million in aggregate principal of the 2015 Notes was outstanding.

As of December 31, 2010, the remaining gross issuance costs associated with the 2015 Notes totaled $4.4 million. These costs are included in Other assets on the Consolidated Balance Sheets and are being amortized to interest expense over the term of the debt, or approximately four years. As of December 31, 2010, the discount on the 2015 Notes of $3.2 million is being amortized to interest expense over the term of the debt at an effective interest rate of 3.3%.

2023 Notes Retirement

In July 2003, we issued 2.75% Convertible Subordinated Notes due August 16, 2023, with a principal amount of $250.0 million (2023 Notes). In 2009, the Company repurchased an aggregate of $50.0 million face value of our 2023 Notes, at a discount of 2.0% from face value in open market transactions, for aggregate consideration of $49.0 million in cash, plus accrued but unpaid interest. The Company recorded a net gain of $0.7 million from the purchase of the debt. In 2010, we repurchased an aggregate of $84.2 million face value of our 2023 Notes, at a premium of 19% to face value in open market transactions for aggregate consideration of $100.4 million in cash, plus accrued but unpaid interest. Also in 2010, certain holders of the 2023 Notes converted an aggregate of $61.6 million face value of our 2023 Notes into 11.1 million shares of common stock under incentives to induce conversion. We recorded a loss on the induced conversion totaling $2.4 million which comprised $1.2 million for the fair value of 0.2 million of additional shares issued (or three shares per $1,000 principal amount of 2023 Notes) to those note holders and $1.2 million of transaction costs. In August 2010, we announced our intent to redeem the balance of the 2023 Notes of $54.3 million in September 2010. Based on such notification to the holders of the 2023 Notes, an aggregate of $50.1 million face value of our 2023 Notes was converted to 8.9 million shares of common stock, plus accrued but unpaid interest, and the remaining $4.2 million face value of our 2023 Notes was redeemed for cash, plus accrued but unpaid interest. As of December 31, 2010, the 2023 Notes were fully retired.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin®, Herceptin®, Lucentis®, Xolair® and future products, if any, under which Genentech may take a license under our related agreements with Genentech. The QHP PhaRMA Senior Secured Notes due 2015 (the Non-recourse Notes) bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and pursuant to the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from the Non-recourse Notes issuance. Once all obligations on the Non-recourse Notes have been paid in full, including all other sums payable under the indenture, the indenture shall cease to be of further effect and all of the security interests in the collateral shall terminate, including the pledge by PDL to the trustee of its equity interest in QHP. At such point, there will be no further restrictions on the Genentech Royalties and PDL shall be free to either keep them in QHP, transfer them back to PDL or to further dispose or monetize them.

The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on the Non-recourse Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by PDL of its equity ownership interest in QHP. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price.

As of December 31, 2010, the remaining gross issuance costs associated with the Non-recourse Notes totaled $14.3 million. These costs are included in Other assets on the Consolidated Balance Sheets and are being amortized to interest expense using the effective interest method over the estimated repayment period, or approximately three years.

The following table summarizes the activity of the 2012 Notes, the 2015 Notes, the 2023 Notes and the Non-recourse Notes discussed above, as well as the balance and fair value at December 31, 2010:

(In thousands)	2012 Notes	2015 Notes	2023 Notes	Non-recourse Notes	Total
Balance at December 31, 2009	$228,000	$-	$199,998	$300,000	$727,998
Issuance	-	87,974	-	-	87,974
Payment	-	-	-	(95,730)	(95,730)
Repurchase	(2,500)	-	(84,150)	-	(86,650)
Conversion to common stock	(10)	-	(61,579)	-	(61,589)
2012 Note exchange	(92,026)	92,026	-	-	-
2023 Note retirement or conversion	-	-	(54,269)	-	(54,269)
Discount	-	(3,036)	-	-	(3,036)

Balance at December 31, 2010	$133,464	$176,964	$-	$204,270	$514,698

Fair value(1)	$133,631	$190,800	$-	$208,356	$532,787

(1)	As of December 31, 2010, the fair value of the remaining payments under our convertible notes and Non-recourse Notes was estimated based on the trading value of our notes then outstanding.

As of December 31, 2010, the future minimum principal payments under the 2012 Notes, the 2015 Notes and the Non-recourse Notes were as follows:

(In thousands)	2012 Notes	2015 Notes	Non-recourse Notes(1)	Total
2011	$-	$-	$119,247	$119,247
2012	133,464	-	85,023	218,487
2013	-	-	-	-
2014	-	-	-	-
2015	-	180,000	-	180,000

Total	$133,464	$180,000	$204,270	$517,734

(1)	Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

17. Other Long-Term Liabilities

Other long-term liabilities as of December 31, 2010 and 2009, consisted of the following:

	December 31,
(In thousands)	2010	2009
Accrued lease liability	$10,700	$10,700
Accrued legal settlement	27,500	-
Uncertain tax position	12,213	-
Foreign currency hedge	993	-

Total	$51,406	$10,700

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the

Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2010, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $121.0 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

As of December 31, 2010 and 2009, we had a liability of $10.7 million on our Consolidated Balance Sheets for the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will be recorded to additional paid-in capital. On a quarterly basis, we evaluate the underlying cash flow analysis assumptions and update them if necessary.

18. Revenues by Geographic Area and Significant Customers

The following table summarizes revenues from licensees who individually accounted for 10% or more of our total revenues from continuing operations:

	Year Ended December 31,
	2010	2009	2008
Licensees
Genentech, Inc. (Genentech)	86%	71%	73%
MedImmune, Inc. (MedImmune)	0%	13%	14%
Elan Corporation, Plc (Elan)	10%	9%	7%

Royalty revenues and license and other revenues by geographic area are based on the country of domicile of the counterparty to the agreement. The following table summarizes revenues from continuing operations by geographic area:

	Year Ended December 31,
(In thousands)	2010	2009	2008
United States	$130,070	$154,706	$146,380
Europe	213,677	160,743	146,883
Other	1,228	2,735	933

Total revenues	$344,975	$318,184	$294,196

19. Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Current income tax expense (benefit) for continuing operations
Federal	$91,325	$87,402	$17,105
State	11	(573)	10,086

	91,336	86,829	27,191
Deferred income tax (benefit) for continuing operations—Federal	(32,840)	3,796	(22,177)

Income tax expense for continuing operations	58,496	90,625	5,014
Income tax expense for discontinued operations	-	-	7,249

Total provision	$58,496	$90,625	$12,263

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for continuing operations included in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Tax at U.S. statutory rate on income before income taxes and discontinued operations	$52,630	$98,100	$85,193
Change in valuation allowance	296	4,891	(103,844)
Federal alternative minimum tax	-	-	17,105
State taxes	11	(573)	6,556
Foreign taxes	-	-	4
Net operating loss re-establishment	-	(9,174)	-
Non-deductible loss on retirement or conversion of convertible notes	4,960	-	-
Other	599	(2,619)	-

Total	$58,496	$90,625	$5,014

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$7,930	$8,552
Research and other tax credits	5,743	5,743
Intangible assets	8,952	6,290
Stock-based compensation	339	675
Reserves and accruals	32,541	608
Deferred revenue	599	525
Other	506	439

Total deferred tax assets	56,610	22,832
Valuation allowance	(10,930)	(10,634)

Total deferred tax assets	45,680	12,198

Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(1,079)	(531)
Unrealized gain on foreign currency hedge contracts	(2,079)	-

Total deferred tax liabilities	(3,158)	(531)

Net deferred tax assets	$42,522	$11,667

As of December 31, 2010 and 2009, we had federal net operating loss carryforwards of $44.7 million and $46.5 million, respectively. As of December 31, 2010 and December 31, 2009, we had federal and California state research and other tax credit carryforwards of zero and $22.7 million, respectively. The federal net operating loss carryforwards will expire in the year 2023, if not used. In addition, as we moved our entire operations outside of California in 2008, it is unlikely that we will realize any future benefit from the state credit carry forwards. The net operating loss carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet. Instead, such unrecognized deferred tax benefits were accounted for as a credit to additional paid in capital and were realized through a reduction in taxes payable.

Use of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before they are used. We have an annual limitation on the use of our federal operating losses of $1.8 million for each of the years ended December 31, 2011 to 2022, and $1.3 million for the year ended December 31, 2023. As of December 31, 2010, we estimate that at least $22.0 million of the $44.7 million of federal net operating loss carryforwards and at least $2.8 million of the $22.7 million of federal tax credit carryforwards will expire prior to their use due to change of ownership provisions.

During the year ended December 31, 2010, we recorded a $55,000 net decrease in our liability associated with uncertain tax positions. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2010 and 2009 is as follows:

	December 31,
(In thousands)	2010	2009
Balance at the beginning of the year	$ 23,116	$23,922
Decreases related to prior year tax positions	-	(324)
Expiration of statute of limitations for the assessment of taxes	(55)	(482)

Balance at the end of the year	$ 23,061	$23,116

The future impact of the unrecognized tax benefit of $23.1 million, if recognized, is as follows: $12.2 million would affect the effective tax rate and $10.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits reduced income tax expense in the Consolidated Statements of Operations by $26,000, $0.4 million and $0.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Accrued interest and penalties associated with the underpayment of income taxes were zero and $26,000 as of December 31, 2010 and 2009, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and various local tax authorities for tax years 1992 forward. We do not anticipate any additional unrecognized tax benefits in the next 12 months that would result in a material change to our financial position.

20. Discontinued Operations

Biotechnology and Manufacturing Operations

In December 2008, we spun-off our biotechnology operations to Facet and, in March 2008, we sold our manufacturing operations to Genmab. We did not have discontinued operations for the years ended December 31, 2010 and 2009. For further information, see Notes 1 and 5, Organization and Business and Spin-Off of Facet, respectively.

The significant components of our former biotechnology and manufacturing operations for the year ended December 31, 2008, presented as discontinued operations, were as follows:

(In thousands)	Year Ended December 31, 2008
Net revenues(1)	$27,770
Total costs and expenses	(150,234)
Income tax benefit	12,964

Loss from operations(2)	$(109,500)

(1)	Net revenues include revenues recognized under collaboration agreements with Biogen Idec, Inc. (Biogen Idec), which was effective starting in September 2005 and Bristol-Myers Squibb Company (BMS), which was effective starting in September 2008. Under each of the collaboration agreements, we determined that all elements should be accounted for as a single unit of accounting. As we had continuing obligations under the collaboration agreements, we recorded the upfront license fees as deferred revenue and we were recognizing the amounts over the respective estimated development periods. The upfront license fees from Biogen Idec and BMS were $40 million and $30 million, respectively. Under the agreement with Biogen Idec and BMS, we recognized $18.7 million and $5.8 million, respectively, during the year ended December 31, 2008.

(2)	Included within the loss from operations is a pre-tax gain of $49.7 million upon the close of the sale of our former Manufacturing Assets to Genmab in March 2008. In addition, loss from operations included $3.8 million of asset impairment charges for the year ended December 31, 2008, associated with the cost of certain research equipment and technologies that were expected to have no future useful life and certain information technology projects that were terminated and have no future benefit to us. Also included in loss from operations for the year ended December 31, 2008, are restructuring charges of approximately $10.1 million. For further information, see Note 7, Fiscal 2008 Restructuring Charges.

Commercial Operation

In 2006, we divested four off-branded products that we had acquired in connection with the ESP Pharma Inc. (ESP) business combination in March 2005. In March 2008, we closed the sales of the Commercial Assets, which assets constituted the remaining commercial assets from the ESP acquisition. We sold the rights to IV Busulfex®, including trademarks, patents, intellectual property and related assets, to Otsuka Pharmaceutical Co., Ltd. (Otsuka) for $200 million in cash and an additional $1.4 million for the IV Busulfex inventories. We recognized a pre-tax loss of $64.6 million in connection with the sale of the Commercial Assets during the first quarter of 2008. This loss consisted of the total upfront consideration from the sales of the Commercial Assets of $280.4 million plus the write-off of $10.6 million in net liabilities, less the book values of intangible assets and inventories of $268.2 million, the write-off of goodwill of $81.7 million and transaction fees of $5.7 million.

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

The significant components of our commercial operation for the year ended December 31, 2008, presented as discontinued operations, were as follows:

(In thousands)	Year Ended December 31, 2008
Net revenues(1)	$66,467
Total costs and expenses	(106,687)
Income tax expense	(20,213)

Loss from operations(2)	$(60,433)

(1)

In August 2008, EKR received approval from the FDA for a pre-mixed bag formulation of Cardene. Under the terms of the purchase agreement with EKR, we received a $25.0 million milestone payment as a result of this approval; such amount is included in net revenues. In addition, we recorded favorable changes in estimates to revenues and accounts receivable reserves, which resulted in an increase to net revenues totaling approximately $2.1 million.

(2)	Included within loss from operations is $2.5 million that we recognized in connection with certain contingent Retavase manufacturing costs obligations for which we are required to reimburse EKR.

Also included in total costs and expenses for the year ended December 31, 2008, are restructuring charges of approximately $1.8 million. For further information, see Note 7, Fiscal 2008 Restructuring Charges.

21. Legal Proceedings

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

In December 2008, MedImmune LLC (MedImmune) filed a lawsuit against us in the United States District Court for the Northern District of California (the U.S. District Court). MedImmune’s complaint sought a declaratory judgment that the U.S. patents are invalid and/or not infringed by its Synagis® and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleged (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune was entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing and (iv) fraud.

We answered MedImmune’s complaint and alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott, whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenues associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further alleged that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancelation thereof, MedImmune is infringing our U.S. Patent No. 6,180,370 (the ‘370 Patent) by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

On January 7, 2011, the U.S. District Court ruled on summary judgment that (i) the sole patent claim asserted in the litigation to support our allegation that MedImmune’s product Synagis infringes our patent rights, claim 28 of the ‘370 Patent, is invalid as anticipated by a prior art patent; (ii) MedImmune did not breach its obligations under its license agreement with PDL by failing to pay royalties on sales of Synagis by its exclusive ex-US distributor, Abbott; (iii) MedImmune is not entitled to recoup from us royalties on sales of Synagis that MedImmune paid on European patent rights that were ultimately revoked; and (iv) issues of fact require a jury trial to decide our claim that MedImmune breached the license agreement by requiring that we consent to commercially unreasonable and contractually insupportable conditions to permit an independent audit of Synagis sales and revenue.

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and Medlmmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against our European Patent No. 0 451 216B (the ‘216B Patent) including the opposition owned by BioTransplant Incorporated. (BioTransplant).

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10.0 million and termination of pending patent interference proceedings before the U.S. Patent and Trademark office (PTO) involving our U.S. Patent No. 5,585,089 patent (the ‘089 Patent) and the ‘370 Patent in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent.

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis AG (Novartis). Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court, which also includes Genentech, Inc. (Genentech) and F. Hoffman-La Roche Ltd (Roche) as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B Patent. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on a net of their sales of Lucentis made by Novartis during the calendar year 2011 and beyond.

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2010, approximately 35% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech sent on behalf of the Roche and Novartis asserting that Avastin®, Herceptin®, Lucentis® and Xolair®, (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 35% of our royalty revenues for the year ended December 31, 2010. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount will increase in the future.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Settlement with Alexion Pharmaceuticals, Inc.

In March 2007, after the FDA’s market approval of Alexion Pharmaceuticals, Inc.’s (Alexion) Soliris® humanized antibody product, we filed a lawsuit against Alexion in the United States District Court for the District of Delaware for infringement of certain claims of United States Patent Number 5,693,761, United States Patent Number 5,693,762 and the ‘370 Patent (collectively, the Patents-in-Suit), which are three of our Queen et al. patents. We sought monetary damages and other relief. In June 2007, Alexion filed an answer denying that its Soliris product infringes the Patents-in-Suit, asserting certain defenses and counterclaiming for non-infringement and invalidity, and thereafter amended its answer to include a defense of unenforceability. In July 2008, the District Court issued a claim construction opinion.

On December 31, 2008, we and Alexion entered into a definitive license agreement and settlement agreement. Under the terms of the agreements, we granted Alexion a license under certain claims in our Queen et al. patents and provided Alexion a covenant not to sue in respect of other claims in our Queen et al. patents, thus permitting Alexion to commercialize Soliris for all indications under our Queen et al. patents. In consideration of this license, Alexion agreed to pay us $25.0 million, of which Alexion paid $12.5 million in January 2009 and another $12.5 million was paid in May 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2011

Quarterly Financial Data (Unaudited)

	2010 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$76,129	$86,442	$120,343	$62,061
Net income	$(24,460)	$40,189	$50,138	$26,007
Net income per basic share	$(0.18)	$0.32	$0.42	$0.22
Net income per diluted share	$(0.18)	$0.24	$0.30	$0.15

	2009 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$58,252	$71,446	$125,864	$62,622
Net income	$28,560	$46,406	$77,237	$37,457
Net income per basic share	$0.24	$0.39	$0.65	$0.31
Net income per diluted share	$0.17	$0.29	$0.47	$0.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

PDL, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We evaluated the effectiveness of our internal controls over financial reporting under the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2010.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010 of PDL BioPharma, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s /    ERNST & YOUNG LLP

Palo Alto, California

February 28, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Index to financial statements

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)	The following schedule is filed as part of this Annual Report and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008

All other financial statement schedules are omitted because the information is inapplicable or presented in our Consolidated Financial Statements or notes.

(3)	Index to Exhibits

Exhibit Number	Exhibit Title

2.1	Separation and Distribution Agreement, dated December 17, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 23, 2008)

2.2	Amendment No. 1 to Separation and Distribution Agreement, dated January 20, 2009, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K filed March 2, 2009)

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Amended and Restated Bylaws effective June 4, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2009)

4.1	Indenture between the Company and J.P. Morgan Trust Company, National Association, dated July 14, 2003 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 filed September 11, 2003)

4.2	Indenture between the Company and J.P. Morgan Trust Company, National Association, dated February 14, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 16, 2005)

4.3	Indenture between wholly-owned subsidiary QHP Royalty Sub LLC and U.S. Bank National Association, dated November 2, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2009)

4.4	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010 (incorporated by reference to Exhibit 4.1 to Quarterly Report Form 10-Q filed November 9, 2010)

*10.1	1991 Stock Option Plan, as amended October 20, 1992 and June 15, 1995, together with forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed March 31, 1996)

*10.2	1991 Stock Option Plan, as amended October 17, 1996 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed March 14, 2002)

*10.3	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.4	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.5	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)

Exhibit Number	Exhibit Title

*10.6	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.7	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.8	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.9	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.10	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)

*10.11	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.12	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005)

*10.13	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.14	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.15	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.16	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.17	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)

*10.18	Offer Letter between the Company and Mr. John McLaughlin dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

*10.19	Offer Letter between the Company and Ms. Christine Larson dated December 15, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008)

10.20	Transition Services Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 23, 2008)

10.21	Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.22	Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

10.23	Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 8, 2004)†

10.24	Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009)

10.25	Amendment No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.26	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2011)†

Exhibit Number	Exhibit Title

10.27	Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd. (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009) †

10.28	Amendment to Rights Agreement, dated August 25, 2006 between PDL and Mellon Investor Services, LLC as Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 5, 2009)

*10.29	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

*10.30	Offer Letter between the Company and Karen Wilson, dated April 17, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009)

10.31	Asset Purchase Agreement between the Company and EKR Therapeutics, Inc. dated February 4, 2008 and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q/A filed May 5, 2009)

10.32	Asset Purchase Agreement between the Company and GMN, Inc. dated February 21, 2008 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q/A filed May 5, 2009)

10.33	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 31, 2009)

10.34	Purchase and Sale Agreement, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 6, 2009)

10.35	Pledge and Security Agreement, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 6, 2009)

10.36	Bill of Sale, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 6, 2009)

*10.37	Company 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2010)

10.38	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.39	Amended and Restated Patent Licensing master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.40	Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.41	Form of Exchange Agreement between the Company and certain holders of the Company’s 2.75% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed August 5, 2010)

10.42	Form of Exchange Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2010)

10.43	Form of Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2010)

10.44	Form of Exchange and Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 27, 2010)

*10.45	Offer Letter between the Company and Caroline Krumel, dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 25, 2011)

Exhibit Number		Exhibit Title

*10.46		Company 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2011)

14.1		Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 5, 2009)

21.1		Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101	**	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Charged to Other Accounts	Balance at End of Year
Year ended December 31, 2010:
Allowances for accounts receivable	$-	$-	$-	$-	$-

Year ended December 31, 2009:
Allowances for accounts receivable	$-	$-	$-	$-	$-

Year ended December 31, 2008:
Allowances for accounts receivable	$17,722	$4,120	$(13,387)	$(8,455)	$-

(1)	Deductions represent amounts written off against the allowances or reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC. ( REGISTRANT)

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN (John P. McLaughlin)	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/S/ CHRISTINE R. LARSON (Christine R. Larson)	Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/S/ CAROLINE KRUMEL (Caroline Krumel)	Vice President Finance (Principal Accounting Officer)	February 28, 2011

/S/ FREDERICK FRANK (Frederick Frank)	Director	February 28, 2011

/S/ JODY S. LINDELL (Jody S. Lindell)	Director	February 28, 2011

/S/ PAUL W. SANDMAN (Paul W. Sandman)	Director	February 28, 2011

/S/ HAROLD E. SELICK (Harold E. Selick)	Director	February 28, 2011