Form 10-Q
period 2011-03-31
PDL BIOPHARMA, INC.
filed 2011-04-28
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

As of April 25, 2011, there were 139,679,752 shares of the Registrant’s Common Stock outstanding.

Index

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

Index

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Royalties	$73,336	$62,061
License and other	10,000	-
Total revenues	83,336	62,061

General and administrative expenses	5,779	9,410
Operating income	77,557	52,651
Interest and other income, net	175	80
Interest expense	(9,154)	(12,527)
Income before income taxes	68,578	40,204
Income tax expense	24,033	14,197
Net income	$44,545	$26,007

Net income per basic share	$0.32	$0.22
Net income per diluted share	$0.25	$0.15

Cash dividends declared per common share	$0.60	$1.00

Shares used to compute net income per basic and diluted share:
Shares used to compute net income per basic share	139,640	119,525
Shares used to compute net income per diluted share	184,954	184,308

See accompanying notes.

Index

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
Assets	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$126,713	$211,574
Short-term investments	33,685	34,658
Receivables from licensees	150	469
Deferred tax assets	17,057	19,902
Foreign currency hedge	-	5,946
Prepaid and other current assets	7,787	12,114
Total current assets	185,392	284,663

Property and equipment, net	65	80
Long-term investments	33,065	1,997
Long-term deferred tax assets	24,595	22,620
Other assets	5,587	7,306
Total assets	$248,704	$316,666

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$286	$2,540
Accrued legal settlement	27,500	65,000
Accrued liabilities	3,456	5,471
Deferred revenue	1,713	1,713
Dividend payable	62,862	20
Current portion of convertible notes payable	133,464	-
Current portion of non-recourse notes payable	117,677	119,247
Total current liabilities	346,958	193,991

Convertible notes payable	177,137	310,428
Non-recourse notes payable	66,282	85,023
Other long-term liabilities	29,531	51,406
Total liabilities	619,908	640,848
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,640 issued and outstanding at March 31, 2011 and December 31, 2010	1,396	1,396
Additional paid-in capital	(171,131)	(87,373)
Accumulated other comprehensive income	(4,590)	3,219
Accumulated deficit	(196,879)	(241,424)
Total stockholders' deficit	(371,204)	(324,182)
Total liabilities and stockholders' deficit	$248,704	$316,666

See accompanying notes.

Index

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2011
	2011	2010
Cash flows from operating activities
Net income	$44,545	$26,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of convertible notes offering costs	578	501
Amortization of non-recourse notes offering costs	1,466	1,881
Other amortization and depreciation expense	313	34
Stock-based compensation expense	50	188
Tax benefit from stock-based compensation arrangements	-	1,989
Net excess tax benefit from stock-based compensation	-	(2,217)
Deferred income taxes	2	277
Changes in assets and liabilities:
Receivables from licensees	319	900
Prepaid and other current assets	9,333	(285)
Other assets	(57)	47
Accounts payable	(2,254)	315
Accrued liabilities	(2,447)	(2,601)
Accrued legal settlement	(65,000)	-
Deferred revenue	-	(100)
Net cash provided by (used in) operating activities	(13,152)	26,936
Cash flows from investing activities
Purchases of investments	(48,313)	-
Maturities of investments	17,881	-
Net cash used in investing activities	(30,432)	-
Cash flows from financing activities
Repayment of non-recourse notes	(20,311)	(12,621)
Cash dividend paid	(20,966)	(85)
Net excess tax benefit from stock-based compensation	-	2,217
Net cash used in financing activities	(41,277)	(10,489)
Net increase (decrease) in cash and cash equivalents	(84,861)	16,447
Cash and cash equivalents at beginning of the period	211,574	303,227
Cash and cash equivalents at end of the period	$126,713	$319,674

See accompanying notes.

Index

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) the management of PDL BioPharma, Inc. (the Company, PDL, we, us or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 2010, has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions are eliminated in consolidation.

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total royalty revenues for the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31,
Licensees	Product Name	2011	2010
Genentech, Inc. (Genentech)	Avastin®	30%	27%
	Herceptin®	34%	38%
	Lucentis®	12%	12%
Elan Corporation, Plc (Elan)	Tysabri®	13%	14%

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency exchange contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts, net of estimated taxes, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties, based on Eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

Index

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors for the three months ended March 31, 2011 and 2010, was as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
General and administrative expenses	$50	$188
Income tax effect	(18)	(66)
Stock-based compensation expense included in net income	$32	$122

During the three months ended March 31, 2011, no stock options were exercised, forfeited, or expired unexercised.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed conversion of our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes), our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes), and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), on a weighted average basis for the period that the notes were outstanding, including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. As of March 31, 2011, the conversion rates for the 2012 Notes and the 2015 Notes were 144.474 shares per $1,000 principal amount of the notes, or a conversion price of approximately $6.92 per share. The conversion rate for the 2023 Notes as of March 16, 2010, was 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share. As of September 14, 2010, the 2023 Notes were fully retired or converted.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Numerator
Net income	$44,545	$26,007
Add back interest expense for convertible notes, net of estimated tax of $0.7 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively, (see Note 10)	1,275	1,635
Income used to compute net income per diluted share	$45,820	$27,642

Denominator
Total weighted-average shares used to compute basic income per share	139,640	119,525
Effect of dilutive stock options	-	9
Restricted stock outstanding	27	89
Assumed conversion of 2012 Notes	19,282	29,256
Assumed conversion of 2015 Notes	26,005	-
Assumed conversion of 2023 Notes	-	35,429
Shares used to compute income per diluted share	184,954	184,308

Net income per basic share	$0.32	$0.22
Net income per diluted share	$0.25	$0.15

We have excluded 0.3 million and 0.7 million of outstanding stock options from our diluted earnings per share calculations for the three months ended March 31, 2011 and 2010, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was anti-dilutive.

Index

4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method, if any, are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. As of March 31, 2011, and December 31, 2010, we had no Level 3 assets or liabilities. We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above:

	March 31, 2011			December 31, 2010
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$120,702	$-	$120,702	$203,318	$-	$203,318
Corporate debt securities	41,543	-	41,543	20,434	-	20,434
Commercial paper	-	8,992	8,992	-	7,998	7,998
U.S. government sponsored agency bonds	10,726	-	10,726	8,725	-	8,725
U.S. treasury securities	5,489	-	5,489	1,997	-	1,997
Foreign currency hedge contracts	-	13,632	13,632	-	17,763	17,763
Total	$178,460	$22,624	$201,084	$234,474	$25,761	$260,235

Liabilities:
Foreign currency hedge contracts	$-	$(20,653)	$(20,653)	$-	$(12,810)	$(12,810)

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and disclosed on a gross basis in the table above. The fair value of commercial paper is estimated based on observable inputs of the comparable securities.

5. Cash Equivalents and Short-term Investments

Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive income in stockholders’ deficit. The estimated fair value is based upon quoted market prices for these or similar instruments. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Index

A summary of our available-for-sale securities at March 31, 2011, and December 31, 2010, is presented below:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011:
Money market funds	$120,702	$-	$-	$120,702
Corporate debt securities	41,584	7	(48)	41,543
Commerical paper	8,991	1	-	8,992
U.S. government sponsored agency bonds	10,726	4	(4)	10,726
U.S. treasury securities	5,489	2	(2)	5,489
Total	$187,492	$14	$(54)	$187,452

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$120,702
Short-term investments				33,685
Long-term investments				33,065
Total				$187,452

December 31, 2010:
Money market funds	$203,318	$-	$-	$203,318
Corporate debt securities	20,437	2	(5)	20,434
Commerical paper	7,998	-	-	7,998
U.S. government sponsored agency bonds	8,727	-	(2)	8,725
U.S. treasury securities	1,994	3	-	1,997
Total	$242,474	$5	$(7)	$242,472

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$205,817
Short-term investments				34,658
Long-term investments				1,997
Total				$242,472

During the three months ended March 31, 2011, and the year ended December 31, 2010, we did not recognize any gains or losses on sales of available-for-sale securities.

A summary of our portfolio of available-for-sale debt securities by contractual maturity at March 31, 2011, is presented below:

	March 31, 2011
(In thousands)	Amortized Cost	Fair Value
Less than one year	$33,683	$33,685
Greater than one year but less than five years	33,107	33,065
Total	$66,790	$66,750

As of March 31, 2011, the unrealized loss on short-term investments included in other comprehensive income, net of estimated taxes, was approximately $26,000. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2011, because it is more likely than not that we will hold these securities until the recovery of their amortized cost basis.

Index

6. Foreign Currency Hedging

Our licensees operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in 2010 we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. Our foreign currency exchange contracts used to hedge royalty revenues based on underlying Eurodollar sales are designated as cash flow hedges.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as cash flow hedges at March 31, 2011, and December 31, 2010:

Foreign Currency Exchange Forward Contracts			March 31, 2011		December 31, 2010
Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.400	Sell Eurodollar	$116,189	$(1,113)	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(19,539)	117,941	(12,810)
Total			$234,130	$(20,652)	$255,120	$(6,070)

Foreign Currency Exchange Option Contracts
Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.510	Purchased call option	$125,318	$683	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	12,948	129,244	10,251
Total			$254,562	$13,631	$277,201	$11,023

The following table summarizes information about the fair value of our foreign currency exchange contracts on our Condensed Consolidated Balance Sheet as of March 31, 2011, and December 31, 2010:

		Fair Value (In thousands)
Cash Flow Hedge	Location	March 31, 2011	December 31, 2010
Foreign currency exchange contracts (net)	Foreign currency hedge-current	$-	$5,946
Foreign currency exchange contracts (net)	Accrued liabilities	(430)	-
Foreign currency exchange contracts (net)	Other long-term liabilities	(6,591)	(993)
		$(7,021)	$4,953

The foreign currency exchange contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of March 31, 2011, the unrealized net loss on the effective component of our foreign currency exchange contracts included in other comprehensive loss, net of estimated taxes, was $4.6 million. As of December 31, 2010, the unrealized net gain on the effective component of our foreign currency exchange contracts included in other comprehensive income, net of estimated taxes, was $3.2 million. There were no ineffective components of our foreign currency exchange contracts during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011 and 2010, we recognized $1.2 million and zero in royalty revenue from foreign currency exchange contracts which settled during the periods, respectively. Approximately $0.3 million is expected to be reclassified from other comprehensive loss against earnings in the next 12 months.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Non-recourse Notes issuance costs	$2,747	$3,362
2012 Notes issuance costs	531	-
Prepaid taxes	3,376	8,307
Other	1,133	445
Total prepaid and other current assets	$7,787	$12,114

Index

8. Other Assets

Other assets consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
2012 Notes issuance costs	$-	$683
2015 Notes issuance costs	3,972	4,226
Non-recourse Notes issuance costs	1,547	2,397
Other intangible assets, net	50	-
Other	18	-
Total other assets	$5,587	$7,306

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Consulting and services	$431	$2,187
Compensation	612	349
Interest	1,833	2,794
Foreign currency hedge	430	-
Other	150	141
Total accrued liabilities	$3,456	$5,471

10. Convertible and Non-Recourse Notes

The following table summarizes our convertible and non-recourse notes activity for the three months ended March 31, 2011, as well as the balances and fair values at March 31, 2011:

(In thousands)	2012 Notes	2015 Notes	Non-recourse Notes	Total
Balance at December 31, 2010	$133,464	$176,964	$204,270	$514,698
Payment	-	-	(20,311)	(20,311)
Discount amortization	-	173	-	173
Balance at March 31, 2011	$133,464	$177,137	$183,959	$494,560

Fair value(1)	$134,038	$182,250	$187,639	$503,927

(1)	As of March 31, 2011, the fair value of the remaining payments under our Convertible notes and Non-recourse Notes was estimated based on the trading value of our notes then outstanding.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Accrued lease liability	$10,700	$10,700
Accrued legal settlement	-	27,500
Uncertain tax position	12,240	12,213
Foreign currency hedge	6,591	993
Total	$29,531	$51,406

Index

12. Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income	$44,545	$26,007
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges, net of taxes	(7,784)	6,362
Unrealized loss on investments, net of taxes	(25)	-
Total comprehensive income	$36,736	$32,369

13. Commitments and Contingencies

In August 2010, we received a letter from Genentech, Inc. (Genentech), sent on behalf of F. Hoffman LaRoche Ltd. (Roche) and Novartis AG (Novartis), indicating that they believe that sales of their products that are both manufactured and sold outside of the United States do not infringe our supplementary protection certificates (SPCs) granted to us by various countries in Europe. Our SPCs generally extend the patent protection for our European Patent No. 0 451 216B until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. In response, we filed a complaint against Genentech, Roche and Novartis in Nevada, as we believe that a settlement agreement reached in 2003 between Genentech and us resolved all patent disputes between the two companies at that time. The matter is still ongoing with Genentech and Roche; however, we reached a settlement agreement with Novartis in early 2011.

 Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under the lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $118.5 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet was to default. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010, related to the estimated fair value of this guarantee.

14. Income Taxes

Income tax expense for the three months ended March 31, 2011 and 2010, was $24.0 million and $14.2 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations.

15. Cash Dividends

On February 25, 2011, our board of directors declared a quarterly regular dividend of $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15, and December 15 of 2011 to stockholders of record on March 8, June 8, September 8, and December 8 of 2011, the Record Dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on March 15, 2011, using earnings generated during the quarter and cash on hand. As of March 31, 2011, we accrued $62.9 million in dividends payable for the June 15, September 15 and December 15 dividend payments and for dividends payable on restricted shares of our common stock.

Effective March 8, 2011, in connection with the payment of the dividend in March 2011, the conversion ratio for our outstanding 2012 Notes and 2015 Notes were adjusted to 144.474 shares per $1,000 principal amount of convertible notes, or a conversion price of approximately $6.92 per share.

Index

16. Subsequent Event

On April 22, 2011, we were notified that the Internal Revenue Service has selected our 2008 federal income tax return for examination.

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

Recent Developments

Declaration of 2011 Regular Quarterly Dividends and March 15, 2011, Dividend Payment

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to our stockholders in 2011 will be $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates for each of the dividend payments, respectively. On March 15, 2011, we paid the first quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the first quarter of 2011 and cash on hand.

Convertible Notes

Effective March 7, 2011, in connection with the dividend payment on March 15, 2011, the conversion ratios for our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes), and our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes), were adjusted to 144.474 shares of common stock per $1,000 principal amount or $6.92 per share. The conversion rate for the 2012 Notes and the 2015 Notes was previously 140.571 shares of common stock per $1,000 principal amount for each of the 2012 Notes and the 2015 Notes. In connection with a cash dividend, the conversion rate is increased by multiplying the previous conversion rate by a fraction, the numerator of which is the average closing price of PDL's common stock for the five consecutive trading days immediately preceding the ex-dividend date of March 4, 2011, for the cash dividend, and the denominator of which is the difference of such average closing price less the dividend amount.

Resolution of Legal Disputes

In early 2011, we resolved a number of challenges to our Queen et al. patent estate in the United States and in Europe.  We reached a settlement agreement with MedImmune LLC (MedImmune) resolving all disputes between us related to both sales of their product, Synagis®, and the Queen et al. patent estate, including their challenge to our European patent before the European Patent Office (EPO); we agreed to pay MedImmune $92.5 million as a result of this agreement of which we paid $65.0 million in February 2011 and the balance of $27.5 million is due in February 2012. We reached a settlement agreement with UCB Pharma S.A. (UCB) resolving all disputes between us, including their challenges to our U.S. patents before the U.S. Patent and Trademark Office (PTO) and our European patent before the EPO; we received a $10 million payment in conjunction with this agreement. We reached a settlement agreement with Novartis AG (Novartis) resolving all disputes between us, including their challenge to our European patent before the EPO; the settlement agreement also included the dismissal of Novartis from all claims in the Nevada state court described below. In addition, we acquired BioTransplant Incorporated (BioTransplant), a bankrupt company, and instructed its representative to cease its activities before the EPO in the opposition against us. As a result of the above settlements and acquisition, the EPO cancelled its opposition hearing regarding the appeal of the validity of our European patent and the claims of our European patent are deemed to be valid in this final action of the EPO. In the three months ended March 31, 2011, approximately 40% of our revenues were derived from sales of products made in Europe and sold outside of the United States. For further information, see “Part I. ITEM I. BUSINESS, Resolution of Challenges against the Queen et al. Patents in the United States and Europe” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Index

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

The European Patent No. 0 451 261B (the '216B Patent) expired in Europe in December 2009. We have been granted supplementary protection certificates (SPCs) for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014 except that the SPCs for Herceptin will generally expire in August 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in some jurisdictions. We are not able to file applications for any new SPCs after the ‘216B Patent expiration. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in that jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Licensing Agreements for Marketed Products

In the three months ended March 31, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth Pharmaceuticals, Inc. (Wyeth), announced that it will be discontinuing commercial availability of Mylotarg. For the three months ended March 31, 2011 and 2010, we received royalties of $36,000 and $0.4 million for sales of Mylotarg, respectively.

Index

For the three months ended March 31, 2011 and 2010, we received approximately $73.3 million and $62.1 million, respectively, of royalty revenues under license agreements. The licensees with commercial products as of March 31, 2011, are listed below:

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

Index

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

	Three Months Ended March 31,
	2011	2010
Avastin
% Ex-U.S. Sold	56%	50%
% Ex-U.S. Manufactured and Sold	19%	5%
Herceptin
% Ex-U.S. Sold	71%	70%
% Ex-U.S. Manufactured and Sold	40%	43%
Lucentis
% Ex-U.S. Sold	57%	57%
% Ex-U.S. Manufactured and Sold	0%	0%
Xolair
% Ex-U.S. Sold	39%	35%
% Ex-U.S. Manufactured and Sold	39%	35%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the three months ended March 31, 2011, PDL received royalties generated from three of Genentech’s licensed products which were ex-U.S. manufactured and sold: Herceptin, Avastin and Xolair. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis, that the plants were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and that Roche expects the plants to be registered to produce bulk Avastin and Lucentis for use in Europe in 2011. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Elan

We entered into a patent license agreement, effective April 24, 1998, pursuant to which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Index

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

See also the “Risk Factors” section of this quarterly report for additional information on economic and industry wide and other factors that may impact our business and results of operations.

Index

 CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

During the three months ended March 31, 2011, there were no changes made to our critical accounting policies and the use of estimates; for further information please refer to  “Critical Accounting Policies and Uses of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Revenues
Revenues consist of royalty revenues as well as license and other revenues. During the three months ended March 31, 2011 and 2010, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents and the three months ended March 31, 2011, includes a one-time $10.0 million settlement payment from UCB which is described below.

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2011	2010	Prior Year
Revenues
Royalties	$73,336	$62,061	18%
License and other	10,000	-	N/A
Total revenues	$83,336	$62,061	34%

Total revenue for the three months ended March 31, 2011, was $83.3 million as compared with $62.1 million for the same period in 2010. Included in results for the three months ended March 31, 2011, and not included in the same period in 2010 is the $10.0 million settlement payment from UCB resolving all legal disputes between the two companies, including those relating to UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents.

Royalty revenue increased 18% for the three months ended March 31, 2011, when compared to royalty revenue for the same period in 2010. The growth is primarily driven by increased fourth quarter 2010 sales of Herceptin, Lucentis and Tysabri by our licensees for which we received royalties in the first quarter of 2011. Also contributing to the increase are increased royalties from sales of Avastin that was both manufactured and sold outside of the United States. Ex-U.S.-based Manufacturing and Sales of Avastin represented 19% of total Avastin sales in the fourth quarter of 2010 as compared with 5% of total Avastin sales for the same period in 2009. Sales of Avastin, Herceptin, and Lucentis are subject to a tiered royalty rate for product that is manufactured or sold in the United States and a flat royalty rate of 3% for product that is manufactured and sold outside of the United States.

•
Reported sales of Herceptin increased 4% when compared to the same period for the prior year. Roche recently reported that, in 2010, Herceptin maintained its high market penetration in HER2-positive breast cancer and achieved single-digit gains in the United States and Western Europe in advanced stomach cancer. Additionally, Roche reported that improvements in the quality of HER2 testing are expanding the patient population eligible for treatment with Herceptin. Ex-U.S.-based Manufacturing and Sales of Herceptin represented 40% of total Herceptin sales in the fourth quarter of 2010 as compared with 43% in the fourth quarter of 2009.

•
Reported sales for Lucentis increased 17% when compared to the same period for the prior year. Roche recently reported that strong sales growth was driven primarily by increases in the total number of patients receiving Lucentis and the amount of time patients are on treatment. Lucentis is approved for the treatment of wet age-related macular degeneration in the United States and Europe. Lucentis received approval for the treatment of macular edema following retinal vein occlusion in June 2010 in the United States as well as for diabetic macular edema in Europe in January 2011. Roche and Novartis recently reported that fourth quarter sales grew by 17% in both the United States and internationally. There were no ex-U.S.-based Manufacturing and Sales of Lucentis in the fourth quarter of 2010 or 2009.

•
Reported sales of Tysabri increased 13% when compared to the same period for the prior year. Biogen Idec recently announced that, at the end of December 2010, approximately 56,600 patients were on therapy worldwide, representing a 16% increase over the approximately 48,800 patients who were on therapy at the end of December 2009 and that cumulatively 78,800 patients have been treated with Tysabri in the post-marketing setting. Tysabri royalties are determined at a flat rate as a percent of sales regardless of location of manufacture or sale.

Index

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total royalty revenues for the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31,
Licensees	Product Name	2011	2010
Genentech, Inc. (Genentech)	Avastin®	30%	27%
	Herceptin®	34%	38%
	Lucentis®	12%	12%
Elan Corporation, Plc (Elan)	Tysabri®	13%	14%

Under most of the agreements for the license of rights under our Queen et al. patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis.

General and Administrative Expenses

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2011	2010	Prior Year
General and administrative expenses	$5,779	$9,410	-39%

General and administrative expenses for the three months ended March 31, 2011, were $5.8 million as compared with $9.4 million for the same period in 2010. The decrease in general and administrative expenses was primarily driven by decreases in legal expense and professional services expense. The decrease in legal expense is a result of finalization of the legal issue with MedImmune, the opposition to our ‘216B patent in the EPO and the interference proceedings in the PTO, all of which were concluded in the first quarter of 2011. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.” The decrease in professional services expense results from reduced costs associated with our annual update of our royalty forecast model as well as a reduction in one-time special project costs. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses for the three months ended March 31, 2011 and 2010 comprise:

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2011	2010	Prior Year
Compensation and benefits	$942	$1,001	-6%
Legal expense	3,495	6,350	-45%
Other professional services	568	1,078	-47%
Insurance	204	228	-11%
Depreciation	14	34	-59%
Stock-based compensation	50	188	-73%
Other	506	531	-5%
Total general and administrative expenses	$5,779	$9,410	-39%

Index

Non-operating Income and Expense, Net

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2011	2010	Prior Year
Interest and other income, net	$175	$80	119%
Interest expense	(9,154)	(12,527)	-27%
Total non-operating expense, net	$(8,979)	$(12,447)	-28%

Non-operating income and expense, net for the three months ended March 31, 2011, was $9.0 million as compared with $12.4 million for the same period in 2010. The reduction is primarily attributable to repayment of our QHP PhaRMA Senior Secured Notes due March 15, 2015 (Non-recourse Notes), for which the current balance at March 31, 2011, was $184.0 million as compared with $287.4 million at March 31, 2010.

Income Taxes

Income tax expense for the three months ended March 31, 2011 and 2010, was $24.0 million and $14.2 million, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income from operations.

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

We had cash, cash equivalents and investments in the aggregate of $193.5 million and $248.2 million at March 31, 2011, and December 31, 2010, respectively. The $54.7 million decrease was primarily attributable to the dividend payment of $21.0 million, repayment of the Non-recourse Notes of $20.3 million and net cash used in operating activities of $13.1 million, which includes the $65.0 million settlement payment to MedImmune. We believe that cash from future royalty revenues along with potential capital restructuring activities, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On February 25, 2011, our board of directors declared a quarterly regular dividend of $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the Record Dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on March 15, 2011, using earnings generated in the first quarter of 2011and cash on hand. As of March 31, 2011, we accrued $62.9 million in dividends payable for the June 15, September 15 and December 15 dividend payments and for dividends payable on restricted shares of our common stock.

Effective March 8, 2011, in connection with the payment of the dividend in March 2011, the conversion ratio for our outstanding 2012 Notes and 2015 Notes were adjusted to 144.474 shares per $1,000 principal amount of convertible notes or a conversion price of approximately $6.92 per share.

As of March 31, 2011, our material contractual obligations under lease and debt agreements for the next five years and thereafter were as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$181	$39	$-	$-	$220
Convertible notes (including interest payments)	141,308	10,350	185,175	-	336,833
Non-recourse Notes (including interest payments) (1)	131,377	68,503	-	-	199,880
Total contractual obligations	$272,866	$78,892	$185,175	$-	$536,933

(1)	Repayment of the Non-recourse Notes and interest are based on anticipated future royalties to be received from Genentech and the expected final payment date is September 2012.

Index

2012 Notes

In February 2005, we issued the 2012 Notes due February 15, 2012, with a principal amount of $250 million. The 2012 Notes are convertible at any time, at the holders’ option, into our common stock at a conversion price of 144.474 shares of common stock per $1,000 principal amount of the 2012 Notes or $6.92 per share of common stock, as adjusted for the cash dividend paid on March 15, 2011, and subject to further adjustment in certain events including dividend payments. Interest on the 2012 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2012 Notes are senior unsecured debt and are redeemable by us in whole or in part at 100.29% of principal amount. The 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

In 2009, we repurchased $22.0 million in aggregate face value of our 2012 Notes, at an average discount of 4.8% from face value in open market transactions for aggregate consideration of $21.0 million in cash, plus accrued but unpaid interest. In 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2015 Notes. In December 2010, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. As of March 31, 2011, $133.5 million in aggregate principal of the 2012 Notes remain outstanding.

2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. The 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 144.474 shares of common stock per $1,000 principal amount of the 2015 Notes or $6.92 per share of common stock and subject to further adjustment in certain events including dividend payments. Interest on the 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. The 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of March 31, 2011, $180 million in aggregate principal of the 2015 Notes remain outstanding.

Non-Recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties (the Genentech Royalties) from sales of Genentech products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license pursuant to our related agreements with Genentech. The Non-recourse Notes are due March 15, 2015, and bear interest at 10.25% per annum and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, is the sole source of payment of principal and interest on the Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. The amount of quarterly repayment of the principal of the Non-recourse Notes varies based upon the amount of future quarterly Genentech Royalties received. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of March 31, 2011, $184.0 million in aggregate principal of the Non-recourse Notes remain outstanding. The anticipated final repayment date of the Non-recourse Notes is September 2012.

Operating Lease

In February 2011, we entered into a lease amendment to extend our building lease term to May 2012 for our office in Incline Village, Nevada.

Contractual Obligations

At March 31, 2011, our principal obligations were our 2012 Notes, 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $497.4 million in principal. The 2012 Notes and the 2015 Notes are not puttable by the note holders other than in the context of a fundamental change. We expect that our debt service obligations over the next several years will consist of interest payments and repayment of the 2012 Notes, the 2015 Notes and the Non-recourse-Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Index

Lease Guarantee

In connection with the 2008 divestiture of Facet Biotech Corporation (Facet) we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $118.5 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010, related to the original estimated fair value of this guarantee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in that current quarter.

We hedge certain foreign currency exchange risk exposures related to our licensees’ product sales with foreign currency exchange contracts. In general, these contracts are intended to offset the underlying foreign currency market risk in our royalty revenues. In 2010, we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. We did not have foreign currency exchange contracts prior to January 2010. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings.

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our outstanding foreign currency exchange contracts designated as hedges at March 31, 2011, and December 31, 2010:

Foreign Currency Exchange Forward Contracts			March 31, 2011		December 31, 2010
Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.400	Sell Eurodollar	$116,189	$(1,113)	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(19,539)	117,941	(12,810)
Total			$234,130	$(20,652)	$255,120	$(6,070)

Foreign Currency Exchange Option Contracts
Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.510	Purchased call option	$125,318	$683	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	12,948	129,244	10,251
Total			$254,562	$13,631	$277,201	$11,023

Interest Rate Risk

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and the related weighted-average interest rates by year of expected maturity or anticipated repayment for our debt obligations as of March 31, 2011.

Index

(Dollars in thousands)	2011	2012	2013	2014	2015	Total	Fair Value
Convertible Notes
Fixed Rate	$-	$133,464	$-	$-	$180,000	$313,464	$316,288	(1)
Average Interest Rate	2.502%	2.829%	2.875%	2.875%	2.875%

Non-recourse Notes
Fixed Rate	$92,523	$91,436	$-	$-	$-	$183,959	$187,639	(2)
Average Interest Rate	10.25%	10.25%	-%	-%	-%

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at March 31, 2011.

(2)
The fair value of the Non-recourse Notes at March 31, 2011, was estimated based on the trading value of the Non-recourse Notes at March 31, 2011. Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Index

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

In December 2008, MedImmune, LLC (MedImmune) filed a lawsuit against us in the U.S. District Court. MedImmune’s complaint sought a declaratory judgment that the U.S. patents are invalid and/or not infringed by its Synagis® and motavizumab products and, that therefore, MedImmune owes no royalties under its license agreement with us. MedImmune’s complaint further alleged (i) that if our patents are valid and infringed by Synagis and/or motavizumab, MedImmune is now or was retroactively entitled to a lower royalty rate on its sales of infringing products under the most favored licensee clause in our agreement, (ii) breach of contract, (iii) breach of the covenant of good faith and fair dealing and (iv) fraud.

We answered MedImmune’s complaint and alleged in our pleadings certain counterclaims, including that MedImmune breached the license agreement by (i) failing to pay all royalties due to us from the sale of Synagis, including sales by and through Abbott Laboratories (Abbott), whom we believe is MedImmune’s sublicensee with respect to its Synagis franchise outside the United States and (ii) by demanding that we consent to conditions that are commercially unreasonable and contractually insupportable in order to permit an audit of sales and revenues associated with Synagis by an independent accountant, as required under the license agreement. Our pleadings further alleged that, as a result of MedImmune’s breach of the license agreement and the Company’s related cancellation thereof, MedImmune is infringing our U.S. Patent No. 6,180,370 (the ‘370 Patent) by making, using, selling, offering for sale and/or importing Synagis into the United States and by having Synagis made, used, sold, offered for sale and/or imported in the United States, and certain affirmative defenses against each of MedImmune’s claims.

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

A jury trial was scheduled to take place beginning on March 7, 2011. The trial would have excluded certain claims by us and would have primarily related to claims by MedImmune regarding an alleged breach of certain most favored licensee obligations of PDL in our license agreement with MedImmune and MedImmune’s related fraud allegations against PDL.

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

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with MedImmune, including those relating to MedImmune’s product Synagis and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and will pay an additional $27.5 million by February 10, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against our European Patent No. 0 451 216B (the ‘216B Patent) including the opposition by BioTransplant.

Acquisition of BioTransplant

On February 8, 2011, the United States Bankruptcy Court for the District of Massachusetts issued an order approving the acquisition of BioTransplant Incorporated (BioTransplant) by our wholly owned subsidiary, BTI Acquisitions I Corp. for $415,000. In February 2011, we instructed BioTransplant’s representative before the EPO to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. We believe that BioTransplant’s activities before the EPO, including payment of counsel fees, were financially supported by MedImmune. By virtue of our acquisition of BioTransplant and settlement of all of our disputes with MedImmune, including MedImmune's financial support of BioTransplant’s appeal in the opposition proceeding, we were able to ensure that BioTransplant’s opposition and appeal would be withdrawn in accordance with the governing rules of practice before the EPO.

Index

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark Office (PTO) involving our U.S. Patent No. 5,585,089 (the ‘089 Patent) and the ‘370 Patent in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent. In addition, PDL agreed to withdraw its opposition to a UCB patent in the EPO and provided UCB a covenant not to sue with respect to one of its development stage products that may or may not be approved within the term of the Queen et al. patent portfolio. No additional payments will be owed by UCB to PDL under the Queen et al. patents in respect of Cimzia sales for any indication. Further, UCB has agreed not to challenge or assist other parties in challenging the Queen et al. patent portfolio in the future.

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis AG (Novartis). Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court described below, which also includes Genentech Inc. and F. Hoffman LaRoche Ltd. (Roche) as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis made by Novartis each quarter during calendar year 2011 and beyond. We do not currently expect such amount to materially impact our total annual revenues.

Termination of European Opposition to ‘216B Patent

In 2007, the Opposition Division of the EPO found the ‘216B Patent to be valid in an opposition proceeding brought by multiple parties. Five of the opposing parties filed notices of appeal to the Technical Board of Appeal of the EPO seeking to have the decision of the Opposition Division upholding the ‘216B Patent overturned. Three of those parties filed detailed grounds of appeal: UCB, BioTransplant, whose counsel we believe has been financially supported by MedImmune, and Novartis. Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the decision of the Opposition Division in 2007 upholding the claims of our ‘216B Patent as valid is the final decision of the EPO. In the three months ended March 31, 2011, approximately 40% of our revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech on behalf of Roche and Novartis asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover each of the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

If Genentech were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 40% of our royalty revenues for the three months ended March 31, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount may increase in the future.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States. All of Genentech’s quarterly royalty payments received after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

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

Index

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, in connection with the letter described above, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We seek to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of the Genentech Products. The complaint alleges that the communication received from Genentech, which states that it was sent at the behest of Roche and Novartis, damaged the Company and constitutes a breach of Genentech’s obligations under its 2003 settlement agreement with PDL. Specifically the complaint: (i) seeks a declaratory judgment from the court that Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) alleges that Genentech, by challenging at the behest of Roche and Novartis whether our SPCs cover the Genentech Products in its August 2010 letter, has breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement; (iv) alleges that Genentech committed a bad faith tortious breach of the implied covenant of good faith and fair dealing in the 2003 settlement agreement; and (v) alleges that Roche and Novartis intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights. The complaint seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees.

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past sales of the Genentech Products sold in the United States or manufactured in the United States and used or sold anywhere in the world (U.S.-based Sales) and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of the Genentech Products.

In November 2010, Genentech and Roche filed a motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(5), in which they contend that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to PDL’s U.S. patents. To prevail on their motion to dismiss, Genentech and Roche must establish that PDL can prove no set of facts which, if accepted by the court, would entitle PDL to the relief requested in our complaint. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. To prevail on its motion to dismiss for lack of jurisdiction, Roche must establish that its conduct does not permit a Nevada court from adjudicating the claims asserted in the complaint without violating due process. PDL disagrees with the arguments presented in these motions and intends to oppose them. The Nevada state court held a hearing on Genentech and Roche’s motions on April 21, 2011.

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

Except as set forth below, during the three months ended March 31, 2011, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment would severely reduce our future revenues.

Our European Patent No. 0 451 216B (the '216B Patent) was granted in 1996 by the European Patent office (EPO). The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for supplementary protection certificates (SPCs) in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis and Tysabri® to the extent these products are made and sold outside the United States (the SPC Products). These SPCs generally expire in 2014. While our SPCs extend the period of enforceability of our ‘216B Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims and/or whether the product named in the SPC actually infringes those claims and whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions and proceedings. In addition, the European Court of Justice has been referred several questions regarding the interpretation of SPCs from national courts in Europe which, depending on the outcome, may impact how courts in Europe will decide matters related to the scope of our SPCs. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 40% of our royalty revenues for the three months ended March 31, 2011. Based on announcements by Roche regarding moving manufacturing outside of the United States, we expect this amount may increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

Index

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101***
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2011
PDL BIOPHARMA, INC.
(Registrant)

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/S/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ CAROLINE KRUMEL
Caroline Krumel
Vice President Finance
(Principal Accounting Officer)