Form 10-Q
period 2011-06-30
PDL BIOPHARMA, INC.
filed 2011-07-29
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2011

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

As of July 25, 2011, there were 139,794,559 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Royalties	$122,127	$120,343	$195,463	$182,404
License and other	-	-	10,000	-
Total revenues	122,127	120,343	205,463	182,404

General and administrative expenses	3,776	8,820	9,555	18,230
Operating income	118,351	111,523	195,908	164,174
Loss on retirement or conversion of convertible notes	(766)	(16,327)	(766)	(16,327)
Interest and other income	157	90	332	170
Interest and other expense	(9,780)	(11,560)	(18,934)	(24,087)
Total non-operating expense, net	(10,389)	(27,797)	(19,368)	(40,244)
Income before income taxes	107,962	83,726	176,540	123,930
Income tax expense	37,976	33,588	62,009	47,785

Net income	$69,986	$50,138	$114,531	$76,145

Net income per basic share	$0.50	$0.42	$0.82	$0.64
Net income per diluted share	$0.38	$0.30	$0.63	$0.44

Cash dividends declared per common share	$-	$-	$0.60	$1.00

Shares used to compute net income per basic and diluted share:
Shares used to compute net income per basic share	139,650	119,536	139,645	119,530
Shares used to compute net income per diluted share	186,060	173,398	186,055	178,821

See accompanying notes.

Index
PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
Assets	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$168,022	$211,574
Short-term investments	30,269	34,658
Receivables from licensees	-	469
Deferred tax assets	10,442	19,902
Foreign currency hedge	-	5,946
Prepaid and other current assets	3,698	12,114
Total current assets	212,431	284,663

Property and equipment, net	51	80
Long-term investments	38,030	1,997
Long-term deferred tax assets	24,861	22,620
Other assets	8,888	7,306
Total assets	$284,261	$316,666

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$124	$2,540
Accrued legal settlement	27,500	65,000
Accrued liabilities	5,634	5,471
Accrued income taxes	12,575	-
Foreign currency hedge	4,270	-
Deferred revenue	1,713	1,713
Dividend payable	41,961	20
Current portion of non-recourse notes payable	123,246	119,247
Total current liabilities	217,023	193,991

Convertible notes payable	314,142	310,428
Non-recourse notes payable	18,454	85,023
Other long-term liabilities	28,149	51,406
Total liabilities	577,768	640,848
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,795 and 139,640 issued and outstanding at June 30, 2011, and December 31, 2010, respectively	1,397	1,396
Additional paid-in capital	(162,015)	(87,373)
Accumulated other comprehensive income	(5,996)	3,219
Accumulated deficit	(126,893)	(241,424)
Total stockholders' deficit	(293,507)	(324,182)
Total liabilities and stockholders' deficit	$284,261	$316,666

See accompanying notes.

Index

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities
Net income	$114,531	$76,145
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	1,302	927
Amortization of non-recourse notes offering costs	2,774	3,725
Other amortization and depreciation expense	669	71
Loss on retirement or conversion of convertible notes	766	16,327
Stock-based compensation expense	124	359
Tax (expense) benefit from stock-based compensation arrangements	(117)	7,185
Net excess tax benefit from stock-based compensation	-	(7,475)
Deferred income taxes	19,423	(3,230)
Changes in assets and liabilities:
Receivables from licensees	469	900
Prepaid and other current assets	7,207	5,455
Other assets	(5,759)	94
Accounts payable	(2,416)	(193)
Accrued liabilities	1,163	(2,662)
Accrued legal settlement	(37,500)	-
Accrued income taxes	12,575	24,386
Other long-term liabilities	(27,288)	-
Deferred revenue	-	1,613
Net cash provided by operating activities	87,923	123,627
Cash flows from investing activities
Purchases of investments	(58,359)	(12,402)
Maturities of investments	26,146	-
Purchase of intangible assets	(50)	-
Net cash used in investing activities	(32,263)	(12,402)
Cash flows from financing activities
Repurchase of convertible notes	(134,464)	(100,386)
Repayment of non-recourse notes	(62,570)	(50,365)
Cash dividend paid	(41,924)	(59,864)
Net proceeds from the issuance of convertible notes	149,643	-
Purchase of call options	(20,765)	-
Proceeds from issue of warrants	10,868	-
Net excess tax benefit from stock-based compensation	-	7,475
Net cash used in financing activities	(99,212)	(203,140)
Net decrease in cash and cash equivalents	(43,552)	(91,915)
Cash and cash equivalents at beginning of the period	211,574	303,227
Cash and cash equivalents at end of the period	$168,022	$211,312

See accompanying notes.

Index

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Customer Concentration

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total royalty revenues for the three and six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensees	Product Name	2011	2010	2011	2010
Genentech, Inc. (Genentech)	Avastin®	34%	37%	31%	34%
	Herceptin®	35%	32%	33%	34%
	Lucentis®	20%	16%	16%	14%
Elan Corporation, Plc (Elan)	Tysabri®	9%	7%	10%	10%

Foreign Currency Hedging

We hedge certain foreign currency exposures related to our licensees’ product sales with foreign currency exchange forward contracts and foreign currency exchange option contracts (collectively, foreign currency exchange contracts). In general, these contracts are intended to offset the underlying foreign currency market risks in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the foreign currency exchange contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the foreign currency exchange contracts is estimated using pricing models with readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts, net of estimated taxes, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties. If future royalties based on Eurodollar are lower than forecasted, the amount of ineffectiveness would be reported in our Condensed Consolidated Statements of Income.

2. Stock-Based Compensation

Stock-based compensation expense for employees and directors for the three and six months ended June 30, 2011 and 2010, was as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
General and administrative expenses	$74	$171	$124	$359
Income tax effect	(26)	(60)	(43)	(126)
Stock-based compensation expense included in net income	$48	$111	$81	$233

During the three months ended June 30, 2011, 43,000 fully vested stock options with an average price of $20.67 expired unexercised. Also in the three months ended June 30, 2011, the company issued 114,807 shares of restricted stock to its employees and members of the board of directors.

3. Net Income per Share

We compute basic net income per share using the weighted-average number of shares of common stock outstanding during the periods presented less the weighted-average number of shares of restricted stock that are subject to repurchase. We compute diluted net income per share using the sum of the weighted-average number of common and common-equivalent shares outstanding. Common-equivalent shares used in the computation of diluted net income per share result from the assumed exercise of stock options, the issuance of restricted stock and the assumed conversion of our 2.00% Convertible Senior Notes due February 15, 2012 (the 2012 Notes), our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes), and our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes), on a weighted average basis for the period that the notes were outstanding, including both the effect of adding back interest expense and the inclusion of the underlying shares using the if-converted method. As of June 30, 2011, the conversion ratios for each of the 2012 Notes and the 2015 Notes were 147.887 shares per $1,000 principal amount of the notes, or a conversion price of approximately $6.76 per share. The conversion ratio for the 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes) was 177.1594 shares per $1,000 principal amount of 2023 Notes, or a conversion price of approximately $5.64 per share. As of September 14, 2010, the 2023 Notes were fully retired or converted. On June 30, 2011, the Company redeemed the entire aggregate principal outstanding of the 2012 Notes, which are now fully retired.

Following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Net income	$69,986	$50,138	$114,531	$76,145
Add back interest expense for convertible notes, net of estimated tax of $0.7 million for each of the three months ended June 30, 2011 and 2010, and $1.4 million and $1.6 million for the six months ended June 30, 2011 and 2010 (see Note 10)	1,275	1,360	2,549	2,995
Income used to compute net income per diluted share	$71,261	$51,498	$117,080	$79,140

Denominator
Total weighted-average shares used to compute basic income per share	139,650	119,536	139,645	119,530
Effect of dilutive stock options	14	8	13	8
Restricted stock outstanding	26	104	27	96
Assumed conversion of 2012 Notes	19,743	29,256	19,743	29,256
Assumed conversion of 2015 Notes	26,627	-	26,627	-
Assumed conversion of 2023 Notes	-	24,494	-	29,931
Shares used to compute income per diluted share	186,060	173,398	186,055	178,821

Net income per basic share	$0.50	$0.42	$0.82	$0.64
Net income per diluted share	$0.38	$0.30	$0.63	$0.44

We have excluded 0.2 million of outstanding stock options from our diluted earnings per share calculations for the three months ended June 30, 2011 and 2010, respectively, and we have excluded 0.2 million and 0.4 million of outstanding stock options from our diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, the shares were not dilutive.

In May 2011, we issued 3.75% Senior Convertible Notes due 2015 (the May 2015 Notes). Upon conversion, the holders of the May 2015 Notes receive cash for the principal amount of the Notes and PDL common stock to the extent that the conversion value exceeds principal value. For the periods shown above, no stock was issuable upon conversion and, accordingly, the May 2015 Notes have been excluded from determination of net income per diluted share.

Index

Concurrent with the issuance of the May 2015 Notes, the Company entered into privately negotiated purchased call option transactions. The purchased call option transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that underlie the May 2015 Notes and are intended to reduce the dilutive impact of the conversion feature of the May 2015 Notes. Purchased call options are anti-dilutive and have been excluded from the determination of net income per diluted share.

To reduce the hedging costs of the purchased call options, the Company also entered into privately negotiated warrant transactions. The warrant transactions could have a dilutive effect to the extent that the market price per share of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants. For the periods shown above, the strike price on the warrants exceeded the market price of the warrants and, accordingly, the warrants have been excluded from the determination of net income per share.

4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. We apply a three-level valuation hierarchy for fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Level 1 inputs to the valuation method use unadjusted quoted market prices in active markets for identical assets and liabilities. Level 2 inputs to the valuation method are other observable inputs, including quoted market prices for similar assets and liabilities, quoted prices for identical and similar assets and liabilities in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Level 3 inputs to the valuation method, if any, are unobservable inputs based upon management’s best estimate of the inputs that market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk. As of June 30, 2011, and December 31, 2010, we had no Level 3 assets or liabilities. We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

The following table summarizes, for assets and liabilities recorded at fair value, the respective fair value and classification by level of input within the fair value hierarchy defined above:

	June 30, 2011			December 31, 2010
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$160,609	$-	$160,609	$203,318	$-	$203,318
Corporate debt securities	41,065	-	41,065	20,434	-	20,434
Commercial paper	-	11,988	11,988	-	7,998	7,998
U.S. government sponsored agency bonds	10,736	-	10,736	8,725	-	8,725
U.S. treasury securities	5,510	-	5,510	1,997	-	1,997
Foreign currency hedge contracts	-	15,905	15,905	-	17,763	17,763
Total	$217,920	$27,893	$245,813	$234,474	$25,761	$260,235

Liabilities:
Foreign currency hedge contracts	$-	$(25,200)	$(25,200)	$-	$(12,810)	$(12,810)

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and disclosed on a gross basis in the table above. The fair value of commercial paper is estimated based on observable inputs of the comparable securities.

5. Cash Equivalents, Short-term and Long-term Investments

Our investments are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive income in stockholders’ deficit. The estimated fair value is based upon quoted market prices for these or similar instruments. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at June 30, 2011, and December 31, 2010, is presented below:

Index

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011:
Money market funds	$160,609	$-	$-	$160,609
Corporate debt securities	41,032	50	(17)	41,065
Commerical paper	11,988	-	-	11,988
U.S. government sponsored agency bonds	10,718	18	-	10,736
U.S. treasury securities	5,491	19	-	5,510
Total	$229,838	$87	$(17)	$229,908

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$161,609
Short-term investments				30,269
Long-term investments				38,030
Total				$229,908

December 31, 2010:
Money market funds	$203,318	$-	$-	$203,318
Corporate debt securities	20,437	2	(5)	20,434
Commerical paper	7,998	-	-	7,998
U.S. government sponsored agency bonds	8,727	-	(2)	8,725
U.S. treasury securities	1,994	3	-	1,997
Total	$242,474	$5	$(7)	$242,472

Classification on Condensed Consolidated Balance Sheets:
Cash equivalents				$205,817
Short-term investments				34,658
Long-term investments				1,997
Total				$242,472

During the six months ended June 30, 2011, and the year ended December 31, 2010, we did not recognize any gains or losses on sales of available-for-sale securities.

A summary of our portfolio of available-for-sale debt securities by contractual maturity at June 30, 2011, is presented below:

	June 30, 2011		December 31, 2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$31,265	$31,269	$37,162	$37,157
Greater than one year but less than five years	37,963	38,030	1,994	1,997
Total	$69,228	$69,299	$39,156	$39,154

As of June 30, 2011, the unrealized loss on investments included in other comprehensive income, net of estimated taxes, was $10,847. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2011, because it is more likely than not that we will hold these securities until the recovery of their amortized cost basis.

6. Foreign Currency Hedging

Our licensees operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, in 2010 we entered into a series of foreign currency exchange contracts covering the quarters in which our licensees’ sales occur through December 2012. Our foreign currency exchange contracts used to hedge royalty revenues which are based on underlying Eurodollar sales are designated as cash flow hedges.

Index

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our open foreign currency exchange contracts designated as cash flow hedges at June 30, 2011, and December 31, 2010:

Foreign Currency Exchange Forward Contracts			June 30, 2011		December 31, 2010
Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.400	Sell Eurodollar	$78,028	$(2,334)	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(22,866)	117,941	(12,810)
Total			$195,969	$(25,200)	$255,120	$(6,070)

Foreign Currency Exchange Option Contracts
Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.510	Purchased call option	$84,158	$626	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	15,279	129,244	10,251
Total			$213,402	$15,905	$277,201	$11,023

The following table summarizes information about the fair value of our foreign currency exchange contracts on our Condensed Consolidated Balance Sheet as of June 30, 2011, and December 31, 2010:

		Fair Value (In thousands)
Cash Flow Hedge	Location	June 30, 2011	December 31, 2010
Foreign currency exchange contracts (net)	Foreign currency hedge-current	$-	$5,946
Foreign currency exchange contracts (net)	Accrued liabilities	(4,270)	-
Foreign currency exchange contracts (net)	Other long-term liabilities	(5,025)	(993)
		$(9,295)	$4,953

The foreign currency exchange contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of June 30, 2011, the unrealized net loss on the effective component of our foreign currency exchange contracts included in other comprehensive loss, net of estimated taxes, was $6.0 million. As of December 31, 2010, the unrealized net gain on the effective component of our foreign currency exchange contracts included in other comprehensive income, net of estimated taxes, was $3.2 million. There was an ineffective component of our foreign currency exchange contracts as of June 30, 2011, for which we recognized a loss of $19 thousand in Interest and Other Expense for the three and six months ended June 30, 2011. There were no ineffective components of our foreign currency exchange contracts for the three and six months ended June 30, 2010. During the three months ended June 30, 2011, we recognized a loss of $0.3 million in royalty revenue from foreign currency exchange contracts which settled during the period. For the six months ended June 30, 2011, we recognized $0.9 million in royalty revenue from foreign currency exchange contracts which settled during the period.  During the three and six months ended June 30, 2010, we recognized $1.5 million in royalty revenue from foreign currency exchange contracts which settled during the period. Approximately $0.7 million is expected to be reclassified from other comprehensive loss into earnings in the next 12 months.

7. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Investment interest receivable	$474	$169
Non-recourse Notes issuance costs	2,599	3,362
Prepaid taxes	-	8,307
Other	625	276
Total prepaid and other current assets	$3,698	$12,114

8. Other Assets

Other assets consisted of the following:

Index

(In thousands)	June 30, 2011	December 31, 2010
2012 Notes issuance costs	$-	$683
2015 Notes issuance costs	3,718	4,226
May 2015 Notes issuance costs	4,717	-
Non-recourse Notes issuance costs	386	2,397
Other assets, net	67	-
Total other assets	$8,888	$7,306

9. Accrued Liabilities

Accrued liabilities consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Consulting and services	$1,130	$2,187
Compensation	945	349
Interest	3,328	2,794
Other	231	141
Total accrued liabilities	$5,634	$5,471

10. Convertible and Non-Recourse Notes

The following table summarizes our convertible and non-recourse notes activity for the six months ended June 30, 2011, as well as the balances and fair values at June 30, 2011:

(In thousands)	2012 Notes	2015 Notes	May 2015 Notes	Non-recourse Notes	Total
Balance at December 31, 2010	$133,464	$176,964	$-	$204,270	$514,698
Issuance	-	-	136,313		136,313
Payment	-	-	-	(62,570)	(62,570)
Redemption	(133,464)	-	-	-	(133,464)
Discount amortization	-	346	519	-	865
Balance at June 30, 2011	$-	$177,310	$136,832	$141,700	$455,842

Fair value(1)	$-	$181,008	$150,499	$144,534	$476,041

(1)	As of June 30, 2011, the fair value of the remaining payments under our Convertible notes and Non-recourse Notes was estimated based on the trading value of our notes then outstanding.

May 2015 Notes

On May 16, 2011, we issued $155.25 million in aggregate principal amount of our May 2015 Notes in an underwritten public offering. The May 2015 Notes were issued at an initial conversion ratio of 126.2985 shares of the Company’s common stock per $1,000 principal amount of the May 2015 Notes, or a conversion price of approximately $7.92 per share. The conversion ratio was subsequently adjusted to 129.2740 shares of the Company’s common stock per $1,000 of principal amount, or a conversion price of approximately $7.74 per share, in connection with the cash dividend paid on June 15, 2011. Holders of the May 2015 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events.  On and after November 1, 2014, holders may convert their notes at any time, regardless of the foregoing circumstances. . If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of common stock. As of June 30, 2011, the if-converted amount of the May 2015 Notes is less than the principal amount.

The May 2015 Notes were issued at par; however, the notes were recorded net of a discount of $18.9 million which will be amortized over the life of the May 2015 Notes. The discount, or equity component, was determined using an assumed borrowing rate of 7.5%, the rate at which the Company could have issued a similar instrument without the conversion feature. The equity component was allocated between additional paid in capital, $12.3 million, and deferred tax liability, $6.6 million. As of June 30, 2011, the carrying value of the May 2015 Notes and the unamortized discount were as follows:

Index

(In thousands)	June 30, 2011
Principal Amount of the May 2015 Notes	$155,250
Unamortized discount of liability component	(18,418)
Net carrying value of the May 2015 Notes	$136,832

Interest expense for the May 2015 Notes included in interest and other expense, net on the Condensed Consolidated Statements of Income was:

For the Period May 16 to
(In thousands)	June 30, 2011
Contractual coupon interest	$728
Amortization of debt issuance costs	144
Amortization of debt discount	519
Total	$1,391

In connection with the offering of the May 2015 Notes, the Company entered into purchased call option transactions with two hedge counterparties entitling the Company to purchase up to 19.6 million shares of the Company’s common stock at a strike price of approximately $7.92 per share, subject to adjustment. In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock at a strike price of approximately $9.32 per share, subject to adjustment. The cost of the purchased call options that was not covered by the proceeds from the sale of the warrants was $9.8 million and was reflected as a reduction of additional paid-in capital. The purchased call options are expected to reduce the potential equity dilution upon conversion of the May 2015 Notes to the extent the Company exercises the purchased call options to purchase shares from the hedge counterparties to deliver to converting note holders. The conversion prices were subsequently adjusted to approximately $7.74 and $9.10 with the payment of the June 15, 2011, dividend for the purchased call options and warrants, respectively. However, the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on the exercise dates of the warrants and the warrants are exercised.

2012 Notes

On June 30, 2011, we redeemed the $133.5 million in aggregate principal outstanding of 2012 Notes, at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. With the completion of this redemption on June 30, 2011, the 2012 Notes were fully retired.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Accrued lease liability	$10,700	$10,700
Accrued legal settlement	-	27,500
Uncertain tax position	12,424	12,213
Foreign currency hedge	5,025	993
Total	$28,149	$51,406

12. Comprehensive Income

The components of comprehensive income were as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income	$69,986	$50,138	$114,531	$76,145
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges, net of taxes	(1,478)	10,725	(6,042)	17,088
Unrealized loss on investments, net of taxes	71	(8)	(46)	(8)
Total comprehensive income	$68,579	$60,855	$108,443	$93,225

13. Commitments and Contingencies

Genentech Matter

In August 2010, we received a letter from Genentech, Inc. (Genentech), sent on behalf of F. Hoffman-La Roche Ltd. (Roche) and Novartis AG (Novartis), indicating that they believe that sales of their products that are both manufactured and sold outside of the United States do not infringe our supplementary protection certificates (SPCs) granted to us by various countries in Europe. Our SPCs generally extend the patent protection for our European Patent No. 0 451 216B (‘216B Patent) until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. In response, we filed a complaint against Genentech, Roche and Novartis in Nevada, as we believe that a settlement agreement reached in 2003 between Genentech and us resolved all patent disputes between the two companies at that time. The matter is still ongoing with Genentech and Roche; however, we reached a settlement agreement with Novartis in early 2011. See also “Note 16. Subsequent Events.”

 Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under the lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $115.9 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet was to default. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, related to the estimated fair value of this guarantee.

Novartis Settlement

In February 2011, we reached a settlement with Novartis under which we agreed to dismiss our claims against Novartis in the action in Nevada state court which also includes Genentech and Roche as defendants and Novartis agreed to withdraw its opposition appeal in the European Patent Office challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, after receipt of our royalty payment for sales of Lucentis each quarter, we pay Novartis a portion of the royalties that we receive for Lucentis sales made by them. We do not currently expect such amount to materially impact our total annual revenues.

14. Income Taxes

Income tax expense was $38.0 million and $62.0 million for the three months and six months ended June 30, 2011, respectively, and was primarily determined by applying the federal statutory rate of 35% of income before income taxes. Income tax expense was $33.6 million and $47.8 million for the three and six months ended June 30, 2010, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income before income taxes and adjusting for a portion of the premium paid for the repurchase of our 2023 Notes which was not tax deductible.

15. Cash Dividends

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to our stockholders in 2011 will be $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates for each of the dividend payments, respectively. On each of March 15 and June 15, 2011, we paid the quarterly dividend to our stockholders of $21.0 million using earnings generated in the first six months of 2011 and cash on hand.  As of June 30, 2011, we accrued $42.0 million in dividends payable for the September 15 and December 15 dividend payments and for dividends payable on restricted shares of our common stock.

In connection with the payment of the dividend in June 2011, we adjusted the conversion ratios of our convertible notes. The conversion ratios for each of the outstanding 2012 Notes and 2015 Notes were adjusted to 147.887 shares per $1,000 principal amount of convertible notes, or a conversion price of approximately $6.76 per share, effective June 9, 2011. The conversion ratio for our outstanding May 2015 Notes was adjusted to 129.2740 shares per $1,000 principal amount of convertible notes, or a conversion price of approximately $7.74 per share effective, June 6, 2011.

Index

16. Subsequent Event

On July 7, 2011, the Second Judicial District Court of Nevada denied motions made by Genentech and Roche to dismiss four of PDL’s claims for relief relating to the 2003 settlement agreement with Genentech and, further, denied Roche’s motion to dismiss for lack of personal jurisdiction. The court dismissed one of PDL’s claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing with regard to the 2003 settlement agreement stating that, on the current state of pleadings, no “special relationship” had been established between Genentech and PDL, as required under Nevada law.

The effect of the Court’s ruling is that PDL is permitted to continue to pursue its claims that (i) Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) Genentech, by challenging, at the behest of Roche and Novartis, whether PDL’s SPCs cover the Genentech Products breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement and (iv) Roche intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights.

PDL seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees as a result of Genentech and Roche’s conduct. The ultimate outcome of this litigation is uncertain and we may not be successful in our allegations.

Index

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

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing new royalty generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, selling the company and paying dividends. At the beginning of each fiscal year, our board of directors reviews the Company’s total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Recent Developments

Issuance of $155.25 Million of Convertible Senior Notes due May 1, 2015

On May 16, 2011, we issued $155.25 million in aggregate principal amount of 3.75% Convertible Senior Notes due May 1, 2015 (the May 2015 Notes), in an underwritten public offering. The May 2015 Notes were issued at an initial conversion ratio of 126.2985 shares of the Company’s common stock per $1,000 principal amount of the May 2015 Notes, or a conversion price of approximately $7.92 per share. The conversion ratio was subsequently adjusted to 129.2740 shares of the Company’s common stock per $1,000 of principal amount, or a conversion price of approximately $7.74 per share, in connection with the cash dividend paid on June 15, 2011. The May 2015 Notes are freely convertible on or after November 1, 2014, or upon the occurrence of certain conditions as described in the indenture. If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of common stock.

Concurrent with the issuance of the May 2015 Notes, the Company entered into privately negotiated purchased call option transactions with two hedge counterparties for the Company’s common stock. The purchased call option transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that underlie the May 2015 Notes and are intended to reduce the dilutive impact of the conversion feature of the May 2015 Notes. To reduce the hedging costs of the purchased call options, the Company also entered into privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of the Company’s common stock. The warrant transactions could have a dilutive effect to the extent that the market price per share of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants. The shares of the Company’s common stock issuable upon conversion of the May 2015 Notes or exercise of the warrants have been reserved for issuance by the Company and listed on the NASDAQ Stock Market.

2012 Notes Redemption and Retirement

On June 30, 2011, using the proceeds from the issuance of the May 2015 Notes, we redeemed the remaining $133.5 million in aggregate principal of our 2.00% Convertible Senior Notes, due February 15, 2012 (the 2012 Notes), at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus accrued but unpaid interest of $1.0 million. With the completion of this redemption on June 30, 2011, the 2012 Notes were fully retired.

Index

Adjustments to Convertible Note Conversion Ratios

In connection with the dividend payment on June 15, 2011, the conversion ratios for our convertible notes increased. The conversion ratios for our 2012 Notes (which were redeemed in full on June 30, 2011) and our 2.875% Convertible Senior Notes due February 15, 2015 (the 2015 Notes), were adjusted to 147.887 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.76 per share, effective June 9, 2011. The conversion ratio for our May 2015 Notes was adjusted to 129.2740 shares of common stock per $1,000 principal amount, or a conversion price of approximately $7.74 per share, effective June 6, 2011. The conversion ratios for each of the 2012 Notes and the 2015 Notes was previously 144.474 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.92 per share. The conversion ratio for the May 2015 Notes was previously 126.2985 shares of common stock per $1,000 principal amount, or a conversion price of approximately $7.92 per share.

In connection with a cash dividend, the conversion ratio for the 2012 Notes and the 2015 Notes is increased by multiplying the previous conversion ratio by a fraction, the numerator of which is the average closing price of PDL's common stock for the five consecutive trading days immediately preceding the ex-dividend date for the cash dividend and the denominator of which is the difference of such average closing price less the dividend amount. For the May 2015 Notes, the numerator equals the average closing price of PDL's common stock for the ten consecutive trading days immediately preceding the ex-dividend date and the denominator is the difference of such ten day average closing price less the dividend amount.

Dividend Payment

On February 25, 2011, our board of directors adopted a regular, quarterly dividend policy and declared that the quarterly dividends to be paid to our stockholders in 2011 will be $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates for each of the dividend payments, respectively. On each of March 15 and June 15, 2011, we paid the quarterly dividend to our stockholders of $21.0 million using earnings generated in the first six months of 2011 and cash on hand.

Genentech and Roche Dispute

In August 2010, we received a letter from Genentech, Inc. (Genentech), sent on behalf of F. Hoffman-La Roche Ltd. (Roche) and Novartis AG (Novartis), asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe our supplementary protection certificates (SPCs) granted to us by various countries in Europe for each of the Genentech Products and seeking a response to these assertions. The SPCs covering the Genentech Products effectively extend the patent protection for our European Patent No. 0 451 216B (the ‘216B Patent) until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. We responded to Genentech, stating that we believe its assertions of non-infringement are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, against Genentech and, Roche seeking to enforce our rights under our 2003 settlement agreement with Genentech and an order from the court declaring that Genentech is obligated to pay royalties to us on sales of the Genentech Products that are manufactured and sold outside of the United States.

On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of PDL on two motions to dismiss filed by Genentech and Roche in PDL’s lawsuit related to the 2003 settlement agreement with Genentech. The court denied Genentech and Roche’s motion to dismiss four of PDL’s five claims for relief and, further, denied Roche’s separate motion to dismiss for lack of personal jurisdiction. The court dismissed one of PDL’s claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no “special relationship” had been established between Genentech and PDL, as required under Nevada law.

The effect of the Court’s ruling is that PDL is permitted to continue to pursue its claims that (i) Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) Genentech, by challenging, at the behest of Roche and Novartis, whether PDL’s SPCs cover the Genentech Products breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement and (iv) Roche intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights.

PDL seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees as a result of Genentech and Roche’s conduct. The ultimate outcome of this litigation is uncertain and we may not be successful in our allegations.

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

Index

The following is a list of our U.S. patents within our Queen et al. patent portfolio:

Application Number	Filing Date	Patent Number	Issue Date
08/477,728	06/07/95	5,585,089	12/17/96
08/474,040	06/07/95	5,693,761	12/02/97
08/487,200	06/07/95	5,693,762	12/02/97
08/484,537	06/07/95	6,180,370	01/30/01

The  '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin, Herceptin, Lucentis, Xolair and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014 except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in some jurisdictions. We are not able to file applications for any new SPCs after the ‘216B Patent expiration. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in that jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Our licensing agreements generally entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in a jurisdiction providing patent protection. We also expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry.

Licensing Agreements for Marketed Products

In the six months ended June 30, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth Pharmaceuticals, Inc. (Wyeth), announced that it will be discontinuing commercial availability of Mylotarg. For the three months ended June 30, 2011 and 2010, we received royalties of $0.1 million and $0.2 million for sales of Mylotarg, respectively. For the six months ended June 30, 2011 and 2010, we received royalties of $0.1 million and $0.5 million for sales of Mylotarg, respectively.

For the three months ended June 30, 2011 and 2010, we received approximately $122.1 million and $120.3 million, respectively, of royalty revenues under license agreements. For the six months ended June 30, 2011 and 2010, we received approximately $195.4 million and $182.4 million, respectively, of royalty revenues under license agreements. The licensees with commercial products as of June 30, 2011, are listed below:

Licensees	Product Names

Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra® / RoActemra®

Index

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

With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. The percentage of total global sales that were generated outside of the United States and the percentage of total global sales that were ex-U.S.-based Manufacturing and Sales are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Avastin
% Ex-U.S. Sold	55%	49%	55%	49%
% Ex-U.S.-based Manufactured and Sold	20%	27%	20%	16%
Herceptin
% Ex-U.S. Sold	72%	70%	71%	70%
% Ex-U.S.-based Manufactured and Sold	30%	47%	35%	45%
Lucentis
% Ex-U.S. Sold	57%	57%	57%	57%
% Ex-U.S.-based Manufactured and Sold	-	-	-	-
Xolair
% Ex-U.S. Sold	40%	36%	39%	35%
% Ex-U.S.-based Manufactured and Sold	40%	36%	39%	35%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the six months ended June 30, 2011, PDL received royalties generated from three of Genentech’s licensed products which were both manufactured and sold outside of the United States: Herceptin, Avastin and Xolair. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that new plants in Singapore have been registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and that they expect the plants to be registered to produce bulk Avastin and Lucentis for use in Europe in 2011. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Index

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

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, both Eli Lilly and Company (Lilly) and Wyeth have licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. Another example is trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. The T-DM1 clinical program is concentrated on treatment of Herceptin-experienced metastatic breast cancer patients.

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

•
Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. For example, safety and efficacy issues could also result in the failure to maintain regulatory approvals or decrease revenues. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

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

•
To be successful, we must attract, retain and integrate qualified personnel. Our business is managing our patents and royalties assets, which requires a small number of employees. If we cannot recruit and retain qualified personnel, results from our operations could be adversely impacted.

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

 CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

During the six months ended June 30, 2011, there were no changes made to our critical accounting policies and the use of estimates; for further information please refer to  “Critical Accounting Policies and Uses of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010

Revenues

Revenues consist of royalty revenues as well as license and other revenues. During the three and six months ended June 30, 2011 and 2010, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents. During the three months ended March 31, 2011, our revenues also include a one-time $10.0 million settlement payment from UCB Pharma S.A. (UCB) which is described below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2011	2010	Change	2011	2010	Change
Revenues
Royalties	$122,127	$120,343	1%	$195,463	$182,404	7%
License and other	-	-	N/A	10,000	-	N/A
Total revenues	$122,127	$120,343	1%	$205,463	$182,404	13%

Total revenue for the three months ended June 30, 2011, was $122.1 million as compared with $120.3 million for the same period in 2010. Total revenue for the six months ended June 30, 2011 was $205.5 million as compared with $182.4 million for the same period in 2010. Included in results for the six months ended June 30, 2011, and not included in the same period in 2010 is the $10.0 million settlement payment from UCB resolving all legal disputes between the two companies, including those relating to UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents.

Royalty revenue for the three months ended June 30, 2011, was approximately $122.1 million, as compared with $120.3 million for the three months ending June 30, 2010, a one percent year-over-year increase. Revenue growth is primarily driven by increased first quarter 2011 sales of Herceptin, Lucentis and Tysabri for which PDL received royalties in the second quarter of 2011 offset, in part, by reduced royalties on sales of Avastin. The second quarter royalty payment received from Genentech included royalties generated on all worldwide sales. Sales of Avastin, Herceptin and Lucentis are subject to a tiered royalty rate for product that is made or sold in the United States and a flat royalty rate of three percent for product that is manufactured and sold outside of the United States.

•
Reported sales of Avastin decreased one percent in the first quarter of 2011 when compared to the same period in 2010. Notably, sales in the United States declined 12% whereas international sales increased 10%. Also contributing to the decrease in royalty revenue, ex-U.S.-based Manufacturing and Sales of Avastin declined to 20% of total Avastin sales in the first quarter of 2011 from 27% in the first quarter of 2010. Roche recently reported that sales declines in the United States and Western Europe have been negatively impacted by reimbursement uncertainty regarding the metastatic breast cancer indication, as well as by healthcare reform in the United States and European austerity measures.

Index

•
Reported sales for Herceptin increased 16% in the first quarter of 2011 when compared to the same period in 2010. Roche recently reported that sales growth is being driven by increasing penetration in emerging markets and the ongoing launch of Herceptin for stomach cancer. Additionally, Roche reported that improvements in the quality of HER2 testing are expanding the patient population eligible for treatment with Herceptin. Ex-U.S.-based Manufacturing and Sales of Herceptin declined to 30% of total Herceptin sales in the first quarter of 2011 from 47% in the first quarter of 2010.

•
Reported sales for Lucentis increased 35% in the first quarter of 2011 when compared to the same period in 2010. Lucentis is approved for the treatment of age-related macular degeneration (AMD) in the United States and Europe. Lucentis received approval in June 2010 in the United States for the treatment of macular edema following retinal vein occlusion as well as for diabetic macular edema in Europe in January 2011. Roche and Novartis recently reported that first quarter sales grew by 35% in the United States and 18% internationally due to continued growth in the treatment of AMD and increased uptake in the new indications. All sales of Lucentis were from inventory produced in the United States.

•
Reported sales for Tysabri increased 24% in the first quarter of 2011 when compared to the same period in 2010. Biogen Idec recently announced that, at the end of March 2011, approximately 58,400 patients were on therapy worldwide, representing a 16% increase over the approximately 50,300 patients who were on therapy at the end of March 2010 and that cumulatively 83,300 patients have been treated with Tysabri in the post-marketing setting. Tysabri royalties are determined at a flat rate as a percent of sales regardless of location of manufacture or sale.

Royalty revenue for the six months ended June 30, 2011, increased by more than seven percent when compared to the same period of 2010. The growth was primarily driven by sales of Herceptin, Lucentis and Tysabri by our licensees for which we received royalties in the first half of 2011.

•
Reported sales of Herceptin increased 13% when compared to the same period for the prior year. Ex-U.S. sales of Herceptin increased 14% when compared to the same period for the prior year and represented 71% of total global sales.

•
Reported sales of Lucentis increased 29% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis increased 28% when compared to the same period for the prior year and represented 57% of total global sales.

•
Reported sales of Tysabri increased 18% when compared to the same period for the prior year. U.S. sales of Tysabri increased 18% compared to the same period for the prior year and represented 48% of total global sales.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total royalty revenue for the three and/or six months ended June 30, 2011 and 2010:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensees	Product Name	2011	2010	2011	2010
Genentech, Inc. (Genentech)	Avastin®	34%	37%	31%	34%
	Herceptin®	35%	32%	33%	34%
	Lucentis®	20%	16%	16%	14%
Elan Corporation, Plc (Elan)	Tysabri®	9%	7%	10%	10%

The sales information presented above is based on information provided by PDL’s licensees in their quarterly reports to the Company as well as from public disclosures made by PDL’s licensees.

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

With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, Roche has announced that two new plants in Singapore have been registered by the FDA to produce bulk Avastin and Lucentis and that they expect the plants to be registered for use in Europe in 2011.

Index

General and Administrative Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2011	2010	Change	2011	2010	Change
General and administrative expenses	$3,776	$8,820	-57%	$9,555	$18,230	-48%

General and administrative expenses for the three months ended June 30, 2011, were $3.8 million as compared with $8.8 million for the same period in 2010. General and administrative expenses for the six months ended June 30, 2011, were $9.6 million as compared with $18.2 million for the same period in 2010. The decreases in general and administrative expenses were primarily driven by decreases in legal expense and professional services expense. The decrease in legal expense is a result of termination of our legal dispute with MedImmune, the opposition to our ‘216B patent in the European Patent Office and the interference proceedings in the U.S. Patent and Trademark Office, all of which were concluded in the first quarter of 2011. The decrease in professional services expense results from a reduction in one-time special project costs. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses comprise:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2011	2010	Change	2011	2010	Change
Compensation and benefits	$970	$996	-3%	$1,912	$1,997	-4%
Legal expense	1,404	5,811	-76%	4,898	12,161	-60%
Other professional services	623	1,005	-38%	1,191	2,083	-43%
Insurance	176	195	-10%	380	423	-10%
Depreciation	14	28	-50%	29	62	-53%
Stock-based compensation	74	171	-57%	124	359	-65%
Other	515	614	-16%	1,021	1,145	-11%
Total general and administrative expenses	$3,776	$8,820	-57%	$9,555	$18,230	-48%

Non-operating Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Loss on redemption of convertible notes	$(766)	$(16,327)	$(766)	$(16,327)
Interest and other income	157	90	332	170
Interest and other expense	(9,780)	(11,560)	(18,934)	(24,087)
Total non-operating expense, net	$(10,389)	$(27,797)	$(19,368)	$(40,244)

Non-operating expense, net, for the three months ended June 30, 2011, was $10.4 million as compared with $27.8 million for the same period in 2010. In three months ended June 30, 2011, we repurchased $133.5 million of the 2012 Notes at 100.29% of face value which resulted in a loss on repurchase of $0.8 million. In the three months ended June 30, 2010, we repurchased $84.2 million of the 2023 Notes at a 19% premium which resulted in a loss on repurchase of $16.3 million. The reduction in interest expense is primarily attributable to repayment reduction in principal of our QHP PhaRMASM Senior Secured Notes due March 15, 2015 (Non-recourse Notes), for which the current principal balance at June 30, 2011, was $141.7 million as compared with $249.6 million at June 30, 2010.

Income Taxes

Income tax expense was $38.0 million and $62.0 million for the three months and six months ended June 30, 2011, respectively, and was primarily determined by applying the federal statutory rate of 35% of income before income taxes. Income tax expense was $33.6 million and $47.8 million for the three and six months ended June 30, 2010, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income before income taxes and adjusting for a portion of the premium paid for the repurchase of our 2.75% Convertible Subordinated Notes due August 16, 2023 (the 2023 Notes) which was not tax deductible.

Index

Earnings per Share

Earnings per share for the three and six months ended June 30, 2011 and 2010, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Net income per basic share	$0.50	$0.42	$0.82	$0.64
Net income per diluted share	$0.38	$0.30	$0.63	$0.44

Non-GAAP Earnings per Share

We are presenting earnings per share in conformance with GAAP and also on a non-GAAP basis because we believe that this non-GAAP information is useful for investors taken in conjunction with the Company’s GAAP financial statements. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. The effect of the non-GAAP adjustments to earnings per share for the three months ended June 30, 2011, was to increase net income per diluted share from $0.38 per share to $0.39 per share and there was no change for the six months ended June 30, 2011. For the three and six months ended June 30, 2010, the effect of the non-GAAP adjustments was to increase net income per diluted share from $0.30 per share to $0.38 per share and from $0.44 per share to $0.52 per share, respectively.

In the three months ended June 30, 2011, we issued the May 2015 Notes at par; however, the notes were recorded net of a discount of $18.9 million which will be amortized over the life of the notes. The discount, or equity component, was determined using an assumed borrowing rate of 7.5%, the rate at which the Company could have issued a similar instrument without the conversion feature. The equity component was allocated between additional paid in capital, $12.3 million, and deferred tax liability, $6.6 million. The amount of interest expense attributable to using an implied borrowing rate of 7.5% rather than the stated coupon rate of 3.75% was $0.5 million, or $0.3 million net of tax, for the three months ended June 30, 2011. Using the proceeds from the issuance of our May 2015 Notes, we redeemed the remaining $133.5 million in aggregate principal of our 2012 Notes, at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. This transaction resulted in a charge to non-operating expense of $0.8 million, or $0.5 million net of tax, for the three months ended June 30, 2011.

During the same period in 2010, we repurchased at market prices an aggregate $84.2 million face value of the 2023 Notes at an average premium of 19% to face value for total consideration of $100.4 million in cash, plus accrued interest. This transaction resulted in a charge to non-operating expense of $16.3 million or $14.7 million net of tax. The effect of these transactions was to reduce net income per diluted share from $0.38 to $0.30. The result of these repurchase transactions was to reduce shares used to compute net income per diluted share on an as-converted basis by 19.7 million shares and 14.9 million shares in 2011 and 2010, respectively.

Excluding these charges, non-GAAP earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Numerator
Net income	$69,986	$50,138	$114,531	$76,145
Add back:
Loss on repurchase of convertible debt, net of estimated taxes	498	14,737	498	14,737
Amortization of debt discount for May 2015 Notes, net of estimated taxes	337	-	337	-
Non-GAAP net income	70,821	64,875	115,366	90,882
Add back interest expense for convertible notes, net of estimated tax of $0.7 million for each of the three months ended June 30, 2011 and 2010, and $1.4 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively	1,275	1,360	2,594	2,995
Non-GAAP income used to compute net income per diluted share	$72,096	$66,235	$117,960	$93,877
Denominator
Shares used to compute income per diluted share	186,060	173,398	186,055	178,821

Non-GAAP net income per diluted share	$0.39	$0.38	$0.63	$0.52

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

We had cash, cash equivalents and investments in the aggregate of $236.3 million and $248.2 million at June 30, 2011, and December 31, 2010, respectively. The $11.9 million decrease was primarily attributable to dividend payments of $42.0 million and the $65.0 million settlement payment to MedImmune in February 2011. In the three months ended June 30, 2011, we received net proceeds of $149.7 million from the issuance of our May 2015 Notes and used those proceeds to redeem our 2012 Notes for $134.9 million.  We believe that cash from future royalty revenues along with potential capital restructuring activities, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

Index

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing new royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On February 25, 2011, our board of directors declared a regular, quarterly dividend of $0.15 per share of common stock. The dividends are payable on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on each of March 15 and June 15, 2011, using earnings generated in the first half of 2011and cash on hand. As of June 30, 2011, we accrued $42 million in dividends payable for the September 15 and December 15 dividend payments and for dividends payable on restricted shares of our common stock.

In connection with the payment of the dividend on June 15, 2011, the conversion ratios for our convertible notes increased. The conversion ratios for each of the outstanding 2012 Notes and 2015 Notes were adjusted to 147.887 shares per $1,000 principal amount of convertible notes, or a conversion price of approximately $6.76 per share, effective June 9, 2011. The conversion ratio for our outstanding May 2015 Notes was adjusted to 129.2740 shares per $1,000 principal amount of convertible notes, or a conversion price of approximately $7.74 per share, effective June 6, 2011. As of June 30, 2011, we had fully retired the 2012 Notes.

As of June 30, 2011, our material contractual obligations under lease and debt agreements for the next five years and thereafter were as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Operating lease	167	$8	$-	$-	$175
Convertible notes (including interest payments)	10,754	21,994	346,247	-	378,995
Non-recourse Notes (including interest payments) (1)	133,455	18,739	-	-	152,194
Total contractual obligations	$144,376	$40,741	$346,247	$-	$531,364

(1)	Repayment of the Non-recourse Notes and interest are based on anticipated future royalties to be received from Genentech and the expected final payment date is September 2012.

Operating Lease

In February 2011, we entered into a lease amendment to extend our building lease term to May 2012 for our offices in Incline Village, Nevada.

Convertible Notes

2012 Notes Redemption and Retirement

In February 2005, we issued the 2012 Notes with a principal amount of $250.0 million. In 2009, we repurchased $22.0 million in aggregate face value of the 2012 Notes, at an average discount of 4.8% from face value in open market transactions for aggregate consideration of $21.0 million in cash, plus accrued but unpaid interest. In 2010, we exchanged $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2015 Notes. In December 2010, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to face value in a privately negotiated transaction with an institutional holder, for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. On June 30, 2011, we redeemed the remaining $133.5 million in aggregate principal of the 2012 Notes at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. With the completion of this redemption on June 30, 2011, the 2012 Notes were fully retired.

2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of the 2015 Notes. The 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock using a conversion ratio of 147.887 shares of common stock per $1,000 principal amount of the 2015 Notes, or a conversion price of approximately $6.76 per share of common stock, subject to further adjustment upon certain events, including dividend payments. Interest on the 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. The 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. The 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of the 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of June 30, 2011, $180.0 million in aggregate principal of the 2015 Notes remain outstanding.

Index

May 2015 Notes

On May 16, 2011, we issued the May 2015 Notes due May 1, 2015, in an underwritten public offering. The May 2015 Notes were issued at an initial conversion ratio of 126.2985 shares of the Company’s common stock per $1,000 principal amount of the May 2015 Notes or a conversion price of approximately $7.92 per share. The conversion ratio was subsequently adjusted to 129.2740 shares of the Company’s common stock per $1,000 of principal amount, or a conversion price of approximately $7.74 per share, in connection with the cash dividend paid on June 15, 2011. Holders of the May 2015 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events.  On and after November 1, 2014, holders may convert their notes at any time, regardless of the foregoing circumstances. If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of common stock. Interest on the May 2015 Notes is payable semiannually in arrears on May 1 and November 1 of each year. The May 2015 Notes are senior unsecured debt and are not redeemable by us prior to maturity. The May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Note holders who convert their May 2015 Notes in connection with a fundamental change, as defined in the indenture, may be entitled to a make whole premium in the form of an increase in the conversion ratio. Furthermore, in the event of a fundamental change, the holders of the May 2015 Notes may require us to purchase all or a portion of their May 2015 Notes at a purchase price equal to 100% of the principal amount of the May 2015 Notes, plus accrued interest. As of June 30, 2011, $155.25 million of the May 2015 Notes remain outstanding.

Concurrent with the issuance of the May 2015 Notes, the Company entered into privately negotiated purchased call options with two hedge counterparties for the Company’s common stock. The purchased call option transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that underlie the May 2015 Notes and are intended to reduce the dilutive impact of the conversion feature of the May 2015 Notes.. The call options will terminate upon the maturity of the May 2015 Notes or the last day any of the May 2015 Notes remain outstanding. To reduce the hedging costs of the purchased call options, the Company also entered into privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of the Company’s common stock. The warrant transactions could have a dilutive effect to the extent that the market price per share of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants. The warrants expire ratably commencing on July 30, 2015, and ending on January 20, 2016. We concluded that the call options and warrants were indexed to the Company’s stock and, as such, were classified as equity instruments and will not be remeasured prospectively. The call options and warrants are intended to reduce the potential economic dilution upon future conversion of the May 2015 Notes by effectively increasing our initial conversion price to approximately $9.32 per share. The initial conversion price was subsequently adjusted to $9.10 in connection with the June 2011 dividend payment.

Non-Recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties (the Genentech Royalties) from sales of Genentech products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license pursuant to our related agreements with Genentech. The Non-recourse Notes are due March 15, 2015, bear interest at 10.25% per annum and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, is the sole source of payment of principal and interest on the Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. The amount of quarterly repayment of the principal of the Non-recourse Notes varies based upon the amount of future quarterly Genentech Royalties received. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of June 30, 2011, $141.7 million in aggregate principal of the Non-recourse Notes remain outstanding. The anticipated final repayment date of the Non-recourse Notes is September 2012.

Index

Contractual Obligations

At June 30, 2011, our principal obligations were our 2015 Notes, May 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $477 million in principal. The 2015 Notes and the May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change. If one or more May 2015 Notes holders elect to convert their notes if and when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. We expect that our debt service obligations over the next several years will consist of interest payments and repayment of the 2015 Notes, the May 2015 Notes and the Non-recourse Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Lease Guarantee

In connection with the 2008 divestiture of Facet Biotech Corporation (Facet) we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the terms and conditions of the leases. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $115.9 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, related to the original estimated fair value of this guarantee.

Novartis Settlement

In February 2011, we reached a settlement with Novartis under which we agreed to dismiss our claims against Novartis in the action in Nevada state court which also includes Genentech and Roche as defendants and Novartis agreed to withdraw its opposition appeal in the European Patent Office challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, after receipt of our royalty payment for sales of Lucentis each quarter, we pay Novartis a portion of the royalties that we receive for Lucentis sales made by them. We do not currently expect such amount to materially impact our total annual revenues.

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

The following table summarizes the notional amounts, foreign currency exchange rates and fair values of our outstanding foreign currency exchange contracts designated as hedges at June 30, 2011, and December 31, 2010:

Index

Foreign Currency Exchange Forward Contracts			June 30, 2011		December 31, 2010

Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.400	Sell Eurodollar	$78,028	$(2,334)	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(22,866)	117,941	(12,810)
Total			$195,969	$(25,200)	$255,120	$(6,070)

Foreign Currency Exchange Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount (In thousands)	Fair Value (In thousands)	Notional Amount (In thousands)	Fair Value (In thousands)
Eurodollar	1.510	Purchased call option	$84,158	$626	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	15,279	129,244	10,251
Total			$213,402	$15,905	$277,201	$11,023

Interest Rate Risk

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and the related weighted-average interest rates by year of expected maturity or anticipated repayment for our debt obligations as of June 30, 2011.

(In thousands)	2011	2012	2013	2014	2015	Total	Fair Value
Convertible Notes
Fixed Rate	$-	$-	$-	$-	$335,250	$335,250	$331,507	(1)
Average Interest Rate	3.280%	3.280%	3.280%	3.280%	3.280%

Non-recourse Notes
Fixed Rate	$52,199	$89,501	$-	$-	$-	$141,700	$144,534	(2)
Average Interest Rate	10.25%	10.25%	-%	-%	-%

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at June 30, 2011.

(2)
The fair value of the Non-recourse Notes was estimated based on the trading value of the Non-recourse Notes at June 30, 2011. Repayment of the Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, Inc. (Genentech) on behalf of F. Hoffman-La Roche Ltd. (Roche) and Novartis AG (Novartis) asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover each of the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for our European Patent No. 0 451 261B (the ‘216B Patent) generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

If Genentech were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 29% of our royalty revenues for the six months ended June 30, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount may increase in the future.

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

In November 2010, Genentech and Roche filed a motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(5), in which they contend that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to PDL’s U.S. patents. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. The Nevada state court held a hearing on Genentech and Roche’s motions on April 21, 2011. On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of PDL and denied Genentech and Roche’s motion to dismiss four of PDL’s five claims for relief and, further, denied Roche’s motion to dismiss for lack of personal jurisdiction. The court dismissed one of PDL’s claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no “special relationship” had been established between Genentech and PDL, as required under Nevada law.

Index

Following the court’s ruling, we continue to pursue our claims that (i) Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) Genentech, by challenging, at the behest of Roche and Novartis, whether PDL’s SPCs cover the Genentech Products breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement and (iv) Roche intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights.

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

Except as set forth below, during the six months ended June 30, 2011, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect the scope, validity and enforceability of our intellectual property, including our patents, SPCs and license agreements. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us or a third party related to our patent rights. For example, the America Invents Act of 2011, if signed into law, provides new types of proceedings in which a third party may assert invalidity or unenforceability of a U.S. patent. A finding in a proceeding related to our patent rights which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our licensees or execute new license agreements.

Any of these proceedings could further result in either loss of a patent or loss or reduction in the scope of one or more of the claims of the patent or claims underlying an SPC. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to collect royalties or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries. Additionally, we depend on our license agreements to enforce royalty obligations against our licensees. Any limitations in our ability to enforce the scope and/or interpretation of the various licensee obligations in our licenses and related agreements could reduce our ability to collect royalties based on our license agreements. As a result of these factors, we are unable to predict the extent of our intellectual property protection in any country. See “Item 1--Legal Proceedings.”

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment would severely reduce our future revenues.

The '216B Patent was granted in 1996 by the European Patent office (EPO). The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis and Tysabri® to the extent these products are made and sold outside the United States (the SPC Products). These SPCs generally expire in 2014. While our SPCs extend the period of enforceability of our ‘216B Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims and/or whether the product named in the SPC actually infringes those claims and whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions and proceedings. In addition, the European Court of Justice has been referred several questions regarding the interpretation of SPCs from national courts in Europe which, depending on the outcome, may impact how courts in Europe will decide matters related to the scope of our SPCs. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Index

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 29% of our royalty revenues for the six months ended June 30, 2011. Based on announcements by Roche regarding moving manufacturing outside of the United States, we believe this amount may increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Part II. Other Information, Item 1, Legal Proceedings.”

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes, which could adversely affect the amount or timing of dividends to our stockholders.

As of June 30, 2011, $180.0 million in principal remained outstanding under the 2.00% Convertible Senior Notes Due February 15, 2015 (the 2015 Notes), and $155.25 million in principal remained outstanding under the 3.75% Convertible Senior Notes due May 1, 2015 (the May 2015 Notes). Holders of the 2015 Notes and the May 2015 Notes may require us to purchase all or any portion of their 2015 Notes or the May 2015 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change resulting in the reclassification, conversion, exchange or cancellation of common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and the change of a majority of PDL’s board of directors without the approval of the board of directors.

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

If any or all of the convertible notes are not converted into shares of our common stock before their respective maturity dates, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on February 15, 2015, we will have to pay the full aggregate principal amount of the 2015 Notes, $180.0 million as of June 30, 2011, if the 2015 Notes remain outstanding on such date. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these repurchase or other obligations, it may result in a default under the indenture which could result in a default under certain of our other debt instruments, if any.

The conversion of any of the 2015 Notes or the May 2015 Notes into shares of our common stock would have a dilutive effect which could cause our stock price to go down.

The 2015 Notes are currently convertible at any time, at the option of the holder, into shares of our common stock. The May 2015 Notes, until November 1, 2014, are convertible only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved shares of our authorized common stock for issuance upon conversion of the 2015 Notes and the May 2015 Notes. If any or all of the 2015 Notes or the May 2015 Notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

The conversion ratios as of June 30, 2011, for the 2015 Notes and May 2015 Notes are 147.887 and 129.2740 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.76 and $7.74 per share of common stock, respectively. Because the conversion ratios of the 2015 Notes and the May 2015 Notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders will experience increased dilution if any or all of the 2015 Notes or the May 2015 Notes are converted into shares of our common stock after the adjusted conversion ratios became effective.

The conversion of any of the May 2015 Notes may adversely affect our financial condition and operating results.

The May 2015 Notes are “net share settled,” meaning that upon conversion the note is settled in cash up to its face value with any remaining settlement amount paid in shares of our common stock. Holders of the May 2015 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events.  On and after November 1, 2014, holders may convert their notes at any time, regardless of the foregoing circumstances. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their May 2015 Notes, because the May 2015 Notes are net share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the May 2015 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Index

We entered into purchased call option and warrant transactions in connection the issuance of the May 2015 Notes, and the option and warrant transactions may affect the value of our common stock.

In connection with the issuance of the May 2015 Notes, we entered into purchased call option transactions. Separately, we also entered into warrant transactions at that time. The purchased call option transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the May 2015 Notes. The warrant transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the hedge counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of the May 2015 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of the May 2015 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of the May 2015 Notes.

In addition, we intend to exercise the purchased call options whenever May 2015 Notes are converted, if ever. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties or their respective affiliates may sell shares of our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

Further, a failure by the hedge counterparties or their respective affiliates (due to bankruptcy or otherwise) to pay or deliver, as the case may be, amounts owed to us under the purchased call option transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the May 2015 Notes and may result in an increase in dilution with respect to our common stock.

ITEM 6.	EXHIBITS

4.1**	Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated May 16, 2011

4.2
Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2011)

10.1*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.2*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.3**	2012 Long-Term Incentive Plan

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***
Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101+
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Index

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***
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

+
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

Dated: July 29, 2011
PDL BIOPHARMA, INC.
(Registrant)

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/S/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ CAROLINE KRUMEL
Caroline Krumel
Vice President Finance
(Principal Accounting Officer)