Form 10-Q
period 2011-09-30
PDL BIOPHARMA, INC.
filed 2011-11-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

  (Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 139,834,559 shares of the Registrant’s Common Stock outstanding.

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

Index

PART I. FINANCIAL INFORMATION

ITEM1.	FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Royalties	$83,370	$86,442	$278,833	$268,846
License and other	400	-	10,400	-
Total revenues	83,770	86,442	289,233	268,846

General and administrative expenses	3,960	11,110	13,516	29,340
Operating income	79,810	75,332	275,717	239,506
Non-operating expense, net:
Loss on retirement or conversion of convertible notes	-	(2,354)	(766)	(18,681)
Interest and other income	130	167	463	337
Interest and other expense	(9,007)	(9,928)	(27,941)	(34,015)
Total non-operating expense, net	(8,877)	(12,115)	(28,244)	(52,359)
Income before income taxes	70,933	63,217	247,473	187,147
Income tax expense	25,017	23,028	87,026	70,813
Net income	$45,916	$40,189	$160,447	$116,334

Net income per share
Basic	$0.33	$0.32	$1.15	$0.95
Diluted	$0.28	$0.24	$0.88	$0.67

Cash dividends declared and paid per common share	$0.15	$0.50	$0.45	$0.50

Weighted average shares outstanding
Basic	139,680	127,479	139,665	122,209
Diluted	167,019	172,217	186,756	178,448

See accompanying notes.

Index

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$157,132	$211,574
Short-term investments	37,847	34,658
Receivables from licensees	-	469
Deferred tax assets	13,540	19,902
Prepaid and other current assets	9,677	18,060
Total current assets	218,196	284,663

Property and equipment, net	36	80
Long-term investments	30,356	1,997
Long-term deferred tax assets	14,033	22,620
Other assets	7,904	7,306
Total assets	$270,525	$316,666

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$272	$2,540
Accrued legal settlement	27,500	65,000
Accrued liabilities	30,528	7,204
Current portion of non-recourse notes payable	115,268	119,247
Total current liabilities	173,568	193,991

Convertible notes payable	315,368	310,428
Non-recourse notes payable	-	85,023
Other long-term liabilities	24,828	51,406
Total liabilities	513,764	640,848

Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,680 and 139,640 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,397	1,396
Additional paid-in capital	(161,889)	(87,373)
Accumulated other comprehensive income (loss)	(1,770)	3,219
Accumulated deficit	(80,977)	(241,424)
Total stockholders' deficit	(243,239)	(324,182)
Total liabilities and stockholders' deficit	$270,525	$316,666

See accompanying notes.

Index

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$160,447	$116,334
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	3,592	1,210
Amortization of non-recourse notes offering costs	3,750	5,567
Other amortization and depreciation expense	1,032	185
Loss on retirement or conversion of convertible notes	766	18,681
Stock-based compensation expense	256	525
Tax (expense) benefit from stock-based compensation arrangements	(120)	10,012
Net excess tax benefit from stock-based compensation	-	(10,302)
Deferred income taxes	25,117	(5,679)
Changes in assets and liabilities:
Receivables from licensees	469	800
Prepaid and other current assets	1,881	5,823
Other assets	(6,642)	142
Accounts payable	(2,655)	918
Accrued liabilities and other long-term liabilities	(25,757)	10,097
Accrued legal settlement	(37,500)	-
Net cash provided by operating activities	124,636	154,313
Cash flows from investing activities
Purchases of investments	(71,697)	(28,810)
Maturities of investments	39,146	2,000
Net cash used in investing activities	(32,551)	(26,810)
Cash flows from financing activities
Retirement of convertible notes	(134,464)	(105,723)
Repayment of non-recourse notes	(89,002)	(74,959)
Cash dividends paid	(62,876)	(59,864)
Net proceeds from the issuance of convertible notes	149,712	-
Purchase of call options	(20,765)	-
Proceeds from issue of warrants	10,868	-
Net excess tax benefit from stock-based compensation	-	10,302
Net cash used in financing activities	(146,527)	(230,244)
Net decrease in cash and cash equivalents	(54,442)	(102,741)
Cash and cash equivalents at beginning of the period	211,574	303,227
Cash and cash equivalents at end of the period	$157,132	$200,486

Supplemental cash flow information
Cash paid for income taxes	$66,000	$48,000
Cash paid for interest	$20,004	$34,440

Supplemental disclosures of non-cash financing activities
Issuance of common shares for share based compensation	135	40
Issuance of common shares for conversion of convertible notes	-	19,969

See accompanying notes.

Index

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Customer Concentration

Revenues from our licensees’ products, which individually accounted for 10% or more of our total royalty revenues, were:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2011	2010	2011	2010
Genentech, Inc. (Genentech)	Avastin®	29%	35%	32%	34%
	Herceptin®	38%	32%	36%	33%
	Lucentis®	15%	13%	16%	14%

Elan Corporation, Plc (Elan)	Tysabri®	14%	10%	12%	10%

Revenue Recognition

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

We may also receive minimal annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured. Total annual milestone payments in each of the last several years have been less than 1% of total revenue.

Foreign Currency Hedging

We hedge certain Eurodollar currency exposures related to our licensees’ product sales with Eurodollar forward contracts and Eurodollar option contracts (collectively, Eurodollar contracts). In general, these contracts are intended to offset the underlying Eurodollar market risk in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Eurodollar contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness.

Index

The fair value of the Eurodollar contracts is estimated using pricing models with readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on our foreign currency exchange contracts, net of estimated taxes, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties. If future royalties based on Eurodollar are lower than forecasted, the amount of ineffectiveness would be reported in our Condensed Consolidated Statements of Income.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued accounting standard update (ASU) 2011-05, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update requires presentation for items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. This ASU also includes a new requirement to show reclassification adjustments from other comprehensive income to net income on the face of the statement. This guidance is required for our first quarter of 2012 with retrospective application also required. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

2.  Net Income per Share

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common-equivalent shares outstanding. Common-equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock option and restricted stock awards, our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), and our 2.75% Convertible Subordinated Notes due August 16, 2023 (2023 Notes), on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. The 2023 Notes were fully retired or converted as of September 14, 2010. The 2012 Notes were fully retired as of June 30, 2011.

The computation for net income per basic and diluted share was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Numerator
Net income	$45,916	$40,189	$160,447	$116,334
Add back interest expense for implied conversion of convertible notes, net of estimated tax of $0.5 million for each of the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively (see Note 9)	841	987	3,391	3,982
Income used to compute net income per diluted share	$46,757	$41,176	$163,838	$120,316

Denominator
Total weighted-average shares used to compute net income per basic share	139,680	127,479	139,665	122,209
Effect of dilutive stock options	13	10	13	9
Restricted stock outstanding	12	106	21	99
Assumed conversion of 2012 Notes	-	32,050	19,743	32,050
Assumed conversion of February 2015 Notes	27,314	-	27,314	-
Assumed conversion of 2023 Notes	-	12,572	-	24,081
Shares used to compute income per diluted share	167,019	172,217	186,756	178,448

Net income per basic share	$0.33	$0.32	$1.15	$0.95
Net income per diluted share	$0.28	$0.24	$0.88	$0.67

We have excluded 0.2 million of outstanding stock options from our net income per diluted  share calculations for the three months ended September 30, 2011, and 2010, respectively, and we have excluded 0.2 million and 0.4 million of outstanding stock options from our net income per diluted share for the nine months ended September 30, 2011, and 2010, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, the shares were not dilutive.

In May 2011, we issued 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes). If converted, the principal amount of the May 2015 Notes will be settled in cash and the excess of the conversion value over the principal amount will be settled with shares of the Company’s common stock. For the periods presented, no stock was issuable upon conversion; therefore, the May 2015 Notes have been excluded for purposes of computing net income per diluted share.

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

To reduce the hedging costs of the purchased call options, the Company also entered into privately negotiated warrant transactions. The warrant transactions could have a dilutive effect to the extent that the market price per share of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants. For the periods shown above, the strike price on the warrants exceeded the market price of the warrants and, accordingly, the warrants have been excluded from the determination of net income per diluted share.

3.  Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one of the following three categories:

Level 1 – based on quoted market prices in active markets for identical assets and liabilities;

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market based inputs or unobservable market based inputs corroborated by market data; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable. As of September 30, 2011, and December 31, 2010, we had no Level 3 assets or liabilities.

The following table summarizes assets and liabilities recorded at fair value by classification category:

	September 30, 2011			December 31, 2010
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$151,497	$-	$151,497	$203,318	$-	$203,318
Corporate debt securities	49,523	-	49,523	20,434	-	20,434
Commercial paper	-	6,943	6,943	-	7,998	7,998
U.S. government sponsored agency bonds	6,223	-	6,223	8,725	-	8,725
U.S. treasury securities	5,514	-	5,514	1,997	-	1,997
Foreign currency hedge contracts	-	11,174	11,174	-	17,763	17,763
Total	$212,757	$18,117	$230,874	$234,474	$25,761	$260,235

Liabilities:
Foreign currency hedge contracts	$-	$13,883	$13,883	$-	$12,810	$12,810

The fair value of commercial paper is estimated based on observable inputs of comparable securities.

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

Index

4.  Cash Equivalents, Short-term and Long-term Investments

Our investments are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive income (loss) in stockholders’ deficit. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities is presented below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011:	Cost	Gains	Losses	Value
(In thousands)
Money market funds	$151,497	$-	$-	$151,497
Corporate debt securities	49,573	27	(77)	49,523
Commercial paper	6,944	-	(1)	6,943
U.S. government sponsored agency bonds	6,209	14	-	6,223
U.S. treasury securities	5,493	21	-	5,514
Total	$219,716	$62	$(78)	$219,700

December 31, 2010:
(In thousands)
Money market funds	$203,318	$-	$-	$203,318
Corporate debt securities	20,437	2	(5)	20,434
Commercial paper	7,998	-	-	7,998
U.S. government sponsored agency bonds	8,727	-	(2)	8,725
U.S. treasury securities	1,994	3	-	1,997
Total	$242,474	$5	$(7)	$242,472

			September 30,	December 31,
Classification on Consolidated Balance Sheets:			2011	2010
(In thousands)
Cash equivalents			$151,497	$205,817
Short-term investments			37,847	34,658
Long-term investments			30,356	1,997
Total			$219,700	$242,472

Available-for-sale debt securities by contractual maturity:	September 30, 2011		December 31, 2010
(In thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Less than one year	$37,852	$37,847	$37,162	$37,157
Greater than one year but less than five years	30,367	30,356	1,994	1,997
Total	$68,219	$68,203	$39,156	$39,154

During the nine months ended September 30, 2011, and the year ended December 31, 2010, we did not recognize any gains or losses on sales of available-for-sale securities.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2011, because it is more likely than not that we will hold these securities until the recovery of their amortized cost basis.

Index

5.  Foreign Currency Hedging

Our licensees operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, we entered into a series of Eurodollar contracts in 2010 covering the quarters in which our licensees’ sales occur through December 2012. Our Eurodollar contracts used to hedge royalty revenues which are based on underlying Eurodollar sales are designated as cash flow hedges.

The following table summarizes the notional amounts, Eurodollar exchange rates and fair values of our open Eurodollar contracts designated as cash flow hedges:

			September 30, 2011		December 31, 2010
Eurodollar Forward Contracts			(in thousands)		(in thousands)

Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.400	Sell Eurodollar	$50,205	$1,838	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(13,883)	117,941	(12,810)
Total			$168,146	$(12,045)	$255,120	$(6,070)

Eurodollar Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.510	Purchased call option	$54,150	$46	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	9,290	129,244	10,251
Total			$183,394	$9,336	$277,201	$11,023

The following table summarizes information about the fair value of our Eurodollar contracts on our Condensed Consolidated Balance Sheets:

		Fair Value (In thousands)
Cash Flow Hedge	Location	September 30, 2011	December 31, 2010
Eurodollar contracts, net	Prepaid and other current assets	$797	$5,946
Eurodollar contracts, net	Accrued liabilities	1,993	-
Eurodollar contracts, net	Other long-term liabilities	1,513	993

Eurodollar contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty.  As of September 30, 2011, the unrealized net loss on the effective component of our Eurodollar contracts included in other comprehensive income (loss), net of estimated taxes, was $1.8 million. As of December 31, 2010, the unrealized net gain on the effective component of our Eurodollar contracts included in other comprehensive income (loss), net of estimated taxes, was $3.2 million.

We recognized a $0.7 million loss in royalty revenue due to settled Eurodollar contracts for the three months ended September 30, 2011. We recognized a $0.2 million gain in royalty revenue due to settled Eurodollar contracts for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, we recognized gains of $2.9 million and $4.5 million, respectively, in royalty revenue due to settled Eurodollar contracts. Approximately $0.8 million in revenue is expected to be reclassified from other comprehensive income (loss) into earnings in the next 12 months.

Index

6.  Prepaid and Other Current Assets

	September 30,	December 31,
(In thousands)	2011	2010
Non-recourse Notes issuance costs	$2,009	$3,362
Foreign exchange hedge	797	5,946
Prepaid taxes	6,051	8,307
Other	820	445
Total prepaid and other current assets	$9,677	$18,060

7.  Other Assets

	September 30,	December 31,
(In thousands)	2011	2010
2012 Notes issuance costs	$-	$683
February 2015 Notes issuance costs	3,463	4,226
May 2015 Notes issuance costs	4,427	-
Non-recourse Notes issuance costs	-	2,397
Other assets, net	14	-
Total other assets	$7,904	$7,306

8.  Accrued Liabilities

	September 30,	December 31,
(In thousands)	2011	2010
Dividend payable	$21,012	$20
Foreign currency hedge	1,993	-
Compensation	1,369	349
Interest	3,370	2,794
Deferred revenue	1,713	1,713
Other	1,071	2,328
Total accrued liabilities	$30,528	$7,204

9.  Convertible and Non-Recourse Notes

Convertible and non-recourse notes activity for the nine months ended September 30, 2011, and fair values at September 30, 2011:

(In thousands)	2012 Notes	February 2015 Notes	May 2015 Notes	Non-recourse Notes	Total
Balance at December 31, 2010	$133,464	$176,964	$-	$204,270	$514,698
Issuance	-	-	136,313	-	136,313
Payment	-	-	-	(89,002)	(89,002)
Redemption	(133,464)	-	-	-	(133,464)
Discount amortization	-	521	1,570	-	2,091
Balance at September 30, 2011	$-	$177,485	$137,883	$115,268	$430,636

Fair value(1)	$-	$178,650	$146,420	$117,573	$442,643

(1)	As of September 30, 2011, the fair value of the remaining payments under our Convertible notes and Non-recourse Notes was estimated based on the trading value of our notes then outstanding.

PDL was in compliance with all applicable debt covenants at September 30, 2011. Embedded features of all debt agreements were evaluated and did not need to be accounted for separately at September 30, 2011.

Index

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes are due May 1, 2015, and are convertible into 132.6682 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.54 per share, subject to further adjustment upon certain events including dividend payments. We pay interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and funds provided by the warrant transactions described below, were used to redeem the 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

The May 2015 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ending June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or

•	Upon the occurrence of specified corporate events as described further in the indenture at any time on or after November 1, 2014.

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of September 30, 2011, the if-converted amount of the May 2015 Notes was less than the principal amount.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of the May 2015 Notes and increases interest expense during the term of the May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. The fair value of the common stock conversion feature of $12.3 million is recorded as a component of stockholders’ deficit. As of September 30, 2011, the remaining discount amortization period is 3.6 years.

The carrying value and unamortized discount of the May 2015 Notes were:

(In thousands)	September 30, 2011
Principal amount of the May 2015 Notes	$155,250
Unamortized discount of liability component	(17,367)
Net carrying value of the May 2015 Notes	$137,883

Interest expense for the May 2015 Notes included in Interest and other expense, net on the Condensed Consolidated Statements of Income was:

(In thousands)	For the Period May 16 to September 30, 2011
Contractual coupon interest	$2,183
Amortization of debt issuance costs	434
Amortization of debt discount	1,570
Total	$4,187

Index

In connection with the issuance of the May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties entitling the Company to initially purchase up to 19.6 million shares of the Company’s common stock. In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of the May 2015 Notes. The strike prices at September 30, 2011, were approximately $7.54 and $8.87, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $7.54, upon conversion of the May 2015 Notes, the purchased call options will  offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.87, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.87. For example, a 10% increase in the share price above $8.87 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of the May 2015 Notes, prior to conversion or exercise, the May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2011. The purchased call options cost of $20.7 million, net of deferred taxes of $7.2 million, and $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Purchased Call Options

We paid an aggregate amount of $20.7 million to two hedge counterparties for the purchased call options with terms substantially similar to the embedded conversion options in the May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the May 2015 Notes, approximately 20.6 million shares of our common stock at a strike price of approximately $7.54, which corresponds to the conversion price of the May 2015 Notes. We may exercise the purchased call options upon conversion of the May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of the May 2015 Notes remain outstanding.

Warrants

We received an aggregate amount of $10.9 million from the two hedge counterparties for the sale of rights to receive up to 27.5 million shares of common stock underlying the May 2015 Notes, at a current strike price of approximately $8.87 per share, subject to additional anti-dilution and certain other customary adjustments. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the volume weighted average share price of our common stock, as defined in the warrants (VWAP), exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

2012 Notes

On June 30, 2011, we redeemed the $133.5 million in aggregate principal outstanding of 2012 Notes, at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. With the completion of this redemption on June 30, 2011, the 2012 Notes were fully retired.

10. Other Long-Term Liabilities

	September 30,	December 31,
(In thousands)	2011	2010
Accrued lease liability	$10,700	$10,700
Accrued legal settlement	-	27,500
Uncertain tax position	12,615	12,213
Foreign currency hedge	1,513	993
Total	$24,828	$51,406

Index

11. Commitments and Contingencies

Genentech Matter

In August 2010, we received a letter from Genentech, sent on behalf of F. Hoffman-La Roche Ltd. (Roche) and Novartis AG (Novartis), indicating that they believe that sales of their products that are both manufactured and sold outside of the United States do not infringe our supplementary protection certificates (SPCs) granted to us by various countries in Europe. Our SPCs generally extend the patent protection for our European Patent No. 0 451 216B (‘216B Patent) until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. In response, we filed a complaint against Genentech, Roche and Novartis in Nevada, as we believe that a settlement agreement reached in 2003 between Genentech and us resolved all patent disputes between the two companies at that time. The matter is still ongoing with Genentech and Roche; however, we reached a settlement agreement with Novartis in early 2011.

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

The effect of the Court’s ruling is that PDL is permitted to continue to pursue its claims that (i) Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) Genentech, by challenging, at the behest of Roche and Novartis, whether PDL’s SPCs cover the Genentech Products, breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement and (iv) Roche intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights.

PDL seeks compensatory damages, including liquidated damages and other monetary remedies set forth in the 2003 settlement agreement, punitive damages and attorney’s fees as a result of Genentech and Roche’s conduct. The ultimate outcome of this litigation is uncertain and we may not be successful in our allegations.

Novartis Settlement

In February 2011, we reached a settlement with Novartis under which we agreed to dismiss our claims against Novartis in the action in Nevada state court, which also includes Genentech and Roche as defendants, and Novartis agreed to withdraw its opposition appeal in the European Patent Office challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, after receipt of our royalty payment for sales of Lucentis each quarter, we pay Novartis a portion of the royalties that we receive for Lucentis sales made by them.

Lease Guarantee

In connection with the divestiture of our former biotechnology subsidiary, Facet Biotech Corporation (Facet), we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture. Should Facet default under the lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $113.4 million. We would also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet defaulted. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, related to the estimated fair value of this guarantee.

Index

12. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2011, and 2010, was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
General and administrative expenses	$132	$166	$256	$525
Income tax effect	(46)	(58)	(90)	(184)
Stock-based compensation expense included in net income	$86	$108	$166	$341

During the three months ended September 30, 2011, the Company awarded a grant of 20,000 shares of restricted stock, subject to vesting conditions, to a consultant. During the nine months ended September 30, 2011, the Company awarded approximately 135,000 shares of restricted stock, subject to vesting conditions, to directors, employees and a consultant.

During the nine months ended September 30, 2010, the Company awarded approximately 40,000 shares of restricted stock, subject to vesting conditions, to directors. Additionally, approximately 1.3 million fully vested stock options with an average exercise price of $20.36 per share were forfeited and expired unexercised.

13. Cash Dividends

On February 25, 2011, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, payable March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on each of March 15, June 15, and September 15, 2011, using current year earnings and cash on hand. As of September 30, 2011, we have accrued $21.0 million in dividends payable for the December 15, 2011, dividend.

In connection with the payment of the dividend on September 15, 2011, the conversion ratios for our convertible notes increased. The conversion ratio for the February 2015 Notes was adjusted to 151.713 shares per $1,000 principal amount, or approximately $6.59 per share, effective September 9, 2011. The conversion ratio for our May 2015 Notes was adjusted to 132.6682 shares per $1,000 principal amount, or approximately $7.54 per share, effective September 6, 2011.

14. Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$45,916	$40,189	$160,447	$116,334
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency exchange contracts, net of taxes	4,281	(15,747)	(4,981)	1,341
Unrealized gain (loss) on investments, net of taxes	(55)	10	(8)	2
Total comprehensive income	$50,142	$24,452	$155,458	$117,677

15. Income Taxes

Income tax expense was $25.0 million and $87.0 million for the three months and nine months ended September 30, 2011, respectively, and was primarily determined by applying the federal statutory rate of 35% to Income before income taxes. Income tax expense was $23.0 million and $70.8 million for the three and nine months ended September 30, 2010, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to Income before income taxes, adjusted for a portion of the premium paid for the repurchase of our 2023 Notes that was not tax deductible.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time they were made, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below or incorporated by reference herein, and for the reasons described elsewhere in this Quarterly Report. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases. Today, PDL is focused on intellectual property asset management, investing in new royalty bearing assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies.

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

Recent Developments

Dividend Payment

On February 25, 2011, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, payable March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on each of March 15, June 15, and September 15, 2011, using current year earnings and cash on hand. As of September 30, 2011, we have accrued $21.0 million in dividends payable for the December 15, 2011, dividend.

Adjustments to Convertible Note Conversion Ratios

In connection with the September 15, 2011, dividend payment, the conversion ratios for our convertible notes increased. The conversion ratio for our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), was adjusted to 151.713 shares of common stock per $1,000 principal amount, or approximately $6.59 per share, effective September 9, 2011. The conversion ratio for our 3.75% Convertible Senior Notes due May 1, 2015 (May 2015 Notes), was adjusted to 132.6682 shares of common stock per $1,000 principal amount, or approximately $7.54 per share, effective September 6, 2011. The conversion ratio for the February 2015 Notes was previously 147.887 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.76 per share. The conversion ratio for the May 2015 Notes was previously 129.2740 shares of common stock per $1,000 principal amount, or a conversion price of approximately $7.74 per share.

In connection with a cash dividend, the conversion ratio for the February 2015 Notes increases by multiplying the previous conversion ratio by a fraction, the numerator of which is the average closing price of PDL's common stock for the five consecutive trading days immediately preceding the ex-dividend date for the cash dividend and the denominator of which is the difference of such average closing price less the dividend amount. For the May 2015 Notes, the numerator equals the average closing price of PDL's common stock for the ten consecutive trading days immediately preceding the ex-dividend date and the denominator is the difference of such ten day average closing price less the dividend amount.

Index

Genentech and Roche Dispute

In August 2010, we received a letter from Genentech, Inc. (Genentech), sent on behalf of F. Hoffman-La Roche Ltd. (Roche) and Novartis AG (Novartis), asserting that Avastin®, Herceptin®, Lucentis® and Xolair® (the Genentech Products) do not infringe our supplementary protection certificates (SPCs) granted to us by various countries in Europe for each of the Genentech Products and seeking a response to these assertions. The SPCs covering the Genentech Products effectively extend the patent protection for our European Patent No. 0 451 216B (the ‘216B Patent) until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. We responded to Genentech, stating that we believe its assertions of non-infringement are without merit and that we disagreed fundamentally with its assertions of non-infringement with respect to the Genentech Products. In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, against Genentech and Roche, seeking to enforce our rights under our 2003 settlement agreement with Genentech and an order from the court declaring that Genentech is obligated to pay royalties to us on sales of the Genentech Products that are manufactured and sold outside of the United States.

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

The effect of the Court’s ruling is that PDL is permitted to continue to pursue its claims that (i) Genentech is obligated to pay royalties to PDL on international sales of the Genentech Products; (ii) Genentech, by challenging, at the behest of Roche and Novartis, whether PDL’s SPCs cover the Genentech Products, breached its contractual obligations to PDL under the 2003 settlement agreement; (iii) Genentech breached the implied covenant of good faith and fair dealing with respect to the 2003 settlement agreement and (iv) Roche intentionally and knowingly interfered with PDL’s contractual relationship with Genentech in conscious disregard of PDL’s rights.

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

The '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin, Herceptin, Lucentis, Xolair and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in some jurisdictions. We are not able to file applications for any new SPCs after the ‘216B Patent expiration. Therefore, if a product is first approved for marketing after December 2009 in a jurisdiction that issues SPCs, we will not have patent protection or SPC protection in that jurisdiction with respect to this product. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent, such as the United States.

Index

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies pursuant to which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Our licensing agreements generally entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in a jurisdiction providing patent protection. We also expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States.

For the three months ended September 30, 2011, and 2010, we received royalty revenues under license agreements of $83.4 million and $86.4 million, respectively. For the nine months ended September 30, 2011, and 2010, we received royalty revenues under license agreements of $278.8 million and $268.8 million, respectively. The licensees with commercial products as of September 30, 2011, are listed below:

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer Inc. (Pfizer), the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg. We received royalties related to Mylotarg sales of $0.1 million and $0.3 million for the three months ended September 30, 2011, and 2010, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2011, and 2010, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Avastin
% Ex-U.S. Sold	56%	49%	56%	49%
% Ex-U.S. Manufactured and Sold	19%	27%	19%	20%
Herceptin
% Ex-U.S. Sold	73%	68%	72%	70%
% Ex-U.S. Manufactured and Sold	43%	45%	38%	45%
Lucentis
% Ex-U.S. Sold	60%	56%	58%	57%
% Ex-U.S. Manufactured and Sold	0%	0%	0%	0%
Xolair
% Ex-U.S. Sold	41%	34%	40%	35%
% Ex-U.S. Manufactured and Sold	41%	34%	40%	35%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shifts in the manufacturing between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the nine months ended September 30, 2011, PDL received royalties generated from three of Genentech’s licensed products which were both manufactured and sold outside of the United States: Herceptin, Avastin and Xolair. Prior to the first quarter of 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that new plants in Singapore were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and that they expect the plants to be registered to produce bulk Avastin and Lucentis for use in Europe in 2011. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

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

Wyeth

We entered into a patent license agreement, effective September 1, 1999, pursuant to which we granted to Wyeth a license under our Queen et al. patents to make, use and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Wyeth prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it is discontinuing commercial availability of Mylotarg.

Index

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, pursuant to which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Pursuant to the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements pursuant to which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, both Eli Lilly and Company (Lilly) and Wyeth have licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. Another example is trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody.

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

•
Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities and may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. For example, safety and efficacy issues could also result in the failure to maintain regulatory approvals or decrease revenues. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it was discontinuing commercial availability of Mylotarg.

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

Index

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

During the nine months ended September 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information please refer to “Critical Accounting Policies and Uses of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued accounting standard update (ASU) 2011-05, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update requires presentation for items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. This ASU also includes a new requirement to show reclassification adjustments from other comprehensive income to net income on the face of the statement. This guidance is required for our first quarter of 2012 with retrospective application required. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2011, and 2010

Revenues

Revenues consist of royalty revenues as well as license and other revenues. During the three and nine months ended September 30, 2011, and 2010, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements for our Queen et al. patents.

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
(Dollars in thousands)	2011	2010	Prior Year	2011	2010	Prior Year
Revenues
Royalties	$83,370	$86,442	-4%	$278,833	$268,846	4%
License and other	400	-	N/A	10,400	-	N/A
Total revenues	$83,770	$86,442	-3%	$289,233	$268,846	8%

Total revenue for the three months ended September 30, 2011, was $83.8 million as compared with $86.4 million for the same period in 2010. Total revenue for the nine months ended September 30, 2011, was $289.2 million as compared with $268.8 million for the same period in 2010. Included in the results for the three and nine months ended September 30, 2011, is a $0.4 million milestone payment received from Roche. Also included in results for the nine months ended September 30, 2011, is a $10.0 million settlement payment from UCB resolving all legal disputes between the two companies, including those relating to UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents. Revenue for the three months ended September 30, 2011, is net of the payment made pursuant to our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives for Lucentis sales made by Novartis outside of the United States. A payment was also made in the three months ended June 30, 2011.

Royalty revenue for the three months ended September 30, 2011, was approximately $83.4 million, as compared with $86.4 million for the three months ending September 30, 2010, a 4% year-over-year decrease. The decrease in revenue is primarily driven by reduced royalties on second quarter 2011 sales of Avastin, partially offset by increased royalties on sales of Herceptin, Tysabri and Lucentis. The third quarter royalty payment received from Genentech included royalties generated on all worldwide sales. Sales of Avastin, Herceptin and Lucentis are subject to a tiered royalty rate for product that is made or sold in the United States and a flat royalty rate of 3% for product that is manufactured and sold outside of the United States.

•
Reported worldwide sales of Avastin decreased $13.6 million or 1% in the second quarter of 2011 when compared to the same period in 2010. Roche recently reported that sales in the United States declined 15%, negatively impacted by reimbursement uncertainty regarding the metastatic breast cancer indication. In Europe, sales were down 10% due to austerity measures and some decline in the metastatic breast indication. Roche reported 12% growth in the rest of the world. Also contributing to the decrease in royalty revenue, ex-U.S. manufactured and sold Avastin sales declined to 19% of total Avastin sales in the second quarter of 2011 from 27% in the second quarter of 2010.

•
Reported worldwide sales for Herceptin increased $342.0 million or 26% in the second quarter of 2011 when compared to the same period in 2010. Roche recently reported that sales growth is being driven by increased penetration in emerging markets, increased HER2 testing and continued uptake in HER2-postive gastric cancer. Ex-U.S. manufactured and sold Herceptin sales declined to 43% of total Herceptin sales in the second quarter of 2011 from 45% in the second quarter of 2010.

Index

•
Reported worldwide sales for Lucentis increased $307.4 million or 41% in the second quarter of 2011 when compared to the same period in 2010. Lucentis is approved for the treatment of age-related macular degeneration (AMD) in the United States and Europe. Lucentis received approval for the treatment of macular edema following retinal vein occlusion (RVO) in June 2010 in the United States and in June 2011 in Europe. Lucentis received approval for the treatment of visual impairment due to diabetic macular edema in Europe in January 2011. Genentech and Novartis recently reported that sales growth is being driven by continued growth in the treatment of RVO in the United States and increased uptake in all indications in Europe. All sales of Lucentis were from inventory produced in the United States.

•
Reported worldwide sales for Tysabri increased $95.1 million or 32% in the second quarter of 2011 when compared to the same period in 2010. Biogen Idec recently announced that, at the end of June 2011, approximately 61,500 patients were on therapy worldwide, representing a 17% increase over the approximately 52,700 patients who were on therapy at the end of June 2010 and, that cumulatively, 88,100 patients have been treated with Tysabri in the post-marketing setting. Tysabri royalties are determined at a flat rate as a percent of sales regardless of location of manufacture or sale.

Royalty revenue for the nine months ended September 30, 2011, increased by 4% when compared to the same period of 2010. The growth was primarily driven by increased sales of Herceptin, Lucentis and Tysabri by our licensees for which we received royalties in the first nine months of 2011.

•
Reported sales of Herceptin increased $673.1 million or 17% when compared to the same period for the prior year. Ex-U.S. sales of Herceptin increased 21% when compared to the same period for the prior year and represented 72% of total global sales.

•
Reported sales of Lucentis increased $717.8 million or 33% when compared to the same period for the prior year. Ex-U.S. sales of Lucentis increased 36% when compared to the same period for the prior year and represented 58% of total global sales.

•
Reported sales of Tysabri increased $200.7 million or 23% when compared to the same period for the prior year. Both U.S. and ex-U.S. sales of Tysabri increased 23% each compared to the same period for the prior year.

The following table summarizes revenues from our licensees’ products which individually accounted for 10% or more of our total royalty revenue for the three and nine months ended September 30, 2011, and 2010:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2011	2010	2011	2010
Genentech	Avastin	29%	35%	32%	34%
	Herceptin	38%	32%	36%	33%
	Lucentis	15%	13%	16%	14%

Elan	Tysabri	14%	10%	12%	10%

The sales information presented above is based on information provided by PDL’s licensees in their quarterly reports to the Company as well as from public disclosures made by PDL’s licensees.

Under most of the agreements for the license of rights under our Queen et al. patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure where Genentech’s royalty rates on U.S.-based Sales decreases at certain sales thresholds during a calendar year based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the lowest royalty rate of 1%.

Index

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

General and Administrative Expenses

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
(Dollars in thousands)	2011	2010	Prior Year	2011	2010	Prior Year
General and administrative expenses	$3,960	$11,110	-64%	$13,516	$29,340	-54%

General and administrative expenses for the three months ended September 30, 2011, were $4.0 million as compared with $11.1 million for the same period in 2010. The decrease in general and administrative expenses was primarily driven by decreases in legal expense. General and administrative expenses for the nine months ended September 30, 2011, were $13.5 million as compared with $29.3 million for the same period in 2010. The decrease in general and administrative expenses was primarily driven by decreases in legal expense and other professional services expense. The decreases in legal expense are a result of termination of our legal dispute with MedImmune, the opposition to our ‘216B patent in the European Patent Office and the interference proceedings in the U.S. Patent and Trademark Office, all of which were concluded in the first quarter of 2011. The decrease in other professional services expense for the nine months ended September 30, 2011, results from a reduction in one-time special project costs. We currently have fewer than ten employees managing business development activities, our intellectual property and licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

Individual components of general and administrative expenses comprise:

	Three Months Ended September 30,		Change from	Nine Months Ended September 30,		Change from
(Dollars in thousands)	2011	2010	Prior Year	2011	2010	Prior Year
Compensation and benefits	$1,045	$965	8%	$2,958	$2,962	0%
Legal expense	1,263	8,660	-85%	6,162	20,821	-70%
Other professional services	810	535	51%	2,001	2,618	-24%
Insurance	176	185	-5%	556	608	-9%
Depreciation	14	14	0%	43	76	-43%
Stock-based compensation	132	166	-20%	256	525	-51%
Other	520	585	-11%	1,540	1,730	-11%
Total general and administrative expenses	$3,960	$11,110	-64%	$13,516	$29,340	-54%

Non-operating Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Loss on retirement or conversion of convertible notes	$-	$(2,354)	$(766)	$(18,681)
Interest and other income	130	167	463	337
Interest and other expense	(9,007)	(9,928)	(27,941)	(34,015)
Total non-operating expense, net	$(8,877)	$(12,115)	$(28,244)	$(52,359)

Non-operating expense, net, for the three months ended September 30, 2011, was $8.9 million as compared with $12.1 million for the same period in 2010. The reduction in interest expense is primarily attributable to repayment and reduction in principal of our QHP PhaRMASM Senior Secured Notes due March 15, 2015 (Non-recourse Notes), for which the current principal balance at September 30, 2011, was $115.3 million as compared with $225.0 million at September 30, 2010.

Non-operating expense, net, for the nine months ended September 30, 2011, was $28.2 million as compared with $52.4 million for the same period in 2010. The loss on retirement or conversion of convertible notes comprises costs incurred to repurchase or convert our 2.75% Convertible Subordinated Notes due August 16, 2023 (2023 Notes). The reduction in interest expense is primarily attributable to repayment and reduction in principal of the Non-recourse Notes.

Income Taxes

Income tax expense was $25.0 million and $87.0 million for the three months and nine months ended September 30, 2011, respectively, and was primarily determined by applying the federal statutory rate of 35% of income before income taxes. Income tax expense was $23.0 million and $70.8 million for the three and nine months ended September 30, 2010, respectively, and was primarily determined by applying the federal statutory income tax rate of 35% to income before income taxes, adjusted for a portion of the premium paid for the repurchase of 2023 Notes that was not tax deductible.

Index

Net Income per Share

Net income per share for the three and nine months ended September 30, 2011, and 2010, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income per basic share	$0.33	$0.32	$1.15	$0.95
Net income per diluted share	$0.28	$0.24	$0.88	$0.67

Non-GAAP Net Income per Share

We are presenting net income per share in conformance with U.S. generally accepted accounting principles (GAAP) and also on a non-GAAP basis because we believe that this non-GAAP information is useful for investors taken in conjunction with the Company’s GAAP financial statements. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. The effect of the non-GAAP adjustments to net income per share for the three months ended September 30, 2011, did not change net income per diluted share. The effect of the non-GAAP adjustments to net income per share for the nine months ended September 30, 2011, increased net income per diluted share from $0.88 per share to $0.89 per share. For the three and nine months ended September 30, 2010, the effect of the non-GAAP adjustments was to increase net income per diluted share from $0.24 per share to $0.25 per share and from $0.67 per share to $0.77 per share, respectively. The adjustments made to net income per share in conformance with GAAP to determine net income per share on a non-GAAP basis are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Numerator
Net income	$45,916	$40,189	$160,447	$116,334
Add back:
Loss on retirement or conversion of convertible notes, net of estimated taxes	-	2,354	498	17,091
Amortization of debt discount for May 2015 Notes, net of estimated taxes	683	-	1,020	-
Non-GAAP net income	46,599	42,543	161,965	133,425
Add back interest expense for implied conversion of convertible notes, net of estimated tax of $0.5 million for each of the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively	841	987	3,391	3,982
Non-GAAP income used to compute non-GAAP net income per diluted share	$47,440	$43,530	$165,356	$137,407

Denominator
Shares used to compute net income per diluted share	167,019	172,217	186,756	178,448
Delete shares issued to induce note conversion to common stock (1)	-	(104)	-	(35)
Shares used to compute non-GAAP net income per diluted share	167,019	172,113	186,756	178,413

Non-GAAP net income per diluted share	$0.28	$0.25	$0.89	$0.77

(1)         The shares used to compute Non-GAAP net income per diluted share are the same as the shares used to compute GAAP net income per diluted share, except the shares for the three and nine months ended September 30, 2010, exclude the weighted average effect of shares issued as an incentive to induce conversion of a portion of the 2023 Notes in August 2010.

Loss on Retirement or Conversion of Convertible Notes

During the nine months ended September 30, 2011, we redeemed $133.5 million in aggregate principal of our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. This transaction resulted in a charge to non-operating expense of $0.8 million, or $0.5 million net of tax.

Index

During the three months ended September 30, 2010, we exchanged an aggregate of $61.6 million face value of the 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of the 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge to non-operating expense of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million which is not deductible for income tax purposes.

During the nine months ended September 30, 2010, we repurchased at market prices an aggregate $84.2 million face value of the 2023 Notes at an average premium of 19% to face value for total consideration of $100.4 million in cash, plus accrued interest. In the aggregate, these transactions resulted in a charge to non-operating expense of $18.7 million, or $17.1 million net of tax.

Amortization of Debt Discount

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. For the three months and nine months ended September 30, 2011, the additional interest expense attributable to using an implied borrowing rate of 7.5% rather than the stated coupon rate of 3.75% was $1.1 million, or $0.7 million net of tax, and $1.6 million, or $1.0 million net of tax, respectively.

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

We had cash, cash equivalents and investments in the aggregate of $225.3 million and $248.2 million at September 30, 2011, and December 31, 2010, respectively. The $22.9 million decrease was primarily attributable to net debt payments of $83.7 million and dividend payments of $63.0 million, offset by cash generated from operations. We believe that cash from future royalty revenues along with potential capital restructuring activities, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing new royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company or paying dividends. On February 25, 2011, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, payable March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates of each of the dividend payment dates, respectively. We paid $21.0 million to our stockholders on each of March 15, June 15, and September 15, 2011, using current year earnings and cash on hand. As of September 30, 2011, we have accrued $21.0 million in dividends payable for the December 15, 2011, dividend.

In connection with the payment of the dividend on September 15, 2011, the conversion ratios for our convertible notes increased. The conversion ratio for the February 2015 Notes was adjusted to 151.713 shares per $1,000 principal amount, or approximately $6.59 per share, effective September 9, 2011. The conversion ratio for our May 2015 Notes was adjusted to 132.6682 shares per $1,000 principal amount, or approximately $7.54 per share, effective September 6, 2011.

Index

Operating Lease

In February 2011, we entered into a lease amendment to extend our building lease term to May 2012 for our offices in Incline Village, Nevada.

Convertible Notes

February 2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of the 2012 Notes in separate, privately negotiated transactions with the note holders. Pursuant to the exchange transactions, the note holders received $92.0 million in aggregate principal of new February 2015 Notes. In addition, the Company placed an additional $88.0 million in aggregate principal of the February 2015 Notes. The February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock using a conversion ratio of 151.713 shares of common stock per $1,000 principal amount of the February 2015 Notes, or approximately $6.59 per share of common stock, subject to further adjustment upon certain events including dividend payments. Interest on the February 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year at a rate of 2.875% per annum. The February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. The issuance of the February 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of September 30, 2011, $180.0 million in aggregate principal of the February 2015 Notes remain outstanding.

The February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Note holders who convert their May 2015 Notes in connection with a fundamental change may be entitled to a make whole premium in the form of an increase in the conversion ratio.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount of May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes are due May 1, 2015, and are convertible into 132.6682 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.54 per share, subject to further adjustment upon certain events including dividend payments. The May 2015 Notes were issued at par, and were recorded net of an $18.9 million discount, which will be amortized to interest expense over the May 2015 Notes term. We pay interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and funds provided by the warrant transactions described below, were used to redeem the 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Note holders who convert their May 2015 Notes in connection with a fundamental change may be entitled to a make whole premium in the form of an increase in the conversion ratio. As of September 30, 2011, $155.3 million in aggregate principal of the May 2015 Notes remain outstanding.

Index

The May 2015 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ending June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or

•	Upon the occurrence of specified corporate events as described further in the indenture at any time on or after November 1, 2014.

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of September 30, 2011, the if-converted amount of the May 2015 Notes is less than the principal amount.

In connection with the issuance of the May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties entitling the Company to initially purchase up to 19.6 million shares of the Company’s common stock. In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential future dilution associated with conversions of the May 2015 Notes. The strike prices are approximately $7.54 and $8.87, subject to further adjustment upon certain events including dividend payments, for the purchased call option and warrants, respectively.

If the share price is above $7.54, upon conversion of the May 2015 Notes, the purchased call options will offset share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.87, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.87. For example, a 10% increase in the share price above $8.87 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of the May 2015 Notes, prior to conversion or exercise, the May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments.

Purchased Call Options

We paid an aggregate amount of $20.7 million to two hedge counterparties for the purchased call options with terms substantially similar to the embedded conversion options in the May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the May 2015 Notes, approximately 20.6 million shares of our common stock at a strike price of approximately $7.54, which corresponds to the conversion price of the May 2015 Notes. We may exercise the purchased call options upon conversion of the May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of the May 2015 Notes remain outstanding.

Warrants

We received an aggregate amount of $10.9 million from the two hedge counterparties for the sale of rights to receive up to 27.5 million shares of common stock underlying the May 2015 Notes, at a current strike price of approximately $8.87 per share, subject to additional anti-dilution and certain other customary adjustments. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the volume weighted average share price of our common stock, as defined in the warrants (VWAP), exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

Non-Recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties (the Genentech Royalties) from sales of Genentech products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license pursuant to our related agreements with Genentech. The Non-recourse Notes are due March 15, 2015, bear interest at 10.25% per annum and were issued in a non-registered offering by QHP Royalty Sub LLC (QHP), a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, is the sole source of payment of principal and interest on the Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. The amount of quarterly repayment of the principal of the Non-recourse Notes varies based upon the amount of future quarterly Genentech Royalties received. The Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of September 30, 2011, $115.3 million in aggregate principal of the Non-recourse Notes remain outstanding. The anticipated final repayment date of the Non-recourse Notes is September 2012.

Index

Contractual Obligations

At September 30, 2011, our principal contractual obligations were our February 2015 Notes, May 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $450.6 million in principal. The February 2015 Notes and the May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change as discussed above. If one or more May 2015 Notes holders elect to convert their notes if and when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. We expect that our debt service obligations over the next several years will consist of interest payments and repayment of the February 2015 Notes, the May 2015 Notes and the Non-recourse Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Lease Guarantee

In connection with the 2008 divestiture of Facet Biotech Corporation (Facet) we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the divestiture date. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the terms and conditions of the leases. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant, and thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $113.4 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, related to the original estimated fair value of this guarantee.

Novartis Settlement

In February 2011, we reached a settlement with Novartis under which we agreed to dismiss our claims against Novartis in the action in Nevada state court which also includes Genentech and Roche as defendants and Novartis agreed to withdraw its opposition appeal in the European Patent Office challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, after receipt of our royalty payment for sales of Lucentis each quarter, we pay Novartis a portion of the royalties that we receive for Lucentis sales made by them. We do not expect such amounts to materially impact our 2011 annual revenue. There is significant uncertainty with respect to the AMD market in 2012 and beyond.

Index

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

We hedge certain Eurodollar currency  exposures related to our licensees’ product sales with Eurodollar forward contracts and Eurodollar option contracts (collectively, Eurodollar contracts). In general, these contracts are intended to offset the underlying Eurodollar market risk in our royalty revenues. In 2010, we entered into a series of Eurodollar contracts covering the quarters in which our licensees’ sales occur through December 2012. We did not have foreign currency exchange contracts prior to January 2010. We have designated the Eurodollar contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our foreign currency exchange contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings.

The following table summarizes the notional amounts, Eurodollar exchange rates and fair values of our outstanding Eurodollar contracts designated as cash flow hedges at September 30, 2011, and December 31, 2010:

			September 30, 2011		December 31, 2010
Eurodollar Forward Contracts			(in thousands)		(in thousands)

Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.400	Sell Eurodollar	$50,205	$1,838	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(13,883)	117,941	(12,810)
Total			$168,146	$(12,045)	$255,120	$(6,070)

Eurodollar Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.510	Purchased call option	$54,150	$46	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	9,290	129,244	10,251
Total			$183,394	$9,336	$277,201	$11,023

Interest Rate Risk

Our material debt obligations bear interest at fixed interest rates and are therefore not sensitive to changes in interest rates.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

If Genentech were successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 32% of our royalty revenues for the nine months ended September 30, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, this amount may increase in the future.

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

On February 25, 2011, we reached a settlement with Novartis under which, among other things, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit. The outcome of this litigation is uncertain and we may not be successful in our allegations

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.	RISK FACTORS

Except as modified in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, and June 30, 2011, during the three months ended September 30, 2011, there were no additional material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and the modifications to those risk factors as discussed in our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as modified by our subsequent Quarterly Reports on Form 10-Q, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Index

ITEM 6.	EXHIBITS

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1***
Certification by the Principal Executive Officer and the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101+
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2011, and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2011, and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated: November 9, 2011

PDL BIOPHARMA, INC.
(Registrant)

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer
(Principal Executive Officer)

/S/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ CAROLINE KRUMEL
Caroline Krumel
Vice President Finance
(Principal Accounting Officer)