Form 10-K
period 2011-12-31
PDL BIOPHARMA, INC.
filed 2012-02-23
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $818,628,832.

As of February 15, 2012, the registrant had outstanding 139,875,399 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2012 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2011 Form 10-K Annual Report

PART I

Forward-looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time of filing, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

ITEM 1.          BUSINESS

Overview

PDL BioPharma, Inc. (we, us, our, PDL and the Company) pioneered humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases. Today, PDL is focused on intellectual property asset management, investing in new royalty bearing assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry of our Queen et al. patents in December 2014. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We have also entered into licensing agreements under which we have licensed certain rights for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials. While our intellectual property asset management protects our current revenue streams, we compete with other entities in the pursuit of new royalty bearing assets.

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

2012 Dividends

We currently utilize dividends to increase return for our stockholders. On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors reviews the Company’s total annual dividend payments for the prior year and determines whether to increase, maintain or decrease the regular quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Royalty Asset Acquisitions

The last of PDL’s Queen et al. patents expire in December 2014, with the obligation to pay royalties under our various license agreements expiring sometime thereafter. We do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. Consequently, we are interested in acquiring new royalty generating assets if such royalty assets can be acquired on terms that allow us to increase the return to our stockholders. Our royalty asset focus is on commercial stage therapies having strong economic fundamentals and intellectual property protection, with less of an emphasis on therapeutic area. While we will consider transactions of various sizes, our preference is for assets with a net present value of $75 million to $150 million.

Convertible Notes

We have actively been working to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in May 2011, we issued $155.3 million in aggregate principal of 3.75% Senior Convertible Notes due 2015 (May 2015 Notes) in an underwritten public offering.  Our May 2015 Notes “net share settle,” generally meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. The proceeds from our May 2015 Notes were used to redeem the outstanding principal amount of our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes). As a result, our 2012 Notes are no longer outstanding. By issuing our May 2015 Notes with the net share settle feature and redeeming our 2012 Notes we eliminated 19.7 million shares of potential dilution to our stockholders.

In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount, representing approximately 93.9%, of our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), for approximately $169.0 million aggregate principal amount of new 2.875% Series 2012 Convertible Senior Notes due February 15, 2015 (Series 2012 Notes), plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Like our May 2015 Notes, our Series 2012 Notes net share settle. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Effect of December 15, 2011, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 15, 2011, dividend payment, the conversion rates for our convertible notes increased. The conversion rate for our February 2015 Notes was adjusted to 155.396 common shares per $1,000 principal amount, or approximately $6.44 per share, effective December 9, 2011. The conversion rate for our May 2015 Notes was adjusted to 135.9607 common shares per $1,000 principal amount, or approximately $7.36 per share, effective December 6, 2011. The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture. The conversion rate for our new Series 2012 Notes is 155.396 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $6.44 per share of common stock.

Intellectual Property

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

The following is a list of our U.S. patents within our Queen et al. patent portfolio:

Application Number	Filing Date	Patent Number	Issue Date	Expiration Date
08/477,728	06/07/95	5,585,089	12/17/96	06/25/13
08/474,040	06/07/95	5,693,761	12/02/97	12/02/14
08/487,200	06/07/95	5,693,762	12/02/97	06/25/13
08/484,537	06/07/95	6,180,370	01/30/01	06/25/13

Our U.S. Patent No. 5,693,761 patent (‘761 patent), which is the last to expire of our U.S. patents, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 patent will typically extend to the use or sale of compositions made with those methods and/or materials.

The European Patent No. 0 451 216B (‘216B Patent) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates (SPCs) for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. In the year ending December 31, 2011, approximately 33% of our royalty revenues were derived from sales of products that were made in Europe and sold outside of the United States.

 Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies under which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Our licensing agreements generally entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in jurisdictions providing patent protection. We also expect to receive minimal annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Our total revenues from U.S. based licensees were $137.3 million, $130.1 million and $154.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our total revenues from foreign based licensees were $224.7 million, $214.9 million and $163.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

For the years ended December 31, 2011, 2010 and 2009, we received royalty revenues under license agreements of approximately $351.6 million, $343.5 million and $305.0 million, respectively.

In June 2010, after results from a clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg. For the years ended December 31, 2011, 2010 and 2009, we received royalties of $0.3 million, $0.9 million and $1.9 million for sales of Mylotarg, respectively.

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products. Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world (U.S.-based Sales) in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates are outlined below:

Aggregate Net Sales on Product Made or Sold in U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

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

With respect to royalty-bearing products that are both manufactured and sold outside of the United States (ex-U.S.-based Manufacturing and Sales), the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by F. Hoffman LaRoche, Ltd. (Roche). The percentage of net global sales that were generated outside of the United States and the percentage of net global sales that were ex-U.S.-based Manufacturing and Sales are outlined in the following table:

	Year Ended December 31,
	2011	2010	2009
Avastin
Ex-U.S.-based sales	55%	50%	46%
Ex-U.S.-based Manufacturing and Sales	21%	21%	0%
Herceptin
Ex-U.S.-based sales	71%	70%	70%
Ex-U.S.-based Manufacturing and Sales	35%	44%	29%
Lucentis
Ex-U.S.-based sales	59%	56%	53%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	40%	35%	29%
Ex-U.S.-based Manufacturing and Sales	40%	35%	29%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the years ended December 31, 2011 and 2010, PDL received royalties generated from three of Genentech’s licensed products that were ex-U.S.-based manufactured and sold: Herceptin, Avastin and Xolair. Prior to 2010, only Herceptin and Xolair generated royalties from ex-U.S.-based Manufacturing and Sales. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The plants were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and Roche expects the plants to be registered to produce bulk Avastin and Lucentis for use in Europe. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Elan

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule a4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Wyeth

We entered into a patent license agreement, effective September 1, 1999, under which we granted to Wyeth a license under our Queen et al. patents to make, use and sell antibodies that bind to CD33, an antigen that is found in about 80% of patients with acute myeloid leukemia, and conjugated to a cytotoxic agent. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Wyeth’s net sales of the Mylotarg product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Wyeth prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In June 2010, after results from a recent clinical trial raised concerns about the efficacy and safety of Mylotarg, Pfizer, the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra® product. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, is being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. Two additional examples are the Eli Lilly and Company (Lilly) and Wyeth licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. If Lilly’s antibody for Alzheimer’s disease is approved, we would also be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the royalty payable for “know-how” runs for 12.5 years after the product’s initial commercialization.

Protection of our Intellectual Property

Our intellectual property, namely our Queen et al. patents and related license agreements, are integral to our business and generate nearly all of our revenues. Protection of our intellectual property is key to our success. In 2011, we entered into settlement agreements, which terminated several challenges against the Queen et al patents in the U.S. and Europe, including a declaratory judgment proceeding in U.S. District Court initiated by MedImmune, LLC (MedImmune), two interference proceedings in the United States Patent and Trademark Office provoked by UCB Pharma S.A. (UCB) and an opposition proceeding in Europe against our European Queen Patent involving UCB, Novartis AG (Novartis) and BioTransplant Inc. (BioTransplant).

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair (the Genentech Products) do not infringe the SPCs granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are ex-U.S.-based Manufacturing and Sales. Royalties on sale of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 33% of our royalty revenues for the year ended December 31, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

In November 2010, Genentech and Roche filed a motion to dismiss our complaint against them in which we seek to enforce our rights under the 2003 settlement agreement with Genentech. Genentech and Roche's motions to dismiss under Nevada Rule of Civil Procedure 12(b)(5) alleged that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to our U.S. patents. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of us on the two motions to dismiss filed by Genentech and Roche. The court denied Genentech and Roche's motion to dismiss four of our five claims for relief and, further, denied Roche's separate motion to dismiss for lack of personal jurisdiction. The court dismissed one of our claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no "special relationship" had been established between Genentech and us as required under Nevada law. On November 1, 2011, the Nevada court issued an order accepting Roche’s stipulation of waiver to its personal jurisdiction defense. As a result of the order, Roche is foreclosed from reliance on lack of personal jurisdiction in defending against our claims.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, we agreed to dismiss our claims against Novartis in the action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit.

The court has scheduled trial to commence on May 13, 2013. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Major Customers

Our revenues consist almost entirely of royalties. We also receive periodic milestone payments from licensees of our Queen et al. patents and may continue to receive payments if the licensed products in development achieve certain development milestones. In addition, we will receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. In 2011, 2010 and 2009, Genentech accounted for 86%, 86% and 71% of our revenues, respectively; Elan accounted for 12%, 10% and 9% of our revenues, respectively; and MedImmune accounted for zero, zero and 13% of our revenues, respectively.

Employees

As of February 22, 2012, we had less than ten full-time employees managing our intellectual property, our licensing operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

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

Any of these proceedings could further result in either loss of a patent or loss or reduction in the scope of one or more of the claims of the patent or claims underlying an SPC. These proceedings could be expensive, last several years and result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to collect royalties or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries. Additionally, we depend on our license agreements to enforce royalty obligations against our licensees. Any limitations in our ability to enforce, such as limits on the scope of and/or an adverse interpretation of, the various licensee obligations in our licenses and related agreements could reduce our ability to collect royalties based on our license agreements. As a result of these factors, we are unable to predict the extent of our intellectual property protection in any country. For further information, see “Item 3—Legal Proceedings.”

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire other sources of royalty revenue, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents, which finally expire in December of 2014. The continued payment of dividends or distributions to our stockholders without other revenue sources and the approaching patent expiration will likely reduce the price of our common stock. If the price of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Unless we are able to acquire patents or other sources of royalty revenue on commercially reasonable terms, we will no longer receive patent-related royalties once our licensees have sold all their inventory of licensed product that was manufactured before the expiration of the Queen et al. patents. If we are unsuccessful in acquiring new sources of royalty revenue, we will likely liquidate our business.

If we fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly.

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment would severely reduce our future revenues.

Our ‘216B Patent in Europe was granted in 1996 by the European Patent Office (EPO). The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover Avastin, Herceptin, Xolair, Lucentis and Tysabri to the extent these products are made and sold outside the United States (the SPC Products). These SPCs generally expire in 2014. While our SPCs extend the period of enforceability of our ‘216B Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims and/or whether the product named in the SPC actually infringes those claims and whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions and proceedings. In addition, the European Court of Justice has the authority to interpret the SPC regulation and could do so in a manner that materially impacts the enforceability of our SPCs against the SPC Products. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 33% of our royalty revenues for the year ended December 31, 2011. Based on announcements by Roche regarding moving manufacturing outside of the United States, we expect this amount to increase in the future. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Item 3—Legal Proceedings.”

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development, as well as continued performance by Genentech of its obligations under its agreements with us.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents of which the Genentech Products accounted for 86%, 86% and 71% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Our future success depends upon the continued market acceptance of the Genentech products and upon the ability of Genentech to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of Genentech Products could have a material adverse effect on our business.

In addition, our business and results of operations also depend on Genentech continuing to perform its obligations under its license agreements with us. For example, 60% of the royalties we currently receive from Genentech are dedicated to service the debt related to our QHP PhaRMASM Senior Secured Notes due March 15, 2015 (Non-recourse Notes) that we, through our wholly-owned subsidiary, QHP Royalty Sub LLC, issued in November 2009.

In August 2010, we received a letter from Genentech on behalf of Roche and Novartis asserting that the Genentech Products do not infringe our SPCs for each of the Genentech Products. If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products. These royalties accounted for approximately 33% of our royalty revenues for the year ended December 31, 2011. If Roche, as Roche has publicly announced, moves more manufacturing outside of the United States, this percentage will increase.

We believe that these SPCs are enforceable against the Genentech Products and intend to vigorously assert our SPC-based patent rights. If we are unable to resolve the dispute with Genentech, we will incur significant additional costs and senior management time in asserting our rights under our various agreements with Genentech, whether through continued litigation, arbitration or otherwise. To the extent Genentech stops or reduces payment of royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products, this would have a material negative impact on our cash flow and our ability to pay dividends in the future and would also cause us to extend the anticipated repayment of our Non-recourse Notes due in March 2015 for which we currently anticipate full repayment in the third quarter of 2012. See “Item 3—Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals for new products, and they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. Our licensees could also choose to voluntarily remove their licensed products from marketing and commercial distribution. In any of these cases, our revenues could be materially and adversely affected.

For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. Other licensed products have been suspended from marketing and commercial distribution, such as Mylotarg, which is currently suspended, and Tysabri, which was temporarily suspended and then returned to the market. In such a case, our revenues could be materially and adversely affected.

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

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of dividends to our stockholders.

As of February 2, 2012, $155.3 million in principal remained outstanding under our May 2015 Notes, $1.0 million in principal remained outstanding under our February 2015 Notes and $179.0 million in principal remained outstanding under our Series 2012 Notes. At maturity, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on February 15, 2015, we will have to pay the full aggregate principal amount of our Series 2012 Notes, $179.0 million as of February 2, 2012.

Holders of the February 2015 Notes may convert their notes at any time, at the holder’s election. Holders of the May 2015 Notes and Series 2012 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, in the case of our May 2015 Notes, and December 31, 2011, in the case of our Series 2012 Notes, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after November 1, 2014, in the case of our May 2015 Notes, and August 15, 2014, in the case of our Series 2012 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. These notes “net share settle,” meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their May 2015 Notes or Series 2012 Notes, because our May 2015 Notes and Series 2012 Notes are net share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our May 2015 Notes and Series 2012 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We intend to reserve from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any royalty asset acquisition. In addition, we may redeem (except in the case of our Series 2012 Notes that are unredeemable by us), repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

The conversion of any of our February 2015 Notes, our May 2015 Notes or our Series 2012 Notes into shares of our common stock would have a dilutive effect which could cause our stock price to go down.

Our May 2015 Notes, until November 1, 2014, and our Series 2012 Notes, until August 15, 2014, are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. Our February 2015 Notes are convertible at any time at the holder’s election. We have reserved shares of our authorized common stock for issuance upon conversion of these convertible notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

The conversion rate as of February 2, 2012, for our February 2015 Notes and Series 2012 Notes is 155.396 shares of common stock per $1,000 principal amount or a conversion price of approximately $6.44 per share of common stock and the conversion rate for our May 2015 Notes is 135.9607 shares of common stock per $1,000 principal amount, or a conversion price of approximately $7.36 per share of common stock. Because the conversion rates of these convertible notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders may experience more dilution if any or all of these convertible notes are converted into shares of our common stock after the adjusted conversion rates became effective.

We entered into purchased call option and warrant transactions in connection with the issuance of our May 2015 Notes that may affect the value of our common stock.

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions. Separately, we also entered into warrant transactions at that time. The purchased call option transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of our May 2015 Notes. The warrant transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ deficit. In connection with hedging these transactions, the hedge counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of our May 2015 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of our May 2015 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of our May 2015 Notes.

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

Further, a failure by the hedge counterparties or their respective affiliates (due to bankruptcy or otherwise) to pay or deliver, as the case may be, amounts owed to us under the purchased call option transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of our May 2015 Notes and may result in an increase in dilution with respect to our common stock.

Changes in the third-party reimbursement environment may affect product sales from which we generate royalty revenues.

Sales of products from which we generate royalties will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007; changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our royalties. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

 Our revenues and operating results will likely fluctuate in future periods.

Our royalty revenues may be unpredictable and fluctuate because they depend upon, among other things, the rate of growth of sales of licensed products as well as the mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales in connection with our master patent license agreement with Genentech.

The Genentech agreement provides for a tiered royalty structure. The royalty rate Genentech must pay on 95% of the underlying gross U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declines as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we receive from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech is generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when Genentech’s U.S.-based Sales bear royalties at a 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche. For example, Roche has announced plans to move certain Avastin and Lucentis manufacturing to Singapore.

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

To compensate for Eurodollar currency fluctuations, we hedge Eurodollar currency exposures with Eurodollar forward contracts and Eurodollar option contracts (collectively, Eurodollar contracts) to offset the risks associated with these Eurodollar currency exposures. We may suspend the use of these contracts from time to time or we may be unsuccessful in our attempt to hedge our Eurodollar currency risk. We will continue to experience foreign currency related fluctuations in our royalty revenues in certain instances when we do not enter into foreign currency exchange contracts or where it is not possible or cost effective to hedge our foreign currency related exposures. Currency related fluctuations in our royalty revenues will vary based on the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency exchange contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

We must attract, retain and integrate key employees in order to succeed. It may be difficult to recruit, retain and integrate key employees.

To be successful, we must attract, retain and integrate qualified personnel. Our business is intellectual property asset management, investing in new royalty bearing assets and maximizing the value of our patent portfolio and related assets, which requires only a small number of employees. Due to the unique nature and remote location of our company, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $110.8 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories (Abbott) acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party. See “Item 2—Properties.”

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2012. We may, at our option, extend the term of this lease.

In July 2006, we entered into two leases and a sublease for the facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Under the amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments under which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease term or terminate the leases, and Facet assumed all of our obligations under the leases. Under the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp. To date, Facet has satisfied all obligations under the Redwood City lease.

Except as set forth above, we do not own or lease other properties.

ITEM 3.           LEGAL PROCEEDINGS

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that the Genentech Products do not infringe the SPCs granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 33% of our royalty revenues for the year ended December 31, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

In November 2010, Genentech and Roche filed a motion to dismiss our complaint against them in which we seek to enforce our rights under the 2003 settlement agreement with Genentech. Genentech and Roche's motions to dismiss under Nevada Rule of Civil Procedure 12(b)(5) alleged that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to our U.S. patents. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of us on the two motions to dismiss filed by Genentech and Roche. The court denied Genentech and Roche's motion to dismiss four of our five claims for relief and, further, denied Roche's separate motion to dismiss for lack of personal jurisdiction. The court dismissed one of our claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no "special relationship" had been established between Genentech and us as required under Nevada law. On November 1, 2011, the Nevada court issued an order accepting Roche’s stipulation of waiver to its personal jurisdiction defense. As a result of the order, Roche is foreclosed from reliance on lack of personal jurisdiction in defending against our claims.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, we agreed to dismiss our claims against Novartis in the action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit.

The court has scheduled trial to commence on May 13, 2013. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 4.           MINE SAFETY DISCLOSURES

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

	High	Low
2011
First Quarter	$6.40	$4.66
Second Quarter	$6.70	$5.70
Third Quarter	$6.44	$5.40
Fourth Quarter	$6.46	$5.15

2010
First Quarter	$7.30	$6.05
Second Quarter	$6.68	$5.03
Third Quarter	$6.75	$4.97
Fourth Quarter	$6.55	$5.13

As of February 15, 2012, we had approximately 151 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners which deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

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

On January 18, 2012, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

On February 25, 2011, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock. On March 15, June 15, September 15 and December 15 of 2011, we paid quarterly cash dividends of approximately $21.0 million or $0.15 per share to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates for each of the dividend payments, respectively.

In April and October 2010, we paid cash dividends of $59.9 million, or $0.50 per share of common stock, and $69.8 million, or $0.50 per share of common stock, respectively, to our stockholders.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2006, and December 31, 2011, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2006, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
PDL BioPharma, Inc.	100.00	86.99	62.02	97.96	104.42	114.91
Nasdaq Biotechnology Index	100.00	110.26	65.65	95.19	112.10	110.81
Nasdaq Composite Index	100.00	102.53	96.57	110.05	117.19	124.54

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

The financial results relating to our former biotechnology, manufacturing and commercial operations have been presented as discontinued operations for all periods presented in the table below.

Consolidated Statements of Operations Data

	For the Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007

Revenues:
Royalties	$351,641	$343,475	$305,049	$278,713	$224,735
License and other	10,400	1,500	13,135	15,483	350
Total revenues	362,041	344,975	318,184	294,196	225,085

General and administrative expenses	18,338	41,396	21,064	51,544	41,176
Accrued legal settlement expense	-	92,500	-	-	-
Operating income	343,703	211,079	297,120	242,652	183,909
Non-operating income (expense), net	(36,275)	(60,709)	(16,835)	682	7,164
Income from continuing operations before income taxes	307,428	150,370	280,285	243,334	191,073
Income tax expense	108,039	58,496	90,625	5,014	10,624
Income from continuing operations	199,389	91,874	189,660	238,320	180,449
Loss on discontinued operations, net of income taxes (1)	-	-	-	(169,933)	(201,510)
Net income (loss)	$199,389	$91,874	$189,660	$68,387	$(21,061)

Net income (loss) per basic share
Continuing operations	$1.43	$0.73	$1.59	$2.01	$1.55
Net income	$1.43	$0.73	$1.59	$0.58	$(0.18)

Net income (loss) per diluted share
Continuing operations	$1.15	$0.54	$1.07	$1.48	$1.34
Net income	$1.15	$0.54	$1.07	$0.47	$(0.08)

Dividends per share:
Cash dividends declared and paid	$0.60	$1.00	$2.67	$4.25	$-
Stock distribution in connection with the Spin-Off of Facet	$-	$-	$-	$2.60	$-

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2011	2010	2009	2008	2007

Cash, cash equivalents, investments and restricted cash	$227,946	$248,229	$303,227	$147,527	$440,788
Working capital	$100,506	$90,672	$22,320	$149,168	$598,346
Assets held for sale(2)	$-	$-	$-	$-	$269,390
Total assets	$269,471	$316,666	$338,411	$191,142	$1,192,192
Long-term obligations, less current portion	$340,737	$446,857	$460,848	$510,698	$534,847
Accumulated deficit	$(42,035)	$(241,424)	$(333,298)	$(522,958)	$(591,345)
Total stockholders’ equity (deficit)	$(204,273)	$(324,182)	$(415,953)	$(352,569)	$507,610

(1)	The financial results for our former biotechnology, manufacturing and commercial operations have been presented as discontinued operations in our Consolidated Statements of Operations.

(2)
The assets associated with our former commercial operations were presented as “held for sale” on our Consolidated Balance Sheet as of December 31, 2007, and such assets were fully divested in March 2008.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PDL BioPharma Inc. (we, us, our, PDL and the Company) pioneered humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases. Today, PDL is focused on intellectual property asset management, investing in new royalty bearing assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We have also entered into licensing agreements under which we have licensed certain rights for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included a biotechnology operation which was focused on the discovery and development of novel antibodies which we spun-off (the Spin-Off) as Facet.

2011 Developments

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune, LLC (MedImmune) resolving all legal disputes with them, including those relating to MedImmune’s product Synagis® and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and an additional $27.5 million on February 9, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune ceased any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against the European Patent No. 0 451 216B (‘216B Patent) including the opposition owned by BioTransplant Inc. (BioTransplant).

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark office (PTO) involving our U.S. Patent No. 5,585,089 patent (the ‘089 Patent) and our U.S. Patent No. 6,180,370 (‘370 Patent) in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent.

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis AG (Novartis). Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court which also includes Genentech and Roche as defendants. Novartis agreed to withdraw its opposition appeal in the EPO challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis made by Novartis during calendar year 2011 and beyond. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. We do not currently expect such amount to materially impact our total annual revenues.

European Opposition to ‘216B Patent

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid is the final decision of the EPO. In the year ending December 31, 2011, approximately 33% of our royalty revenues were derived from sales of products that were made in Europe and sold outside of the United States.

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

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales). Royalties on sale of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 33% of our royalty revenues for the year ended December 31, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

In November 2010, Genentech and Roche filed a motion to dismiss our complaint against them in which we seek to enforce our rights under the 2003 settlement agreement with Genentech. Genentech and Roche's motions to dismiss under Nevada Rule of Civil Procedure 12(b)(5) alleged that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to our U.S. patents. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of us on the two motions to dismiss filed by Genentech and Roche. The court denied Genentech and Roche's motion to dismiss four of our five claims for relief and, further, denied Roche's separate motion to dismiss for lack of personal jurisdiction. The court dismissed one of our claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no "special relationship" had been established between Genentech and us as required under Nevada law. On November 1, 2011, the Nevada court issued an order accepting Roche’s stipulation of waiver to its personal jurisdiction defense. As a result of the order, Roche is foreclosed from reliance on lack of personal jurisdiction in defending against our claims.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, we agreed to dismiss our claims against Novartis in the action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit.

The court has scheduled trial to commence on May 13, 2013. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Convertible Notes

We have actively been working to restructure the Company’s capital and reduce dilution associated with our convertible notes. As part of those efforts, in May 2011, we issued $155.3 million in aggregate principal of 3.75% Senior Convertible Notes due 2015 (May 2015 Notes) in an underwritten public offering. Our May 2015 Notes “net share settle,” meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of common stock. The proceeds from our May 2015 Notes were used to redeem the outstanding principal amount of our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes). As a result, our 2012 Notes are no longer outstanding. By issuing our May 2015 Notes with the net share settle feature and redeeming our 2012 Notes, we eliminated 19.7 million shares of potential dilution to our stockholders.

In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount, representing approximately 93.9%, of our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), for approximately $169.0 million aggregate principal amount of new 2.875% Series 2012 Convertible Senior Notes due February 15, 2015 (Series 2012 Notes), plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Like our May 2015 Notes, our Series 2012 Notes net share settle. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Effect of December 15, 2011, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 15, 2011, dividend payment, the conversion rates for our convertible notes increased. The conversion rate for our February 2015 Notes was adjusted to 155.396 common shares per $1,000 principal amount, or approximately $6.44 per share, effective December 9, 2011.The conversion rate for our May 2015 Notes was adjusted to 135.9607 common shares per $1,000 principal amount, or approximately $7.36 per share, effective December 6, 2011.The adjustment was based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture. The conversion rate for our new Series 2012 Notes is 155.396 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $6.44 per share of common stock.

2012 Dividends

On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors reviews the Company’s total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Critical Accounting Policies and Uses of Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments comprise:

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

We may also receive minimal annual license maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments, payable at the election of the licensee, to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured. Total milestone payments in each of the last several years have been less than 1% of total revenue.

Foreign Currency Hedging

We hedge Eurodollar currency exposures related to our licensees’ product sales with Eurodollar forward contracts and Eurodollar option contracts. In general, these contracts are intended to offset the underlying Eurodollar market risks in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Eurodollar contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Eurodollar contracts is estimated using pricing models using readily observable inputs from actively quoted markets. The aggregate unrealized gain or loss on the effective portion of our Eurodollar contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties, based on Eurodollar, are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. We accrue tax related interest and penalties associated with uncertain tax positions and include these in income tax expense in the Consolidated Statements of Income. We expect that our effective income tax rate going forward will be approximately 35%.

Convertible Notes

In 2011 we issued our May 2015 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $110.8 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2011 and 2010, for the estimated fair value of this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. On a quarterly basis, we review the underlying cash flow analysis assumptions and update them if necessary. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2011, 2010 and 2009 Financial Results

•	Our net income for the years ended December 31, 2011, 2010 and 2009, was $199.4 million, $91.9 million and $189.7 million, respectively;

•	At December 31, 2011, we had cash, cash equivalents and investments of $227.9 million as compared with $248.2 million at December 31, 2010; and

•	At December 31, 2011, we had $473.7 million in total liabilities as compared with $640.8 million at December 31, 2010.

Revenues

Revenues were $362.0 million, $345.0 million and $318.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and consist of royalty revenues as well as other license related revenues. During the years ended December 31, 2011, 2010 and 2009, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Over this same time period, our other license related revenues primarily consisted of milestone payments from licensees under our patent license agreements as well as a $10.0 million payment in 2011 from our legal settlement with UCB and a $12.5 million payment in 2009 from our legal settlement with Alexion. Our revenues consist primarily of royalty revenues, which represent more than 95% of total revenues for each of the past three years. Revenue for the year ended December 31, 2011, is net of the payment made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States.

A summary of our revenues for the years ended December 31, 2011, 2010 and 2009, is presented below:

(Dollars in thousands)	2011	2010	Change from Prior Year %	2009	Change from Prior Year %
Revenues
Royalties	$351,641	$343,475	2%	$305,049	13%
License and other	10,400	1,500	593%	13,135	-89%
Total revenues	$362,041	$344,975	5%	$318,184	8%

In the year ended December 31, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States.

The licensees with commercial products as of December 31, 2011, are listed below:

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

In June 2010, after results from a clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth, announced that it would be discontinuing commercial availability of Mylotarg. Approval for Raptiva®, which was marketed by Genentech and Merck Serono S.A., was suspended in the European Union and in Canada in February 2009 and the product was withdrawn from the market in the United States in April 2009; accordingly, we do not expect to receive royalties on future sales of Raptiva.

Prior to 2010, we also received royalties for Synagis, which is marketed by MedImmune. In February 2011, we settled our dispute with MedImmune, and will not receive royalties on past or future sales of Synagis.

For the years ended December 31, 2011, 2010 and 2009, we received royalties of $0.3 million, $0.9 million, and $1.9 million for sales of Mylotarg. For the years ended December 31, 2011 and 2010, we did not receive royalties for sales of Synagis or Raptiva. For the year ended December 31, 2009, we received royalties of $40.7 million and $1.2 million for sales of Synagis and Raptiva, respectively.

Under most of the agreements for the license of rights under our Queen et al. patents, we receive a flat-rate royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in our second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in our fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate.

The net sales thresholds and the applicable royalty rates for Genentech’s U.S.-based Sales are outlined below:

Aggregate Net Sales on Product Made or Sold in U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods, particularly in light of the 2009 acquisition of Genentech by Roche and Roche’s announcement that there are new plants in Singapore for the production of Avastin and Lucentis. The mix of net ex-U.S.-based Sales and net ex-U.S.-based Manufacturing and Sales for the Genentech Products, as outlined below, is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

	Year Ended December 31,
	2011	2010	2009
Avastin
Ex-U.S.-based sales	55%	50%	46%
Ex-U.S.-based Manufacturing and Sales	21%	21%	0%
Herceptin
Ex-U.S.-based sales	71%	70%	70%
Ex-U.S.-based Manufacturing and Sales	35%	44%	29%
Lucentis
Ex-U.S.-based sales	59%	56%	53%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	40%	35%	29%
Ex-U.S.-based Manufacturing and Sales	40%	35%	29%

For the year ended December 31, 2011, compared to December 31, 2010

Royalty revenues increased 2% for the year ended December 31, 2011, when compared to the same period in 2010. The growth is primarily driven by increased net sales of Lucentis, Herceptin and Tysabri by our licensees. Net sales of Avastin, Herceptin and Lucentis are subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

•
Reported net sales of Herceptin increased $0.7 billion or 13% compared to the same period for the prior year. Roche recently reported that global sales of Herceptin for HER2-postive breast cancer and advanced stomach cancer increased 8% in the first nine months of 2011 driven by further penetration in the early and metastatic breast cancer settings, particularly in emerging markets. Additionally, Roche reported that sales continue to benefit from uptake in advanced HER2-positive stomach cancer in Europe and other markets. While Herceptin net sales increased 13%, royalties on Herceptin only increased 5% due to a shift in site of manufacture: ex-U.S. manufactured and sold Herceptin declined to 35% compared to 44% for the same period in 2010.

•
Reported sales of Lucentis increased $1.0 billion or 33% compared to the same period for the prior year. Lucentis is approved for the treatment of age-related macular degeneration in the United States and in Europe and received approval for the treatment of macular edema following retinal vein occlusion in June 2010 in the United States and June 2011 in Europe. Reported sales in 2011 increased 27% in the United States and 38% internationally.

•
Reported sales of Tysabri increased $0.3 billion or 22% compared to the same period for the prior year. Tysabri royalties are determined at a flat rate as a percent of the sales regardless of location of manufacture or sale.

•
Reported net sales of Avastin decreased $0.1 billion or 2% compared to the same period for the prior year. Roche recently reported that sales in the United States were negatively impacted by reimbursement uncertainty regarding the metastatic breast cancer indication which was revoked by the U.S. Food and Drug Administration in November 2011. In Europe, austerity measures and declines in the metastatic breast cancer indication also affected sales. Additionally, Roche reported that sales of Avastin for advanced colorectal, breast, lung and kidney cancer and for relapsed glioblastoma, rose 9% in international markets, including China, for the first nine months of 2011 driven by a positive uptake of the product.

For the year ended December 31, 2010, compared to December 31, 2009

Excluding royalties for Synagis, royalty revenues for the year ended December 31, 2010, increased 30% when compared to the same period of 2009. The growth was primarily driven by increased sales of Avastin, Herceptin and Lucentis by our licensees.

•
Reported net sales of Avastin increased $0.8 billion or 15% compared to the same period for the prior year. In addition, net Ex-U.S. manufactured and sold Avastin accounted for 21% of net sales compared to zero the same period for the prior year.

•
Reported net sales of Herceptin increased $0.5 billion or 11% compared to the same period for the prior year. Also, net Ex-U.S. manufactured and sold Herceptin increased $1.0 billion or 68% compared to the same period for the prior year.

•
Reported net sales of Lucentis increased $0.9 billion or 43% when compared to the same period for the prior year. Ex-U.S. net sales of Lucentis increased 51% compared to the same period for the prior year and represented 53% of total global net sales.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2011, 2010 and 2009:

		Year Ended December 31,
Licensee	Product Name	2011	2010	2009
Genentech	Avastin	31%	34%	27%
	Herceptin	33%	33%	29%
	Lucentis	15%	13%	10%

Elan	Tysabri	12%	10%	9%

MedImmune(1)	Synagis	0%	0%	13%

(1)	In February 2011, we settled our dispute with MedImmune and will not receive royalties on past or future sales of Synagis.

Foreign currency exchange rates also impact our revenue results. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than U.S. dollar. If the U.S. dollar strengthens across all currencies by ten percent during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter. For the year ended December 31, 2011, royalty revenue was favorably impacted by changes in foreign currency compared to the year ended December 31, 2010. In comparison, for the year ended December 31, 2010, royalty revenue was unfavorably impacted by changes in foreign currency compared to the year ended December 31, 2009. The impact on full year revenue is greatest in the second quarter when we receive the largest amount of royalties because the Genentech tiered royalties are at their highest rate for first quarter sales.

We hedge Eurodollar exposures related to our licensees’ product sales with Eurodollar contracts. In general, these contracts are intended to offset the underlying Eurodollar currency market risks in our royalty revenues. We have designated the Eurodollar contracts as cash flow hedges. The aggregate unrealized gain or loss on our Eurodollar contracts, net of estimated taxes, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. For the years ended December 31, 2011 and 2010, we recognized $1.0 million and $5.2 million in royalty revenues from our Eurodollar contracts, respectively. Prior to 2010, we did not have any foreign currency exchange contracts.

The following table presents the quarterly, five-day average U.S. dollar per Eurodollar exchange rate for quarterly royalty payments received in each of the years ended December 31, 2011, 2010 and 2009:

5 Day Average USD/EUR Rate	2011	2010	2009
Royalties received in Q1	1.32	1.44	1.41
Royalties received in Q2	1.41	1.34	1.34
Royalties received in Q3	1.43	1.23	1.40
Royalties received in Q4	1.35	1.35	1.47

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2011, 2010 and 2009, is presented below:

(Dollars in thousands)	2011	2010	Change from Prior Year %	2009	Change from Prior Year %
Operating expenses
General and administrative	$18,338	$41,396	-56%	$21,064	97%
Legal settlement	-	92,500	N/A	-	N/A
Total operating expenses	$18,338	$133,896	-86%	$21,064	536%

For the year ended December 31, 2011, compared to December 31, 2010

The decrease in operating expenses was primarily driven by reduced legal fees with the resolution of the MedImmune litigation and the UCB interference proceedings.

For the year ended December 31, 2010, compared to December 31, 2009

The increase in operating expenses was primarily driven by our $92.5 million legal settlement with MedImmune as well as increases in other legal related fees, professional services expense and compensation expense. The increase in professional services expense is due to costs associated with the implementation of a global royalty audit program, tax consultation and the preparation of long term sales and royalty forecasts by outside consultants. Compensation expense increased primarily as a result of filling staff positions which were vacant in the first half of 2009.

Individual components of operating expenses for the years ended December 31, 2011 and 2010, comprise:

	Year Ended December 31,		Change from
(In thousands)	2011	2010	Prior Year %
Operating expenses:
General and administrative
Compensation and benefits	$4,428	$4,065	9%
Legal fees	7,942	29,315	-73%
Professional services	2,674	2,943	-9%
Insurance	724	793	-9%
Stock-based compensation	387	662	-42%
Depreciation	58	91	-36%
Other	2,125	3,527	-40%
Total general and administrative	18,338	41,396	-56%
Legal settlement	-	92,500	N/A
Total operating expenses	$18,338	$133,896	-86%

Non-operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2011, 2010 and 2009, is presented below:

(Dollars in thousands)	2011	2010	Change from Prior Year %	2009	Change from Prior Year %
Gain (loss) on retirement or conversion of convertible notes	$(766)	$(17,648)	NM (1)	$1,518	NM (1)
Interest and other income, net	593	468	27%	1,004	-53%
Interest expense	(36,102)	(43,529)	-17%	(19,357)	125%
Total non-operating expense, net	$(36,275)	$(60,709)	-40%	$(16,835)	261%

(1)	NM – Not meaningful

For the year ended December 31, 2011, compared to December 31, 2010

Non-operating expense, net, decreased primarily due to lower costs related to our convertible note retirement and conversions and lower interest as a result of our $110.9 million reduction in the principal balance of our Non-recourse Notes.

For the year ended December 31, 2010, compared to December 31, 2009

Non-operating expense, net, increased $43.9 million due primarily to an increase of $24.2 million in interest expense with the issuance of $300.0 million of our subsidiary’s Non-recourse Notes in November 2009 that bear interest at 10.25% per annum. Additionally, the loss on retirement or conversion of convertible notes was $19.2 million higher than the prior year primarily due to the exchange and retirement transactions on our 2023 Notes.

Income Taxes

Income tax expense for the year ended December 31, 2011, was $108.0 million, which resulted primarily from applying the federal statutory income tax rate to operating income. Income tax expense for the year ended December 31, 2010, was $58.5 million, which resulted primarily from applying the federal statutory income tax rate to operating income and adjusting for a portion of the loss on the retirement or conversion of our 2023 Notes that was not tax deductible. Income tax expense for the year ended December 31, 2009, was $90.6 million, which resulted primarily from applying the federal statutory income tax rate to operating income less an adjustment to re-establish net operating loss carryforwards and certain other adjustments. We no longer pay state income taxes because we moved our operations from California to Nevada in December 2008 and Nevada does not impose a corporate income tax.

During the year ended December 31, 2011, we recorded a $0.5 million increase in our liability for interest and penalties associated with uncertain tax positions. The future impact of the unrecognized tax benefit of $23.6 million, if recognized, comprises $12.7 million which would affect the effective tax rate and $10.9 million which would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $0.5 million during the year ended December 31, 2011, and decreased income tax expense by $26,000, and $0.4 million during the years ended December 31, 2010 and 2009, respectively. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

As of December 31, 2011, we had deferred tax assets in excess of our deferred tax liabilities of approximately $21.5 million. We recorded a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2011, we had a valuation allowance of $10.9 million, primarily related to net operating loss carry forwards and research and development tax credits.

Net Income per Share

Net income per share for the years ended December 31, 2011, 2010 and 2009, was:

	Year Ended December 31,
	2011	2010	2009
Net income per basic share	$1.43	$0.73	$1.59
Net income per diluted share	$1.15	$0.54	$1.07

Non-GAAP Net Income per Share

We are presenting net income per share in conformance with GAAP and also on a non-GAAP basis for the years ended December 31, 2011, 2010 and 2009, because we believe that this non-GAAP information gives investors an additional way to review profitability taken in conjunction with the Company’s GAAP financial statements. For example, we had a significant litigation settlement in 2010 and convertible debt retirements and conversions in the three years presented that affect comparability between the years. We do not use these non-GAAP measures for any other purpose, such as compensation determination. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. The effect of the non-GAAP adjustments to net income per share:

•	Increases net income per diluted share from $1.15 to $1.17 for the year ended December 31, 2011;

•	Increases net income per diluted share from $0.54 to $0.97 for the year ended December 31, 2010; and

•	Decreases net income per diluted share from $1.07 to $1.06 for the year ended December 31, 2009.

The adjustments comprise:

For the year ended December 31, 2011, we redeemed $133.5 million in aggregate principal of our 2012 Notes, at a redemption price of 100.29% of face value for aggregate consideration of $133.9 million plus interest of $1.0 million. This transaction resulted in a charge to non-operating expense, net, of $0.8 million, or $0.5 million net of tax. Additionally, in May 2011, we issued our May 2015 Notes, which in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, required us to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. For the year ended December 31, 2011, the additional interest expense attributable to using an implied borrowing rate of 7.5% rather than the stated coupon rate of 3.75% was $2.6 million, or $1.7 million net of tax.

For the year ended December 31, 2010, we recorded a $92.5 million, $60.1 million, net of tax, legal settlement related to a definitive settlement agreement with MedImmune. In addition, to limit the further dilution from our 2023 Notes, we exchanged an aggregate $61.6 million principal value of our 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of our 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. This exchange resulted in a charge to non-operating expense, net, of $1.2 million plus transaction fees of $1.2 million for an aggregate charge of $2.4 million which is not deductible for income tax purposes. We also repurchased at market prices an aggregate $84.2 million principal value of our 2023 Notes at an average premium of 19% to principal value for total consideration of $100.4 million in cash, plus accrued interest. Additionally, we exchanged $92.0 million in aggregate principal of our 2012 Notes for February 2015 Notes. In the aggregate, these transactions resulted in a charge to non-operating expense, net, of $17.6 million, $16.4 million net of tax.

During the year ended December 31, 2009, we repurchased $22.0 million principal value of our 2012 Notes, in two separate transactions, at a combined discount of approximately a 4.8% discount to principal value for total consideration of $21.0 million in cash plus accrued interest. We also repurchased $50.0 million principal value of our 2023 Notes at approximately a 2% discount to principal value for total consideration of $49.0 million in cash, plus accrued interest. In the aggregate, these transactions resulted in a gain of $1.5 million, $0.9 million net of tax.

Excluding the gain (loss) on the retirement or conversion of convertible notes, the non-cash interest expense on our May 2015 Notes, the 2010 MedImmune settlement and the tax effect of these transactions, non-GAAP net income per diluted share was:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Numerator
Net income	$199,389	$91,874	$189,660
Add back legal settlement expense	-	92,500	-
Deduct income tax benefit on legal settlement expense	-	(32,375)	-
Add back loss (gain) on retirement or conversion of convertible notes	766	17,648	(1,518)
Deduct income tax expense (benefits) on retirement or conversion of convertible notes	(268)	(1,217)	531
Amortization of debt discount on May 2015 Notes, net of $0.9 million estimated taxes	1,716	-	-
Non-GAAP net income	201,603	168,430	188,673
Add back interest expense for convertible notes, net of estimated tax	5,544	5,087	7,079
Non-GAAP income used to compute non-GAAP net income per diluted share	$207,147	$173,517	$195,752

Denominator
Shares used to compute net income per diluted share	177,441	178,801	184,400
Adjustment to shares issued to induce note conversion to common stock (1)	-	(73)	-
Shares used to compute non-GAAP net income per diluted share	177,441	178,728	184,400

Non-GAAP net income per diluted share	$1.17	$0.97	$1.06

(1)
The shares used to compute non-GAAP net income per diluted share amounts are the same as the shares used to compute GAAP net income per diluted share amounts, except the shares for the year ended December 31, 2010, non-GAAP net income per diluted share, exclude the weighted average effect of shares issued as an incentive to induce conversion of our 2023 Notes in August 2010.

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license related revenues, public and private placements of debt and equity securities and interest income on invested capital. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments in the aggregate of $227.9 million and $248.2 million at December 31, 2011 and 2010, respectively. The $20.3 million decrease was primarily attributable to payment of dividends of $83.8 million, repurchase of convertible notes of $133.9 million, including the $0.4 million incentive, repayment of our Non-recourse Notes of $110.9 million, and purchase of call options, including legal fees, of $20.8 million, offset by net cash provided by operating activities of $169.8 million, net proceeds from the issuance of our May 2015 Notes of $149.7 million and $10.9 million from the issuance of warrants. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expire in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. As such, we are pursuing the acquisition of new royalty generating assets if such royalty assets can be acquired on terms that allow us to increase the return to stockholders.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company and paying dividends. On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

Convertible Notes

May 2015 Notes

In May 2011, we issued May 2015 Notes, with a principal amount of $155.3 million. Our May 2015 Notes are due May 1, 2015, and are convertible into 135.9607 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.36 per share, subject to further adjustment upon certain events including dividend payments. We pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Our May 2015 Notes are convertible under any of the following circumstances:

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

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after November 1, 2014.

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock.

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties entitling the Company to initially purchase up to 19.6 million shares of the Company’s common stock. In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $7.36 and $8.65, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $7.36, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.65, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.65. For example, a 10% increase in the share price above $8.65 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2011, the if-converted amount of our May 2015 Notes was less than the principal amount. Therefore, no purchased call options or warrants were exercised at December 31, 2011.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2011. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification. As of December 31, 2011, $155.3 million of our May 2015 Notes were outstanding.

Purchased Call Options

We paid an aggregate amount of $20.8 million to two hedge counterparties, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 21.1 million shares of our common stock at a strike price of approximately $7.36, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

Warrants

We received an aggregate amount of $10.9 million from the two hedge counterparties for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $8.65 per share, subject to additional anti-dilution and certain other customary adjustments. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the volume weighted average share price (VWAP) of our common stock, as defined in the warrants , exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

February 2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of our 2012 Notes in separate, privately negotiated transactions with the note holders. In the exchange transactions, the note holders received $92.0 million in aggregate principal of our February 2015 Notes. As part of the transaction, the Company also placed an additional $88.0 million in aggregate principal of our February 2015 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 155.396 shares of common stock per $1,000 principal amount or $6.44 per share of common stock, subject to further adjustment in certain events including dividend payments. Interest on our February 2015 Notes is payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of our February 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2011, $180.0 million of our February 2015 Notes were outstanding.

Series 2012 Notes

In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount, representing approximately 93.9%, of our February 2015 Notes, for approximately $169.0 million aggregate principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Like our May 2015 Notes, our Series 2012 Notes net share settle. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Our Series 2012 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2012. The initial conversion rate for our Series 2012 Notes is 155.396 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $6.44 per share of common stock. Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock.

The terms of our Series 2012 Notes are governed by the Indenture, dated as of January 5, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. A summary of the terms of our Series 2012 Notes is contained in, and a copy of the governing Indenture has been filed as an exhibit to, the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2012.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties (the Genentech Royalties) from sales of Genentech Products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our Non-recourse Notes due March 15, 2015, bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, are the sole source of payment of principal and interest on our Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. Our Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. The amount of quarterly repayment of the principal of our Non-recourse Notes will vary based upon the amount of future quarterly Genentech Royalties received. As of December 31, 2011, $93.4 million in aggregate principal of our Non-recourse Notes was outstanding. The anticipated final repayment date of our Non-recourse Notes is September 2012.

2012 Notes Retirement

In February 2005, we issued our 2012 Notes due February 15, 2012, with a principal amount of $250.0 million. In 2009, we repurchased $22.0 million in aggregate face value of our 2012 Notes, at an average discount of 4.8% from face value in open market transactions for aggregate consideration of $21.0 million in cash, plus accrued but unpaid interest. In November 2010, we exchanged $92.0 million aggregate principal of our 2012 Notes in separate, privately negotiated transactions with the note holders. In the exchange transactions, the note holders received $92.0 million in aggregate principal of new February 2015 Notes. In December 2010, we repurchased $2.5 million of 2012 Notes in the open market at a discount of 0.5% to principal value, for aggregate consideration of $2.5 million in cash, plus accrued but unpaid interest. In June 2011, we redeemed the final $133.5 million aggregate principal outstanding for aggregate consideration of $133.9 million plus $1.0 million interest. As of December 31, 2011, our 2012 Notes were fully retired.

2023 Notes Retirement

In July 2003, we issued our 2023 Notes due August 16, 2023, with a principal amount of $250.0 million. In 2009, we repurchased an aggregate of $50.0 million principal value of our 2023 Notes, at a discount of 2.0% from principal value in open market transactions for aggregate consideration of $49.0 million in cash, plus accrued interest. During the three months ended June 30, 2010, we repurchased an aggregate of $84.2 million principal value of our 2023 Notes, in the open market at a premium of 19% to principal value for aggregate consideration of $100.4 million in cash, plus accrued interest. In August 2010, we exchanged an aggregate of $61.6 million principal value of our 2023 Notes in privately negotiated transactions with institutional holders for consideration consisting of the issuance of the number of shares of common stock convertible per the terms of our 2023 Notes plus three additional shares per $1,000 in principal for a total of 11.1 million shares. Subsequent to the exchange transaction, we issued a redemption notice for the remaining principal outstanding after the exchange transaction of $54.3 million. Under the redemption notice, $50.1 million of the outstanding principal was converted to 8.9 million shares of common stock and $4.2 million was redeemed for cash. As of December 31, 2010, our 2023 Notes were fully retired.

Contractual Obligations

As of December 31, 2011, our contractual obligations consisted primarily of our May 2015 Notes, our February 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $428.6 million in principal. Our May 2015 Notes and our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount, representing approximately 93.9%, of our February 2015 Notes, for approximately $169.0 million aggregate principal amount of new Series 2012 Notes. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Like our May 2015 Notes, our Series 2012 Notes net share settle.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our May 2015 Notes, our February 2015 Notes and our Series 2012 Notes. Also our debt service obligations in 2012 include our Non-recourse-Notes, which we expect will be fully retired in the third quarter of 2012. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

	Payments Due by Period
	Less Than			More than
(In thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
Operating leases (1)	$176	$83	$-	$-	$259
Convertible notes (2)	10,997	21,994	337,837	-	370,828
Non-recourse notes (3)	98,249	-	-	-	98,249
Total contractual obligations	$109,422	$22,077	$337,837	$-	$469,336

(1)	Amounts represent the lease for our headquarters in Incline Village and operating leases for office equipment.
(2)	Amounts represent principal and cash interest payments due on the convertible notes.
(3)
Amounts represent principal and cash interest payments due on the Non-recourse Notes, and are based on anticipated future royalties to be received from Genentech with the anticipated final payment date in September 2012.

Lease Guarantee

In connection with the Spin-Off of Facet we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $110.8 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2011, and 2010, related to this guarantee.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, approximately $35 million is based on sales in currencies other than the U.S. dollar. If the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in that current quarter sales, assuming that the currency risk in such forecasted sales was not hedged.

We hedge Eurodollar risk exposures related to our licensees’ product sales with Eurodollar contracts. In general, these contracts are intended to offset the underlying Eurodollar market risk in our royalty revenues. In January and May 2010, we entered into a series of Eurodollar contracts covering the quarters in which our licensees’ sales occur through December 2012. We did not have Eurodollar contracts prior to 2010. We have designated the Eurodollar contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our Eurodollar contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings. The following table summarizes the notional amounts, Eurodollar exchange rates and fair values of our outstanding Eurodollar contracts designated as hedges at December 31, 2011 and 2010:

			December 31, 2011		December 31, 2010
Eurodollar Forward Contracts			(in thousands)		(in thousands)

Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.400	Sell Eurodollar	$25,150	$1,837	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(9,783)	117,941	(12,810)
Total			$143,091	$(7,946)	$255,120	$(6,070)

Eurodollar Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.510	Purchased call option	$27,126	$-	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	5,001	129,244	10,251
Total			$156,370	$5,001	$277,201	$11,023

On January, 26, 2012, we restructured our 2012 Eurodollar option contract into a forward contract, which allowed us to hedge our royalties at a rate more favorable than the rate that was insured by the option contract. With the restructure, we were able to improve the minimum rate at which we will recognize hedged Euro based royalties for 2012 by $0.03 (from $1.20 to $1.23). On the same date we executed new forward contracts to hedge our 2013 Euro based royalties. For the projected 2013 royalties hedged, we will recognize revenue at $1.30.

Interest Rate Risk

Our investment portfolio was approximately $224.8 million at December 31, 2011, and $242.5 million at December 31, 2010, and consisted of investments in Rule 2a-7 money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $347.6 million at December 31, 2011 and $324.4 million at December 31, 2010, based on available pricing information. At December 31, 2011, our convertible notes consisted of our May 2015 Notes, with a fixed interest rate of 3.75% and our February 2015 Notes, with a fixed interest rate of 2.875%. At December 31, 2010, our convertible notes consisted of our 2012 Notes, with a fixed interest rate of 2.00% and our February 2015 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The aggregate fair value of our Non-recourse Notes was estimated to be $95.2 million at December 31, 2011, and $208.4 million at December 31, 2010, based on available pricing information. Our Non-recourse Notes bear interest at a fixed rate of 10.25% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates.

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

(In thousands)	2012	2013	2014	2015		Thereafter	Total	Fair Value
Convertible notes
Fixed Rate	$-	$-	$-	$335,250		$-	$335,250	$347,598	(1)
Average Interest Rate	3.28%	3.28%	3.28%	3.28%	%	0.00%

Non-recourse notes
Fixed Rate	$93,370	$-	$-	$-		$-	$93,370	$95,237	(2)
Average Interest Rate	10.25%	0.00%	0.00%	0.00%	%	0.00%

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at December 31, 2011.

(2)
The fair value of our Non-recourse Notes at December 31, 2011, was estimated based on the trading value of the Non-recourse notes at December 31, 2011. Repayment of our Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$168,544	$211,574
Short-term investments	42,301	34,658
Receivables from licensees	600	469
Deferred tax assets	10,054	19,902
Prepaid and other current assets	12,014	18,060
Total current assets	233,513	284,663

Property and equipment, net	22	80
Long-term investments	17,101	1,997
Long-term deferred tax assets	11,481	22,620
Other assets	7,354	7,306
Total assets	$269,471	$316,666

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$528	$2,540
Accrued legal settlement	27,500	65,000
Accrued liabilities	11,609	7,204
Current portion of non-recourse notes payable	93,370	119,247
Total current liabilities	133,007	193,991

Convertible notes payable	316,615	310,428
Non-recourse notes payable	-	85,023
Other long-term liabilities	24,122	51,406
Total liabilities	473,744	640,848

Commitments and contingencies (Note 11)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,680 and 139,640 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,397	1,396
Additional paid-in capital	(161,750)	(87,373)
Accumulated other comprehensive income (loss)	(1,885)	3,219
Accumulated deficit	(42,035)	(241,424)
Total stockholders' deficit	(204,273)	(324,182)
Total liabilities and stockholders' deficit	$269,471	$316,666

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Royalties	$351,641	$343,475	$305,049
License and other	10,400	1,500	13,135
Total revenues	362,041	344,975	318,184

Operating expenses:
General and administrative	18,338	41,396	21,064
Legal settlement	-	92,500	-
Total operating expenses	18,338	133,896	21,064
Operating income	343,703	211,079	297,120

Non-operating expense, net
Gain (loss) on retirement or conversion of convertible notes	(766)	(17,648)	1,518
Interest and other income, net	593	468	1,004
Interest expense	(36,102)	(43,529)	(19,357)
Total non-operating expense, net	(36,275)	(60,709)	(16,835)

Income before income taxes	307,428	150,370	280,285
Income tax expense	108,039	58,496	90,625
Net income	$199,389	$91,874	$189,660

Net income per share
Basic	$1.43	$0.73	$1.59
Diluted	$1.15	$0.54	$1.07

Weighted average shares outstanding
Basic	139,663	126,578	119,402
Diluted	177,441	178,801	184,400

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$199,389	$91,874	$189,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	5,386	1,682	2,159
Amortization of non-recourse notes offering costs	4,533	7,238	1,256
Other amortization and depreciation expense	1,405	330	991
Loss (gain) on retirement or conversion of convertible notes	766	17,648	(1,518)
Stock-based compensation expense	387	662	821
Tax benefit (expense) from stock-based compensation arrangements	(120)	12,818	64,140
Net excess tax benefit from stock-based compensation	-	(12,924)	(70,610)
Deferred income taxes	31,217	(5,677)	10,242
Changes in assets and liabilities:
Receivables from licensees	(131)	581	12,450
Prepaid and other current assets	(199)	1,445	(4,903)
Other assets	(6,639)	182	-
Accounts payable	(2,012)	2,170	(1,347)
Accrued legal settlement	(37,500)	65,000	-
Accrued liabilities	239	(26,229)	(16,387)
Other long-term liabilities	(26,939)	27,500	-
Net cash provided by operating activities	169,782	184,300	186,954
Cash flows from investing activities
Purchases of investments	(74,744)	(46,668)	-
Maturities of investments	50,696	9,772	15,000
Purchase of property and equipment	-	-	(39)
Release of restricted cash	-	-	3,469
Net cash provided by (used in) investing activities	(24,048)	(36,896)	18,430
Cash flows from financing activities
Retirement of convertible notes	(133,851)	(108,247)	(69,953)
Repayment of non-recourse notes	(110,900)	(95,730)	-
Net proceeds from the issuance of convertible notes	149,712	82,039	-
Net proceeds from the issuance of non-recourse notes	-	-	285,746
Purchase of call options	(20,765)	-	-
Proceeds from issue of warrants	10,868	-	-
Cash dividends paid	(83,828)	(130,043)	(319,020)
Excess tax benefit from stock-based compensation	-	12,924	70,610
Proceeds from issuance of common stock, net of cancellations	-	-	1,402
Net cash used in financing activities	(188,764)	(239,057)	(31,215)
Net increase (decrease) in cash and cash equivalents	(43,030)	(91,653)	174,169
Cash and cash equivalents at beginning of the year	211,574	303,227	129,058
Cash and cash equivalents at end the year	$168,544	$211,574	$303,227

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental cash flow information
Cash paid for income taxes	$83,000	$69,000	$29,258
Cash paid for interest	$25,627	$40,622	$11,552

Supplemental disclosures of non-cash financing activities
Conversion of convertible notes	$-	$111,680	$-

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2008	119,304,566	$1,193	$169,196	$(522,958)	$-	$(352,569)

Issuance of common stock under employee benefit plans, net	218,319	2	1,400	-	-	1,402
Stock-based compensation expense for employees	-	-	773	-	-	773
Stock-based compensation expense for consultants	-	-	48	-	-	48
Tax benefit from employee stock options	-	-	64,140	-	-	64,140
Dividends declared	-	-	(319,407)	-	-	(319,407)
Net income and comprehensive income	-	-	-	189,660	-	189,660
Balance at December 31, 2009	119,522,885	1,195	(83,850)	(333,298)	-	(415,953)

Issuance of common stock for convertible debt	19,969,069	200	112,675	-	-	112,875
Issuance of common stock under employee benefit plans, net	148,198	1	(1)	-	-	-
Stock-based compensation expense for employees	-	-	662	-	-	662
Tax benefit from employee stock options	-	-	12,818	-	-	12,818
Dividends declared	-	-	(129,677)	-	-	(129,677)
Comprehensive income:
Net income	-	-	-	91,874	-	91,874
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	-	-	-	-	(1)	(1)
Change in unrealized gains on cash flow hedges, net of tax	-	-	-	-	3,220	3,220
Total comprehensive income						95,093
Balance at December 31, 2010	139,640,152	1,396	(87,373)	(241,424)	3,219	(324,182)

Issuance of common stock under employee benefit plans, net	39,600	1	-	-	-	1
Issuance of convertible debt	-	-	11,870	-	-	11,870
Purchase of purchased call options, net of tax	-	-	(13,522)	-	-	(13,522)
Proceeds from the sale of warrants	-	-	10,868	-	-	10,868
Stock-based compensation expense	-	-	387	-	-	387
Tax expense from stock options	-	-	(120)	-	-	(120)
Dividends declared	-	-	(83,860)	-	-	(83,860)
Comprehensive income:
Net income	-	-	-	199,389	-	199,389
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	-	-	-	-	30	30
Changes in unrealized gains and losses on cash flow hedges, net of tax	-	-	-	-	(5,134)	(5,134)
Total comprehensive income						194,285
Balance at December 31, 2011	139,679,752	$1,397	$(161,750)	$(42,035)	$(1,885)	$(204,273)

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Organization and Business

PDL BioPharma Inc. (we, us, our, PDL and the Company) pioneered humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases. Today, PDL is focused on intellectual property asset management, investing in new royalty bearing assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We have also entered into licensing agreements under which we have licensed certain rights for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

In the year ended December 31, 2011, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States. In the years ended December 31, 2011, 2010 and 2009, we received approximately $351.6 million, $343.5 million and $305.0 million, respectively, of royalty revenues under license agreements.

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

We have also entered into licensing agreements under which we have licensed certain rights under our patents for development-stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off (the Spin-Off) to Facet Biotech Corporation (Facet). In April 2010, Abbott Laboratories (Abbott) acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and under the rules and regulations of the Securities and Exchange Commission (SEC).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, QHP Royalty Sub LLC (QHP). All material intercompany balances and transactions are eliminated in consolidation. We prepare our consolidated financial statements in accordance with the SEC and GAAP and include all adjustments of a normal recurring nature that are necessary to fairly present our consolidated results of operations, financial position and cash flows for all periods presented.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Disclosures

We are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. Our chief operating decision-maker consists of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide or aggregate basis. As of December 31, 2011, we operated as one segment. Our operations and facilities are located in Incline Village, Nevada.

Cash Equivalents and Investments

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents and investments with high credit quality financial institutions and in U.S. government securities, U.S. government agency securities and investment grade corporate debt securities and, by policy, limit the amount of credit exposure in any one financial instrument. Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). See Note 5.

Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or we paid to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one the following three categories:

Level 1 – based on quoted market prices in active markets for identical assets and liabilities;

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market based inputs or unobservable market based inputs corroborated by market data, and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable. As of December 31, 2011 and 2010, we had no Level 3 assets or liabilities.

We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

Foreign Currency Hedging

We hedge certain Eurodollar currency exposures related to our licensees’ product sales with Eurodollar forward contracts and Eurodollar option contracts (collectively, Eurodollar contracts). In general, these contracts are intended to offset the underlying Eurodollar market risk in our royalty revenues. Our exposure to credit risk from these contracts is a function of foreign currency exchange rates and, therefore, varies over time. We transact with major banks to limit the credit risk that our counterparty may be unable to perform and monitor the exposure in the context of current market conditions. We mitigate the risk of loss by entering into a netting agreement with our counterparty that provides for aggregate net settlement of all of the Eurodollar contracts should our counterparty default on the contracts prior to contract settlement. Therefore, our overall risk of loss in the event of counterparty default is limited to the net amount of any unrecognized gains or losses on outstanding contracts at the date of default. We do not enter into speculative foreign currency transactions. We have designated the Eurodollar contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss on the effective component of our Eurodollar contracts, net of estimated taxes, is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction, royalty revenue, impacts earnings.

Revenue Recognition

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which we receive payment from our licensees.

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income adjusted for other comprehensive income (loss), which includes the changes in unrealized gains and losses on Eurodollar contracts and changes in unrealized gains and losses on our investments in available-for-sale securities, if any, which are excluded from our net income. The components and accumulated balances of comprehensive income (loss) were:

•	Unrealized gains and losses on cash flow hedges, net of tax, were $(1.9) million at December 31, 2011, $3.2 million at December 31, 2010, and zero at December 31, 2009.

•	Unrealized gains and losses on investments in available-for-sale securities, net of tax, were $29,000 at December 31, 2011, $(1,000) at December 31, 2010, and zero at December 31, 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of asset life or term of lease
Computer and office equipment	3 years
Furniture and fixtures	7 years

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting standard update (ASU) 2011-05, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update requires presentation for items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. Additionally, this ASU includes a new requirement to show reclassification adjustments from other comprehensive income to net income on the face of the statement. Except for, the new requirement to show reclassification adjustments from other comprehensive income to income on the face of the income statement, this guidance is required for our first quarter of 2012 with retrospective application also required. We do not expect this guidance to have a material impact on our financial statements.

3. Net Income per Share

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), and our 2.75% Convertible Subordinated Notes due August 16, 2023 (2023 Notes), on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. Our 2023 Notes were fully retired as of September 14, 2010. Our 2012 Notes were fully retired as of June 30, 2011.

 The computation for net income per basic and diluted share was:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Numerator
Net income	$199,389	$91,874	$189,660
Add back interest expense for convertible notes, net of estimated tax of $3.0 million, $2.7 million, and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively (see Note 12)	5,544	5,087	7,079
Income used to compute net income per diluted share	$204,933	$96,961	$196,739

Denominator
Total weighted-average shares used to compute net income per basic share	139,663	126,578	119,402
Effect of dilutive stock options	13	9	18
Restricted stock outstanding	25	103	42
Assumed conversion of 2012 notes	9,790	29,870	28,809
Assumed conversion of February 2015 notes	27,950	4,229	-
Assumed conversion of 2023 notes	-	18,012	36,129
Shares used to compute net income per diluted share	177,441	178,801	184,400

We excluded 0.2 million, 0.3 million, and 2.5 million of outstanding stock options from our net income per diluted share calculations for the years ended December 31, 2011, 2010 and 2009, respectively, because the option exercise prices were greater than the average market prices of our common stock during these periods; therefore, their effect was anti-dilutive.

In May 2011, we issued 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes). If converted, the principal amount of our May 2015 Notes will be settled in cash and the difference between the conversion value and the principal amounts will be settled in shares of the Company’s common stock. For the year ended December 31, 2011, we excluded a weighted average of 13.3 million shares of potential dilution for our May 2015 Notes and a weighted average of 13.3 million shares of potential dilution for our warrants because the conversion price and exercise price exceeded the average market price of our common stock and were therefore anti-dilutive. These securities could be dilutive in future periods. In addition, we excluded a weighted average of (13.3) million shares for our purchased call options because they will always be anti-dilutive, therefore, will have no effect on diluted net income per share.

For information related to the conversion rates on our convertible debt, see Note 12.

 4. Fair Value Measurements

Assets and liabilities recorded at fair value, by classification category by level of input within the fair value hierarchy defined in Note 2, Summary of Significant Accounting Policies:

	December 31, 2011			December 31, 2010
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$163,368	$-	$163,368	$203,318	$-	$203,318
Corporate debt securities	-	44,877	44,877	20,434	-	20,434
Commercial paper	-	8,996	8,996	-	7,998	7,998
U.S. government sponsored agency bonds	2,015	-	2,015	8,725	-	8,725
U.S. treasury securities	5,513	-	5,513	1,997	-	1,997
Foreign currency hedge contracts	-	6,838	6,838	-	17,763	17,763
Total	$170,896	$60,711	$231,607	$234,474	$25,761	$260,235

Liabilities:
Foreign currency hedge contracts	$-	$9,783	$9,783	$-	$12,810	$12,810

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Corporate debt securities consist primarily of U.S. Corporate bonds. The fair value of corporate debt securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation. No corporate debt securities had been moved from Level 1 inputs to Level 2 inputs at December 31, 2011, as compared to December 31, 2010.

The fair value of commercial paper is estimated based on observable inputs of the comparable securities.

We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

5. Cash Equivalents and Investments

As of December 31, 2011 and 2010, we had invested our excess cash balances primarily in money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ deficit, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at December 31, 2011 and 2010, is presented below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
December 31, 2011:
Money market funds	$163,368	$-	$-	$163,368
Corporate debt securities	44,863	57	(43)	44,877
Commercial paper	8,997	-	(1)	8,996
U.S. government sponsored agency bonds	2,003	12	-	2,015
U.S. treasury securities	5,494	19	-	5,513
Total	$224,725	$88	$(44)	$224,769

December 31, 2010:
Money market funds	$203,318	$-	$-	$203,318
Corporate debt securities	20,437	2	(5)	20,434
Commercial paper	7,998	-	-	7,998
U.S. government sponsored agency bonds	8,727	-	(2)	8,725
U.S. treasury securities	1,994	3	-	1,997
Total	$242,474	$5	$(7)	$242,472

	December 31,
	2011	2010
Classification on Consolidated Balance Sheets:
Cash equivalents	$165,367	$205,817
Short-term investments	42,301	34,658
Long-term investments	17,101	1,997
Total	$224,769	$242,472

We did not recognize any gains or losses on sales of available-for-sale securities during 2011, 2010 and 2009.

A summary of our portfolio of available-for-sale debt securities by contractual maturity at December 31, 2011 and 2010, is presented below:

Available-For-Sale Debt Securities by Contractual Maturity	December 31, 2011		December 31, 2010
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$44,262	$44,300	$37,162	$37,157
Greater than one year but less than five years	17,095	17,101	1,994	1,997
Total	$61,357	$61,401	$39,156	$39,154

The unrealized loss on investments included in other comprehensive income (loss), net of estimated taxes, was approximately $29,000 as of December 31, 2011, and $1,000 as of December 31, 2010. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2011, because we do not intend to sell these securities and it is more likely than not that we will hold these securities until the recovery of their amortized cost basis.

6. Foreign Currency Hedging

Our licensees operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Eurodollar. In order to manage the risk related to changes in foreign currency exchange rates, we entered into a series of Eurodollar contracts covering the quarters in which our licensees’ sales occur through December 2012. Our Eurodollar contracts used to hedge royalty revenues based on underlying Eurodollar sales are designated as cash flow hedges.

The following tables summarize the notional amounts, Eurodollar exchange rates, fair values of our open Eurodollar contracts designated as cash flow hedges and their location on the Consolidated Balance Sheet:

			December 31, 2011		December 31, 2010
Eurodollar Forward Contracts			(in thousands)		(in thousands)

Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.400	Sell Eurodollar	$25,150	$1,837	$137,179	$6,740
Eurodollar	1.200	Sell Eurodollar	117,941	(9,783)	117,941	(12,810)
Total			$143,091	$(7,946)	$255,120	$(6,070)

Eurodollar Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar	1.510	Purchased call option	$27,126	$-	$147,957	$772
Eurodollar	1.315	Purchased call option	129,244	5,001	129,244	10,251
Total			$156,370	$5,001	$277,201	$11,023

		Fair Value (In thousands)
Cash Flow Hedge	Location	December 31, 2011	December 31, 2010
Eurodollar contracts, net	Prepaid and other current assets	$1,837	$5,946
Eurodollar contracts, net	Accrued liabilities	4,134	-
Eurodollar contracts, net	Other long-term liabilities	648	993

Eurodollar contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2011, the unrealized net loss on the effective component of our Eurodollar contracts included in other comprehensive income (loss), net of estimated taxes, was $(1.9) million. As of December 31, 2010, the unrealized net gain on the effective component of our Eurodollar contracts included in other comprehensive income (loss), net of estimated taxes, was $3.2 million. There ineffective component of our foreign currency exchange contracts for the year ended December 31, 2011, was $18,874 and there was no ineffectiveness for the year ended December 30, 2010.

For the years ended December 31, 2011 and 2010, we recognized $1.0 million and $5.2 million in royalty revenues from foreign currency exchange contracts, respectively. Approximately $1.2 million, net of tax, is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months. We did not have foreign currency exchange contracts prior to 2010.

7. Prepaid and Other Current Assets

	December 31,
(In thousands)	2011	2010
Non-recourse Notes issuance costs	$1,226	$3,362
Foreign currency exchange	1,837	5,946
Prepaid taxes	8,297	8,307
Other	654	445
Total	$12,014	$18,060

For further information about our Non-recourse Notes, see Note 12, Convertible Notes and Non-Recourse Notes.

8. Property and Equipment

	December 31,
(In thousands)	2011	2010
Leasehold improvements	$112	$112
Computer and office equipment	8,989	8,989
Furniture and fixtures	38	38
Total	9,139	9,139
Less accumulated depreciation and amortization	(9,117)	(9,059)
Property and equipment, net	$22	$80

9. Other Assets

	December 31,
(In thousands)	2011	2010

2012 Notes issuance costs	$-	$683
February 2015 Notes issuance costs	3,208	4,226
May 2015 Notes issuance costs	4,134	-
Non-recourse Notes issuance costs	-	2,397
Other	12	-
Total	$7,354	$7,306

For further information about our convertible notes and our Non-recourse Notes, see Note 12, Convertible Notes and Non-Recourse Notes.

10. Accrued Liabilities

	December 31,
(In thousands)	2011	2010

Compensation	$1,341	$349
Interest	3,351	2,794
Deferred revenue	1,713	1,713
Foreign currency hedge	4,134	-
Dividend payable	52	20
Other	1,018	2,328
Total	$11,609	$7,204

11. Commitments and Contingencies

Operating Leases

Current Facilities and Equipment

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2012. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, the future minimum operating lease payments were:

(In thousands)
2012	$176
2013	83
Total	$259

Contingencies

As permitted under Delaware law, under the terms of our bylaws, we have agreed to indemnify our directors and officers and, under the terms of indemnification agreements we have entered into, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions is minimal and, accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2011 and 2010.

12. Convertible Notes and Non-recourse Notes

Convertible and Non-recourse Notes activity for the year ended December 31, 2011, and fair value at December 31, 2011:

(In thousands)	2012 Notes	February 2015 Notes	May 2015 Notes	Non-recourse Notes	Total
Balance at December 31, 2010	$133,464	$176,964	$-	$204,270	$514,698
Issuance	-	-	136,313	-	136,313
Payment	-	-	-	(110,900)	(110,900)
Repurchase	(133,464)	-	-	-	(133,464)
Discount amortization	-	699	2,639	-	3,338
Balance at December 31, 2011	$-	$177,663	$138,952	$93,370	$409,985

Fair value (1)	$-	$191,475	$156,123	$95,237	$442,835

(1)	As of December 31, 2011, the fair value of the remaining payments under our convertible notes and Non-recourse Notes was estimated based on the trading value of our notes then outstanding.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes are due May 1, 2015, and are convertible into 135.9607 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.36 per share, subject to further adjustment upon certain events including dividend payments. We pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

Our May 2015 Notes are convertible under any of the following circumstances:

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

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after November 1, 2014.

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of December 31, 2011, the if-converted amount of our May 2015 Notes was less than the principal amount.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of December 31, 2011, the remaining discount amortization period is 3.3 years.

The carrying value and unamortized discount of our May 2015 Notes were:

(In thousands)	December 31, 2011
Principal amount of the May 2015 Notes	$155,250
Unamortized discount of liability component	(16,298)
Net carrying value of the May 2015 Notes	$138,952

Interest expense for our May 2015 Notes on the Consolidated Statements of Income was:

For the Period May 16 to
(In thousands)	December 31, 2011
Contractual coupon interest	$3,639
Amortization of debt issuance costs	727
Amortization of debt discount	2,639
Total	$7,005

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties entitling the Company to initially purchase up to 19.6 million shares of the Company’s common stock. In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $7.36 and $8.65, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $7.36, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.65, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.65. For example, a 10% increase in the share price above $8.65 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2011, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2011. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Purchased Call Options

We paid an aggregate amount of $20.8 million to two hedge counterparties, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 21.1 million shares of our common stock at a strike price of approximately $7.36, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

Warrants

We received an aggregate amount of $10.9 million from the two hedge counterparties for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $8.65 per share, subject to additional anti-dilution and certain other customary adjustments. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the volume weighted average share price of our common stock, as defined in the warrants (VWAP), exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

February 2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of our 2012 Notes in separate, privately negotiated transactions with the note holders. In the exchange transactions, the note holders received $92.0 million in aggregate principal of our February 2015 Notes, and we recorded a net gain of $1.1 million. As part of the transaction, we placed an additional $88.0 million in aggregate principal of our February 2015 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 155.396 shares of common stock per $1,000 principal amount, or $6.44 per share, subject to further adjustment in certain events including dividend payments. We pay interest on our February 2015 Notes semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Our February 2015 Notes issuance was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2011, our February 2015 Notes aggregate principal outstanding was $180.0 million.

As of December 31, 2011, our February 2015 Notes unamortized issuance costs, included as a component of Other assets on the Consolidated Balance Sheets, were $3.2 million. As of December 31, 2011, the unamortized discount on our February 2015 Notes was $2.3 million. The issuance cost and discount are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period of approximately 3.2 years.

In January and February 2012, we completed exchange transactions where we exchanged our February 2015 Notes for our new 2.875% Series 2012 Convertible Senior Notes due February 15, 2015 (Series 2012 Notes). For further information regarding the Series 2012 Notes, see Note 19.

2012 Notes Retirement

Our 2012 Notes of $133.5 million aggregate principal were fully retired at June 30, 2011, at a redemption price of 100.29% of principal for aggregate consideration of $133.9 million plus interest of $1.0 million. We recorded a net loss of $0.8 million from the redemption of the debt.

In 2010, we exchanged $92.0 million in aggregate principal of our 2012 Notes for February 2015 Notes. In addition, we repurchased $2.5 million aggregate principal value of our 2012 Notes at a discount of 0.5% to face value in an open market transaction for aggregate consideration of $2.5 million in cash, plus accrued interest. Also in 2010, certain holders of the 2012 Notes converted an aggregate of $10,000 principal of our 2010 Notes into 1,283 shares of common stock.

In 2009, the Company repurchased $22.0 million aggregate principal of our 2012 Notes, for aggregate consideration of $21.0 million in cash, plus accrued interest. We recorded a net gain of $0.8 million from the redemption of the debt.

2023 Notes Retirement

As of December 31, 2010, our 2023 Notes were fully retired. In 2010, $111.7 million aggregate principal of our 2023 Notes were converted into 20.0 million shares of common stock, and we recorded a $2.4 million loss on the induced conversion to shares of common stock. Additionally, $88.4 million aggregate principal of our 2023 Notes were redeemed for $104.6 million. In 2009, we repurchased $50.0 million aggregate principal of our 2023 Notes, for aggregate consideration of $49.0 million in cash, plus accrued interest and recorded a net gain of $0.7 million.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products (the Genentech Royalties) including Avastin®, Herceptin®, Lucentis®, Xolair® and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our QHP PhaRMASM Senior Secured Notes due 2015 (Non-recourse Notes) bear interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and under the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from our Non-recourse Notes issuance. Once all obligations on our Non-recourse Notes have been paid in full, including all other sums payable under the indenture, the indenture shall cease to be of further effect and all of the security interests in the collateral shall terminate, including the pledge by PDL to the trustee of its equity interest in QHP. At such point, there will be no further restrictions on the Genentech Royalties and PDL shall be free to either keep them in QHP, transfer them back to PDL or to further dispose or monetize them.

The Genentech Royalties and other payments, if any, that QHP will be entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, will be the sole source of payment of principal and interest on our Non-recourse Notes, which will be secured by a continuing security interest granted by QHP in its rights to receive payments under such agreements and all of its other assets and a pledge by PDL of its equity ownership interest in QHP. Our Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. As of December 31, 2011, the remaining principal balance was $93.4 million,

As of December 31, 2011, the remaining unamortized issuance costs were $1.2 million, and are included as a component of Prepaid and other current assets on the Consolidated Balance Sheets. These costs are being amortized to interest expense using the effective interest method over the estimated repayment period, or approximately three years.

As of December 31, 2011, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

As of December 31, 2011, the future minimum principal payments under our February 2015 Notes, our May 2015 Notes and our Non-recourse Notes were:

	February	May
	2015	2015	Non-recourse
(In thousands)	Notes	Notes	Notes (1)	Total
2012	$-	$-	$93,370	$93,370
2013	-	-	-	-
2014	-	-	-	-
2015	180,000	155,250	-	335,250
Total	$180,000	$155,250	$93,370	$428,620

(1)	Repayment of our Non-recourse Notes is based on anticipated future royalties to be received from Genentech and the anticipated final payment date is September 2012.

13. Other Long-Term Liabilities

	December 31,
(In thousands)	2011	2010
Accrued lease liability	$10,700	$10,700
Accrued legal settlement	-	27,500
Uncertain tax position	12,774	12,213
Foreign currency hedge	648	993
Total	$24,122	$51,406

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2011, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $110.8 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

As of December 31, 2011 and 2010, we had a liability of $10.7 million on our Consolidated Balance Sheets for the estimated fair value of this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

14. Stock-Based Compensation

We recognize compensation expense, using a fair-value based method, for costs associated with all share-based awards issued to our directors, employees and outside consultants under our stock plan. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Income.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in capital (APIC) pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption.

We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. We estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense was determined using the Black-Scholes option valuation model.

Stock-based compensation expense for directors and employees for the years ended December 31, 2011, 2010 and 2009, was $337,000, $662,000 and $773,000, respectively.

The stock-based compensation expense related to non-employees for the years ended December 31, 2011, 2010 and 2009, was $50,000, zero, and $48,000, respectively.

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and consultants.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2011, is:

			Total Shares of	Total Shares of
	Total Shares of	Total Shares of	Common Stock	Common Stock
	Common Stock	Common Stock	Subject to	Available for
Title of Plan	Authorized	Issued	Outstanding Awards	Grant
2005 Equity Incentive Plan(1)	5,200,000	490,143	-	4,709,857
2002 Outside Directors Stock Option Plan(2)	157,000	140,750	16,250	-
1999 Non-statutory Stock Option Plan(2)	5,075,707	4,966,183	109,524	-
1999 Stock Option Plan(2)	3,758,719	3,653,150	105,569	-

(1)	As of December 31, 2011, there were 136,507 shares of unvested restricted stock awards outstanding.
(2)	Plan terminated in 2009, subject to options outstanding under the plan.

Under our 2005 Equity Incentive Plan, we are authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards.

In 2009, our Compensation Committee terminated the 1991 Nonstatutory Stock Option Plan. Additionally our Compensation Committee terminated the 1999 Outside Director Stock Option Plan, the 1999 Nonstatutory Stock Option Plan and the 2002 Outside Directors Stock Option Plan, subject to any outstanding options. Also in June 2009, our stockholders approved amendments to the Company’s 2005 Equity Incentive Plan to expand persons eligible to participate in the plan to include our outside directors.

Stock Option Activity

A summary of our stock option activity is presented below:

	2011		2010		2009

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	shares	Exercise	shares	Exercise	shares	Exercise
	(in thousands)	Price	(in thousands)	Price	(in thousands)	Price
Outstanding at beginning of year	274	$17.25	1,564	$19.82	5,776	$18.04
Exercised	-	-	-	-	(213)	6.57
Forfeited	(43)	20.67	(1,290)	20.36	(3,999)	17.96
Outstanding at end of year	231	16.62	274	17.25	1,564	19.82
Exercisable at end of year	231	16.62	274	17.25	1,543	20.01

As of December 31, 2011, the aggregate intrinsic value of our outstanding and exercisable stock options was $45,000 and the weighted-average remaining contractual life was 2.33 years. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $6.20 on December 31, 2011, which would have been received by the option holders had option holders exercised their options as of that date. In connection with the Spin-Off of Facet in December 2008, we terminated substantially all employees. As a result, approximately 4 million options with an average exercise price of $17.96 were forfeited during the year ended December 31, 2009. All stock options were fully vested in 2010.

Additional information regarding our options exercised is set forth below:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash received	$-	$-	$1,402
Aggregate intrinsic value	$-	$-	$326

Restricted Stock

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock including, in some cases, the right to accrue dividends, and are held in escrow until the award vests. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized over the vesting period. Restricted stock awards typically vest over twelve to twenty-four months. In addition to service requirements, vesting of restricted stock awards, may be subject to the achievement of specified performance goals set by the Compensation Committee of the Company’s Board of Directors. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

A summary of our restricted stock activity is presented below:

	2011		2010		2009
	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	40	$5.05	148	$6.54	-	$-
Awards granted	155	6.15	40	5.05	159	6.54
Awards vested	(40)	5.05	(148)	6.54	(5)	6.43
Forfeited	(18)	6.59	-	-	(6)	6.66
Nonvested at end of year	137	6.09	40	5.05	148	6.54

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2011, 2010 and 2009, was $0.4 million, $0.6 million and $0.5 million, respectively. As of December 31, 2011, the aggregate intrinsic value of non-vested restricted stock was $0.8 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2011, was $0.5 million, excluding forfeitures, which we expect to recognize over a weighted-average period of ten months.

15. Cash Dividends

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

On February 25, 2011, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, which were paid on March 15, June 15, September 15 and December 15 of 2011 to stockholders of record on March 8, June 8, September 8 and December 8 of 2011, the record dates for each of the dividend payment dates, respectively. We paid $83.8 million in dividends in 2011.

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

16. Customer Concentration

The percentage of total revenue earned from licensees net sales, which individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2011	2010	2009
Licensees
Genentech, Inc. (Genentech)	86%	86%	71%
Elan Corporation, Plc (Elan)	12%	10%	9%
MedImmune, Inc. (MedImmune)	0%	0%	13%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2011	2010	2009
United States	$137,269	$130,070	$154,706
Europe	224,472	213,677	160,743
Other	300	1,228	2,735
Total revenues	$362,041	$344,975	$318,184

17. Income Taxes

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

	Year Ended December 31.
(In thousands)	2011	2010	2009
Current income tax expense
Federal	$83,569	$91,325	$87,402
State	1	11	(573)
Total current	83,570	91,336	86,829

Deferred income tax (benefit)	24,469	(32,840)	3,796
Total provision	$108,039	$58,496	$90,625

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Tax at U.S. statutory rate on income before income taxes	$107,600	$52,630	$98,100
Change in valuation allowance	-	296	4,891
State taxes	1	11	(573)
Net operating loss re-establishment	-	-	(9,174)
Non-deductible loss on retirement or conversion of convertible notes	-	4,960	-
Other	438	599	(2,619)
Total	$108,039	$58,496	$90,625

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$7,308	$7,930
Research and other tax credits	5,743	5,743
Intangible assets	7,403	8,952
Stock-based compensation	273	339
Reserves and accruals	10,087	32,541
Deferred revenue	600	599
Unrealized loss on foreign currency hedge contracts	1,031	-
Other	974	506
Total deferred tax assets	33,419	56,610
Valuation allowance	(10,930)	(10,930)
Total deferred tax assets, net of valuation allowances	22,489	45,680
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(954)	(1,079)
Unrealized gain on foreign currency hedge contracts	-	(2,079)
Total deferred tax liabilities	(954)	(3,158)
Net deferred tax assets	$21,535	$42,522

As of December 31, 2011 and 2010, we had federal net operating loss carryforwards of $42.9 million and $44.7 million, respectively. The federal net operating loss carryforwards will expire in the year 2023, if not used. In addition, as we moved our entire operations outside of California in 2008, it is unlikely that we will realize any future benefit from any state net operating loss and credit carryforwards. The net operating loss carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet. Instead, such unrecognized deferred tax benefits were accounted for as a credit to additional paid-in capital and were realized through a reduction in taxes payable.

Use of the federal net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before they are used. We have an annual limitation on the use of our federal operating losses of $1.8 million for each of the years ended December 31, 2012 to 2022, and $1.3 million for the year ended December 31, 2023. As of December 31, 2011, we estimate that at least $22.0 million of the $42.9 million of federal net operating loss carryforwards will expire prior to their use due to change of ownership provisions.

During the year ended December 31, 2011, we recorded no change in our liability associated with uncertain tax positions. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2011 and 2010 is:

	December 31,
(In thousands)	2011	2010
Balance at the beginning of the year	$23,061	$23,116
Expiration of statute of limitations for the assessment of taxes	-	(55)
Balance at the end of the year	$23,061	$23,061

The future impact of the unrecognized tax benefit of $23.1 million, if recognized, is as follows: $12.2 million would affect the effective tax rate and $10.9 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $0.5 million during the year ended December 31, 2011, and decreased income tax expense by $26,000 and $0.4 million during the years ended December 31, 2010 and 2009, respectively. In general, our income tax returns are subject to examination by U.S. federal, state, and local tax authorities for tax years 1995 forward. The IRS is currently examining our 2008 tax return. We are also currently under income tax examination in the state of California for tax years 2008 and 2009.

Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months.

18. Legal Proceedings

Resolution of Challenges against the Queen et al. Patents in the United States and Europe

MedImmune Settlement

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune, LLC (MedImmune) resolving all legal disputes with them, including those relating to MedImmune’s product Synagis® and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and an additional $27.5 million on February 9, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office (EPO) relating to the opposition against European Patent No. 0 451 216B (the ‘216B Patent) including the opposition owned by BioTransplant Incorporated (BioTransplant).

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB Pharma S.A. (UCB). Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark office (PTO) involving our U.S. Patent No. 5,585,089 patent (the ‘089 Patent) and our U.S. Patent No. 6.180.370 (the ‘370 Patent) in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent.

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

European Opposition to ‘216B Patent

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has cancelled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2011, approximately 33% of our royalty revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 33% of our royalty revenues for the year ended December 31, 2011. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

In November 2010, Genentech and Roche filed a motion to dismiss our complaint against them in which we seek to enforce our rights under the 2003 settlement agreement with Genentech. Genentech and Roche's motions to dismiss under Nevada Rule of Civil Procedure 12(b)(5) alleged that all of our claims for relief relating to the 2003 settlement agreement should be dismissed because the 2003 settlement agreement applies only to our U.S. patents. In addition, Roche filed a separate motion to dismiss our complaint under Nevada Rule of Civil Procedure 12(b)(2) on the ground that the Nevada court lacks personal jurisdiction over Roche. On July 7, 2011, the Second Judicial District Court of Nevada ruled in favor of us on the two motions to dismiss filed by Genentech and Roche. The court denied Genentech and Roche's motion to dismiss four of our five claims for relief and, further, denied Roche's separate motion to dismiss for lack of personal jurisdiction. The court dismissed one of our claims that Genentech committed a bad-faith breach of the covenant of good faith and fair dealing stating that, based on the current state of the pleadings, no "special relationship" had been established between Genentech and us as required under Nevada law. On November 1, 2011, the Nevada court issued an order accepting Roche’s stipulation of waiver to its personal jurisdiction defense. As a result of the order, Roche is foreclosed from reliance on lack of personal jurisdiction in defending against our claims.

On February 25, 2011, we reached a settlement with Novartis under which, among other things, we agreed to dismiss our claims against Novartis in the action in Nevada state court against Genentech, Roche and Novartis. Genentech and Roche continue to be parties to the Nevada suit.

19. Subsequent Event

In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount, representing approximately 93.9%, of our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), for approximately $169.0 million aggregate principal amount of new 2.875% Series 2012 Convertible Senior Notes due February 15, 2015 (Series 2012 Notes), plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Like our May 2015 Notes, our Series 2012 Notes net share settle. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Our Series 2012 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2012. The conversion rate for our new Series 2012 Notes is 155.396 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $6.44 per share of common stock.

20. Quarterly Financial Data (Unaudited)

	2011 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$72,808	$83,770	$122,127	$83,336
Net income	$38,942	$45,916	$69,986	$44,545
Net income per basic share	$0.28	$0.33	$0.50	$0.32
Net income per diluted share	$0.24	$0.28	$0.38	$0.25

	2010 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$76,129	$86,442	$120,343	$62,061
Net income	$(24,460)	$40,189	$50,138	$26,007
Net income per basic share	$(0.18)	$0.32	$0.42	$0.22
Net income per diluted share	$(0.18)	$0.24	$0.30	$0.15

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 23, 2012

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Vice President of Finance and Principal Accounting Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

PDL, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance and Principal Accounting Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We evaluated the effectiveness of our internal controls over financial reporting under the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2011.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 of PDL BioPharma, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 23, 2012

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM  10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM  15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Index to financial statements

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)	The financial statement schedules are omitted because the information is inapplicable or presented in our Consolidated Financial Statements or notes.

(3)	Index to Exhibits

Exhibit Number	Exhibit Title

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

4.4	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 9, 2010)

4.5	Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed July 29, 2011)

4.6	Supplemental Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2011)

4.7	Indenture between the Company and The Bank of New York Mellon, N.A., dated January 5, 2012 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 6, 2012)

*10.1	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.2	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.3	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)

*10.4	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.5	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.6	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.7	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.8	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)

*10.9	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

*10.10	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 14, 2005)

*10.11	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.12	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.13	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.14
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

*10.15	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)

*10.16	Offer Letter between the Company and John McLaughlin, dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

*10.17	Offer Letter between the Company and Christine Larson, dated December 15, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008)

10.18
Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.19
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

10.20
Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed
March 8, 2004)†

10.21
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009)

10.22
Amendment No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.23	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2011)†

10.24
Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd. (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009) †

*10.25	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

*10.26	Offer Letter between the Company and Karen Wilson, dated April 17, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2009)

10.27
Asset Purchase Agreement between the Company and EKR Therapeutics, Inc. dated February 4, 2008 and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q/A filed May 5, 2009)

10.28	Asset Purchase Agreement between the Company and GMN, Inc. dated February 21, 2008 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q/A filed May 5, 2009)

10.29	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 31, 2009)

10.30
Purchase and Sale Agreement, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 6, 2009)

10.31
Pledge and Security Agreement, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 6, 2009)

10.32	Bill of Sale, dated November 2, 2009 between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 6, 2009)

*10.33	Company 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2010)

10.34	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.35
Amended and Restated Patent Licensing master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.36
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.37
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.75% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed August 5, 2010)

10.38
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2010)

10.39
Form of Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2010)

10.40
Form of Exchange and Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 27, 2010)

*10.41	Offer Letter between the Company and Caroline Krumel, dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 25, 2011)

*10.42	Company 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2011)

*10.43	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

*10.44	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

*10.45	2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 29, 2011)

*10.46	Separation Agreement between the Company and Christine Larson, dated December 9, 2011

*10.47	Company 2013 Long-Term Incentive Plan

*10.48	Company 2012 Annual Bonus Plan

12.1	Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 5, 2009)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
John P. McLaughlin
President, Chief Executive Officer and Acting Chief Financial Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President, Chief Executive Officer, Acting Chief Financial Officer and Director	February 23, 2012
(John P. McLaughlin)	(Principal Executive Officer and Acting Principal Financial Officer)

/S/ CAROLINE KRUMEL	Vice President Finance (Principal Accounting Officer)	February 23, 2012
(Caroline Krumel)

/S/ FREDERICK FRANK	Director	February 23, 2012
(Frederick Frank)

/S/ JODY S. LINDELL	Director	February 23, 2012
(Jody S. Lindell)

/S/ PAUL W. SANDMAN	Director	February 23, 2012
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	February 23, 2012
(Harold E. Selick)