Form 10-Q
period 2012-03-31
PDL BIOPHARMA, INC.
filed 2012-05-03
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended March 31, 2012

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

As of April 26, 2012, there were 139,884,999 shares of the Registrant’s Common Stock outstanding.

PDL BIOPHARMA, INC.
2012 Form 10-Q

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Royalties	$77,344	$73,336
License and other	-	10,000
Total revenues	77,344	83,336

Operating expenses:
General and administrative	6,945	5,779
Operating income	70,399	77,557

Non-operating expense, net
Interest and other income, net	90	175
Interest expense	(8,700)	(9,154)
Total non-operating expense, net	(8,610)	(8,979)

Income before income taxes	61,789	68,578
Income tax expense	21,605	24,033
Net income	$40,184	$44,545

Net income per share
Basic	$0.29	$0.32
Diluted	$0.29	$0.25

Cash dividends declared per common share	$0.60	$0.60

Weighted average shares outstanding
Basic	139,680	139,640
Diluted	140,204	189,954

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$40,184	$44,545

Other comprehensive loss, net of tax
Unrealized gains (losses) on investments in available-for-sale securities	29	(25)
Unrealized losses on cash flow hedges	(6,677)	(7,784)
Total other comprehensive loss, net of tax	(6,648)	(7,809)
Comprehensive income	$33,536	$36,736

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$141,368	$168,544
Short-term investments	46,010	42,301
Receivables from licensees	-	600
Deferred tax assets	10,749	10,054
Prepaid and other current assets	8,073	12,014
Total current assets	206,200	233,513

Property and equipment, net	27	22
Long-term investments	5,134	17,101
Note receivable	7,426	-
Long-term deferred tax assets	6,646	11,481
Other assets	9,530	7,354
Total assets	$234,963	$269,471

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$471	$528
Accrued legal settlement	-	27,500
Accrued liabilities	79,639	11,609
Current portion of non-recourse notes payable	69,531	93,370
Total current liabilities	149,641	133,007

Convertible notes payable	302,241	316,615
Other long-term liabilities	26,861	24,122
Total liabilities	478,743	473,744

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,680 and 139,680 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,397	1,397
Additional paid-in capital	(234,793)	(161,750)
Accumulated other comprehensive loss	(8,533)	(1,885)
Accumulated deficit	(1,851)	(42,035)
Total stockholders' deficit	(243,780)	(204,273)
Total liabilities and stockholders' deficit	$234,963	$269,471

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$40,184	$44,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discounts and deferred issuance costs	3,668	2,044
Other amortization and depreciation expense	298	313
Stock-based compensation expense	204	50
Hedge ineffectiveness on foreign exchange contracts	84	-
Deferred taxes	1,961	2
Changes in assets and liabilities:
Receivables from licensees	600	319
Prepaid and other current assets	1,468	9,333
Other assets	(2,288)	(57)
Accounts payable	(57)	(2,254)
Accrued liabilities	985	(2,447)
Accrued legal settlement	(27,500)	(65,000)
Other long-term liabilities	(1,711)	-
Net cash provided by (used in) operating activities	17,896	(13,152)
Cash flows from investing activities
Purchases of investments	(5,993)	(48,313)
Maturities of investments	14,000	17,881
Note receivable	(7,425)	-
Acquisition of property and equipment	(8)	-
Net cash provided by (used in) investing activities	574	(30,432)
Cash flows from financing activities
Repayment of non-recourse notes	(23,839)	(20,311)
Payment of debt issuance costs	(845)	-
Cash dividends paid	(20,962)	(20,966)
Net cash used in financing activities	(45,646)	(41,277)
Net decrease in cash and cash equivalents	(27,176)	(84,861)
Cash and cash equivalents at beginning of the year	168,544	211,574
Cash and cash equivalents at end of period	$141,368	$126,713

	Three Month Ended March 31,
	2012	2011
Supplemental cash flow information
Cash paid for income taxes	$18,000	$14,000
Cash paid for interest	$4,980	$8,071

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) the management of PDL BioPharma, Inc. (the Company, PDL, we, us or our) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The Condensed Consolidated Balance Sheet at December 31, 2011, has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues, were:

		Three Months Ended March 31,
Licensee	Product Name	2012	2011
Genentech, Inc. (Genentech)	Avastin®	30%	27%
	Herceptin®	33%	30%
	Lucentis®	14%	11%

Elan Corporation, Plc (Elan)	Tysabri®	15%	12%

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Euro forward contracts as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and are disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive loss. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. The ineffective portion of the change in fair value of the hedge is recognized in the period it occurs as interest and other income, net. Ineffectiveness, if any, resulting from lower than forecasted Euro based royalties is reclassified from other comprehensive loss and charged against earnings.

Comprehensive Income

In accordance with the Financial Accounting Standards Board (FASB) accounting standard update (ASU) 2011-05, we have presented the components of other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income in our first quarter of 2012. Also in accordance with this ASU, we have applied this guidance retrospectively to all periods presented. The adoption of the guidance was a change to the presentation of other comprehensive income and had no effect on our condensed consolidated financial statements. See Note 13 for our accumulated other comprehensive loss.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 that requires new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. The ASU will be effective for our first quarter of 2013, but is not expected to have a material impact on our financial statements.

2. Net Income per Share

The computation for net income per basic and diluted share was:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Numerator
Net income	$40,184	$44,545
Add back interest expense for convertible notes, net of estimated tax of $15,000 and $686,000 for the three months ended March 31, 2012 and 2011, respectively (see Note 9)	27	1,275
Income used to compute net income per diluted share	$40,211	$45,820

Denominator
Total weighted-average shares used to compute net income per basic share	139,680	139,640
Restricted stock outstanding	68	27
Effect of dilutive stock options	15	-
Assumed conversion of Series 2012 Notes	315	-
Assumed conversion of 2012 Notes	-	19,282
Assumed conversion of February 2015 Notes	126	26,005
Weighted-average shares used to compute net income per diluted share	140,204	184,954

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our restricted stock awards, our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), our 2.875% Series 2012 Convertible Notes due February 15, 2015 (Series 2012 Notes), our 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes) and in 2011, our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense, net of tax, and the underlying shares using the if-converted method. Our 2012 Notes were fully retired as of June 30, 2011, and $179.0 million aggregate principal amount of our February 2015 Notes were exchanged for our Series 2012 Notes in the first quarter of 2012.

The weighted-average shares on our Series 2012 Notes include the assumed shares on the premium of the average market price over the conversion price as our Series 2012 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock.

We excluded 21.6 million shares of potential dilution for our May 2015 Notes and 18.4 million shares of potential dilution for our warrants because the conversion price and exercise price exceeded the average market price of our common stock. For the periods presented, no stock was issuable upon conversion; therefore, the May 2015 Notes have been excluded for purposes of computing net income per diluted share. These securities could be dilutive in future periods. In addition, we excluded (21.6) million shares for our purchased call options because they will always be anti-dilutive, therefore, will have no effect on diluted net income per share.

For further information related to our convertible notes, see Note 9.

We excluded 0.2 million and 0.3 million, of outstanding stock options from our net income per diluted share calculations for the three months ended March 31, 2012 and 2011, respectively, because their effect was anti-dilutive.

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

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market based inputs or unobservable market based inputs corroborated by market data; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable. As of March 31, 2012, and December 31, 2011, we had no Level 3 assets or liabilities.

The following table summarizes assets and liabilities recorded at fair value by classification category:

	March 31, 2012			December 31, 2011
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$131,984	$-	$131,984	$163,368	$-	$163,368
Corporate debt securities	-	37,629	37,629	-	44,877	44,877
Commercial paper	-	8,997	8,997	-	8,996	8,996
U.S. government sponsored agency bonds	2,011	-	2,011	2,015	-	2,015
U.S. treasury securities	5,507	-	5,507	5,513	-	5,513
Foreign currency hedge contracts	-	-	-	-	6,838	6,838
Total	$139,502	$46,626	$186,128	$170,896	$60,711	$231,607

Liabilities:
Foreign currency hedge contracts	$-	$13,300	$13,300	$-	$9,783	$9,783

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

The fair value of commercial paper is estimated based on observable inputs of the comparable securities.

The following table summarizes assets and liabilities that are not recorded at fair value by classification category:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2

Assets:
Note receivable	$7,426	$7,428	$-	$-

Liabilities:
Series 2012 Notes	$161,211	$199,138	$-	$-
May 2015 Notes	140,042	161,654	138,952	156,123
February 2015 Notes	988	1,113	177,663	191,475
Non-recourse Notes	69,531	70,922	93,370	95,237
Total	$371,772	$432,827	$409,985	$442,835

The fair value of our note receivable was valued using discounted cash flows incorporating expected payments and the interest rate extended on the note. These inputs are corroborated by market data that market participants use in pricing similar receivables.

The fair value of our convertible notes and our Non-recourse Notes, as defined herein, was based on quoted market pricing or dealer quotes of our notes then outstanding.

We do not estimate the fair value of our royalty assets for financial statement reporting purposes.

4. Cash Equivalents and Investments

As of March 31, 2012, and December 31, 2011, we had invested our excess cash balances primarily in money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive loss in stockholders’ deficit. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

A summary of our available-for-sale securities at March 31, 2012, and December 31, 2011, is presented below:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2012:
Money market funds	$131,984	$-	$-	$131,984
Corporate debt securities	37,560	70	(1)	37,629
Commercial paper	8,997	-	-	8,997
U.S. government sponsored agency bonds	2,002	9	-	2,011
U.S. treasury securities	5,496	11	-	5,507
Total	$186,039	$90	$(1)	$186,128

December 31, 2011:
Money market funds	$163,368	$-	$-	$163,368
Corporate debt securities	44,863	57	(43)	44,877
Commercial paper	8,997	-	(1)	8,996
U.S. government sponsored agency bonds	2,003	12	-	2,015
U.S. treasury securities	5,494	19	-	5,513
Total	$224,725	$88	$(44)	$224,769

Classification on Condensed Consolidated Balance Sheets:	March 31, 2012	December 31, 2011
(In thousands)
Cash equivalents	$134,984	$165,367
Short-term investments	46,010	42,301
Long-term investments	5,134	17,101
Total	$186,128	$224,769

We did not recognize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2012 and 2011, respectively.

A summary of our portfolio of available-for-sale debt securities by contractual maturity at March 31, 2012, and December 31, 2011, is presented below:

Available-For-Sale Debt Securities by Contractual Maturity	March 31, 2012		December 31, 2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$48,922	$49,010	$44,262	$44,300
Greater than one year but less than five years	5,133	5,134	17,095	17,101
Total	$54,055	$54,144	$61,357	$61,401

The net unrealized gain on investments, included in other comprehensive loss, net of tax, was approximately $58,000 as of March 31, 2012. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2012, because our investments in a loss position at March 31, 2012, were less than $1,000, net of tax.

5. Foreign Currency Hedging

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

The foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales are designated as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty.

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts at March 31, 2012, and Euro forward and option contracts at December 31, 2011, designated as cash flow hedges were:

Euro Forward Contracts			March 31, 2012		December 31, 2011
			(in thousands)		(in thousands)
Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.400	Sell Euro	$-	$-	$25,150	$1,837
Euro	1.200	Sell Euro	-	-	117,941	(9,783)
Euro	1.230	Sell Euro	120,889	(9,915)	-	-
Euro	1.300	Sell Euro	128,700	(3,385)	-	-
Total			$249,589	$(13,300)	$143,091	$(7,946)

Euro Option Contracts

Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.510	Purchased call option	$-	$-	$27,126	$-
Euro	1.315	Purchased call option	-	-	129,244	5,001
Total			$-	$-	$156,370	$5,001

The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were:

		Fair Value (In thousands)
Cash Flow Hedge	Location	March 31, 2012	December 31, 2011
Euro contracts	Prepaid and other current assets	$-	$1,837
Euro contracts	Accrued liabilities	9,915	4,134
Euro contracts	Other long-term liabilities	3,385	648

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
Net loss recognized in OCL, net of tax (1)	$5,482	$6,980
Gain reclassified from accumulated OCL into royalty revenue, net of tax (2)	1,195	804
Net loss recognized in interest and other income, net (3)	84	-
Amount excluded from effectiveness testing	-	-

(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive loss (OCL)
(2) Effective portion classified as royalty revenue
(3) Ineffective portion classified as interest and other income, net

For the three months ended March 31, 2012, we recognized a loss of approximately $55,000, net of tax, associated with the ineffectiveness of the modified 2012 foreign exchange hedge. There was no ineffectiveness related to forecasted transactions for the three months ended March 31, 2012 and 2011. Approximately $1.9 million, net of tax, is expected to be reclassified from other comprehensive loss against earnings in the next 12 months.

6. Note Receivable

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable. In addition to interest, the note gives PDL certain rights to negotiate for certain royalty assets. The note was recorded net of origination fees that are accreted to the note receivable as interest income using the interest method. The note bears interest at 10% per annum, with interest due semi-annually and final interest due at maturity together with the principal. The Company has not assigned a risk grade to the receivable or recorded an allowance for credit loss as PDL anticipates all payments will be received in full when due. No impairment has been recorded as the payments on the note are current. For fair value information related to our note receivable, see Note 3.

7. Accrued Liabilities

(In thousands)	March 31, 2012	December 31, 2011
Compensation	$1,027	$1,341
Interest payable	3,404	3,351
Deferred revenue	-	1,713
Foreign currency hedge	9,915	4,134
Dividend payable	63,029	52
Other	2,264	1,018
Total	$79,639	$11,609

8. Commitments and Contingencies

Legal Proceedings

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of F. Hoffmann-LaRoche Ltd. (Roche) and Novartis AG (Novartis), asserting that Avastin, Herceptin, Lucentis and Xolair (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 41% of our royalty revenues for the quarter ended March 31, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $108.2 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

As of March 31, 2012, and December 31, 2011, we had a liability of $10.7 million on our Condensed Consolidated Balance Sheets for the estimated fair value of this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

9. Convertible Notes and Non-recourse Notes

		Principal Balance	Carrying Value
Description	Maturity Date	Outstanding March 31, 2012	March 31, 2012	December 31, 2011
(In thousands)
May 2015 Notes	May 1, 2015	$155,250	$140,042	$138,952
Series 2012 Notes	February 15, 2015	179,000	161,211	-
February 2015 Notes	February 15, 2015	1,000	988	177,663
Non-recourse Notes	September 15, 2012	69,531	69,531	93,370
Total carrying value of debt			$371,772	$409,985

As of March 31, 2012, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately. For fair value information on our convertible notes and Non-recourse Notes, see Note 3.

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of our February 2015 Notes for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our Series 2012 Notes.

The terms of the Series 2012 Notes are governed by the indenture dated as of January 5, 2012 (Indenture) and include a net share settlement feature, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. The Series 2012 Notes may not be redeemed by the Company prior to their stated maturity date. Our Series 2012 Notes are due February 15, 2015 and bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. This is the same interest rate that we paid on the February 2015 Notes.

The initial conversion rate of the Series 2012 Notes was 155.396 shares of common stock per $1,000 principal amount, or approximately $6.44 per common share, subject to further adjustment upon certain events including dividend payments. Third party transaction costs of approximately $813,000 related to the exchange transactions have been recognized within general and administrative expense, of which $216,000 was recognized in the first quarter of 2012 and $597,000 was recognized during the year ended December 31, 2011.

Holders may convert their Series 2012 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Series 2012 Notes under the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ending December 31, 2011, if the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the Series 2012 Notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Series 2012 Notes for each trading day of that measurement period was less than 98% of the product of the closing price of the Company’s common stock and the conversion rate for the Series 2012 Notes for that trading day;

•	Upon the occurrence of certain corporate transactions as provided in the Indenture; or

•	Anytime, at the holder’s option, beginning on August 15, 2014.

Holders of our Series 2012 Notes who convert their Series 2012 Notes in connection with a fundamental change may be entitled to a make-whole premium in the form of an increase in the conversion rate.

We allocated $2.3 million of the remaining deferred February 2015 Notes original issue discount as of the date of the exchange to the Series 2012 Notes based on the percentage of the February 2015 Notes exchanged. In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the Series 2012 Notes, net of the allocated original issue discount, between the fair value of the debt component and the common stock conversion feature. Using an assumed borrowing rate of 7.3%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us during the period of the exchange transactions, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability. The discount is being amortized to interest expense over the term of the Series 2012 Notes and increases interest expense during the term of the Series 2012 Notes from the 2.875% cash coupon interest rate to an effective interest rate of 7.3%. The common stock conversion feature is recorded as a component of stockholders’ deficit.

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

(In thousands)	March 31, 2012
Principal amount of the Series 2012 Notes	$179,000
Unamortized discount of liability component	(17,789)
Net carrying value of the Series 2012 Notes	$161,211

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was:

For the Three Months Ended
(In thousands)	March 31, 2012
Contractual coupon interest	$1,263
Amortization of debt issuance costs	271
Amortization of debt discount	1,365
Total	$2,899

As of March 31, 2012, our Series 2012 Notes are convertible into 159.098 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.29 per common share, subject to further adjustment upon certain events including dividend payments. As of March 31, 2012, the remaining discount amortization period was 2.9 years.

For the quarter ended December 31, 2011, our common stock price did not exceed the conversion threshold price of $8.37 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2011. Accordingly the Series 2012 Notes were not convertible at the option of the holder during the quarter ended March 31, 2012. For the quarter ended March 31, 2012, our common stock did not exceed the conversion threshold price of $8.17 for at least 20 days during 30 consecutive trading days ended March 31, 2012. Accordingly the Series 2012 Notes are not convertible at the option of the holder during the quarter ended June 30, 2012. At March 31, 2012, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $2.1 million.

May 2015 Notes

Our May 2015 Notes are convertible into 139.2165 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.18 per common share, subject to further adjustment upon certain events including dividend payments. If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of March 31, 2012, the remaining discount amortization period was 3.1 years.

The principal amount, carrying value and unamortized discount of our May 2015 Notes were:

(In thousands)	March 31, 2012	December 31, 2011
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(15,208)	(16,298)
Net carrying value of the May 2015 Notes	$140,042	$138,952

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was:

For the Three Months Ended
(In thousands)	March 31, 2012
Contractual coupon interest	$1,455
Amortization of debt issuance costs	295
Amortization of debt discount	1,090
Total	$2,840

As of March 31, 2012, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

Purchased Call Options

The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 21.6 million shares of our common stock at a strike price of approximately $7.18, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value.

Warrants

At March 31, 2012, the outstanding warrants of up to 27.5 million shares of common stock underlying our May 2015 Notes, have a current strike price of approximately $8.45 per share, subject to additional anti-dilution and certain other customary adjustments.

February 2015 Notes

As of March 31, 2012, our February 2015 Notes aggregate principal amount outstanding was $1.0 million after the completion of our exchange transactions for new Series 2012 Notes. As of March 31, 2012, the remaining unamortized issuance costs of $16,000 and the unamortized discount of $12,000 are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period of approximately 2.9 years. As of March 31, 2012, our February 2015 Notes were convertible into 159.098 shares of common stock per $1,000 principal amount or approximately $6.29 per common share.

Non-recourse Notes

As of March 31, 2012, the remaining principal balance was $69.5 million and the remaining unamortized issuance costs of $0.6 million, were included as a component of Prepaid and other current assets on the Condensed Consolidated Balance Sheets. These issuance costs are being amortized to interest expense using the effective interest method with approximately 0.5 years remaining.

10. Stock-Based Compensation

Stock-based compensation expense for directors and employees for the three months ended March 31, 2012 and 2011, was $150,500 and $49,900, respectively. For the three months ended March 31, 2011, there was only stock-based compensation for directors. Additionally, we recorded stock-based award expense for outside consultants of $53,900 for the three months ended March 31, 2012.

11. Cash Dividends

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

In connection with the March 14, 2012, dividend payment, the conversion rates for our convertible notes increased as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	139.2165	$7.18	March 5, 2012
Series 2012 Notes	159.098	$6.29	March 5, 2012
February 2015 Notes	159.098	$6.29	March 8, 2012

12. Income Taxes

Income tax expense was $21.6 million and $24.0 million for the three months ended March 31, 2012 and 2011, respectively, and was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

13. Accumulated Other Comprehensive Loss

Comprehensive income is comprised of net income and other comprehensive loss. We include unrealized net gains on investments held in our available-for-sale securities and unrealized losses on our cash flow hedges in other comprehensive loss, and present the amounts net of tax. Our other comprehensive loss is included in our Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive loss, net of tax, was as follows:

(In thousands)	Unrealized gains on available-for-sale securities	Unrealized losses on cash flow hedges	Total Accumulated Other Comprehensive Loss

Beginning Balance at December 31, 2011	$29	$(1,914)	$(1,885)
Activity for the three months ended March 31, 2012	29	(6,677)	(6,648)
Ending Balance at March 31, 2012	$58	$(8,591)	$(8,533)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Declaration of 2012 Regular Quarterly Dividends and March 14, 2012, Dividend Payment

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. On March 14, 2012, we paid the first quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the first quarter of 2012 and cash on hand.

Convertible Notes

In our continued efforts to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes, in January 2012, we exchanged $169.0 million aggregate principal amount, of our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), for an identical principal amount of new 2.875% Series 2012 Convertible Senior Notes due February 15, 2015 (Series 2012 Notes), plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our Series 2012 Notes. As of March 31, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Our Series 2012 Notes net share settle, meaning upon a conversion, the principal amount would be paid in cash, and the excess, if any, would be settled in shares of the Company’s common stock. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Effect of March 14, 2012, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the March 14, 2012, dividend payment, the conversion rates for our convertible notes increased as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	139.2165	$7.18	March 5, 2012
Series 2012 Notes	159.098	$6.29	March 5, 2012
February 2015 Notes	159.098	$6.29	March 8, 2012

In connection with a cash dividend, the conversion rates increase based on multiplying the previous conversion rate by a fraction, calculated as follows:

•
for the May 2015 Notes, the numerator equals the average closing price of PDL's common stock for the ten consecutive trading days immediately preceding the ex-dividend date, and the denominator of which is such ten day average closing price less the per share dividend amount; and

•
for the Series 2012 Notes and February 2015 Notes, the numerator equals the average closing price of PDL's common stock for the five consecutive trading days immediately preceding the ex-dividend date, and the denominator of which is such five day average closing price less the per share dividend amount.

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

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies under which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Additionally, we receive minimal annual maintenance fees, as well as periodic milestone payments, from licensees of our Queen et al. patents prior to patent expiry. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration (FDA) and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

For the three months ended March 31, 2012 and 2011, we received royalty revenues under license agreements of $77.3 million and $73.3 million, respectively.

In June 2010, after results from a clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg. For the three months ended March 31, 2012 and 2011, our royalties for sales of Mylotarg were insignificant.

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

Genentech Products Made of Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

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

Manufacturing Split
	Three Months Ended March 31,
	2012	2011
Avastin
Ex-U.S.-based sales	57%	56%
Ex-U.S.-based Manufacturing and Sales	27%	19%
Herceptin
Ex-U.S.-based sales	70%	71%
Ex-U.S.-based Manufacturing and Sales	35%	40%
Lucentis
Ex-U.S.-based sales	60%	57%
Ex-U.S.-based Manufacturing and Sales	0%	0%
Xolair
Ex-U.S.-based sales	40%	39%
Ex-U.S.-based Manufacturing and Sales	40%	39%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the three months ended March 31, 2012 and 2011, PDL received royalties generated from three of Genentech’s licensed products that were ex-U.S.-based manufactured and sold: Herceptin, Avastin and Xolair. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The plants were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and Roche expects the plants to be registered to produce bulk Avastin and Lucentis for use in Europe. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. Our licensing agreements with Genentech entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in jurisdictions providing patent protection.

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

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra® product manufactured in the U.S. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, is being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. Two additional examples are the Eli Lilly and Company (Lilly) and Wyeth licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. If Lilly’s antibody for Alzheimer’s disease is approved, we would also be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the 2% royalty payable for “know-how” runs for 12.5 years after the product’s initial commercialization.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business, however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the “Risk Factors” section of this quarterly report for additional factors that may impact our business and results of operations.

Critical Accounting Policies and Uses of Estimates

During the three months ended March 31, 2012, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, except for the foreign currency hedging presented below.

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Euro forward contracts as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and are disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive loss. Gains or losses on cash flow hedges are recognized as royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. The ineffective portion of the change in fair value of the hedge due to the modification of the 2012 hedge is recognized in the period it occurs as interest and other income, net. Ineffectiveness, if any, resulting from lower Euro based royalties than forecasted is reclassified from other comprehensive loss and charged against earnings.

Operating Results

Revenues

A summary of our revenues is presented below:

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2012	2011	Prior Year %
Revenues
Royalties	$77,344	$73,336	5%
License and other	-	10,000	-100%
Total revenues	$77,344	$83,336	-7%

Three Months Ended March 31, 2012, compared to March 31, 2011

Total revenues were $77.3 million and $83.3 million for the three months ended March 31, 2012 and 2011, respectively, and consist of royalty revenues as well as license and other revenues. Additionally, for the three months ended March 31, 2011, our license and other revenues included a one-time $10.0 million payment from our legal settlement with UCB Pharma, S.A. (UCB) resolving all legal disputes between the two companies, including those relating the UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents.

For the three months ended March 31, 2012 and 2011, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue for the three months ended March 31, 2012, is net of the payment made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased 5% for the three months ended March 31, 2012, when compared to the same period in 2011. The growth is primarily driven by increased net sales in the fourth quarter of 2011 of Herceptin, Lucentis, Xolair and Tysabri by our licensees. Net sales of Herceptin, Lucentis, Xolair and Avastin, are subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

•
Reported worldwide net sales of Herceptin increased $123.7 million, or 9%, in the fourth quarter of 2011 compared to the same period for the prior year. Roche recently reported that in 2011, Herceptin global sales growth was driven by expanded access in developing countries, increased and improved HER2 testing and continued uptake in HER2-positive stomach cancer. Additionally, Roche reported that sustained double-digit increases were recorded internationally, with strong demand in Latin America and the Asia-Pacific region. Ex-U.S. manufactured and sold Herceptin sales represented 35% of total Herceptin sales in the fourth quarter of 2011 as compared with 40% in the fourth quarter of 2010.

•
Reported worldwide net sales of Lucentis increased $191.3 million, or 22%, in the fourth quarter of 2011 compared to the same period for the prior year. Lucentis is approved for the treatment of age-related macular degeneration (AMD) in the United States and in Europe. Lucentis received approval for the treatment of macular edema following retinal vein occlusion (RVO) in June 2010 in the United States and June 2011 in Europe. In January 2011, Lucentis was also approved in Europe for the treatment of visual impairment due to diabetic macular edema. Roche recently reported that strong U.S. sales growth was driven by growth of the AMD market and the new RVO indication. All sales of Lucentis were from inventory produced in the U.S. Reported sales in 2011 increased 15% in the United States and 27% internationally.

•
Reported worldwide net sales of Tysabri increased $44.7 million, or 14%, in the fourth quarter of 2011 compared to the same period for the prior year. Tysabri royalties are determined at a flat rate as a percentage of the sales regardless of location of manufacture or sale.

•
Reported net sales of Avastin decreased $94.7 million, or 6%, in the fourth quarter of 2011 compared to the same period for the prior year. Roche has recently reported that a significant portion of the decline in sales in the U.S. was due to reimbursement uncertainty regarding the metastatic breast cancer indication, which was revoked by the U.S. Food and Drug Administration in November 2011, and that U.S. market share for all other indications remained stable. In Europe, austerity measures along with lower use of Avastin for breast cancer led to lower sales, but market penetration in colorectal cancer remained stable. The decrease in sales was offset by an increase in royalties due to a shift in ex-US manufactured and sold product with 27% of total sales in the fourth quarter of 2011 generated from ex-US manufactured and sold product compared to 19% in the same period in 2010.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues:

		Three Months Ended March 31,
Licensee	Product Name	2012	2011
Genentech	Avastin	30%	27%
	Herceptin	33%	30%
	Lucentis	14%	11%

Elan	Tysabri	15%	12%

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

For the quarters ended March 31, 2012 and 2011, we recognized $1.8 million and $1.2 million in royalty revenues from our Euro forward contracts, respectively.

Operating Expenses

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2012	2011	Prior Year %
Operating expenses
General and administrative	$6,945	$5,779	20%

For the three months ended March 31, 2012, compared to March 31, 2011

The increase in operating expenses was primarily driven by expenses related to the Series 2012 Notes exchange transactions, our efforts to acquire new royalty assets, increased use of outside consultants and compensation related expenses with the approval of the 2012 Long-Term Incentive Plan in May 2011.

Individual components of operating expenses comprise:

	Three Months Ended March 31,		Change from
(Dollars in thousands)	2012	2011	Prior Year %
Operating expenses:
General and administrative
Compensation and benefits	$1,124	$942	19%
Legal fees	3,529	3,495	1%
Professional services	1,029	568	81%
Stock-based compensation	204	50	308%
All other	1,059	724	46%
Total general and administrative	$6,945	$5,779	20%

Non-operating Expense, Net

A summary of our non-operating expense, net, is presented below:

	Three Months Ended March 31,		Change from Prior
(Dollars in thousands)	2012	2011	Year %
Interest and other income, net	$90	$175	-49%
Interest expense	(8,700)	(9,154)	-5%
Total non-operating expense, net	$(8,610)	$(8,979)	-4%

For the three months ended March 31, 2012, compared to March 31, 2011

Non-operating expense, net, decreased primarily due to lower interest expense as a result of our $114.4 million reduction in the principal balance of our Non-recourse Notes at March 31, 2012, compared to March 31, 2011, offset, in part, by increased interest expense on our May 2015 Notes and our Series 2012 Notes. This increase in interest consisted primarily of $2.5 million related to non-cash interest expense as we were required to compute interest using similar non-convertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011, was $21.6 million and $24.0 million, respectively, and was primarily derived by applying the federal statutory income tax rate of 35% to operating income before income taxes.

Net Income per Share

Net income per share for the three months ended March 31, 2012 and 2011, was:

	Three Months Ended March 31,
	2012	2011
Net income per basic share	$0.29	$0.32
Net income per diluted share	$0.29	$0.25

Net income for the first quarter of 2012 was $40.2 million, or $0.29 per diluted share, as compared with net income of $44.5 million, or $0.25 per diluted share, for the same period of 2011. First quarter net income per diluted share is higher in 2012 because we eliminated 44.8 million potentially dilutive shares from the diluted earnings per share calculation by restructuring two of our convertible notes in 2011 and early 2012 to "net share settle."

Non-GAAP Net Income per Share

We are presenting net income per share in conformance with GAAP and also on a non-GAAP basis for the three months ended March 31, 2012 and 2011, because management believes that presenting this non-GAAP information enhances investors’ understanding of how management assesses the performance of the Company’s business. For example, our Series 2012 Notes and our May 2015 Notes include non-cash interest expense due to the required accounting treatment for the net share settlement feature of convertible debt that affects comparability between the quarters presented. We do not use these non-GAAP measures for compensation determinations. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. The effect of the non-GAAP adjustments to net income per diluted share for the three months ended March 31, 2012, increases net income per diluted share from $0.29 to $0.30. There were no non-GAAP adjustments to net income per diluted share for the three months ended March 31, 2011.

The adjustments comprise:

For the three months ended March 31, 2012, to limit the potential dilution from our February 2015 Notes, we exchanged $179.0 million in aggregate principal of our February 2015 Notes, for an identical amount of Series 2012 Notes. However, our Series 2012 Notes include a net settlement feature, which required us, in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument during the period of the exchange. As a result, we separated the principal balance of our Series 2012 Notes between the fair value of the debt component and the common stock conversion feature. Using an assumed borrowing rate of 7.3%, the estimated market interest rate for a similar nonconvertible instrument available to us during the period of the exchange, we recorded a total debt discount of $16.8 million, of which $10.9 million was allocated to additional paid-in capital and $5.9 million to deferred tax liability. For the three months ended March 31, 2012, the additional non-cash interest expense attributable to using an implied borrowing rate of 7.3% rather than the stated coupon rate of 2.875% was $1.4 million, or $0.9 million, net of tax. Additionally, the non-cash interest related to our May 2015 Notes for the three months ended March 31, 2012 was $1.1 million or $0.7 million, net of tax.

Excluding the non-cash interest expense of our Series 2012 Notes and May 2015 Notes, net of tax, non-GAAP net income per diluted share was:

	Three Months Ended March 31,
(In thousands)	2012	2011
Numerator
Net income	$40,184	$44,545
Amortization of debt discount on Series 2012 Notes and May 2015 Notes, net of $0.9 million estimated taxes	1,596	-
Non-GAAP net income	41,780	44,545
Add back interest expense for convertible notes, net of estimated tax	27	1,275
Non-GAAP income used to compute non-GAAP net income per diluted share	$41,807	$45,820

Denominator
Shares used to compute net income per diluted share	140,204	184,954

Non-GAAP net income per diluted share	$0.30	$0.25

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license related revenues and public and private placements of debt and equity securities. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments of $192.5 million and $227.9 million at March 31, 2012, and December 31, 2011, respectively. The $35.4 million decrease was primarily attributable to payment of dividends of $21.0 million, principal repayment on our Non-recourse Notes of $23.8 million, cash advanced on a note receivable of $7.4 million and the $0.8 million incentive payment on our Series 2012 Notes exchange transaction, offset by net cash provided by operating activities of $17.9 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expire in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. As such, we are pursuing the acquisition of new royalty generating assets if we believe we can acquire such royalty assets on terms that allow us to generate a profitable return to our stockholders.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing royalty generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company and paying dividends. On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. The first of such dividends was paid on March 14, 2012. As of March 31, 2012, we have accrued $63.0 million for the remaining 2012 dividend payments.

Convertible Notes

Series 2012 Notes

In January 2012, we completed a debt exchange transaction where we exchanged $169.0 million aggregate principal amount of our February 2015 Notes, for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our Series 2012 Notes. Like our May 2015 Notes, our Series 2012 Notes net share settle. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders.

Our Series 2012 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2012. This is the same interest rate as is payable for the February 2015 Notes. The Series 2012 Notes mature on February 15, 2015, unless earlier repurchased or converted. The Company may not redeem the Series 2012 Notes prior to their stated maturity date. Our Series 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Holders may convert their Series 2012 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Series 2012 Notes under the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ending December 31, 2011, if the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the Series 2012 Notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Series 2012 Notes for each trading day of that measurement period was less than 98% of the product of the closing price of the Company’s common stock and the conversion rate for the Series 2012 Notes for that trading day;

•	Upon the occurrence of certain corporate transactions as provided in the Indenture; or

•	Anytime, at the holder’s option, beginning on August 15, 2014.

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 159.098 shares of the Company’s common stock per $1,000 of principal amount or approximately $6.29 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of March 31, 2012, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $2.1 million. However, the stock price at March 31, 2012 did not exceed the threshold price of $8.37 per common share.

May 2015 Notes

Our May 2015 Notes are due May 1, 2015, and are convertible into 139.2165 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.18 per share of our common stock, subject to further adjustment upon certain events including dividend payments. Our May 2015 Notes bear interest at a rate of 3.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Our May 2015 Notes are convertible under any of the following circumstances:

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

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of March 31, 2012, $155.3 million of our May 2015 Notes were outstanding.

Our purchased call option transactions with two hedge counterparties entitle the Company to purchase up to 21.6 million shares of the Company’s common stock. In addition, the warrants we sold to the hedge counterparties are exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices, subject to further adjustment upon certain events including dividends, are approximately $7.18 and $8.45, for the purchased call options and warrants, respectively.

If the share price is above $7.18, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.45, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.45. For example, a 10% increase in the share price above $8.45 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2012, the if-converted amount of our May 2015 Notes was less than the principal amount. The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2012.

February 2015 Notes

As of March 31, 2012, $1.0 million of our February 2015 Notes were outstanding and met the criteria for conversion into shares of our common stock. In January and February 2012, we exchanged $179.0 million of our February 2015 Notes for an identical amount of our new Series 2012 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 159.098 shares of common stock per $1,000 principal amount or $6.29 per share of common stock, subject to further adjustment in certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of our February 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction whereby we monetized 60% of the net present value of the estimated future five year royalties (the Genentech Royalties) from sales of Avastin, Herceptin, Lucentis, Xolair (the Genentech Products) and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our Non-recourse Notes due March 15, 2015 (Non-recourse Notes), bear interest at 10.25% per annum, payable quarterly in arrears, and were issued in a non-registered offering by QHP, a Delaware limited liability company, and newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, are the sole source of payment of principal and interest on our Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. Our Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. The amount of quarterly repayment of the principal of our Non-recourse Notes will vary based upon the amount of future quarterly Genentech Royalties received. As of March 31, 2012, $69.5 million in aggregate principal of our Non-recourse Notes was outstanding. The anticipated final repayment date of our Non-recourse Notes is September 2012.

Contractual Obligations

As of March 31, 2012, our contractual obligations consisted primarily of our Series 2012, our May 2015 Notes, our February 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $404.8 million in principal. Our Series 2012 Notes, our May 2015 Notes and our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change as discussed above.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our Series 2012 Notes, our May 2015 Notes and our February 2015 Notes. Also our debt service obligations in 2012 include our Non-recourse-Notes, which we expect will be fully retired in the third quarter of 2012. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Note Receivable

In March 2012, we provided cash of approximately $7.4 million through a senior secured note receivable with a two-year term. In addition to interest, the note gives PDL certain rights to negotiate for certain royalty assets. The note was recorded net of origination fees that are accreted to the note receivable as interest income using the interest method. The note bears interest at 10% per annum, with interest due semi-annually and the final interest due at maturity together with the principal. The Company has not assigned a risk grade to the receivable or recorded an allowance for credit loss as PDL anticipates all payments will be received in full when due. No impairment has been recorded as the payments on the note are current.

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $108.2 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, related to this guarantee.

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

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates than the rate that was insured by the previous contracts. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013. We have designated the Euro forward contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge, is recorded in stockholders’ deficit as accumulated other comprehensive loss.

Gains or losses on cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as royalty revenue. The ineffective portion of the change in fair value of the hedge is recognized in the period it occurs as interest and other income, net. Ineffectiveness, if any, resulting from lower than forecasted Euro-based royalties is reclassified from other comprehensive loss as a charge against earnings. For the three months ended March 31, 2012, we recognized a loss of approximately $55,000, net of tax, associated with the ineffectiveness of the modified 2012 foreign exchange hedge. There was no ineffectiveness related to forecasted transactions for the three months ended March 31, 2012 and 2011.

Interest Rate Risk

Our investment portfolio was approximately $186.1 million at March 31, 2012, and $224.8 million at December 31, 2011, and consisted of investments in Rule 2a-7 money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. If market interest rates were to have increased by 1%, there would have been no material impact on the fair value of our portfolio.

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of our convertible notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our convertible notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry our convertible notes at fair value, but present the fair value of the principal amount of our convertible notes for disclosure purposes only. At March 31, 2012, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75%, our Series 2012 Notes at a fixed rate of 2.875% and our February 2015 Notes at a fixed interest rate of 2.875%. At December 31, 2011, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75% and our February 2015 Notes at a fixed interest rate of 2.875%.

The fair value of our convertible notes was $361.9 million at March 31, 2012, and $347.6 million at December 31, 2011. The fair value was based on quoted market pricing and dealer quotes. The principal amount of our convertible notes, which consists of the combined debt and equity components, was $335.3 million at March 31, 2012, and December 31, 2011.

The fair value of our Non-recourse Notes was estimated to be $70.9 million at March 31, 2012, and $95.2 million at December 31, 2011, based on available pricing information. Our Non-recourse Notes bear interest at a fixed rate of 10.25% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation may exceed current interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer and Vice President of Finance and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer and Vice President of Finance and Principal Accounting Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of F. Hoffmann-LaRoche, Ltd. Roche and Novartis AG (Novartis), asserting that the Avastin, Herceptin, Lucentis and Xolair (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the European Patent No. 0 451 216B (‘216B Patent) generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sales of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 41% of our royalty revenues for the quarter ended March 31, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

ITEM 1A.        RISK FACTORS

There were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

10.1*	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certification by the Principal Executive Officer and Acting Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101***
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Dated; May 3, 2012
PDL BIOPHARMA, INC. (REGISTRANT

/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President, Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Acting Principal Financial Officer)

/S/ CAROLINE KRUMEL
Caroline Krumel
Vice President Finance
(Principal Accounting Officer)