Form 10-Q
period 2012-06-30
PDL BIOPHARMA, INC.
filed 2012-08-02
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 139,931,204 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Royalties	$125,904	$122,127	$203,248	$195,463
License and other	-	-	-	10,000
Total revenues	125,904	122,127	203,248	205,463

Operating expenses:
General and administrative	5,145	3,776	12,090	9,555
Operating income	120,759	118,351	191,158	195,908

Non-operating expense, net
Loss on retirement or conversion of convertible notes	-	(766)	-	(766)
Interest and other income, net	428	157	518	332
Interest expense	(7,872)	(9,780)	(16,573)	(18,934)
Total non-operating expense, net	(7,444)	(10,389)	(16,055)	(19,368)

Income before income taxes	113,315	107,962	175,103	176,540
Income tax expense	39,813	37,976	61,417	62,009
Net income	$73,502	$69,986	$113,686	$114,531

Net income per share
Basic	$0.53	$0.50	$0.81	$0.82
Diluted	$0.52	$0.38	$0.80	$0.63

Cash dividends declared per common share	$-	$-	$0.60	$0.60

Weighted average shares outstanding
Basic	139,683	139,650	139,681	139,645
Diluted	142,213	186,060	142,890	186,055

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$73,502	$69,986	$113,686	$114,531

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities	(16)	71	13	47
Unrealized gain (losses) on cash flow hedges	8,950	(1,478)	2,273	(9,261)
Total other comprehensive income (loss), net of tax	8,934	(1,407)	2,286	(9,214)
Comprehensive income	$82,436	$68,579	$115,972	$105,317

See accompanying notes.

PDL BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
Assets	(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$184,506	$168,544
Short-term investments	43,812	42,301
Receivables from licensees	-	600
Deferred tax assets	5,162	10,054
Prepaid and other current assets	3,340	12,014
Total current assets	236,820	233,513

Property and equipment, net	33	22
Long-term investments	1,015	17,101
Note receivable	7,435	-
Long-term deferred tax assets	4,848	11,481
Other assets	9,678	7,354
Total assets	$259,829	$269,471

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$155	$528
Accrued legal settlement	-	27,500
Accrued liabilities	51,006	11,609
Accrued income taxes	18,588	-
Current portion of non-recourse notes payable	22,738	93,370
Total current liabilities	92,487	133,007

Convertible notes payable	304,767	316,615
Other long-term liabilities	23,689	24,122
Total liabilities	420,943	473,744

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,714 and 139,680 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,397	1,397
Additional paid-in capital	(234,563)	(161,750)
Accumulated other comprehensive income (loss)	401	(1,885)
Retained earnings (Accumulated deficit)	71,651	(42,035)
Total stockholders' deficit	(161,114)	(204,273)
Total liabilities and stockholders' deficit	$259,829	$269,471

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$113,686	$114,531
Adjustments to reconcile net income to net cash provided by operating activities:
Discounts and deferred issuance costs	7,221	4,076
Other amortization, depreciation and accretion	586	669
Loss on retirement or conversion of convertible notes	-	766
Stock-based compensation expense	436	7
Excess tax benefit from stock-based compensation	(7)	-
Deferred taxes	4,543	19,423
Changes in assets and liabilities:
Receivables from licensees	600	469
Prepaid and other current assets	6,580	7,207
Other assets	(1,167)	(5,759)
Accounts payable	(373)	(2,416)
Accrued legal settlement	(27,500)	(37,500)
Accrued liabilities	1,098	1,163
Accrued income taxes	18,588	12,575
Other long-term liabilities	(1,498)	(27,288)
Net cash provided by operating activities	122,793	87,923
Cash flows from investing activities
Purchases of investments	(5,993)	(58,359)
Maturities of investments	20,000	26,146
Issuance of Note receivable	(7,425)	-
Purchase of intangible assets	-	(50)
Acquisition of property and equipment	(19)	-
Net cash provided by (used in) investing activities	6,563	(32,263)
Cash flows from financing activities
Repurchase of convertible notes	-	(134,464)
Repayment of non-recourse notes	(70,632)	(62,570)
Payment of debt issuance costs	(845)	-
Net proceeds from the issuance of convertible notes	-	149,643
Purchase of call options	-	(20,765)
Proceeds from issue of warrants	-	10,868
Cash dividends paid	(41,924)	(41,924)
Excess tax benefit from stock-based compensation	7	-
Net cash used in financing activities	(113,394)	(99,212)
Net increase (decrease) in cash and cash equivalents	15,962	(43,552)
Cash and cash equivalents at beginning of the year	168,544	211,574
Cash and cash equivalents at end of period	$184,506	$168,022

Supplemental cash flow information
Cash paid for income taxes	$30,000	$28,000
Cash paid for interest	$9,673	$13,786

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues, was:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2012	2011	2012	2011
Genentech, Inc. (Genentech)	Avastin®	33%	34%	32%	31%
	Herceptin®	35%	35%	35%	33%
	Lucentis®	22%	20%	19%	16%

Elan Corporation, Plc (Elan)	Tysabri®	10%	9%	12%	10%

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Euro forward contracts as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates.  Ineffectiveness, if any, resulting from either the modified 2012 hedge or lower than forecasted Euro-based royalties is reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs.

Comprehensive Income

In the first quarter of 2012, we adopted Financial Accounting Standards Board (FASB) accounting standard update (ASU) 2011-05, and have presented the components of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income. Also in accordance with this ASU, we have applied this guidance retrospectively to all periods presented. The adoption of the guidance was a change to the presentation of other comprehensive income (loss) and had no effect on our condensed consolidated financial statements. See Note 14 for our discussion of accumulated other comprehensive income (loss).

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

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator
Net income used to compute net income per basic share	$73,502	$69,986	$113,686	$114,531
Add back interest expense for convertible notes, net of estimated tax of $3,000 and $0.7 million for the three months ended June 30, 2012 and 2011, respectively and $18,000 and $1.4 million for the six months ended June 30, 2012 and 2011, respectively (see Note 9)	6	1,275	33	2,549
Income used to compute net income per diluted share	$73,508	$71,261	$113,719	$117,080

Denominator
Total weighted-average shares used to compute net income per basic share	139,683	139,650	139,681	139,645
Restricted stock outstanding	100	26	84	27
Effect of dilutive stock options	15	14	15	13
Assumed conversion of Series 2012 Notes	2,252	-	2,189	-
Assumed conversion of 2012 Notes	-	19,743	-	19,743
Assumed conversion of February 2015 Notes	163	26,627	921	26,627
Weighted-average shares used to compute net income per diluted share	142,213	186,060	142,890	186,055

Net income per basic share	$0.53	$0.50	$0.81	$0.82
Net income per diluted share	$0.52	$0.38	$0.80	$0.63

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), our 2.875% Series 2012 Convertible Notes due February 15, 2015 (Series 2012 Notes), our 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes) and, in 2011, our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense, net of tax, and the underlying shares using the if-converted method. Our 2012 Notes were fully retired as of June 30, 2011, and $179.0 million aggregate principal amount of our February 2015 Notes was exchanged for our Series 2012 Notes in the first quarter of 2012.

The Series 2012 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustment related to our Series 2012 Notes includes the shares issuable in respect of such excess.

We excluded 22.1 million and 20.0 million shares of potential dilution for the May 2015 Notes and 18.8 million and 17.0 million shares of potential dilution for our warrants for the six months ended June 30, 2012 and 2011, respectively, because the conversion price of the Notes and exercise price of the warrants exceeded the average market price of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. In addition, we excluded 22.1 million and 20.0 million shares for our purchased call options for the six months ended June 30, 2012 and 2011, respectively because they will always be anti-dilutive and therefore, will have no effect on diluted net income per share. For further information related to our convertible notes, see Note 9.

We excluded 0.2 million shares underlying outstanding stock options, calculated on a weighted average, from our net income per diluted share calculations for each of the three and six months ended June 30, 2012 and June 30, 2011, because their effect was anti-dilutive.

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

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market based inputs or unobservable market based inputs corroborated by market data; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable. As of June 30, 2012, and December 31, 2011, we had no Level 3 assets or liabilities.

Assets and Liabilities Recorded at Fair Value by Classification	June 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Assets:
Money market funds	$127,068	$-	$127,068	$163,368	$-	$163,368
Corporate debt securities	-	37,314	37,314	-	44,877	44,877
Commercial paper	-	-	-	-	8,996	8,996
U.S. government sponsored agency bonds	2,008	-	2,008	2,015	-	2,015
U.S. treasury securities	5,505	-	5,505	5,513	-	5,513
Foreign currency hedge contracts	-	2,675	2,675	-	6,838	6,838
Total	$134,581	$39,989	$174,570	$170,896	$60,711	$231,607

Liabilities:
Foreign currency hedge contracts	$-	$2,122	$2,122	$-	$9,783	$9,783

Corporate debt securities consist primarily of U.S. Corporate bonds. The fair value of corporate debt securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

The fair value of commercial paper is estimated based on observable inputs of the comparable securities.

The fair value of the foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and is disclosed on a gross basis.

Assets and Liabilities Not Recorded at Fair Value by Classification Category	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
(In thousands)
Assets:
Note receivable	$7,435	$7,445	$-	$-

Liabilities:
Series 2012 Notes	$162,626	$207,193	$-	$-
May 2015 Notes	141,152	168,640	138,952	156,123
February 2015 Notes	989	1,158	177,663	191,475
Non-recourse Notes	22,738	23,192	93,370	95,237
Total	$327,505	$400,183	$409,985	$442,835

The fair value of our note receivable was determined using discounted cash flows incorporating expected payments and the interest rate extended on the note.

The fair value of our convertible notes and our Non-recourse Notes, as defined herein, was based on quoted market pricing or dealer quotes of our then outstanding notes.

4. Cash Equivalents and Investments

As of June 30, 2012, and December 31, 2011, we had invested our excess cash balances primarily in money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive income (loss) in stockholders’ deficit. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Available-For-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
June 30, 2012:
Money market funds	$127,068	$-	$-	$127,068
Corporate debt securities	37,263	52	(1)	37,314
Commercial paper	-	-	-	-
U.S. government sponsored agency bonds	2,002	6	-	2,008
U.S. treasury securities	5,498	7	-	5,505
Total	$171,831	$65	$(1)	$171,895

December 31, 2011:
Money market funds	$163,368	$-	$-	$163,368
Corporate debt securities	44,863	57	(43)	44,877
Commercial paper	8,997	-	(1)	8,996
U.S. government sponsored agency bonds	2,003	12	-	2,015
U.S. treasury securities	5,494	19	-	5,513
Total	$224,725	$88	$(44)	$224,769

Classification on Condensed Consolidated Balance Sheets:	June 30, 2012	December 31, 2011
(In thousands)
Cash equivalents	$127,068	$165,367
Short-term investments	43,812	42,301
Long-term investments	1,015	17,101
Total	$171,895	$224,769

Available-For-Sale Debt Securities by Contractual Maturity	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Less than one year	$43,754	$43,812	$44,262	$44,300
Greater than one year but less than five years	1,009	1,015	17,095	17,101
Total	$44,763	$44,827	$61,357	$61,401

We did not recognize any gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2012 and 2011. The net unrealized gain on investments included in other comprehensive income, net of tax, was approximately $42,000 as of June 30, 2012. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2012. Our 2012 investments in a loss position at June 30, 2012, reflected unrealized losses of less than $1,000, net of tax.

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

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts at June 30, 2012, and Euro forward and option contracts at December 31, 2011, designated as cash flow hedges were:

Euro Forward Contracts
			June 30, 2012		December 31, 2011
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.400	Sell Euro	$-	$-	$25,150	$1,837
Euro	1.200	Sell Euro	-	-	117,941	(9,783)
Euro	1.230	Sell Euro	85,494	(2,122)	-	-
Euro	1.300	Sell Euro	128,700	2,675	-	-
Total			$214,194	$553	$143,091	$(7,946)
Euro Option Contracts
Currency	Strike Price ($ per Eurodollar)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.510	Purchased call option	$-	$-	$27,126	$-
Euro	1.315	Purchased call option	-	-	129,244	5,001
Total			$-	$-	$156,370	$5,001

The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were:

Cash Flow Hedge	Location	June 30, 2012	December 31, 2011
(In thousands)
Euro contracts	Prepaid and other current assets	$831	$1,837
Euro contracts	Other assets	1,844	-
Euro contracts	Accrued liabilities	2,122	4,134
Euro contracts	Other long-term liabilities	-	648

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$7,086	$(1,695)	$1,603	$(8,675)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	(1,864)	(218)	(670)	586
Net gain (loss) recognized in interest and other income, net (3)	57	(19)	(27)	(19)
Amount excluded from effectiveness testing	-	-	-	-

(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive income (loss) (OCI)
(2) Effective portion classified as royalty revenue
(3) Ineffective portion classified as interest and other income, net

For the three months ended June 30, 2012, we recognized a gain of approximately $57,000 associated with the ineffectiveness of the modified 2012 foreign exchange hedge. For the six months ended June 30, 2012, we recognized a loss, of approximately $27,000 associated with the ineffectiveness of the modified 2012 foreign exchange hedge. There was no ineffectiveness related to forecasted transactions for the three and six months ended June 30, 2012, and there was approximately $19,000 of ineffectiveness related to lower than forecasted Euro-based royalty transactions for the three and six months ended June 30, 2011. Approximately $0.8 million is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months.

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

7. Accrued Liabilities

	June 30, 2012	December 31, 2011
(In thousands)
Compensation	$1,426	$1,341
Interest payable	3,029	3,351
Deferred revenue	-	1,713
Foreign currency hedge	2,122	4,134
Dividend payable	42,076	52
Other	2,353	1,018
Total	$51,006	$11,609

8. Commitments and Contingencies

Legal Proceedings

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of F. Hoffmann-LaRoche Ltd. (Roche) and Novartis AG (Novartis), asserting that Avastin, Herceptin, Lucentis and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 32% of our royalty revenues for the six months ended June 30, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

The court has scheduled trial to commence on October 7, 2013. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $105.6 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

As of June 30, 2012, and December 31, 2011, we had a liability of $10.7 million on our Condensed Consolidated Balance Sheets for the estimated fair value of this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

9. Convertible Notes and Non-recourse Notes

				Carrying Value
Description	Maturity Date		Principal Balance Outstanding June 30, 2012	June 30, 2012	December 31, 2011
(In thousands)
May 2015 Notes	May 1, 2015		$155,250	$141,152	$138,952
Series 2012 Notes	February 15, 2015		179,000	162,626	-
February 2015 Notes	February 15, 2015		1,000	989	177,663
Non-recourse Notes	September 15, 2012	(1)	22,738	22,738	93,370
Total carrying value of debt				$327,505	$409,985

(1) Anticipated repayment date

As of June 30, 2012, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately. For fair value information on our convertible notes and Non-recourse Notes, see Note 3.

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

Holders of our Series 2012 Notes who convert their Series 2012 Notes in connection with a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock may be entitled to a make-whole premium in the form of an increase in the conversion rate. Such fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

June 30, 2012
(In thousands)
Principal amount of the Series 2012 Notes	$179,000
Unamortized discount of liability component	(16,374)
Net carrying value of the Series 2012 Notes	$162,626

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
(In thousands)
Contractual coupon interest	$1,287	$2,550
Amortization of debt issuance costs	277	548
Amortization of debt discount	1,415	2,780
Total	$2,979	$5,878

As of June 30, 2012, our Series 2012 Notes are convertible into 162.885 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.14 per common share, subject to further adjustment upon certain events including dividend payments. As of June 30, 2012, the remaining discount amortization period was 2.6 years.

Our common stock price did not exceed the conversion threshold price of $8.17 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2012; accordingly the Series 2012 Notes were not convertible at the option of the holder during the quarter ended June 30, 2012. Our common stock did not exceed the conversion threshold price of $7.98 for at least 20 days during 30 consecutive trading days ended June 30, 2012; accordingly the Series 2012 Notes are not convertible at the option of the holder during the quarter ended September 30, 2012. At June 30, 2012, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $14.3 million.

May 2015 Notes

As of June 30, 2012, our May 2015 Notes are convertible into 142.5217 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.02 per common share, subject to further adjustment upon certain events including dividend payments. If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of June 30, 2012, the remaining discount amortization period was 2.8 years.

The principal amount, carrying value and unamortized discount of our May 2015 Notes were:

	June 30, 2012	December 31, 2011
(In thousands)
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(14,098)	(16,298)
Net carrying value of the May 2015 Notes	$141,152	$138,952

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In thousands)
Contractual coupon interest	$1,455	$728	$2,911	$728
Amortization of debt issuance costs	297	144	592	144
Amortization of debt discount	1,110	519	2,200	519
Total	$2,862	$1,391	$5,703	$1,391

As of June 30, 2012, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

Purchased Call Options

At June 30, 2012, the purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 22.1 million shares of our common stock at a strike price of approximately $7.02, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value.

Warrants

At June 30, 2012, the outstanding warrants of up to 27.5 million shares of common stock underlying our May 2015 Notes, have a current strike price of approximately $8.25 per share, subject to additional anti-dilution and certain other customary adjustments.

February 2015 Notes

As of June 30, 2012, our February 2015 Notes aggregate principal amount outstanding was $1.0 million, and were convertible into 162.885 shares of common stock per $1,000 principal amount or approximately $6.14 per common share. As of June 30, 2012, the remaining unamortized issuance costs of approximately $15,000 and the unamortized discount of approximately $11,000 are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period of approximately 2.6 years.

2012 Notes Retirement

Our 2012 Notes of $133.5 million aggregate principal were fully retired at June 30, 2011, at a redemption price of 100.29% of principal for aggregate consideration of $133.9 million plus interest of $1.0 million. We recorded a net loss of $0.8 million from the redemption of the debt in the second quarter of 2011.

Non-recourse Notes

As of June 30, 2012, the remaining principal balance of our Non-recourse Notes was $22.7 million. The remaining related unamortized issuance costs of $0.1 million were included as a component of Prepaid and other current assets on the Condensed Consolidated Balance Sheets. These issuance costs are being amortized to interest expense using the effective interest method with approximately 0.3 years remaining.

10. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2012	December 31, 2011
(In thousands)
Accrued lease liability	$10,700	$10,700
Uncertain tax position	12,761	12,774
Compensation	228	-
Foreign currency hedge	-	648
Total	$23,689	$24,122

11. Stock-Based Compensation

	For the Three Months Ended		For the Six Months Ended
Stock-based Compensation	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In thousands)
Employees and directors	$177	$74	$327	$124
Non-employees	55	-	109	-
Total	$232	$74	$436	$124

The Company issued approximately 59,000 shares of restricted stock in the first quarter of 2012 that will vest in December 2013, and approximately 56,000 shares of restricted stock in the second quarter of 2012, of which 32,000 will vest in June 2013 and 24,000 will vest in December 2013. The Company issued approximately 115,000 shares of restricted stock in the second quarter of 2011, of which, approximately 18,000 shares were forfeited in December 2011, 34,000 shares vested in June 2012 and the remaining 63,000 shares will vest in December 2012.

Additionally, the Company issued non-employees restricted stock in the second half of 2011, which vest both over time and upon the achievement of certain performance goals.

12. Cash Dividends

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

In connection with the June 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	142.5217	$7.02	June 5, 2012
Series 2012 Notes	162.885	$6.14	June 5, 2012
February 2015 Notes	162.885	$6.14	June 8, 2012

13. Income Taxes

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In thousands)
Income Tax	$39,813	$37,976	$61,417	$62,009

For the three and six months ended June 30, 2012 and 2011, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

In general, our income tax returns are subject to examination by tax authorities for tax years 1995 forward. In May 2012, PDL received a “no-change” letter from the Internal Revenue Service (IRS) upon completion of an examination of the Company’s 2008 Federal tax return. The California Franchise Tax Board (FTB) is currently examining the Company’s 2008 and 2009 tax returns. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income (loss). We include unrealized net gains on investments held in our available-for-sale securities and unrealized gains (losses) on our cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. Our other comprehensive income (loss) is included in our Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2011	$29	$(1,914)	$(1,885)
Activity for the six months ended June 30, 2012	13	2,273	2,286
Ending Balance at June 30, 2012	$42	$359	$401

15. Subsequent Event

In July 2012, PDL loaned $35 million to Merus Labs International, Inc. (Merus Labs) in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, PDL agreed to provide a $20 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20 million purchase price obligation on July 11, 2013 (Letter of Credit). Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement (Credit Agreement).

The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

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

OVERVIEW

PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases. Today, PDL is focused on intellectual property asset management, investing in new revenue generating assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products that are manufactured or launched before final patent expiry in December 2014 or which are otherwise subject to a royalty for licensed know-how under our agreements. Under most of our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing new revenue generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, paying dividends or selling the company. At the beginning of each fiscal year, our board of directors reviews the Company’s total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

Recent Developments

June 14, 2012, Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. On June 14, 2012, we paid the regular quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the first six months of 2012.

In connection with the June 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	142.5217	$7.02	June 5, 2012
Series 2012 Notes	162.885	$6.14	June 5, 2012
February 2015 Notes	162.885	$6.14	June 8, 2012

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

PerjetaTM

On June 8, 2012, Genentech announced that the U.S. Food and Drug Administration (FDA) approved Perjeta (pertuzumab). Perjeta is approved in combination with Herceptin® and docetaxel chemotherapy for the treatment of people with HER2-positive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease.

Genentech notified PDL on June 18, 2012, that Perjeta is a licensed product. PDL will receive royalties on sales of Perjeta in the quarter following the first quarter of Perjeta sales in accordance with Genentech’s license agreements with PDL.

Subsequent Event

In July 2012, PDL loaned $35 million to Merus Labs International, Inc. (Merus Labs) in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, PDL agreed to provide a $20 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20 million purchase price obligation on July 11, 2013 (Letter of Credit). Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement (Credit Agreement).

The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

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

The European Patent No. 0 451 216B (‘216B Patent) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates (SPCs) for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that most of our SPCs for Herceptin will expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Licensing Agreements for Marketed Products

In the six months ended June 30, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin®
Herceptin®
Xolair®
Lucentis®

Elan Corporation, Plc (Elan)	Tysabri®

Wyeth Pharmaceuticals, Inc. (Wyeth)	Mylotarg®

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

For the three months ended June 30, 2012 and 2011, we received royalty revenues under license agreements of $125.9 million and $122.1 million, respectively, and for the six months ended June 30, 2012 and 2011, we received royalty revenues under license agreements of $203.2 million and $195.4 million, respectively.

In June 2010, after results from a clinical trial raised concerns about the efficacy and safety of Mylotarg®, Pfizer Inc. (Pfizer), the parent company of Wyeth, announced that it will be discontinuing commercial availability of Mylotarg. For the three and six months ended June 30, 2012 and 2011, our royalties for sales of Mylotarg were insignificant.

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

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and $2.5 billion	2.5%
Net sales between $2.5 billion and $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

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

 Manufacturing Split
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Avastin
Ex-U.S.-based Sales	54%	55%	55%	55%
Ex-U.S.-based Manufacturing and Sales	20%	20%	23%	20%
Herceptin
Ex-U.S.-based Sales	69%	72%	70%	71%
Ex-U.S.-based Manufacturing and Sales	41%	30%	38%	35%
Lucentis
Ex-U.S.-based Sales	62%	57%	61%	57%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Xolair
Ex-U.S.-based Sales	38%	40%	39%	39%
Ex-U.S.-based Manufacturing and Sales	38%	40%	39%	39%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the six months ended June 30, 2012 and 2011, PDL received royalties generated from three of Genentech’s licensed products that were ex-U.S.-based manufactured and sold: Herceptin, Avastin and Xolair. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. The plants were registered by the FDA to produce bulk Avastin and Lucentis for use in the United States in 2010 and Roche expects the plants to be registered to produce bulk Avastin and Lucentis for use in Europe. Roche has also expanded its Penzberg, Germany plant that currently manufactures Herceptin. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. Our licensing agreements with Genentech entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in jurisdictions providing patent protection.

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

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products in development that have not yet reached commercialization. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, is being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. Two additional examples are the Eli Lilly and Company (Lilly) and Pfizer (in conjunction with Johnson & Johnson) licensed antibodies for the treatment of Alzheimer’s disease that are currently in Phase 3 clinical trials. If Lilly’s antibody for Alzheimer’s disease is approved, we would also be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the 2% royalty payable for “know-how” runs for 12.5 years after the product’s initial commercialization.

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

Critical Accounting Policies and Uses of Estimates

During the six months ended June 30, 2012, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, except for the foreign currency hedging presented below.

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. We do not enter into speculative foreign currency transactions. We have designated the Euro forward contracts as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and are disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties is reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs.

Operating Results

Revenues

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(Dollars in thousands)
Revenues
Royalties	$125,904	$122,127	3%	$203,248	$195,463	4%
License and other	-	-	N/A	-	10,000	-100%
Total revenues	$125,904	$122,127	3%	$203,248	$205,463	-1%

Three Months Ended June 30, 2012, compared to June 30, 2011

Total royalty revenues were $125.9 million and $122.1 million for the three months ended June 30, 2012 and 2011, respectively, and consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased 3% for the three months ended June 30, 2012, when compared to the same period in 2011. The growth is primarily driven by increased net sales in the first quarter of 2012 of Herceptin, Lucentis, Xolair and Tysabri by our licensees. Net sales of Herceptin, Lucentis, Xolair and Avastin, are subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

Reported worldwide sales of Herceptin increased 4% in the first quarter of 2012 when compared to the same period in 2011. Roche reported that in 2012, Herceptin global sales growth was driven by expanded access in developing countries, increased and improved HER2 testing and continued uptake in HER2-positive stomach cancer. Additionally, Roche reported that sustained double-digit increases were recorded internationally, with strong demand in Latin America and the Asia-Pacific region. Ex-U.S. manufactured and sold Herceptin sales represented 41% of total Herceptin sales in the first quarter of 2012 as compared with 30% in the first quarter of 2011.

Reported worldwide sales for Lucentis increased 15% in the first quarter of 2012 when compared to the same period in 2011. Lucentis is approved for the treatment of age-related macular degeneration (AMD) in the U.S. and Europe. Lucentis received approval for the treatment of macular edema following retinal vein occlusion (RVO) in June 2010 in the U.S. and in June 2011 in Europe. In January 2011, Lucentis was approved in Europe for the treatment of visual impairment due to diabetic macular edema. All sales of Lucentis were from inventory produced in the U.S.

Reported worldwide sales for Avastin decreased 1% in the first quarter of 2012 when compared to the same period in 2011. Roche has reported that a significant portion of the decline in sales in the U.S. was due to reimbursement uncertainty regarding the metastatic breast cancer indication, which was revoked by the U.S. Food and Drug Administration in November 2011, and that U.S. market share for all other indications remained stable. In Europe, austerity measures along with lower use of Avastin for breast cancer led to lower sales, but market penetration in colorectal cancer remained stable.

Reported worldwide sales for Tysabri increased 13% in the first quarter of 2012 compared to the same period in 2011. Tysabri royalties are determined at a flat rate as a percentage of sales regardless of location of manufacture or sale.

The sales information presented above is based on information provided by PDL’s licensees in their quarterly reports to the Company as well as from public disclosures made by PDL’s licensees.

Six months ended June 30, 2012, compared to June 30, 2011

Total revenues were $203.2 million and $205.5 million for the six months ended June 30, 2012 and 2011, respectively, and consist of royalty revenues as well as license and other revenues including, for the six months ended June 30, 2011, a one-time $10.0 million payment from our legal settlement with UCB Pharma, S.A. (UCB) resolving all legal disputes between the two companies, including those relating the UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2012	2011	2012	2011
Genentech	Avastin	33%	34%	32%	31%
	Herceptin	35%	35%	35%	33%
	Lucentis	22%	20%	19%	16%

Elan	Tysabri	10%	9%	12%	10%

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

As a result of our Euro forward contracts, royalty revenues recognized decreased $2.9 million and $0.3 million, for the three months ended June 30, 2012 and 2011, respectively, and for the six months ended June 30, 2012 and 2011, royalty revenues recognized increased (decreased) $(1.0) million and $0.9 million, respectively.

Operating Expenses

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(Dollars in thousands)
Operating expenses
General and administrative	$5,145	$3,776	36%	$12,090	$9,555	27%

For the three and six months ended June 30, 2012, compared to June 30, 2011

The increase in operating expenses was primarily driven by expenses related to efforts to acquire new revenue generating assets and compensation related expenses.

Individual components of operating expenses comprise:

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(Dollars in thousands)
Operating expenses:
General and administrative
Compensation and benefits	$1,198	$970	24%	$2,323	$1,912	21%
Legal fees	1,876	1,404	34%	5,405	4,898	10%
Professional services	1,128	623	81%	2,157	1,191	81%
Stock-based compensation	232	74	214%	436	124	252%
All other	711	705	1%	1,769	1,430	24%
Total general and administrative	$5,145	$3,776	36%	$12,090	$9,555	27%

Non-operating Expense, Net

A summary of our non-operating expense, net, is presented below:

	Three Months Ended June 30,		Change from Prior	Six Months Ended June 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(Dollars in thousands)
Loss on retirement or conversion of convertible notes	$-	$(766)	-100%	$-	$(766)	-100%
Interest and other income, net	428	157	173%	518	332	56%
Interest expense	(7,872)	(9,780)	-20%	(16,573)	(18,934)	-12%
Total non-operating expense, net	$(7,444)	$(10,389)	-28%	$(16,055)	$(19,368)	-17%

For the three months ended June 30, 2012, compared to June 30, 2011, non-operating expense, net, decreased primarily due to lower interest expense as a result of our $119.0 million reduction in the principal balance of our Non-recourse Notes at June 30, 2012, compared to June 30, 2011, offset, in part, by increased interest expense on our May 2015 Notes and our Series 2012 Notes. This increase in interest expense consisted primarily of $2.5 million related to non-cash interest expense as we were required to compute interest expense using similar non-convertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In thousands)
Income Tax	$39,813	$37,976	$61,417	$62,009

Income tax expense was primarily derived by applying the federal statutory income tax rate of 35% to operating income before income taxes.

Net Income per Share

Net income per share for the three and six months ended June 30, 2012 and 2011, was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income per basic share	$0.53	$0.50	$0.81	$0.82
Net income per diluted share	$0.52	$0.38	$0.80	$0.63

Net income for the second quarter of 2012 was $73.5 million, or $0.52 per diluted share, as compared with net income of $70 million, or $0.38 per diluted share, for the same period of 2011. Second quarter net income per diluted share is higher in 2012 primarily because we eliminated 44.0 million potentially dilutive shares from the diluted earnings per share calculation by restructuring two of our convertible notes in 2011 and early 2012 to "net share settle."

Non-GAAP Net Income per Share

We are presenting net income per share in conformance with GAAP and also on a non-GAAP basis for the three and six months ended June 30, 2012 and 2011, because management believes that presenting this non-GAAP information enhances investors’ understanding of how management assesses the performance of the Company’s business. For example, our Series 2012 Notes and our May 2015 Notes include non-cash interest expense due to the required accounting treatment for the net share settlement feature of convertible debt that affects comparability between the quarters presented. We believe this exclusion facilitates comparison to PDL's cash operating results. We do not use these non-GAAP measures for compensation determinations. Non-GAAP financial information is not prepared under a comprehensive set of accounting rules and should only be used to supplement an understanding of the Company’s net income as reported under GAAP. For the three and six months ended June 30, 2012, the effect of the non-GAAP adjustments, increased net income per diluted share from $0.52 to $0.53, and from $0.80 to $0.82, respectively. For the three months ended June 30, 2011, the effect of the non-GAAP adjustments, increased net income per diluted share from $0.38 to $0.39 per share and there was no change for the six months ended June 30, 2011.

The adjustments comprise:

During the first quarter of 2012, to limit the potential dilution from our February 2015 Notes, we exchanged $179.0 million in aggregate principal of our February 2015 Notes, for an identical amount of Series 2012 Notes with a net settlement feature. Due to the Series 2012 Notes net settlement feature, we were required to separately account for the fair value of the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument during the period of the exchange, which was estimated at 7.3%. As a result, the additional non-cash interest expense was $1.4 million, or $0.9 million, net of tax, for the three months ended June 30, 2012, and $2.8 million, or $1.8 million, net of tax, for the six months ended June 30, 2012.

During the second quarter of 2011, we issued our May 2015 Notes that included a net settlement feature. Due to the May 2015 Notes net settlement feature, we were required to separately account for the fair value of the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance, which was estimated at 7.5%. As a result, the additional non-cash interest was $1.1 million or $0.7 million, net of tax, for the three months ended June 30, 2012, and $2.2 million or $1.4 million, net of tax, for the six months ended June 30, 2012. The additional non-cash interest for the three and six months ended June 30, 2011, was $0.5 million, or $0.3 million, net of tax. We used the proceeds from the issuance of our May 2015 Notes to redeem the remaining $133.5 million in aggregate principal of our 2012 Notes. The redemption transaction resulted in a charge to non-operating expense of $0.8 million, or $0.5 million net of tax, for the three and six months ended June 30, 2011.

Excluding the loss on the redemption of our 2012 Notes, the non-cash interest expense of our Series 2012 Notes and May 2015 Notes and the tax effect of these transactions, non-GAAP net income per diluted share was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share amounts)
Numerator
Net income	$73,502	$69,986	$113,686	$114,531
Add back:
Loss on repurchase of convertible debt, net of estimated taxes	-	498	-	498
Amortization of debt discount on Series 2012 Notes and May 2015 Notes, net of estimated taxes	1,642	337	3,238	337
Non-GAAP net income	75,144	70,821	116,924	115,366
Add back interest expense for convertible notes, net of estimated tax	6	1,275	33	2,549
Non-GAAP income used to compute non-GAAP net income per diluted share	$75,150	$72,096	$116,957	$117,915

Denominator
Shares used to compute net income per diluted share	142,213	186,060	142,890	186,055

Non-GAAP net income per diluted share	$0.53	$0.39	$0.82	$0.63

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

We had cash, cash equivalents and investments of $229.3 million and $227.9 million at June 30, 2012, and December 31, 2011, respectively. The $1.4 million increase was primarily attributable to net cash provided by operating activities of $122.8 million and maturities of investments of $20.0 million, offset, in part, by principal repayment on our Non-recourse Notes of $70.6 million, payment of dividends of $41.9 million, cash advanced on a note receivable of $7.4 million, purchase of investments of $6.0 million and the $0.8 million incentive payment on our Series 2012 Notes exchange transaction. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. As such, we are pursuing the acquisition of new revenue generating assets if we believe we can acquire such assets on terms that allow us to generate a profitable return to our stockholders.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing revenue generating assets, buying back our convertible notes, repurchasing our common stock, paying dividends or selling the Company. On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. The second of such dividends was paid on June 14, 2012. As of June 30, 2012, we have accrued $42.1 million for the remaining 2012 dividend payments.

Convertible Notes

Series 2012 Notes

In January 2012, we completed a debt exchange transaction where we exchanged $169.0 million aggregate principal amount of our February 2015 Notes, for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our Series 2012 Notes. Like our May 2015 Notes, our Series 2012 Notes net share settle. At the time of the exchange, the effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes reduced 27.8 million shares of potential dilution to our stockholders.

Our Series 2012 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2012 and is the same interest rate payable for the February 2015 Notes. The Series 2012 Notes mature on February 15, 2015, unless earlier repurchased or converted. The Company may not redeem the Series 2012 Notes prior to their stated maturity date. Our Series 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 162.885 shares of the Company’s common stock per $1,000 of principal amount or approximately $6.14 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of June 30, 2012, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $14.3 million. However, the stock price at June 30, 2012 did not exceed the threshold price of $7.98 per common share.

May 2015 Notes

Our May 2015 Notes are due May 1, 2015, and are convertible into 142.5217 shares of the Company’s common stock per $1,000 of principal amount, or approximately $7.02 per share of our common stock, subject to further adjustment upon certain events including dividend payments. Our May 2015 Notes bear interest at a rate of 3.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Our May 2015 Notes are convertible under any of the following circumstances:

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

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of June 30, 2012, $155.3 million of our May 2015 Notes were outstanding.

Our purchased call option transactions with two hedge counterparties entitle the Company to purchase up to 22.1 million shares of the Company’s common stock, subject to adjustment. In addition, the warrants we sold to the hedge counterparties are exercisable, on a cashless basis, for up to 27.5 million shares of the Company’s common stock. The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices, subject to further adjustment upon certain events including dividends, are approximately $7.02 and $8.25, for the purchased call options and warrants, respectively.

If the share price is above $7.02, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.25, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.25. For example, a 10% increase in the share price above $8.25 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price increases, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2012, the if-converted amount of our May 2015 Notes was less than the principal amount. The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2012.

February 2015 Notes

As of June 30, 2012, $1.0 million of our February 2015 Notes were outstanding and met the criteria for conversion into shares of our common stock. In January and February 2012, we exchanged $179.0 million of our February 2015 Notes for an identical amount of our new Series 2012 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 162.885 shares of common stock per $1,000 principal amount or $6.14 per share of common stock, subject to further adjustment upon certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. The issuance of our February 2015 Notes was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder.

Non-recourse Notes

In November 2009, we completed a $300 million securitization transaction whereby we monetized 60% of the net present value of the estimated future five year royalties (the Genentech Royalties) from sales of Avastin, Herceptin, Lucentis, Xolair (the Genentech Products) and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our Non-recourse Notes due March 15, 2015 (Non-recourse Notes), bear interest at 10.25% per annum, payable quarterly in arrears, and were issued in a non-registered offering by QHP, a Delaware limited liability company, and newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, are the sole source of payment of principal and interest on our Non-recourse Notes, which are secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. Our Non-recourse Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of QHP at a make-whole redemption price. The amount of quarterly repayment of the principal of our Non-recourse Notes will vary based upon the amount of future quarterly Genentech Royalties received. As of June 30, 2012, $22.7 million in aggregate principal of our Non-recourse Notes was outstanding. The anticipated final repayment date of our Non-recourse Notes is September 2012.

Contractual Obligations

As of June 30, 2012, our contractual obligations consisted primarily of our Series 2012, our May 2015 Notes, our February 2015 Notes and our Non-recourse Notes, which in the aggregate totaled $358.0 million in principal. Our Series 2012 Notes and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change as discussed above.

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

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $105.6 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, related to this guarantee.

Credit Agreement

In July 2012, we loaned $35 million to Merus Labs International, Inc. (Merus Labs) in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, we agreed to provide a $20 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20 million purchase price obligation on July 11, 2013 (Letter of Credit). Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances under the terms set forth in the credit agreement (Credit Agreement).

The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

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

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates than the rate that was insured by the previous contracts. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013. We have designated the Euro forward contracts as cash flow hedges. At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge, is recorded in stockholders’ deficit as accumulated other comprehensive income (loss).

Gains or losses on cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties is reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. For the three months ended June 30, 2012, we recognized a gain of approximately $57,000 associated with the ineffectiveness of the modified 2012 foreign exchange hedge. For the six months ended June 30, 2012, we recognized a loss, of approximately $27,000 associated with the ineffectiveness of the modified 2012 foreign exchange hedge. There was no ineffectiveness related to forecasted transactions for the three and six months ended June 30, 2012, and there was approximately $19,000 of ineffectiveness related to lower than forecasted Euro-based royalty transactions for the three and six months ended June 30, 2011.

Interest Rate Risk

Our investment portfolio was approximately $171.9 million at June 30, 2012, and $224.8 million at December 31, 2011, and consisted of investments in Rule 2a-7 money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. If market interest rates were to have increased by 1%, there would have been no material impact on the fair value of our portfolio.

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of our convertible notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our convertible notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry our convertible notes at fair value, but present the fair value of the principal amount of our convertible notes for disclosure purposes only. At June 30, 2012, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75%, our Series 2012 Notes at a fixed rate of 2.875% and our February 2015 Notes at a fixed interest rate of 2.875%. At December 31, 2011, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75% and our February 2015 Notes at a fixed interest rate of 2.875%.

The fair value of our convertible notes was $377.0 million at June 30, 2012, and $347.6 million at December 31, 2011. The fair value was based on quoted market pricing and dealer quotes. The principal amount of our convertible notes, which consists of the combined debt and equity components, was $335.3 million at June 30, 2012, and December 31, 2011.

The fair value of our Non-recourse Notes was estimated to be $23.2 million at June 30, 2012, and $95.2 million at December 31, 2011, based on available pricing information. Our Non-recourse Notes bear interest at a fixed rate of 10.25% per annum. This obligation is subject to interest rate risk because the fixed interest rates under this obligation exceed current interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sales of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 32% of our royalty revenues for the six months ended June 30, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

The court has scheduled trial to commence on October 7, 2013. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

Except as set forth below, during the six months ended June 30, 2012, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire other sources of revenue, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

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

Unless we are able to acquire patents or other sources of revenue on commercially reasonable terms, we will no longer generate revenues sufficient to sustain an ongoing public company once our licensees have sold all their inventory of licensed product that was manufactured before the expiration of the Queen et al. patents. If we are unsuccessful in acquiring new sources of revenue sufficient to sustain our business, we will likely liquidate our business.

If we fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly.

Our current and future acquisitions or other material revenue generating asset transactions may not produce the anticipated revenues.

We are engaged in a continual review of opportunities to acquire revenue generating assets, whether royalty based or otherwise, or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our revenue generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

ITEM 6.                      EXHIBITS

10.1*	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012†

10.2#	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1** 32.2** 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Definition Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase

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

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2012 PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Bruce Tomlinson
Bruce Tomlinson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Caroline Krumel
Caroline Krumel
Vice President Finance (Principal Accounting Officer)