Form 10-Q
period 2012-09-30
PDL BIOPHARMA, INC.
filed 2012-11-05
CIK 882104

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 139,933,204 shares of the Registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Royalties	$85,231	$83,370	$288,479	$278,833
License and other	-	400	-	10,400
Total revenues	85,231	83,770	288,479	289,233

Operating expenses
General and administrative	5,647	3,960	17,737	13,516
Operating income	79,584	79,810	270,742	275,717

Non-operating expense, net
Loss on retirement or conversion of convertible notes	-	-	-	(766)
Interest and other income, net	1,867	130	2,385	463
Interest expense	(6,514)	(9,007)	(23,087)	(27,941)
Total non-operating expense, net	(4,647)	(8,877)	(20,702)	(28,244)

Income before income taxes	74,937	70,933	250,040	247,473
Income tax expense	26,362	25,017	87,779	87,026
Net income	$48,575	$45,916	$162,261	$160,447

Net income per share
Basic	$0.35	$0.33	$1.16	$1.15
Diluted	$0.32	$0.28	$1.08	$0.88

Weighted average shares outstanding
Basic	139,715	139,680	139,693	139,665
Diluted	149,626	167,019	150,678	186,756

Cash dividends declared per common share	$-	$-	$0.60	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$48,575	$45,916	$162,261	$160,447

Other comprehensive income (loss), net of tax
Unrealized losses on investments in available-for-sale securities	(14)	(55)	(1)	(8)
Unrealized gains (losses) on cash flow hedges	(3,126)	4,281	(853)	(4,981)
Total other comprehensive income (loss), net of tax	(3,140)	4,226	(854)	(4,989)
Comprehensive income	$45,435	$50,142	$161,407	$155,458

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$132,590	$168,544
Restricted investment	20,000	-
Short-term investments	27,777	42,301
Receivables from licensees	-	600
Deferred tax assets	3,552	10,054
Notes receivable	13,182	-
Prepaid and other current assets	5,775	12,014
Total current assets	202,876	233,513

Property and equipment, net	30	22
Long-term investments	-	17,101
Notes receivable	33,490	-
Long-term deferred tax assets	6,162	11,481
Other assets	7,338	7,354
Total assets	$249,896	$269,471

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$813	$528
Accrued legal settlement	-	27,500
Accrued liabilities	31,483	11,609
Current portion of non-recourse notes payable	-	93,370
Total current liabilities	32,296	133,007

Convertible notes payable	307,337	316,615
Other long-term liabilities	25,747	24,122
Total liabilities	365,380	473,744

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,724 and 139,680 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,397	1,397
Additional paid-in capital	(234,368)	(161,750)
Accumulated other comprehensive loss	(2,739)	(1,885)
Retained earnings (accumulated deficit)	120,226	(42,035)
Total stockholders' deficit	(115,484)	(204,273)
Total liabilities and stockholders' deficit	$249,896	$269,471

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$162,261	$160,447
Adjustments to reconcile net income to net cash provided by operating activities:
Discounts and deferred issuance costs	10,507	7,342
Other amortization, depreciation and accretion	804	1,032
Loss on retirement or conversion of convertible notes	-	766
Hedge adjustment - ineffectiveness and reclassifications from OCI for transactions probable of not occuring	(372)	-
Stock-based compensation expense	675	256
Tax expense from stock-based compensation arrangements	(42)	(120)
Deferred taxes	6,523	25,117
Changes in assets and liabilities:
Receivables from licensees	600	469
Prepaid and other current assets	5,266	1,881
Other assets	(1,163)	(6,642)
Accounts payable	285	(2,655)
Accrued legal settlement	(27,500)	(37,500)
Accrued liabilities	2,028	1,342
Other long-term liabilities	(1,250)	(27,099)
Net cash provided by operating activities	158,622	124,636
Cash flows from investing activities
Purchases of investments	(25,992)	(71,697)
Maturities of investments	36,799	39,146
Issuance of notes receivable	(48,264)	-
Acquisition of property and equipment	(18)	-
Net cash used in investing activities	(37,475)	(32,551)
Cash flows from financing activities
Repurchase of convertible notes	-	(134,464)
Repayment of non-recourse notes	(93,370)	(89,002)
Payment of debt issuance costs	(845)	-
Net proceeds from the issuance of convertible notes	-	149,712
Purchase of call options	-	(20,765)
Proceeds from issue of warrants	-	10,868
Cash dividends paid	(62,886)	(62,876)
Net cash used in financing activities	(157,101)	(146,527)
Net decrease in cash and cash equivalents	(35,954)	(54,442)
Cash and cash equivalents at beginning of the year	168,544	211,574
Cash and cash equivalents at end of period	$132,590	$157,132

Supplemental cash flow information
Cash paid for income taxes	$76,000	$66,000
Cash paid for interest	$12,843	$20,004

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Notes Receivable

We account for our notes receivable at amortized cost, net of unamortized origination fees, if any.  Related fees and costs are recorded net of amounts reimbursed.  Interest is accreted or accrued to interest income using the interest method.

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for ten percent or more of our total revenues, was:
		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2012	2011	2012	2011
Genentech, Inc. (Genentech)	Avastin®	30%	28%	31%	30%
	Herceptin®	36%	38%	35%	34%
	Lucentis®	15%	15%	18%	16%

Elan Corporation, Plc (Elan)	Tysabri®	14%	14%	12%	11%

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts and, in 2011, Euro forward and option contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. These contracts extend through the fourth quarter of 2014. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portions is reported in other income in the period the ineffectiveness occurs.

During the third quarter of 2012, we de-designated and terminated a portion of our cash flow hedges. The gain realized was reclassified from other comprehensive income (loss) to other income in the third quarter. See Note 5 for additional information on our foreign currency hedge transactions.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 requiring new disclosures associated with offsetting financial instruments and derivative instruments on the balance sheet that will enable users to evaluate the effect on an entity’s financial position. The ASU will be effective in the first quarter of 2013, but is not expected to have a material impact on our financial statements.

2. Net Income per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income per Basic and Diluted Share:	2012	2011	2012	2011
	(In thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$48,575	$45,916	$162,261	$160,447
Add back interest expense for convertible notes, net of estimated tax of approximately $4,000 and $0.5 million for the three months ended September 30, 2012 and 2011, respectively and approximately $21,000 and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively (see Note 9)	6	841	40	3,391
Income used to compute net income per diluted share	$48,581	$46,757	$162,301	$163,838

Denominator
Total weighted-average shares used to compute net income per basic share	139,715	139,680	139,693	139,665
Restricted stock outstanding	110	12	93	21
Effect of dilutive stock options	18	13	16	13
Assumed conversion of Series 2012 Notes	7,008	-	7,427	-
Assumed conversion of May 2015 Notes	2,609	-	2,825	-
Assumed conversion of February 2015 Notes	166	27,314	624	27,314
Assumed conversion of 2012 Notes	-	-	-	19,743
Weighted-average shares used to compute net income per diluted share	149,626	167,019	150,678	186,756

Net income per basic share	$0.35	$0.33	$1.16	$1.15
Net income per diluted share	$0.32	$0.28	$1.08	$0.88

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes), our 2.875% Series 2012 Convertible Notes due February 15, 2015 (Series 2012 Notes), our 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes) and, in 2011, our 2.00% Convertible Senior Notes due February 15, 2012 (2012 Notes), on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense, net of tax, and the underlying shares using the if-converted method. Our 2012 Notes were fully retired as of September 30, 2011, and $179.0 million aggregate principal amount of our February 2015 Notes was exchanged for our Series 2012 Notes in the first quarter of 2012.

The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustments related to our Series 2012 Notes and May 2015 Notes include the shares issuable in respect of such excess. The May 2015 Notes had no dilutive effect for the periods ended September 30, 2011.  The conversion price of the May 2015 Notes exceeded the market price of our common stock for those periods so no stock was issuable upon conversion.

We excluded 19.2 million and 17.5 million shares of potential dilution for our warrants for the periods ended September 30, 2012 and 2011, respectively, because the exercise price of the warrants exceeded the average market price of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options will always be anti-dilutive and therefore 22.6 million and 20.6 million shares were excluded for the periods ended September 30, 2012 and 2011, respectively, because they have no effect on diluted net income per share under GAAP.  For further information related to our convertible notes, see Note 9.

We excluded approximately 144,000 and 164,000 shares underlying outstanding stock options, calculated on a weighted average, from our net income per diluted share calculations for the three and nine months ended September 30, 2012, respectively, and approximately 174,000 and 199,000 shares for the three and nine months ended September 30, 2011, respectively, because their effect was anti-dilutive.

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

The following tables present the fair value of our financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy.

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Financial assets:
Money market funds	$128,962	$-	$128,962	$163,368	$-	$163,368
Certificate of deposit	-	20,000	20,000	-	-	-
Corporate debt securities	-	23,772	23,772	-	44,877	44,877
Commercial paper	-	-	-	-	8,996	8,996
U.S. government sponsored agency bonds	2,004	-	2,004	2,015	-	2,015
U.S. treasury securities	2,001	-	2,001	5,513	-	5,513
Foreign currency hedge contracts	-	562	562	-	6,838	6,838
Total	$132,967	$44,334	$177,301	$170,896	$60,711	$231,607

Financial liabilities:
Foreign currency hedge contracts	$-	$4,446	$4,446	$-	$9,783	$9,783

The fair value of the certificate of deposit is priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. The certificate of deposit is restricted as it was purchased to collateralize the line of credit for Merus Labs International, Inc., see Note 6.

Corporate debt securities consist primarily of U.S. corporate bonds. The fair value of corporate debt securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

The fair value of commercial paper is estimated based on observable inputs of comparable securities.

The fair value of foreign currency hedging contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and is disclosed on a gross basis.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2012			December 31, 2011
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Merus Labs Note Receivable	$35,000	$34,999	$-	$-	$-	$-
Senior Secured Note Receivable	9,922	9,813	-	-	-	-
Other Note Receivable	1,750	-	1,750	-	-	-
Total	$46,672	$44,812	$1,750	$-	$-	$-

Liabilities:
Series 2012 Notes	$164,065	$239,413	$-	$-	$-	$-
May 2015 Notes	142,282	191,152	-	138,952	156,123	-
February 2015 Notes	990	1,338	-	177,663	191,475	-
Non-recourse Notes	-	-	-	93,370	95,237	-
Total	$307,337	$431,903	$-	$409,985	$442,835	$-

As of September 30, 2012, the fair values of our Merus Labs Note Receivable, our Senior Secured Note Receivable, and our Other Notes Receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes with fixed interest rates and incorporating expected payments for notes with a variable rate of return.

The fair values of our convertible notes and our Non-recourse Notes, as defined herein, were determined using quoted market pricing or dealer quotes of our then outstanding notes.

4. Cash Equivalents and Investments

As of September 30, 2012 and December 31, 2011, we had invested our excess cash balances primarily in money market funds, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of estimated taxes, reported in accumulated other comprehensive income (loss) in stockholders’ deficit. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Available-For-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(In thousands)
September 30, 2012:
Money market funds	$128,962	$-	$-	$128,962
Certificate of deposit	20,000	-	-	20,000
Corporate debt securities	23,735	37	-	23,772
U.S. government sponsored agency bonds	2,001	3	-	2,004
U.S. treasury securities	1,999	2	-	2,001
Total	$176,697	$42	$-	$176,739

December 31, 2011:
Money market funds	$163,368	$-	$-	$163,368
Corporate debt securities	44,863	57	(43)	44,877
Commercial paper	8,997	-	(1)	8,996
U.S. government sponsored agency bonds	2,003	12	-	2,015
U.S. treasury securities	5,494	19	-	5,513
Total	$224,725	$88	$(44)	$224,769

Classification on Condensed Consolidated Balance Sheets:	September 30, 2012	December 31, 2011
(In thousands)
Cash equivalents	$128,962	$165,367
Restricted investment	20,000	-
Short-term investments	27,777	42,301
Long-term investments	-	17,101
Total	$176,739	$224,769

Available-For-Sale Securities by Contractual Maturity	September 30, 2012		December 31, 2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$176,697	$176,739	$207,630	$207,668
Greater than one year but less than five years	-	-	17,095	17,101
Total	$176,697	$176,739	$224,725	$224,769

We recognized approximately $11,000 of gains on sales of available-for-sale securities for the three and nine months ended September 30, 2012. No gains or losses on sales of available-for-sale securities were recognized for the periods ended September 30, 2011. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2012 and December 31, 2011.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of September 30, 2012 and December 31, 2011, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. We de-designated and terminated certain forward contracts, due to our determination that certain cash flow under the de-designated contracts were probable to not occur, and recorded a gain of approximately $391,000 to other income, which was reclassified from other comprehensive income (loss) net of tax effects. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts which was then exchanged for new hedges of 2014 Euro-denominated royalties. These 2014 hedges were entered into at a rate more favorable than the market rate as of the date of the exchange.

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts at September 30, 2012, and Euro forward and option contracts at December 31, 2011, designated as cash flow hedges were:

Euro Forward Contracts			September 30, 2012		December 31, 2011
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.400	Sell Euro	$-	$-	$25,150	$1,837
Euro	1.200	Sell Euro	-	-	117,941	(9,783)
Euro	1.230	Sell Euro	55,246	(2,636)	-	-
Euro	1.240	Sell Euro	10,850	(462)	-	-
Euro	1.270	Sell Euro	44,450	(890)	-	-
Euro	1.281	Sell Euro	36,814	(458)	-	-
Euro	1.300	Sell Euro	91,000	562	-	-
Total			$238,360	$(3,884)	$143,091	$(7,946)

Euro Option Contracts			September 30, 2012		December 31, 2011
			(In thousands)		(In thousands)
Currency	Strike Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.510	Purchased call option	$-	$-	$27,126	$-
Euro	1.315	Purchased call option	-	-	129,244	5,001
Total			$-	$-	$156,370	$5,001

The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were:

Cash Flow Hedge	Location	September 30, 2012	December 31, 2011
(In thousands)
Euro contracts	Prepaid and other current assets	$476	$1,837
Euro contracts	Other assets	$86	$-
Euro contracts	Accrued liabilities	$2,636	$4,134
Euro contracts	Other long-term liabilities	$1,810	$648

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(3,454)	$3,841	$(1,851)	$(4,835)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(328)	$(440)	$(998)	$146
Net loss recognized in interest and other income, net -- cash flow hedges (3)	$(27)	$-	$(54)	$(19)
Net gain recognized in interest and other income, net -- non-designated contracts (4)	$391	$-	$391	$-
Amount excluded from effectiveness testing	$-	$-	$-	$-

(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive income (loss) (OCI)
(2) Effective portion classified as royalty revenue
(3) Ineffective portion classified as interest and other income, net
(4) Gain on de-designation classified as interest and other income, net

6. Notes and Other Long-term Receivables

Notes and other long-term receivables included the following significant agreements:

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs International, Inc. (Merus Labs) in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013 (Letter of Credit). The Letter of Credit is collateralized by a certificate of deposit reflected on our balance sheet as restricted investment. Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan to Merus Labs bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum, with all interest payable monthly. Merus Labs is required to make annual principal payments of $5.0 million, $7.5 million, $10.0 million, and $12.5 million in 2012, 2013, 2014, and 2015, respectively, with respect of the July 2012 loan. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement (Credit Agreement).

The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

Senior Secured Note Receivable

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable (Senior Secured Note Receivable). In addition to interest, the note gives PDL certain rights to negotiate for certain royalty assets. The note was recorded net of origination fees that are accreted to the note receivable as interest income using the interest method. The note bore interest at 10% per annum, with interest due semi-annually and final interest due at maturity together with the principal.

In August 2012, PDL and the Borrower amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note. The principal of the note receivable will be repaid on March 21, 2014.  Interest will be paid on the $10.0 million note receivable at a rate of 12% per annum with interest payments due semi-annually in March and September, and final interest due at maturity together with the principal. The note was recorded net of origination fees that are accreted to the note receivable as interest income using the interest method. The Company has not assigned a risk grade to the receivable or recorded an allowance for credit loss as PDL anticipates all payments will be received in full when due. No impairment has been recorded as the payments on the note are current.

For fair value information related to our notes and other long-term receivables, see Note 3.

 7. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
(In thousands)
Compensation	$1,872	$1,341
Interest payable	3,087	3,351
Deferred revenue	-	1,713
Foreign currency hedge	2,636	4,134
Dividend payable	21,109	52
Other	2,779	1,018
Total	$31,483	$11,609

8. Commitments and Contingencies

Legal Proceedings

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of F. Hoffmann-LaRoche Ltd. (Roche) and Novartis AG (Novartis), asserting that Avastin, Herceptin, Lucentis and Xolair® (the Genentech Products) do not infringe the supplementary protection certificates (SPCs) granted to PDL by various countries in Europe for each of the Genentech Products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover the Genentech Products. The SPCs covering the Genentech Products effectively extend our European patent protection for our European Patent No. 0 451 216B generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States (U.S.-based Sales). Genentech’s quarterly royalty payments received after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sale of the Genentech Products that are made and sold outside of the United States (ex-U.S.-based Manufacturing and Sales) accounted for approximately 35% of our royalty revenues for the nine months ended September 30, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

The court has scheduled trial to commence on October 7, 2013, however this date is likely to be extended. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $103.0 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp.

As of September 30, 2012, and December 31, 2011, we had a liability of $10.7 million on our Condensed Consolidated Balance Sheets for the estimated fair value of this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

9. Convertible Notes and Non-recourse Notes

		Principal Balance Outstanding	Carrying Value
Description	Maturity Date	September 30, 2012	September 30, 2012	December 31, 2011
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$179,000	$164,065	$-
May 2015 Notes	May 1, 2015	$155,250	142,282	138,952
February 2015 Notes	February 15, 2015	$1,000	990	177,663
Non-recourse Notes	September 15, 2012	$-	-	93,370
Total			$307,337	$409,985

 As of September 30, 2012, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately. For fair value information on our convertible notes and Non-recourse Notes, see Note 3.

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of our February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of our February 2015 Notes. At the conclusion of these transactions, $1.0 million of our February 2015 Notes remained outstanding.

The terms of the Series 2012 Notes are governed by the indenture dated as of January 5, 2012 (Indenture) and include a net share settlement feature, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. The Series 2012 Notes may not be redeemed by the Company prior to their stated maturity date. Our Series 2012 Notes are due February 15, 2015 and bear interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. This is the same interest rate that we pay on the February 2015 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

	September 30, 2012	December 31, 2011
(In thousands)
Principal amount of the Series 2012 Notes	$179,000	$-
Unamortized discount of liability component	(14,935)	-
Net carrying value of the Series 2012 Notes	$164,065	$-

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Contractual coupon interest	$1,287	$-	$3,836	$-
Amortization of debt issuance costs	279	-	826	-
Amortization of debt discount	1,439	-	4,219	-
Total	$3,005	$-	$8,881	$-

As of September 30, 2012, our Series 2012 Notes are convertible into 166.264 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.01 per common share, subject to further adjustment upon certain events including dividend payments. As of September 30, 2012, the remaining discount amortization period was 2.4 years.

Our common stock price did not exceed the conversion threshold price of $7.98 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2012; accordingly the Series 2012 Notes were not convertible at the option of the holder during the quarter ended September 30, 2012. Our common stock did not exceed the conversion threshold price of $7.82 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly the Series 2012 Notes are not convertible at the option of the holder during the quarter ending December 31, 2012. At September 30, 2012, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $50.2 million.

May 2015 Notes

As of September 30, 2012, our May 2015 Notes are convertible into 145.4893 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.87 per common share, subject to further adjustment upon certain events including dividend payments. If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. As of September 30, 2012, the remaining discount amortization period was 2.6 years.

The principal amount, carrying value and unamortized discount of our May 2015 Notes were:

	September 30, 2012	December 31, 2011
(In thousands)
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(12,968)	(16,298)
Net carrying value of the May 2015 Notes	$142,282	$138,952

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Contractual coupon interest	$1,455	$1,455	$4,366	$2,183
Amortization of debt issuance costs	299	290	891	434
Amortization of debt discount	1,130	1,051	3,330	1,570
Total	$2,884	$2,796	$8,587	$4,187

Our common stock price did not exceed the conversion threshold price of $9.12 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2012; accordingly the May 2015 Notes were not convertible at the option of the holder during the quarter ended September 30, 2012. Our common stock did not exceed the conversion threshold price of $8.94 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly the May 2015 Notes are not convertible at the option of the holder during the quarter ending December 31, 2012. At September 30, 2012, the if-converted value of our May 2015 Notes exceeded their principal amount by approximately $18.7 million.

Purchased Call Options

At September 30, 2012, the purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 22.6 million shares of our common stock at a strike price of approximately $6.87, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value.

Warrants

At September 30, 2012, the outstanding warrants of up to 27.5 million shares of common stock underlying our May 2015 Notes, had a strike price of approximately $8.09 per share, subject to additional anti-dilution and certain other customary adjustments.

February 2015 Notes

As of September 30, 2012, our February 2015 Notes aggregate principal amount outstanding was $1.0 million, and were convertible into 166.264 shares of common stock per $1,000 principal amount or approximately $6.01 per common share. As of September 30, 2012, the remaining unamortized issuance costs of approximately $14,000 and the unamortized discount of approximately $10,000 are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period of approximately 2.4 years.

Non-recourse Notes

As of September 30, 2012, there was no remaining balance on our Non-recourse Notes, as they were fully repaid on September 17, 2012.

10. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2012	December 31, 2011
(In thousands)
Accrued lease liability	$10,700	$10,700
Uncertain tax position	12,858	12,774
Compensation	379	-
Foreign currency hedge	1,810	648
Total	$25,747	$24,122

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 14, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

There were no stock-based incentive grants during the three months ended September 30, 2012.  The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2012:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2011	4,710	231	$16.62	137	$6.09
Granted	(117)	-		117	$6.30
Shares released	-	-		(44)	$6.73
Forfeited or cancelled	2	(35)	$18.83	(2)	$6.22
Balance at September 30, 2012	4,595	196	$16.22	208	$6.26

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

In connection with the September 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	166.26	$6.01	September 5, 2012
May 2015 Notes	145.49	$6.87	September 5, 2012
February 2015 Notes	166.26	$6.01	September 10, 2012

13. Income Taxes

For the three and nine months ended September 30, 2012 and 2011, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

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

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income comprises net income and other comprehensive income (loss). We include unrealized net gains on investments held in our available-for-sale securities and unrealized gains (losses) on our cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. Our other comprehensive income (loss) is included in our Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized losses on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Beginning Balance at December 31, 2011	$29	$(1,914)	$(1,885)
Activity for the nine months ended September 30, 2012	(1)	(853)	(854)
Ending Balance at September 30, 2012	$28	$(2,767)	$(2,739)

15. Subsequent Events

Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (Royalty Agreement) with AxoGen, Inc. (AxoGen), pursuant to which PDL will receive specified royalties on AxoGen’s Net Revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term, and provides PDL with high single digit royalties based on AxoGen’s Net Revenues, subject to agreed-upon minimum payments as provided by the Royalty Agreement beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the revenue contract at the end of the fourth year. AxoGen has been granted certain rights to call the revenue contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Credit Agreement

In November 2012, PDL loaned to Wellstat Diagnostics, LLC (Wellstat) pursuant to a Credit Agreement (Credit Agreement) $40 million to be used by Wellstat in connection with its development and commercialization of small point of care diagnostic systems that can perform a wide variety of tests targeting the clinical diagnostics market. Of the $40 million borrowed, Wellstat Diagnostics will use approximately $11.6 million to repay an existing credit facility between PDL and the holders of Wellstat’s equity interests.

Outstanding principal under the Credit Agreement bears interest at the rate of 5.0% per annum, payable quarterly in arrears, in cash or paid-in-kind notes that add to the principal balance.  The Credit Agreement matures at its latest on December 31, 2021.  Wellstat is required to repay the outstanding principal and a specific target internal rate of return amount to PDL at maturity or upon the occurrence of certain key events such as a sale of Wellstat Diagnostics or substantially all of its assets or if Wellstat Diagnostics misses a specified revenue target for fiscal year 2017.  The loan will be considered repaid at any time the aggregate amount of all payments made by Wellstat to PDL, including interest and any royalty payments, equals specified target internal rates of return set forth in the Credit Agreement.  The target internal rates of return depend on whether the date of repayment is on or after December 31, 2014, and is higher after December 31, 2014. Upon commercialization of Wellstat's diagnostic systems, PDL will receive a low double digit royalty on Wellstat Diagnostics' net revenues.

The Credit Agreement is secured by a pledge of substantially all of the assets of Wellstat and a pledge of all of Wellstat’s equity interests by the holders thereof.

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

Recent Developments

September 14, 2012, Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 18, 2012, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2012 will be $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. On September 14, 2012, we paid the regular quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the first nine months of 2012.

In connection with the September 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	145.49	$6.87	September 5, 2012
Series 2012 Notes	166.26	$6.01	September 5, 2012
February 2015 Notes	166.26	$6.01	September 10, 2012

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

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs International, Inc. (Merus Labs) in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013 (Letter of Credit). The Letter of Credit is collateralized by a certificate of deposit reflected on our balance sheet as restricted investment. Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan to Merus Labs bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum, with all interest payable monthly. Merus Labs is required to make annual principal payments of $5.0 million, $7.5 million, $10.0 million, and $12.5 million in 2012, 2013, 2014, and 2015, respectively, in respect of the July 2012 loan. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement (Credit Agreement).

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

Genentech notified PDL on June 18, 2012, that Perjeta is a licensed product. The third quarter royalty payment included royalties on second quarter sales of Perjeta in accordance with Genentech’s license agreements with PDL.

Subsequent Events

Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (Royalty Agreement) with AxoGen, Inc. (AxoGen) pursuant to which PDL will receive specified royalties on AxoGen’s Net Revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term, and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments as provided by the Royalty Agreement beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the revenue contract at the end of the fourth year. AxoGen has been granted certain rights to call the revenue contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Credit Agreement

In November 2012, PDL loaned to Wellstat Diagnostics, LLC (Wellstat) pursuant to a Credit Agreement (Credit Agreement) $40 million to be used by Wellstat in connection with its development and commercialization of small point of care diagnostic systems that can perform a wide variety of tests targeting the clinical diagnostics market. Of the $40 million borrowed, Wellstat Diagnostics will use approximately $11.6 million to repay an existing credit facility between PDL and the holders of Wellstat’s equity interests.

Outstanding principal under the Credit Agreement bears interest at the rate of 5.0% per annum, payable quarterly in arrears, in cash or paid-in-kind notes that add to the principal balance.  The Credit Agreement matures at its latest on December 31, 2021.  Wellstat is required to repay the outstanding principal and a specific target internal rate of return amount to PDL at maturity or upon the occurrence of certain key events such as a sale of Wellstat Diagnostics or substantially all of its assets or if Wellstat Diagnostics misses a specified revenue target for fiscal year 2017.  The loan will be considered repaid at any time the aggregate amount of all payments made by Wellstat to PDL, including interest and any royalty payments, equals specified target internal rates of return set forth in the Credit Agreement.  The target internal rates of return depend on whether the date of repayment is on or after December 31, 2014, and is higher after December 31, 2014. Upon commercialization of Wellstat's diagnostic systems, PDL will receive a low double digit royalty on Wellstat Diagnostics' net revenues.

The Credit Agreement is secured by a pledge of substantially all of the assets of Wellstat and a pledge of all of Wellstat’s equity interests by the holders thereof.

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

The following is a list of our U.S. patents within our Queen et al. patent portfolio:

Application Number	Filing Date	Patent Number	Issue Date	Expiration Date
08/477,728	06/07/95	5585089	12/17/96	06/25/13
08/474,040	06/07/95	5693761	12/02/97	12/02/14
08/487,200	06/07/95	5693762	12/02/97	06/25/13
08/484,537	06/07/95	6180370	01/30/01	06/25/13

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

The European Patent No. 0 451 216B (‘216B Patent) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates (SPCs) for the Avastin®, Herceptin, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. These SPCs effectively extend our patent protection with respect to these products generally until December 2014, except that most of our SPCs for Herceptin will expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

Licensing Agreements

We have entered into licensing agreements with numerous entities that are independently developing or have developed humanized antibodies under which we have licensed certain rights under our Queen et al. patents to make, use, sell, offer for sale and import humanized antibodies. We receive royalties on net sales of products that are made, used or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Additionally, we receive minimal annual maintenance fees, as well as periodic milestone payments, from licensees of our Queen et al. patents prior to patent expiry. Total annual milestone payments in each of the last several years have been less than one percent of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents. Each of our licenses provides for certain audit rights with respect to royalty payments from our licensees, and we have established a regular process of routinely auditing our royalty paying licensees to ensure compliance with the payment provisions in our licenses with them.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech, Inc. (Genentech)	Avastin
Herceptin
Xolair
Lucentis
Perjeta

Elan Corporation, Plc (Elan)	Tysabri

Chugai Pharmaceutical Co., Ltd. (Chugai)	Actemra®

For the three months ended September 30, 2012 and 2011, we received royalty revenues under license agreements of $85.2 million and $83.4 million, respectively, and for the nine months ended September 30, 2012 and 2011, we received royalty revenues under license agreements of $288.5 million and $278.8 million, respectively.

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

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we receive from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter have been and are expected to continue to be higher than the average royalty rates for following quarters. The average royalty rates for payments we receive from Genentech are generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the one percent royalty rate.

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

Manufacturing Split
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Avastin
Ex-U.S.-based Sales	56%	56%	56%	56%
Ex-U.S.-based Manufacturing and Sales	29%	19%	25%	19%
Herceptin
Ex-U.S.-based Sales	70%	73%	70%	72%
Ex-U.S.-based Manufacturing and Sales	37%	43%	38%	38%
Lucentis
Ex-U.S.-based Sales	65%	60%	62%	58%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Xolair
Ex-U.S.-based Sales	39%	41%	39%	40%
Ex-U.S.-based Manufacturing and Sales	39%	41%	39%	40%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the shift in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the nine months ended September 30, 2012 and 2011, PDL received royalties generated from three of Genentech’s licensed products that were ex-U.S.-based manufactured and sold: Herceptin, Avastin and Xolair. Roche has announced that there are new plants in Singapore for the production of Avastin and Lucentis. Roche has also expanded its Penzberg, Germany plant that currently manufactures Herceptin. The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. Our licensing agreements with Genentech entitle us to royalties following the expiration of our patents with respect to sales of products manufactured prior to patent expiry in jurisdictions providing patent protection.

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

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product manufactured in the U.S. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products that are not currently marketed. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, trastuzumab-DM1 (T-DM1) which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent, DM1, is being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. An additional example is the Eli Lilly and Company (Lilly) licensed antibody for the treatment of Alzheimer’s disease. Lilly has reported that both of its Phase 3 trials did not meet the primary endpoints of cognitive and functional benefits. A pre-specified secondary subgroup analysis of the pooled data from both Phase 3 trials showed that solanezumab slowed the cognitive decline in patients with mild disease but not patients with moderate disease. Lilly has said that it plans to discuss the data with regulatory authorities. If Lilly’s antibody for Alzheimer’s disease is approved, we would receive royalties on sales of solanezumab manufactured before patent expiration, as well as be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the two percent royalty payable for “know-how” runs for 12.5 years after the product’s initial commercialization.

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

Critical Accounting Policies and Uses of Estimates

During the nine months ended September 30, 2012, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, except for the foreign currency hedging presented below.

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts and option contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. We do not enter into speculative transactions. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties based on the Euro are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

During the third quarter of 2012, we de-designated and terminated a portion of our 2013 hedges, due to our determination that certain cash flow under the de-designated contracts were probable to not occur. The gain realized was reclassified from other comprehensive income (loss) to other income in the third quarter.

Operating Results

Three and nine months ended September 30, 2012, compared to three and nine months ended September 30, 2011

Revenues

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(Dollars in thousands)
Revenues
Royalties	$85,231	$83,370	2%	$288,479	$278,833	3%
License and other	-	400	-100%	-	10,400	-100%
Total revenues	$85,231	$83,770	2%	$288,479	$289,233	0%

Total royalty revenues were $85.2 million and $83.4 million for the three months ended September 30, 2012 and 2011, respectively, and consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased two percent for the three months ended September 30, 2012, when compared to the same period in 2011. The growth is primarily driven by increased royalties in the second quarter of 2012 of Avastin, Lucentis and Xolair by our licensees. Net sales of Avastin, Herceptin, Lucentis, Xolair and Perjeta, are subject to a tiered royalty rate except in the case when the product is ex-U.S. Manufactured and Sold, in which case it is subject to a flat three percent royalty rate.

Total revenues were $288.5 million and $289.2 million for the nine months ended September 30, 2012 and 2011, respectively, and consist of royalty revenues as well as license and other revenues including, for the nine months ended September 30, 2011, a one-time $10.0 million payment from our legal settlement with UCB Pharma, S.A. (UCB) resolving all legal disputes between the two companies, including those relating the UCB’s pegylated humanized antibody fragment, Cimzia®, and PDL’s patents known as the Queen et al. patents.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for ten percent or more of our total revenues:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2012	2011	2012	2011
Genentech	Avastin	30%	28%	31%	30%
	Herceptin	36%	38%	35%	34%
	Lucentis	15%	15%	18%	16%

Elan	Tysabri	14%	14%	12%	11%

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

As a result of our Euro forward contracts, royalty revenues recognized decreased $0.5 million and $0.7 million, for the three months ended September 30, 2012 and 2011, respectively, and for the nine months ended September 30, 2012 and 2011, royalty revenues recognized increased (decreased) $(1.5) million and $0.2 million, respectively.

Operating Expenses

	Three Months Ended September 30,		Change from Prior	Nine Months Ended September 30,		Change from Prior
	2012	2011	Year %	2012	2011	Year %
(In thousands)
Operating expenses
General and administrative	$5,647	$3,960	43%	$17,737	$13,516	31%

The increase in operating expenses was primarily driven by legal expenses, efforts to acquire new revenue generating assets and compensation related expenses.

Non-operating Expense, Net

For the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, non-operating expense, net, decreased primarily due to lower interest expense as a result of our quarterly repayment of the principal balance of our Non-recourse Notes, offset, in part, by increased interest expense on our Series 2012 Notes and our May 2015 Notes. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar non-convertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion. Non-cash interest expense, in accordance with the accounting guidance, for the Series 2012 Notes and May 2015 Notes was $2.6 million and $7.5 million for the three and nine months ended September 30, 2012, respectively.

Income Taxes

Income tax expense was primarily derived by applying the federal statutory income tax rate of 35% to operating income before income taxes.

Net Income per Share

Net income per share for the three and nine months ended September 30, 2012 and 2011, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income per basic share	$0.35	$0.33	$1.16	$1.15
Net income per diluted share	$0.32	$0.28	$1.08	$0.88

Net income for the three months ended September 30, 2012 was $48.6 million as compared with net income of $45.9 million for the same period of 2011.  Net income for the nine months ended September 30, 2012 was $162.3 million as compared to net income of $160.4 million for the same period of 2011.

In 2011 and early 2012, we restructured two of our convertible notes to "net share settle." As a result, we removed potentially dilutive shares from the diluted earnings per share calculation.  The actual effect for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, was the elimination of approximately 17.5 million and 36.2 million potentially dilutive shares, respectively.  Net income per diluted share for the third quarter of 2012 was $0.32 as compared with net income per diluted share of $0.28 for the same period of 2011. Net income per diluted share for the nine months ended September 30, 2012 was $1.08 as compared to net income per diluted share of $0.88 for the same period of 2011.  These increases in net income per diluted share were primarily the result of the elimination of the potentially dilutive shares.

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues and public and private placements of debt and equity securities. We currently have fewer than ten employees managing our intellectual property, our licensing operations and other corporate activities, as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments of $160.4 million and $227.9 million, excluding restricted investment, at September 30, 2012, and December 31, 2011, respectively. The $67.5 million decrease was primarily attributable to principal repayment on our Non-recourse Notes of $93.4 million, payment of dividends of $62.9 million, cash advanced on notes receivable of $48.3 million, purchase of a $20.0 million certificate of deposit in connection with the Merus Labs Letter of Credit, recorded as restricted investment, and the $0.8 million incentive payment on our Series 2012 Notes exchange transaction, offset, in part, by net cash provided by operating activities of $158.6 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. As such, we are pursuing the acquisition of new revenue generating assets if we believe we can acquire such assets on terms that allow us to generate a profitable return to our stockholders.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing revenue generating assets, buying back our convertible notes, repurchasing our common stock, paying dividends or selling the Company. On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. The third of such dividends was paid on September 14, 2012. As of September 30, 2012, we have accrued $21.1 million for the remaining 2012 dividend payment.

Convertible Notes

Series 2012 Notes

In January 2012, we completed a debt exchange transaction where we exchanged $169.0 million aggregate principal of new 2.875% Series 2012 Convertible Notes due February 15, 2015 (Series 2012 Notes) for an identical principal amount of our February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered totaling approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of our 2.875% Convertible Senior Notes due February 15, 2015 (February 2015 Notes). Like our 3.75% Senior Convertible Notes due May 1, 2015 (May 2015 Notes), our Series 2012 Notes net share settle. At the time of the exchange, the effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes reduced 27.8 million shares of potential dilution to our stockholders.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 166.264 shares of the Company’s common stock per $1,000 of principal amount or approximately $6.01 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of September 30, 2012, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $50.2 million. However, our common stock price did not exceed the threshold price of $7.98 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2012; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended September 30, 2012.  Our common stock did not exceed the conversion threshold price of $7.82 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly, the Series 2012 Notes are not convertible at the option of the holder during the quarter ending December 31, 2012.

May 2015 Notes

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

Upon conversion of May 2015 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our May 2015 Notes are convertible into 145.4893 shares of the Company’s common stock per $1,000 of principal amount or approximately $6.87 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of September 30, 2012, $155.3 million of our May 2015 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $18.7 million. However, our common stock price did not exceed the threshold price of $9.12 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2012; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended September 30, 2012.  Our common stock did not exceed the conversion threshold price of $8.94 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending December 31, 2012.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices, subject to further adjustment upon certain events including dividends, are approximately $6.87 and $8.09, for the purchased call options and warrants, respectively.

If the share price is above $6.87, but below $8.09, upon conversion of our May 2015 Notes, the purchased call options will offset share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $8.09, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $8.09. For example, a ten percent increase in the share price above $8.09 would result in the issuance of 1.7 million incremental shares upon exercise of the warrants. If our share price increases, additional dilution would occur. The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2012.

February 2015 Notes

As of September 30, 2012, $1.0 million of our February 2015 Notes were outstanding. In January and February 2012, we exchanged $179.0 million of new Series 2012 Notes for an identical amount of our February 2015 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 166.264 shares of common stock per $1,000 principal amount or $6.01 per share of common stock, subject to further adjustment upon certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Non-recourse Notes

In November 2009, we completed a $300.0 million securitization transaction whereby we monetized 60% of the net present value of the estimated future five-year royalties (the Genentech Royalties) from sales of Avastin, Herceptin, Lucentis, Xolair (the Genentech Products) and future products, if any, that Genentech may take a license under our related agreements with Genentech. We used most of the proceeds from this securitization to pay shareholders a special dividend in December 2009. Our Non-recourse Notes due March 15, 2015 (Non-recourse Notes), bore interest at 10.25% per annum, payable quarterly in arrears, and were issued in a non-registered offering by QHP, a Delaware limited liability company, and newly formed, wholly-owned subsidiary of PDL. The Genentech Royalties and other payments, if any, that QHP is entitled to receive under the agreements with Genentech, together with any funds made available from certain accounts of QHP, were the sole source of payment of principal and interest on our Non-recourse Notes, which were secured by a continuing security interest granted by QHP in its rights to receive the Genentech Royalties. The amount of the quarterly repayment of the principal of our Non-recourse Notes varied  based upon the amount of quarterly Genentech Royalties received. In September 2012 our Non-recourse Notes were paid in full and retired.

Contractual Obligations

As of September 30, 2012, our contractual obligations consisted primarily of our Series 2012, our May 2015 Notes and our February 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 Notes and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change as discussed above.

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

Notes Receivable

Notes receivable included the following significant agreements:

Merus Labs Note Receivable and Credit Agreement

In July 2012, we provided cash of $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets (the Assets). In addition, we agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the Assets may draw upon to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013 (Letter of Credit). The Letter of Credit is collateralized by a certificate of deposit reflected on our balance sheet as restricted investment. Draws on the Letter of Credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the Letter of Credit bear interest at the rate of 14.0% per annum with all interest payable monthly. Merus Labs is required to make annual principal payments of $5.0 million, $7.5 million, $10.0 million, and $12.5 million in 2012, 2013, 2014, and 2015, respectively. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances under the terms set forth in the credit agreement (Credit Agreement)

The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

Senior Secured Note Receivable

In March 2012, we provided cash of approximately $7.4 million net of origination fees through a senior secured note receivable with a two-year term. In addition to interest, the note gives PDL certain rights to negotiate for certain royalty assets. In August 2012, PDL and the Borrower amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5M note. The principal of the note receivable will be repaid on March 21, 2014.  Interest will be paid on the $10 million note receivable at a rate of 12% per annum with interest payments due semi-annually and final interest due at maturity together with the principal. The note was recorded net of origination fees that are accreted to the note receivable as interest income using the interest method. The Company has not assigned a risk grade to the receivable or recorded an allowance for credit loss as PDL anticipates all payments will be received in full when due. No impairment has been recorded as the payments on the note are current.

Lease Guarantee

In connection with the spin-off of Facet Biotech Corporation (Facet) in 2008, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the spin-off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $103.0 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, related to this guarantee.

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

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts and option contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. Our current contracts extend through the fourth quarter of 2014 and are all classified for accounting purposes as cash flow hedges. We continue to monitor the change in the Euro exchange rate and regularly purchase additional forward contracts to achieve hedged rates that approximate the average exchange rate of the Euro over the year, which we anticipate will better offset potential changes in exchange rates than simply entering into larger contracts at a single point in time.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into forward contracts with more favorable rates than the rate that was insured by the previous contracts. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. In August 2012, we de-designated and terminated certain forward contracts, recording a gain of approximately $391,000 in other income. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts that was then exchanged for new hedges of 2014 Euro-denominated royalties. These 2014 hedges were entered into at a rate more favorable than the market rate as of the date of the exchange.

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties is reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(3,454)	$3,841	$(1,851)	$(4,835)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(328)	$(440)	$(998)	$146
Net loss recognized in interest and other income, net -- cash flow hedges (3)	$(27)	$-	$(54)	$(19)
Net gain recognized in interest and other income, net -- non-designated contracts (4)	$391	$-	$391	$-
Amount excluded from effectiveness testing	$-	$-	$-	$-

(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive income (loss) (OCI)
(2) Effective portion classified as royalty revenue
(3) Ineffective portion classified as interest and other income, net
(4) Gain on de-designation classified as interest and other income, net

Interest Rate Risk

Our investment portfolio was approximately $176.7 million at September 30, 2012, and $224.8 million at December 31, 2011, and consisted of investments in Rule 2a-7 money market funds, certificate of deposits, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. Treasury securities. If market interest rates were to have increased by one percent, there would have been no material impact on the fair value of our portfolio.

The fair value of our convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of our convertible notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our convertible notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry our convertible notes at fair value, but present the fair value of the principal amount of our convertible notes for disclosure purposes only. At September 30, 2012, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75%, our Series 2012 Notes at a fixed rate of 2.875% and our February 2015 Notes at a fixed interest rate of 2.875%. At December 31, 2011, our convertible notes consisted of our May 2015 Notes at a fixed interest rate of 3.75% and our February 2015 Notes at a fixed interest rate of 2.875%.

The fair value of our convertible notes was $431.9 million at September 30, 2012, and $347.6 million at December 31, 2011. The fair value was based on quoted market pricing and dealer quotes. The principal amount of our convertible notes, which consists of the combined debt and equity components, was $335.3 million at September 30, 2012, and December 31, 2011.

The fair value of our Non-recourse Notes was estimated to be zero at September 30, 2012, and $95.2 million at December 31, 2011, based on available pricing information. Our Non-recourse Notes were fully repaid on September 17, 2012.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of the Genentech Products that are both manufactured and sold outside of the United States. Royalties on sales of the Genentech Products that are ex-U.S.-based Manufacturing and Sales accounted for approximately 35% of our royalty revenues for the nine months ended September 30, 2012. Based on announcements by Roche regarding moving more manufacturing outside of the United States, we expect this amount to increase in the future.

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

The court has scheduled trial to commence on October 7, 2013, however this date is likely to be extended. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

Except as set forth below, during the nine months ended September 30, 2012, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

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

Our current and future acquisitions or other material revenue generating asset transactions may not produce the anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, undersecured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

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

Some of these revenue generating acquisitions expose us to credit risk in the event of default by the counterparty.  To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty.  Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular revenue generating assets.  This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay.  Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

ITEM 6.                      EXHIBITS

12.1*	Ratio of Earnings to Fixed Charges

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**
Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**
Certification by the Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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

Dated: November 5, 2012 PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Bruce Tomlinson
Bruce Tomlinson
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Caroline Krumel
Caroline Krumel
Vice President of Finance (Principal Accounting Officer)