Form 10-K
period 2012-12-31
PDL BIOPHARMA, INC.
filed 2013-03-01
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-19756
___________________________________________
PDL BioPharma, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	94-3023969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

932 Southwood Boulevard
Incline Village, Nevada 89451
(Address of principal executive offices)

Registrant’s telephone number, including area code
(775) 832-8500
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $925,223,899.

As of February 15, 2013, the registrant had outstanding 139,982,837 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2013 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2012 Form 10-K Annual Report

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
APIC	Additional paid-in-capital
ASU	Accounting Standards Update
AxoGen	AxoGen, Inc.
BioTransplant	BioTransplant, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
Facet
Facet Biotech Corporation. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
MedImmune	MedImmune, LLC
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Pfizer	Pfizer, Inc.
PLMA	Patent licensing master agreement
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue interests purchase agreement between PDL and AxoGen.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
T-DM1	Trastuzumab-DM1
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
UCB	UCB Pharma S.A.
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

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

ITEM 1.          BUSINESS

Overview

PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer, immunologic diseases and other medical conditions. Today, PDL is focused on intellectual property asset management, investing in income generating assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products that are manufactured or launched before final patent expiry in December 2014 or which are otherwise subject to a royalty for licensed know-how under our agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees' net sales of covered antibodies.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing income generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, paying dividends or selling the Company. At the beginning of each fiscal year, our board of directors reviews the Company's total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company's liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business previously included a biotechnology operation that was focused on the discovery and development of novel antibodies. We spun-off the operation to our stockholders as Facet in December 2008.

2013 Dividends

We currently utilize dividends to increase return for our stockholders. On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payments for the year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

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

Our U.S. '761 patent, which is the last to expire of our U.S. patents, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 patent will typically extend to the use or sale of compositions made with those methods and/or materials.

Our '216B patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B patent. The SPCs effectively extend our patent protection with respect to SPC Products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. Royalties on the sale of the Genentech Products that are made and sold outside the United States accounted for approximately 38% of our royalty revenues for the year ended December 31, 2012.

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. We receive royalties on net sales of products that are made, used and/or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We also expect to receive annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Our total revenues from U.S. based licensees were $133.8 million, $137.3 million and $130.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our total revenues from foreign based licensees were $240.7 million, $224.7 million and $214.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the U.S. Food and Drug Administration and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Elan	Tysabri®
Chugai	Actemra®

For the years ended December 31, 2012, 2011 and 2010, we received royalty revenues under our license agreements of approximately $374.5 million, $351.6 million and $343.5 million, respectively.

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products. Our license agreement with Genentech entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. Our master patent license agreement with Genentech provides for a tiered royalty structure under which the royalty rate Genentech must pay on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

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

With respect to ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3.0% based on 95% of the underlying gross sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. The percentage of net global sales that were generated outside of the United States and the percentage of net global sales that were ex-U.S.-based Manufacturing and Sales are outlined in the following table:

	Year Ended December 31,
	2012	2011	2010
Avastin
Ex-U.S.-based sales	56%	55%	50%
Ex-U.S.-based Manufacturing and Sales	29%	21%	21%
Herceptin
Ex-U.S.-based sales	69%	71%	70%
Ex-U.S.-based Manufacturing and Sales	37%	35%	44%
Lucentis
Ex-U.S.-based sales	63%	59%	56%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Perjeta
Ex-U.S.-based sales	1%	0%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	39%	40%	35%
Ex-U.S.-based Manufacturing and Sales	39%	40%	35%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the years ended December 31, 2012, 2011 and 2010, PDL received royalties from ex-U.S. based Manufacturing and Sales of three of Genentech’s licensed products: Herceptin, Avastin and Xolair. Roche, Genentech's parent company, produces Avastin and Herceptin in plants in Basel, Switzerland and Penzberg, Germany, respectively. Roche has announced that there are new plants in Singapore for the potential production of Avastin and Lucentis.

The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

On June 8, 2012, Genentech announced that the U.S. Food and Drug Administration approved Perjeta (pertuzumab). Perjeta is approved in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease. PDL began receiving royalties generated from Perjeta during the year ended December 31, 2012.

On December 14, 2012, Genentech announced that the European Union's Committee for Medicinal Products for Human Use has given a positive opinion for the use of Perjeta in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease.

Elan

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product manufactured in the U.S. prior to patent expiry. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products that are not currently marketed. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, trastuzumab-DM1 which is an experimental, antibody-drug conjugate that links Herceptin to a cytotoxic, or cell killing agent is being developed by Genentech. This approach is designed to increase the already significant tumor fighting ability of Herceptin by coupling it with an additional cell killing agent that is efficiently and simultaneously delivered to the targeted cancer cells by the antibody. An additional example is the Lilly licensed antibody for the treatment of Alzheimer’s disease. If Lilly’s antibody for Alzheimer’s disease is approved, we would receive royalties on sales of solanezumab manufactured before patent expiration, as well as be entitled to receive a royalty based on a “know-how” license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the two percent royalty payable for “know-how” runs for 12.5 years after the product’s initial commercialization.

Protection of our Intellectual Property

Our intellectual property, namely our Queen et al. patents and related license agreements, are integral to our business and generate nearly all of our revenues. Protection of our intellectual property is key to our success.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. Our SPCs effectively extend our European patent protection for the '216B patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products and have been without reservation of rights.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on ex-U.S.-based Manufacturing and Sales of the Genentech Products accounted for approximately 38% of our royalty revenues for the year ended December 31, 2012.

We believe that the SPCs are enforceable, that Genentech’s letter violates the terms of the 2003 settlement agreement between the two companies and that Genentech owes us royalties on sales of all of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

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

The 2003 settlement agreement was entered into as part of a definitive agreement resolving intellectual property disputes between the two companies at that time. The agreement limits Genentech’s ability to challenge infringement of our patent rights and waives Genentech’s right to challenge the validity of our patent rights. Certain breaches of the 2003 settlement agreement as alleged by our complaint require Genentech to pay us liquidated and other damages of potentially greater than one billion dollars. This amount includes a retroactive royalty rate of 3.75% on past U.S.-based Sales of the Genentech Products and interest, among other items. We may also be entitled to either terminate our license agreements with Genentech or be paid a flat royalty of 3.75% on future U.S.-based Sales of Avastin, Herceptin, Lucentis and Xolair.

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

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expire in December 2014, with the obligation to pay royalties under our various license agreements expiring sometime thereafter. We do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016. Consequently, we are acquiring income generating assets if such assets can be acquired on terms that allow us to increase the return to our stockholders. We primarily focus our income generating asset acquisition strategy on commercial stage therapies and devices having strong economic fundamentals and intellectual property protection.

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note, which bore interest at 12% per annum.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company is to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company.

The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. Subsequently, PDL has agreed to provide up to $7.9 million to Wellstat diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement.

As a result of the foregoing default, we prepared an impairment analysis of the Wellstat Diagnostics' note receivable as of December 31, 2012. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. Therefore, we evaluated impairment by assessing the estimated fair value of the collateral. We concluded that no impairment existed as of December 31, 2012, because the estimated fair value of the collateral exceeded the carrying value of the note.

On January 27, 2012, PDL and Hyperion Catalysis International, Inc. (Hyperion) entered into a Purchase and Sale Agreement (Agreement) whereby Hyperion sold to PDL the right to receive two milestone payments due from Showa Denka K.K. in 2013 and 2014 in exchange for a lump sum payment to Hyperion.  PDL received the first payment of $1.2 million on February 28, 2013.  The second and final payment of $1.2 million is due in the first week of March 2014.  Hyperion may opt to prepay any payment amount due to PDL at any time without penalty.
Hyperion is a mature company with proven technology, licensees and revenue streams, so there was no indication of impairment at December 31, 2012.  However, Hyperion shares common equity holders with Wellstat Diagnostics.  As a result of the breach by Wellstat Diagnostics of the Credit Agreement between PDL and Wellstat Diagnostics, the Company reviewed the Hyperion Agreement for impairment.  While no payment is due from the Hyperion Agreement until the first week of March 2014, PDL management was concerned that the payment would not be received, given Hyperion's shareholders' breach of the credit agreement of Wellstat Diagnostics.  To ensure that the Hyperion March 2013 payment of $1.2 was received, PDL included the Hyperion March 2013 payment in the Wellstat Diagnostics forbearance agreement, signed on February 28, 2013.
A discounted cash flow (DCF) analysis supports the $2.3 million carrying value of the Hyperion Agreement at December 31, 2012.  Based upon the DCF and the guarantee provided in the Wellstat Diagnostics forbearance agreement, management believes that all amounts due will be received and believes there is no impairment of the Hyperion Agreement.  Therefore, no adjustment or reserve was required to the $2.3 million carrying value of the Agreement as of December 31, 2012.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the assets may draw upon on July 11, 2013, to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013. Draws on the letter of credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the letter of credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (the Royalty Agreement) with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on December 31, 2012.

In addition, at any time after September 30, 2016, AxoGen, at its option, can call to repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Under the Royalty Agreement, during its term the Company is entitled to designate an individual to be a member of AxoGen's Board of Directors. The Company has exercised this right and on October 5, 2012, upon close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's Board of Directors.

Convertible Notes

We have actively worked to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in January 2012, we exchanged and subsequently retired $169.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged and subsequently retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Our Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders at the time of the exchange.

Effect of December 14, 2012, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	169.525	$5.90	December 5, 2012
May 2015 Notes	148.3827	$6.74	December 5, 2012
February 2015 Notes	169.525	$5.90	December 10, 2012

Major Customers

Our revenues consist almost entirely of royalties. We also receive periodic milestone payments from licensees of our Queen et al. patents and may continue to receive payments if the licensed products in development achieve certain development milestones. In addition, we will receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. In 2012, 2011 and 2010, Genentech accounted for 85%, 86%, and 86% of our revenues, respectively, and Elan accounted for 13%, 12% and 10% of our revenues, respectively.

Employees

As of December 31, 2012, we had less than ten full-time employees managing our intellectual property, our licensing operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire additional sources of revenue, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

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

Unless we are able to acquire patents or other sources of revenue on commercially reasonable terms, we will no longer generate revenues sufficient to sustain an ongoing public company once our licensees have sold all their inventory of licensed product that entitles us to receive royalty payments. If we are unsuccessful in acquiring additional new sources of revenue sufficient to sustain our business, we will liquidate or sell our business.

If we fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of our common stock would likely drop significantly.

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment would severely reduce our future revenues.

Our ‘216B Patent in Europe was granted in 1996 by the European Patent Office. The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover the SPC Products to the extent these products are made and/or sold in Europe. These SPCs generally expire in 2014.

While our SPCs extend the period of enforceability of our ‘216B Patent against the SPC Products, their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national patent offices or national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims, whether the product named in the SPC is protected by the underlying patent in accordance with controlling European law and/or whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions. In addition, the European Court of Justice has the authority to interpret the SPC regulation and could do so in a manner that materially impacts the enforceability of our SPCs against the SPC Products. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 38%, 33%, and 35% of our royalty revenues for the years ended December 31, 2012, 2011 and 2010. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Item 3—Legal Proceedings.”

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

Although we regularly exercise our royalty audit rights, we rely in the first instance on our licensees to accurately report sales and calculate and pay applicable royalties and, upon exercise of such royalty audit rights, we rely on licensees cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies to enforce our agreements.

We derive a significant portion of our royalty revenues from Genentech and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development, as well as continued performance by Genentech of its obligations under its agreements with us.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents of which the Genentech Products accounted for 85%, 86% and 86% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our future success, at least prior to the expiration of the Queen et al. patents, depends upon the continued market acceptance of the Genentech Products and upon the ability of Genentech to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of Genentech Products could have a material adverse effect on our business.

In addition, our business and results of operations also depend on Genentech continuing to perform its obligations under its license agreements with us.

In August 2010, we received a letter from Genentech on behalf of Roche and Novartis asserting that Avastin, Herceptin, Lucentis and Xolair do not infringe our SPCs. If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on ex-U.S.-based Manufacturing and Sales of Avastin, Herceptin,

Lucentis and Xolair. These royalties accounted for approximately 38%, 33%, and 35% of our royalty revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

We believe that these SPCs are enforceable and intend to vigorously assert our SPC-based patent rights. If we are unable to resolve the dispute with Genentech, we will incur significant additional costs and senior management time in asserting our rights under our various agreements with Genentech, whether through continued litigation, arbitration or otherwise. To the extent Genentech stops or reduces payment of royalties on ex-U.S.-based Manufacturing and Sales of Avastin, Herceptin, Lucentis and Xolair, this would have a material negative impact on our cash flow and our ability to pay dividends in the future. See “Item 3—Legal Proceedings.”

Our licensees may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals for new products, and they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues.

Our licensees are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’ products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. Our licensees could also choose to voluntarily remove their licensed products from marketing and commercial distribution. In any of these cases, our revenues could be materially and adversely affected. For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. In 2005, Tysabri, was temporarily suspended and then returned to the market. In such cases, our revenues could be materially and adversely affected.

In addition, the current regulatory framework could change, or additional regulations could arise at any stage during our licensees’ product development or marketing which may affect our licensees’ ability to obtain or maintain approval of their licensed products. Delays in our licensees receiving regulatory approval for licensed products or their failure to maintain existing regulatory approvals could have a material adverse effect on our business.

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

Our current and future acquisitions of other material income generating asset transactions may not produce anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, undersecured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire income generating assets, whether royalty based or otherwise, or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these income generating acquisitions expose us to credit risk in the event of default by the counterparty. To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular income generating assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

We may use cash from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of dividends to our stockholders.

As of December 31, 2012, $179.0 million in principal remained outstanding under our Series 2012 Notes, $155.3 million in principal remained outstanding under our May 2015 Notes and $1.0 million in principal remained outstanding under our February 2015 Notes. At maturity, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on February 15, 2015, we will have to pay the full aggregate principal amount of our Series 2012 Notes, $179.0 million as of December 31, 2012.

Holders of the February 2015 Notes may convert their notes at any time, at the holder’s election. Holders of the May 2015 Notes and Series 2012 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, in the case of our May 2015 Notes, and December 31, 2011, in the case of our Series 2012 Notes, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after November 1, 2014, in the case of our May 2015 Notes, and August 15, 2014, in the case of our Series 2012 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. These notes are net-share settled. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their May 2015 Notes or Series 2012 Notes, because our May 2015 Notes and Series 2012 Notes are net share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our May 2015 Notes and Series 2012 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We may use cash from time to time a certain amount of cash in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any royalty asset acquisition. In addition, we may redeem (except in the case of our Series 2012 Notes that are unredeemable by us), repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

The conversion of any of our February 2015 Notes, our May 2015 Notes or our Series 2012 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

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

The conversion rate as of December 31, 2012, for our February 2015 Notes and Series 2012 Notes is 169.525 shares of common stock per $1,000 principal amount or a conversion price of approximately $5.90 per share of common stock and the conversion rate for our May 2015 Notes is 148.3827 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.74 per share of common stock. Because the conversion rates of these convertible notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders may experience more dilution if any or all of these convertible notes are converted into shares of our common stock after the adjusted conversion rates became effective.

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

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ deficit. In connection with hedging these transactions, the counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of our May 2015 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of our May 2015 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of our May 2015 Notes.

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

Changes in the third-party reimbursement environment may affect product sales from which we receive royalty revenues.

Sales of products from which we receive royalties will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Affordable Care Act; the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our royalties. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

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

A material portion of our royalties are calculated based on sales in currencies other than the U.S. dollar. Fluctuations in foreign currency rates, particularly the Euro, relative to the U.S. dollar can significantly affect our revenues and operating results. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. For example, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar exchange rates remained unchanged. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year.

To compensate for Euro currency fluctuations, we hedge Euro currency exposures with Euro forward and option contracts, to offset the risks associated with these Euro currency exposures. We may suspend the use of these contracts from time to time or we may be unsuccessful in our attempt to hedge our Euro currency risk. We will continue to experience foreign currency related fluctuations in our royalty revenues in certain instances when we do not enter into foreign currency exchange contracts or where it is not possible or cost effective to hedge our foreign currency related exposures. Currency related fluctuations in our royalty revenues will vary based on the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency exchange contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

We must attract, retain and integrate key employees in order to succeed. It may be difficult to recruit, retain and integrate key employees.

To be successful, we must attract, retain and integrate qualified personnel. Our business is intellectual property asset management, investing in income generating assets and maximizing the value of our patent portfolio and related assets, which requires only a small number of employees. Due to the potential short-term nature and remote location of our company, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $100.3 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party. See “Item 2—Properties.”

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease approximately 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2014. We may, at our option, extend the term of this lease.

In July 2006, we entered into two leases and a sublease for the facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Under the amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments under which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease term or terminate the leases, and Facet assumed all of our obligations under the leases. Under the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet. To date, Facet has satisfied all obligations under the Redwood City lease.

ITEM 3.           LEGAL PROCEEDINGS

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that the Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe for covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. The SPCs covering the Genentech Products effectively extend our European patent protection for the '216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 38% of our royalty revenues for the year ended December 31, 2012.

We believe that the SPCs are enforceable, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of Avastin, Herceptin, Lucentis and Xolair.

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

	High	Low
2012
First Quarter	$6.60	$6.00
Second Quarter	$6.68	$6.03
Third Quarter	$7.86	$6.49
Fourth Quarter	$8.43	$6.95
2011
First Quarter	$6.40	$4.66
Second Quarter	$6.70	$5.70
Third Quarter	$6.44	$5.40
Fourth Quarter	$6.46	$5.15

As of February 15, 2013, we had approximately 137 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners which deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

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

On January 23, 2013, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

On January 18, 2012, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock. On March 14, June 14, September 14 and December 14 of 2012, we paid quarterly cash dividends of approximately $21.0 million or $0.15 per share to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively.

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

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2007, and December 31, 2012, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2007, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
PDL BioPharma, Inc.	$100.00	$71.29	$112.61	$120.03	$132.10	$163.53
Nasdaq Biotechnology Index	$100.00	$93.40	$103.19	$113.89	$129.12	$163.33
Nasdaq Composite Index	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78

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

Consolidated Statements of Income Data

	For the Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Revenues:
Royalties	$374,525	$351,641	$343,475	$305,049	$278,713
License and other	—	10,400	1,500	13,135	15,483
Total revenues	374,525	362,041	344,975	318,184	294,196
General and administrative expenses	25,469	18,338	41,396	21,064	51,544
Accrued legal settlement expense	—	—	92,500	—	—
Operating income	349,056	343,703	211,079	297,120	242,652
Non-operating income (expense), net	(21,923)	(36,275)	(60,709)	(16,835)	682
Income from continuing operations before income taxes	327,133	307,428	150,370	280,285	243,334
Income tax expense	115,464	108,039	58,496	90,625	5,014
Income from continuing operations	211,669	199,389	91,874	189,660	238,320
Loss on discontinued operations, net of income taxes (1)	—	—	—	—	(169,933)
Net income	$211,669	$199,389	$91,874	$189,660	$68,387
Net income per basic share:
Continuing operations	$1.52	$1.43	$0.73	$1.59	$2.01
Net income	$1.52	$1.43	$0.73	$1.59	$0.58
Net income per diluted share:
Continuing operations	$1.45	$1.15	$0.54	$1.07	$1.48
Net income	$1.45	$1.15	$0.54	$1.07	$0.47
Dividends per share:
Cash dividends declared and paid	$0.60	$0.60	$1.00	$2.67	$4.25
Stock distribution in connection with the Spin-Off of Facet	$—	$—	$—	$—	$2.60

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Cash, cash equivalents, investments and restricted investments	$168,689	$227,946	$248,229	$303,227	$147,527
Working capital	$172,511	$100,506	$90,672	$22,320	$149,168
Total assets	$279,966	$269,471	$316,666	$338,411	$191,142
Long-term obligations, less current portion	$337,614	$340,737	$446,857	$460,848	$510,698
Retained earnings (accumulated deficit)	$169,634	$(42,035)	$(241,424)	$(333,298)	$(522,958)
Total stockholders’ deficit	$(68,122)	$(204,273)	$(324,182)	$(415,953)	$(352,569)

________________________

(1)	The financial results for our former biotechnology, manufacturing and commercial operations have been presented as discontinued operations in our Consolidated Statements of Operations.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer, immunologic diseases and other medical conditions. Today, PDL is focused on intellectual property asset management, investing in income generating assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products that are manufactured or launched before final patent expiry in December 2014 or which are otherwise subject to a royalty for licensed know-how under our agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees' net sales of covered antibodies.

We continuously evaluate alternatives to increase return for our stockholders, for example, purchasing income generating assets, buying back or redeeming our convertible notes, repurchasing our common stock, paying dividends or selling the Company. At the beginning of each fiscal year, our board of directors reviews the Company's total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company's liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

We were organized as a Delaware corporation in 1986 under the name Protein Design Labs, Inc. In 2006, we changed our name to PDL BioPharma, Inc. Our business previously included a biotechnology operation that was focused on the discovery and development of novel antibodies. We spun-off the operation to our stockholders as Facet in December 2008.

2012 Developments

Update to Challenges against the Queen et al. Patents in the United States and Europe

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. Our SPCs effectively extend our European patent protection for the '216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are made and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 38% of our royalty revenues for the year ended December 31, 2012.

We believe that the SPCs are enforceable, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of all of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of Avastin, Herceptin, Lucentis and Xolair.

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

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note, which bore interest at 12% per annum.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company is to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company.

The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was notified that, as of December 31, 2012, Wellstat Diagnostics was in breach of certain provisions of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 day while Wellstat Diagnostics raises funds to capitalized the business and the parties attempt to negotiate a revised credit agreement.

On January 27, 2012, PDL and Hyperion Catalysis International, Inc. (Hyperion) entered into a Purchase and Sale Agreement (Agreement) whereby Hyperion sold to PDL the right to receive two milestone payments due from Showa Denka K.K. in 2013 and 2014 in exchange for a lump sum payment to Hyperion.  PDL received the first payment of $1.2 million on February 28, 2013.  The second and final payment of $1.2 million is due in the first week of March 2014.  Hyperion may opt to prepay any payment amount due to PDL at any time without penalty.
Hyperion is a mature company with proven technology, licensees and revenue streams, so there was no indication of impairment at December 31, 2012.  However, Hyperion shares common equity holders with Wellstat Diagnostics.  As a result of the breach by Wellstat Diagnostics of the Credit Agreement between PDL and Wellstat Diagnostics, the Company reviewed the Hyperion Agreement for impairment.  While no payment is due from the Hyperion Agreement until the first week of March 2014, PDL management was concerned that the payment would not be received, given Hyperion's shareholders' breach of the credit agreement of Wellstat Diagnostics.  To ensure that the Hyperion March 2013 payment of $1.2 was received, PDL included the Hyperion March 2013 payment in the Wellstat Diagnostics forbearance agreement, signed on February 28, 2013.
A discounted cash flow (DCF) analysis supports the $2.3 million carrying value of the Hyperion Agreement at December 31, 2012.  Based upon the DCF and the guarantee provided in the Wellstat Diagnostics forbearance agreement, management believes that all amounts due will be received and believes there is no impairment of the Hyperion Agreement.  Therefore, no adjustment or reserve was required to the $2.3 million carrying value of the Agreement as of December 31, 2012.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the assets may draw upon on July 11, 2013, to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013. Draws on the letter of credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the letter of credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (the Royalty Agreement) with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on December 31, 2012.

In addition, at any time after September 30, 2016, AxoGen, at its option, can call to repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Under the Royalty Agreement, during its term the Company is entitled to designate an individual to be a member of AxoGen's Board of Directors. The Company has exercised this right and on October 5, 2012, upon close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's Board of Directors.

Convertible Notes

We have actively worked to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in January 2012, we exchanged and subsequently retired $169.0 million aggregate principal amount of February 2015 Notes for an identical principal amount of our new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the private exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding. Our Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. The effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders at the time of the exchange.

Effect of December 14, 2012, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 14, 2012, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	169.525	$5.90	December 5, 2012
May 2015 Notes	148.3827	$6.74	December 5, 2012
February 2015 Notes	169.525	$5.90	December 10, 2012

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

2013 Dividends

On January 23, 2013, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payment for the year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to royalty revenues, foreign currency hedging, income taxes, notes receivable, convertible notes, and lease guarantee. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Royalty Revenues

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports and payments from our licensees approximately one quarter in arrears, generally in the second month of the quarter after the licensee has sold the revenue generating product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees. Therefore, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

We may also receive annual license maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments, payable at the election of the licensee, to maintain the license in effect. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured. Total milestone payments in each of the last several years have been less than 1% of total revenue.

Foreign Currency Hedging

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts, and in 2011, Euro forward and option contracts. In general, these contracts are intended to offset the underlying Euro market risks in our royalty revenues. We do not enter into speculative foreign currency transactions. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties based on Euro are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

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

We apply the provision of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position, could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service and U.S. states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Notes and Other Long-Term Receivables

Notes receivable and loans originated by us are initially recorded at the amount advanced to the borrower. Notes receivable and loan origination and commitment fees, net of certain origination costs, are recorded as an adjustment to the carrying value of the notes receivable and loans and are amortized over the term of the related financial asset under the effective interest method.  Certain of our notes receivable and loans require the borrower to make variable payments which are dependent upon the borrower's sales of specific products. We have elected to use the prospective interest method to account for these notes receivable and loans subsequent to their initial recognition. Under this approach, we recognize the impact of any variations from the expected returns in the period when received. From time to time, we will re-evaluate the expected cash flows and may adjust the effective interest rate prospective from the date of assessment, if the impact of such adjustment could be material to our financial statements.

We evaluate the collectability of both interest and principal for each note and loan to determine whether it is impaired. A note or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate. If the loan is collateralized and we expect repayment to be provided solely by the collateral, then the amount of loss is calculated by comparing the carrying value of the financial asset to the estimated fair value of the underlying collateral, less costs to sell.

Convertible Notes

In 2012, we issued our Series 2012 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.3%, an estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability.

In 2011, we issued our May 2015 Notes with a net share settlement feature. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.5%, an estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $100.3 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2012 and 2011, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. On a quarterly basis, we review the underlying cash flow analysis assumptions and update them if necessary. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2012, 2011 and 2010 Financial Results

•	Our net income for the years ended December 31, 2012, 2011 and 2010 was $211.7 million, $199.4 million and $91.9 million, respectively;

•	At December 31, 2012, we had cash, cash equivalents, investments and restricted investments of $168.7 million as compared with $227.9 million at December 31, 2011; and

•	At December 31, 2012, we had $348.1 million in total liabilities as compared with $473.7 million at December 31, 2011.

Revenues

Revenues were $374.5 million, $362.0 million and $345.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and consist of royalty revenues as well as in 2011 other license related revenues. During the years ended December 31, 2012, 2011 and 2010, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Over this same time period, our other license related revenues primarily consisted of milestone payments from licensees under our patent license agreements as well as a $10.0 million payment in 2011 from our legal settlement with UCB. Our revenues consist primarily of royalty revenues, which represent more than 95% of total revenues for each of the past three years. Revenues for the years ended December 31, 2012 and 2011, are net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States.

A summary of our revenues for the years ended December 31, 2012, 2011 and 2010, is presented below:

(Dollars in thousands)	2012	2011	Change from Prior Year %	2010	Change from Prior Year %
Revenues
Royalties	$374,525	$351,641	7%	$343,475	2%
License and other	—	10,400	N/M	1,500	593%
Total revenues	$374,525	$362,041	3%	$344,975	5%
____________________________
N/M = Not meaningful

In the year ended December 31, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. The licensees with commercial products as of December 31, 2012, are listed below:

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Elan	Tysabri
Chugai	Actemra

Under our agreements for the license of rights under our Queen et al. patents, we receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Our agreement with Genentech provides for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreases on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year will decline as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties in arrears, the average royalty rate for the payments we receive from Genentech in our second calendar quarter for Genentech’s sales from the first calendar quarter has been and is expected to continue to be higher than the average royalty rate for following quarters. The average royalty rate for payments we receive from Genentech are generally lowest in our fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bear royalties at the 1% royalty rate.

The net sales thresholds and the applicable royalty rates for Genentech’s U.S.-based Sales are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we receive from Genentech is a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. The mix of net ex-U.S.-based Sales and net ex-U.S.-based Manufacturing and Sales for the Genentech Products, as outlined below, is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

	Year Ended December 31,
	2012	2011	2010
Avastin
Ex-U.S.-based sales	56%	55%	50%
Ex-U.S.-based Manufacturing and Sales	29%	21%	21%
Herceptin
Ex-U.S.-based sales	69%	71%	70%
Ex-U.S.-based Manufacturing and Sales	37%	35%	44%
Lucentis
Ex-U.S.-based sales	63%	59%	56%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Perjeta
Ex-U.S.-based sales	1%	0%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	39%	40%	35%
Ex-U.S.-based Manufacturing and Sales	39%	40%	35%

For the year ended December 31, 2012, compared to December 31, 2011

Royalty revenues increased 7% for the year ended December 31, 2012, when compared to the same period in 2011. The growth is primarily driven by increased net sales of Lucentis, Herceptin, Xolair and Tysabri by our licensees. Net sales of Avastin, Herceptin, Lucentis, and Xolair are subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

•	Reported net sales of Herceptin increased $0.4 billion or 7% compared to the same period for the prior year.

•	Reported Lucentis sales increased $0.4 billion or 11% compared to the same period for the prior year.

•
Reported sales of Tysabri increased $0.1 billion or 8% compared to the same period for the prior year. Tysabri royalties are determined at a flat rate as a percent of the sales regardless of location of manufacture or sale.

•	Reported net sales of Avastin increased $0.1 billion or 1% compared to the same period for the prior year.

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

•	Reported Lucentis sales increased $1.0 billion or 33% compared to the same period for the prior year. Reported sales in 2011 increased 27% in the United States and 38% internationally.

•
Reported sales of Tysabri increased $0.3 billion or 22% compared to the same period for the prior year. Tysabri royalties are determined at a flat rate as a percent of the sales regardless of location of manufacture or sale.

•	Reported net sales of Avastin decreased $0.1 billion or 2% compared to the same period for the prior year.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2012, 2011 and 2010:

		Year Ended December 31,
Licensee	Product Name	2012	2011	2010
Genentech	Avastin	32%	31%	34%
	Herceptin	34%	33%	33%
	Lucentis	12%	15%	13%
Elan	Tysabri	13%	12%	10%

Foreign currency exchange rates also impact our reported revenues. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by ten percent during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter. The impact on full year revenue is greatest in the second quarter when we receive the largest amount of royalties because the Genentech tiered royalties are at their highest rate for first quarter sales.

For the year ended December 31, 2012, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts, and in 2011, Euro forward and option contracts. In general, these contracts are intended to offset the underlying Euro market risks in our royalty revenues. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the years ended December 31, 2012, 2011 and 2010, we recognized $(2.9) million, $1.0 million and $5.2 million in royalty revenues from our Euro contracts, respectively.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2012, 2011 and 2010, is presented below:

(Dollars in thousands, except for percentages)	2012	2011	Change from Prior Year %	2010	Change from Prior Year %
General and administrative	$25,469	$18,338	39%	$41,396	(56)%
Percentage of total revenues	7%	5%		12%

Legal settlement	$—	$—	0%	$92,500	N/M
Percentage of total revenues	0%	0%		27%
____________________
N/M = Not meaningful

For the year ended December 31, 2012, compared to December 31, 2011

The increase in operating expenses was a result of increased legal expenses of $3.7 million mostly related to litigation, $1.4 million increase in professional services related to our efforts to acquire income generating assets and a $1.4 million increase in compensation related expenses.

For the year ended December 31, 2011, compared to December 31, 2010

The decrease in operating expenses was primarily driven by reduced legal fees with the resolution of the MedImmune litigation and the UCB interference proceedings.

Non-operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2012, 2011 and 2010, is presented below:

(Dollars in thousands)	2012	2011	Change from Prior Year %	2010	Change from Prior Year %
Loss on retirement or conversion of convertible notes	$—	$(766)	N/A	$(17,648)	(96)%
Interest and other income, net	7,113	593	1,099%	468	27%
Interest expense	(29,036)	(36,102)	(20)%	(43,529)	(17)%
Total non-operating expense, net	$(21,923)	$(36,275)	(40)%	$(60,709)	(40)%

For the year ended December 31, 2012, compared to December 31, 2011

Non-operating expense, net, decreased primarily due to lower interest expense as a result of our quarterly repayment of the principal balance of our Non-recourse Notes, offset, in part, by increased interest expense on our Series 2012 Notes and our May 2015 Notes and increased interest income from our Notes Receivable. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion. Non-cash interest expense, in accordance with the accounting guidance, for the Series 2012 Notes and May 2015 Notes was $10.2 million for the year ended December 31, 2012, and for the May 2015 Notes, February 2015 Notes, and 2012 notes was $3.9 million for the year ended December 31, 2011.

For the year ended December 31, 2011, compared to December 31, 2010

Non-operating expense, net, decreased primarily due to lower costs related to our convertible note retirement and conversions and lower interest as a result of our $110.9 million reduction in the principal balance of our Non-recourse Notes.

Income Taxes

Income tax expense for the year ended December 31, 2012, was $115.5 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Income tax expense for the year ended December 31, 2011, was $108.0 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Income tax expense for the year ended December 31, 2010, was $58.5 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes and adjusting for a portion of the loss on the retirement or conversion of our 2023 Notes that was not tax deductible.

During the years ended December 31, 2012 and 2011, we recorded no change in our liability associated with uncertain tax positions. The future impact of the unrecognized tax benefits of $32.6 million, if recognized, comprises $12.2 million which would affect the effective tax rate and $20.4 million which would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $0.2 million during the year ended December 31, 2012, increased income tax expense by $0.5 million during the year ended December 31, 2011, and decreased income tax expense by $26,000 during the year ended December 31, 2010. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next twelve months.

As of December 31, 2012, we had deferred tax assets in excess of our deferred tax liabilities of approximately $6.2 million. We recorded a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2012, we had a valuation allowance of $20.4 million, primarily related to net operating loss carry forwards and research and development tax credits.

Net Income per Share

Net income per share for the years ended December 31, 2012, 2011 and 2010, is presented below:

	Year Ended December 31,
	2012	2011	2010
Net income per basic share	$1.52	$1.43	$0.73
Net income per diluted share	$1.45	$1.15	$0.54

In 2011 and early 2012, we restructured two of our convertible notes to "net share settle." As a result, we removed potentially dilutive shares from the diluted earnings per share calculation. The actual effect for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was the elimination of approximately 31.2 million potentially dilutive shares.

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

We had cash, cash equivalents and investments in the aggregate of $148.7 million and $227.9 million, excluding restricted investments, at December 31, 2012 and 2011, respectively. The decrease was primarily attributable to principal repayment on our Non-recourse Notes of $93.4 million, payment of dividends of $83.9 million, cash advanced on notes receivable of $95.3 million, purchase of a $20.0 million certificate of deposit in connection with the Merus Labs Letter of Credit, recorded as a restricted investment, and the $0.8 million incentive payment on our Series 2012 Notes exchange transaction, offset in part by net cash provided by operating activities of $210.2 million and repayment of notes receivable of $5.0 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company and paying dividends. On January 23, 2013, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note, which bore interest at 12% per annum.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company is to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company.

The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. Subsequently, PDL has agreed to provide up to $7.9 million to Wellstat diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement.

As a result of the foregoing default, we prepared an impairment analysis of the Wellstat Diagnostics' note receivable as of December 31, 2012. We concluded that the note is a collateral dependent loan and evaluated impairment by reference to the fair value of the collateral. We concluded that no impairment existed as of December 31, 2012, because the estimated fair value of the collateral exceeded the carrying value of the note.

On January 27, 2012, PDL and Hyperion Catalysis International, Inc. (Hyperion) entered into a Purchase and Sale Agreement (Agreement) whereby Hyperion sold to PDL the right to receive two milestone payments due from Showa Denka K.K. in 2013 and 2014 in exchange for a lump sum payment to Hyperion.  PDL received the first payment of $1.2 million on February 28, 2013.  The second and final payment of $1.2 million is due in the first week of March 2014.  Hyperion may opt to prepay any payment amount due to PDL at any time without penalty.
Hyperion is a mature company with proven technology, licensees and revenue streams, so there was no indication of impairment at December 31, 2012.  However, Hyperion shares common equity holders with Wellstat Diagnostics.  As a result of the breach by Wellstat Diagnostics of the Credit Agreement between PDL and Wellstat Diagnostics, the Company reviewed the Hyperion Agreement for impairment.  While no payment is due from the Hyperion Agreement until the first week of March 2014, PDL management was concerned that the payment would not be received, given Hyperion's shareholders' breach of the credit agreement of Wellstat Diagnostics.  To ensure that the Hyperion March 2013 payment of $1.2 was received, PDL included the Hyperion March 2013 payment in the Wellstat Diagnostics forbearance agreement, signed on February 28, 2013.

A discounted cash flow (DCF) analysis supports the $2.3 million carrying value of the Hyperion Agreement at December 31, 2012.  Based upon the DCF and the guarantee provided in the Wellstat Diagnostics forbearance agreement, management believes that all amounts due will be received and believes there is no impairment of the Hyperion Agreement.  Therefore, no adjustment or reserve was required to the $2.3 million carrying value of the Agreement as of December 31, 2012.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the assets may draw upon on July 11, 2013, to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013. Draws on the letter of credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the letter of credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (the Royalty Agreement) with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on December 31, 2012.

In addition, at any time after September 30, 2016, AxoGen, at its option, can call to repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Under the Royalty Agreement, during its term the Company is entitled to designate an individual to be a member of AxoGen's Board of Directors. The Company has exercised this right and on October 5, 2012, upon close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's Board of Directors.

Convertible Notes

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal amount of our February 2015 Notes, for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015

Notes for an identical principal amount of our Series 2012 Notes. Our Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. At the time of the exchange, the effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes reduced 27.8 million shares of potential dilution to our stockholders.

Our Series 2012 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2012, which is the same interest rate payable for the February 2015 Notes. The Series 2012 Notes mature on February 15, 2015, unless earlier repurchased or converted. The Company may not redeem the Series 2012 Notes prior to their stated maturity date. Our Series 2012 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 169.525 shares of the Company’s common stock per $1,000 of principal amount or approximately $5.90 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As December 31, 2012, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $34.6 million. However, our common stock did not exceed the conversion threshold price of $7.82 for at least 20 days during the 30 consecutive trading days ended September 30, 2012; accordingly the Series 2012 Notes were not convertible at the option of the holder during the quarter ended December 31, 2012. Our common stock did not exceed the conversion threshold price of $7.67 for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly the Series 2012 Notes are not convertible at the option of the holder during the quarter ending March 31, 2013.

May 2015 Notes

Our May 2015 Notes are due May 1, 2015, and bear interest at a rate of 3.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Our May 2015 Notes are convertible under any of the following circumstances:

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

Upon conversion of the May 2015 Notes, the Company will be required to pay cash, and if applicable, deliver shares of the Company’s common stock. Our May 2015 Notes are convertible into 148.3827 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.74 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of December 31, 2012, $155.3 million of our May 2015 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $6.9 million. However, our common stock price did not exceed the threshold price of $8.94 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2012; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended December 31, 2012. Our common stock did not exceed the conversion threshold price of $8.76 for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly the May 2015 Notes are not convertible at the option of the holder during the quarter ending March 31, 2013.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 23.0 million shares of our common stock at a strike price of approximately $6.74, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $7.93 per share, subject to additional anti-dilution and certain other customary adjustments. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes.

If the share price is above $6.74, but below $7.93, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.93, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.93. For example, a 10% increase in the share price above $7.93 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2012 and 2011, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2012 and 2011. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2015 Notes

As of December 31, 2012, $1.0 million of our February 2015 Notes were outstanding and met the criteria for conversion into shares of our common stock. In January and February 2012, we exchanged $179.0 million of our February 2015 Notes for an identical amount of our new Series 2012 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 169.525 shares of common stock per $1,000 principal amount or $5.90 per share of common stock, subject to further adjustment upon certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Non-recourse Notes Retirement

In November 2009, we completed a $300.0 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech Products including Avastin, Herceptin, Lucentis, Xolair and future products, if any, under which Genentech may take a license under our related agreements with Genentech. We used most of the proceeds from this securitization to pay stockholders a special dividend in December 2009. Our Non-recourse Notes due March 15, 2015, bore interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company and newly formed, wholly-owned subsidiary of PDL. The amount of quarterly repayment of the principal of our Non-recourse Notes varied based upon the amount of future quarterly Genentech Royalties received. In September 2012, our Non-recourse Notes were paid in full and retired.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

As of December 31, 2012, our contractual obligations consisted primarily of our Series 2012 Notes, May 2015 Notes and our February 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

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

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

		Payments Due by Period
		Less Than		More than
(In thousands)		1 Year	1-3 Years	3 Years	Total
Operating leases	(1)	$285	$84	$—	$369
Convertible notes	(2)	10,997	348,834	—	359,831
Total contractual obligations		$11,282	$348,918	$—	$360,200

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $100.3 million, and has not been included in the table above. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2012, and 2011, related to this guarantee.

Indemnification

As permitted under Delaware law, under the terms of our bylaws, the Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals for certain events or occurrences, subject to certain limits, against liabilities that arise by reason of their status as directors or officers and to advance expense incurred by such individuals in connection with related legal proceedings. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in that current quarter sales, assuming that the currency risk in such forecasted sales was not hedged.

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts, and in 2011, Euro forward and option contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. Our current contracts extend through the fourth quarter of 2014 and are all classified for accounting purposes as cash flow hedges. We continue to monitor the change in the Euro exchange rate and regularly purchase additional forward contracts to achieve hedged rates that approximate the average exchange rate of the Euro over the year, which we anticipate will better offset potential changes in exchange rates than simply entering into larger contracts at a single point in time.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into forward contracts with more favorable rates than the rate that was ensured by the previous contracts. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. In August 2012, we de-designated and terminated certain forward contracts, recording a gain of approximately $391,000 in interest and other income, net. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts that was then exchanged for new hedges of 2014 Euro-denominated royalties. These 2014 hedges were entered into at a rate more favorable than the market rate as of the date of the exchange.

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at December 31, 2012 and 2011:

			December 31, 2012		December 31, 2011
Euro Forward Contracts			(in thousands)		(in thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.400	Sell Euro	$—	$—	$25,150	$1,837
Euro	1.200	Sell Euro	—	—	117,941	(9,783)
Euro	1.230	Sell Euro	27,553	(2,036)	—	—
Euro	1.240	Sell Euro	10,850	(726)	—	—
Euro	1.270	Sell Euro	44,450	(1,950)	—	—
Euro	1.281	Sell Euro	36,814	(1,331)	—	—
Euro	1.300	Sell Euro	91,000	(1,538)	—	—
Total			$210,667	$(7,581)	$143,091	$(7,946)

			December 31, 2012		December 31, 2011
Euro Option Contracts			(in thousands)		(in thousands)
Currency	Strike Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.510	Purchased call option	$—	$—	$27,126	$—
Euro	1.315	Purchased call option	—	—	129,244	5,001
Total			$—	$—	$156,370	$5,001

Interest Rate Risk

Our investment portfolio was approximately $140.8 million at December 31, 2012, and $224.8 million at December 31, 2011, and consisted of investments in Rule 2a-7 money market funds, certificate of deposits, corporate debt securities, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $410.5 million at December 31, 2012, and $347.6 million at December 31, 2011, based on available pricing information. At December 31, 2012, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, our May 2015 Notes, with a fixed interest rate of 3.75%, and our February 2015 Notes, with a fixed interest rate of 2.875%. At December 31, 2011, our convertible notes consisted of our May 2015 Notes, with a fixed interest rate of 3.75% and our February 2015 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(In thousands)	2013	2014	2015	Total	Fair Value
Convertible notes
Fixed Rate	$—	$—	$335,250	$335,250	$410,487	(1)
Average Interest Rate	3.28%	3.28%	3.28%
_________________________

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at December 31, 2012.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$131,212	$168,544
Restricted investment	20,000	—
Short-term investments	17,477	42,301
Receivables from licensees	366	600
Deferred tax assets	1,613	10,054
Notes receivable	7,504	—
Prepaid and other current assets	4,813	12,014
Total current assets	182,985	233,513
Property and equipment, net	59	22
Long-term investments	—	17,101
Notes and other long-term receivables	85,704	—
Long-term deferred tax assets	4,552	11,481
Other assets	6,666	7,354
Total assets	$279,966	$269,471
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,074	$528
Accrued legal settlement	—	27,500
Accrued liabilities	9,400	11,609
Current portion of non-recourse notes payable	—	93,370
Total current liabilities	10,474	133,007
Convertible notes payable	309,952	316,615
Other long-term liabilities	27,662	24,122
Total liabilities	348,088	473,744
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,816 and 139,680 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,398	1,397
Additional paid-in capital	(234,066)	(161,750)
Accumulated other comprehensive loss	(5,088)	(1,885)
Retained earnings (accumulated deficit)	169,634	(42,035)
Total stockholders' deficit	(68,122)	(204,273)
Total liabilities and stockholders' deficit	$279,966	$269,471

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Royalties	$374,525	$351,641	$343,475
License and other	—	10,400	1,500
Total revenues	374,525	362,041	344,975
Operating expenses:
General and administrative	25,469	18,338	41,396
Legal settlement	—	—	92,500
Total operating expenses	25,469	18,338	133,896
Operating income	349,056	343,703	211,079
Non-operating expense, net
Loss on retirement or conversion of convertible notes	—	(766)	(17,648)
Interest and other income, net	7,113	593	468
Interest expense	(29,036)	(36,102)	(43,529)
Total non-operating expense, net	(21,923)	(36,275)	(60,709)
Income before income taxes	327,133	307,428	150,370
Income tax expense	115,464	108,039	58,496
Net income	$211,669	$199,389	$91,874
Net income per share
Basic	$1.52	$1.43	$0.73
Diluted	$1.45	$1.15	$0.54
Weighted average shares outstanding
Basic	139,711	139,663	126,578
Diluted	146,403	177,441	178,801
Cash dividends declared per common share	$0.60	$0.60	$1.00

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$211,669	$199,389	$91,874
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities(a)	(22)	30	(1)
Unrealized gains (losses) on cash flow hedges(b)	(3,181)	(5,134)	3,220
Total other comprehensive income (loss), net of tax	(3,203)	(5,104)	3,219
Comprehensive income	$208,466	$194,285	$95,093
___________________________________
(a) Net of ($12), $16 and ($1) for the years ended 2012, 2011 and 2010, respectively.
(b) Net of ($1,713), ($2,765) and $1,734 for the years ended 2012, 2011 and 2010, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$211,669	$199,389	$91,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	12,481	5,386	1,682
Amortization of non-recourse notes offering costs	1,226	4,533	7,238
Other amortization and depreciation expense	946	1,405	330
Loss on retirement or conversion of convertible notes	—	766	17,648
Hedge adjustment - ineffectiveness and reclassifications from OCI for transactions not probable to occur	(257)	—	—
Stock-based compensation expense	937	387	662
Tax benefit (expense) from stock-based compensation arrangements	—	(120)	12,818
Net excess tax benefit from stock-based compensation	(27)	—	(12,924)
Deferred income taxes	11,338	31,217	(5,677)
Changes in assets and liabilities:
Receivables from licensees	234	(131)	581
Prepaid and other current assets	4,138	(199)	1,445
Notes receivable	(2,882)	—	—
Other assets	(1,162)	(6,639)	182
Accounts payable	546	(2,012)	2,170
Accrued legal settlement	(27,500)	(37,500)	65,000
Accrued liabilities	62	239	(26,229)
Other long-term liabilities	(1,533)	(26,939)	27,500
Net cash provided by operating activities	210,216	169,782	184,300
Cash flows from investing activities
Purchases of investments	(29,898)	(74,744)	(46,668)
Maturities of investments	50,831	50,696	9,772
Issuance of notes receivable	(95,300)	—	—
Repayment of notes receivable	5,000	—	—
Purchase of property and equipment	(51)	—	—
Net cash used in investing activities	(69,418)	(24,048)	(36,896)
Cash flows from financing activities
Retirement of convertible notes	—	(133,851)	(108,247)
Repayment of non-recourse notes	(93,370)	(110,900)	(95,730)
Payment of debt issuance costs	(845)	—	—
Net proceeds from the issuance of convertible notes	—	149,712	82,039
Purchase of call options	—	(20,765)	—
Proceeds from issuance of warrants	—	10,868	—
Cash dividends paid	(83,942)	(83,828)	(130,043)
Excess tax benefit from stock-based compensation	27	—	12,924
Net cash used in financing activities	(178,130)	(188,764)	(239,057)
Net decrease in cash and cash equivalents	(37,332)	(43,030)	(91,653)
Cash and cash equivalents at beginning of the year	168,544	211,574	303,227
Cash and cash equivalents at end the year	$131,212	$168,544	$211,574

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow information
Cash paid for income taxes	$99,000	$83,000	$69,000
Cash paid for interest	$15,754	$25,627	$40,622
Supplemental disclosures of non-cash financing activities
Conversion of convertible notes	$—	$—	$111,680

See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2009	119,522,885	$1,195	$(83,850)	$(333,298)	$—	$(415,953)
Issuance of common stock for convertible debt	19,969,069	200	112,675	—	—	112,875
Issuance of common stock under employee benefit plans	148,198	1	(1)	—	—	—
Stock-based compensation expense for employees	—	—	662	—	—	662
Tax benefit from employee stock options	—	—	12,818	—	—	12,818
Dividends declared	—	—	(129,677)	—	—	(129,677)
Comprehensive income:
Net income	—	—	—	91,874	—	91,874
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(1)	(1)
Change in unrealized gains on cash flow hedges, net of tax	—	—	—	—	3,220	3,220
Total comprehensive income						95,093
Balance at December 31, 2010	139,640,152	1,396	(87,373)	(241,424)	3,219	(324,182)
Issuance of common stock under employee benefit plans	39,600	1	—	—	—	1
Issuance of convertible debt	—	—	11,870	—	—	11,870
Purchase of purchased call options, net of tax	—	—	(13,522)	—	—	(13,522)
Proceeds from the sale of warrants	—	—	10,868	—	—	10,868
Stock-based compensation expense	—	—	387	—	—	387
Tax expense from stock options	—	—	(120)	—	—	(120)
Dividends declared	—	—	(83,860)	—	—	(83,860)
Comprehensive income:
Net income	—	—	—	199,389	—	199,389
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	30	30
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(5,134)	(5,134)
Total comprehensive income						194,285
Balance at December 31, 2011	139,679,752	1,397	(161,750)	(42,035)	(1,885)	(204,273)
Issuance of common stock under employee benefit plans	136,507	1	(1)	—	—	—
Issuance of convertible debt	—	—	10,692	—	—	10,692
Stock-based compensation expense	—	—	937	—	—	937
Dividends declared	—	—	(83,944)	—	—	(83,944)
Comprehensive income:
Net income	—	—	—	211,669	—	211,669
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(3,181)	(3,181)
Total comprehensive income						208,466
Balance at December 31, 2012	139,816,259	$1,398	$(234,066)	$169,634	$(5,088)	$(68,122)

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. Organization and Business

PDL BioPharma Inc. (we, us, our, PDL and the Company) pioneered humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer, immunologic diseases and other conditions. Today, PDL is focused on intellectual property asset management, investing in income generating assets and maximizing the value of its patent portfolio and related assets. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products launched before final patent expiry in December 2014. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. We have also entered into licensing agreements under which we have licensed certain rights for development stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

In the year ended December 31, 2012, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. In the years ended December 31, 2012, 2011 and 2010, we received approximately $374.5 million, $351.6 million and $343.5 million, respectively, of royalty revenues under license agreements.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Elan	Tysabri®
Chugai	Actemra®

We have also entered into licensing agreements under which we have licensed certain rights under our patents for development-stage products that have not yet reached commercialization including products that are currently in Phase 3 clinical trials.

Until December 2008, our business included biotechnology operations which were focused on the discovery and development of novel antibodies which we spun off to Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics, Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and under the rules and regulations of the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, QHP Royalty Sub LLC. All material intercompany balances and transactions are eliminated in consolidation. Our consolidated financial statements are prepared in accordance with GAAP, and the rules and regulations of the SEC.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Disclosures

Our chief operating decision-maker consists of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide, therefore, we operated as one segment.

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

Notes and Other Long-Term Receivables

Notes receivable and loans originated by us are initially recorded at the amount advanced to the borrower. Notes receivable and loan origination and commitment fees, net of certain origination costs, are recorded as an adjustment to the carrying value of the notes receivable and loans and are amortized over the term of the related financial asset under the effective interest method. Certain of our notes receivable and loans require the borrower to make variable payments which are dependent upon the borrower's sales of specific products. We have elected to use the prospective interest method to account for these notes receivable and loans subsequent to their initial recognition. Under this approach, we recognize the impact of any variations from the expected returns in the period when received. From time to time, we will re-evaluate the expected cash flows and may adjust the effective interest rate with effect prospective from the date of assessment, if the impact of such adjustment could be material to our financial statements. Determining initial effective interest rate and subsequent re-assessment of the effective interest rate for notes receivable and loans with variable cash flows requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future product sales by the borrowers.

We evaluate the collectability of both interest and principal for each note and loan to determine whether it is impaired. A note or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and we expect repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower's credit risk, financial performance, expected sales, and fair value of the collateral.

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

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ deficit as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portions is reported in other income in the period the ineffectiveness occurs.

During the third quarter of 2012, we de-designated and terminated a portion of our cash flow hedges. The gain realized was reclassified from other comprehensive income (loss) to other income in the third quarter. See Note 6 for additional information on our foreign currency hedge transactions.

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

We may also receive annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. We have no performance obligations with respect to such fees. Maintenance fees are recognized as they are due and when payment is reasonably assured. Total annual milestone payments in each of the last several years have been less than 1% of total revenue.

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income adjusted for other comprehensive income (loss), using the specific identification method, which includes the changes in unrealized gains and losses on cash flow hedges and changes in unrealized gains and losses on our investments in available-for-sale securities, all net of tax, which are excluded from our net income.

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

In the first quarter of 2012, we adopted FASB ASU 2011-05, and have presented the components of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. We have applied this guidance retrospectively to all periods presented. The adoption of the guidance was a change to the presentation of other comprehensive income (loss) and had no effect on our condensed consolidated financial statements. See Note 18 for our discussion of accumulated other comprehensive income (loss).

3. Net Income per Share

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Numerator
Net income	$211,669	$199,389	$91,874
Add back interest expense for convertible notes, net of estimated tax of $25,000, $3.0 million and $2.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively (see Note 12)	46	5,544	5,087
Income used to compute net income per diluted share	$211,715	$204,933	$96,961
Denominator
Total weighted-average shares used to compute net income per basic share	139,711	139,663	126,578
Effect of dilutive stock options	95	13	9
Restricted stock outstanding	17	25	103
Assumed conversion of Series 2012 notes	4,944	—	—
Assumed conversion of 2012 notes	—	9,790	29,870
Assumed conversion of February 2015 notes	631	27,950	4,229
Assumed conversion of May 2015 notes	1,005	—	—
Assumed conversion of 2023 notes	—	—	18,012
Shares used to compute net income per diluted share	146,403	177,441	178,801
Net income per basic share	$1.52	$1.43	$0.73
Net income per diluted share	$1.45	$1.15	$0.54

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our February 2015 Notes, our Series 2012 Notes, our May 2015 notes, in 2011 and 2010, our 2012 Notes, and in 2010, our 2023 Notes, on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. Our 2023 Notes were fully retired as of September 14, 2010. Our 2012 Notes were fully retired as of June 30, 2011. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes.

In May 2011, we issued our May 2015 Notes, and in January and February 2012 we issued our Series 2012 Notes. The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustments related to our Series 2012 Notes and May 2015 Notes include the shares issuable in respect of such excess.

We excluded 19.6 million and 13.3 million shares of potential dilution for our warrants for the years ended December 31, 2012 and 2011, respectively, for our warrants issued in 2011, because the exercise price of the warrants exceeded the average market price of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 23.0 million and 13.3 million shares were excluded for the years ended December 31, 2012 and 2011, respectively, because they have no effect on diluted net income per share under GAAP. For information related to the conversion rates on our convertible debt, see Note 12.

For the year ended December 31, 2012, we excluded approximately 157,000 and 1,000 shares underlying outstanding stock options and restricted stock awards, respectively and for the years ended December 31, 2011 and 2010, we excluded approximately, 193,000 and 330,000 shares underlying outstanding stock options, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

 4. Fair Value Measurements

The fair value of our financial instruments are estimates of the amounts that would be received if we were to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The following table presents the fair value of our financial instruments measured at fair value on a recurring basis by level of input within the fair value hierarchy defined in Note 2:

	December 31, 2012			December 31, 2011
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$121,095	$—	$121,095	$163,368	$—	$163,368
Certificates of deposit	—	26,128	26,128	—	—	—
Corporate debt securities	—	13,572	13,572	—	44,877	44,877
Commercial paper	—	—	—	—	8,996	8,996
U.S. government sponsored agency bonds	—	—	—	2,015	—	2,015
U.S. treasury securities	—	—	—	5,513	—	5,513
Foreign currency hedge contracts	—	—	—	—	6,838	6,838
Total	$121,095	$39,700	$160,795	$170,896	$60,711	$231,607

Liabilities:
Foreign currency hedge contracts	$—	$7,581	$7,581	$—	$9,783	$9,783

The fair value of the certificates of deposit is determined using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. The certificates of deposit include a $20 million certificate of deposit that is restricted as it was purchased to collateralize the line of credit for Merus Labs; see Note 7.

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

There has been no transfers between levels during the years ended December 31, 2012 and 2011. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2012			December 31, 2011
	Carrying Value	Level 2	Level 3	Carrying Value	Level 2	Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$41,098	$—	$41,098	$—	$—	$—
Merus Labs note receivable	30,000	30,000	—	—	—	—
AxoGen note receivable	22,110	—	22,110	—	—	—
Total	$93,208	$30,000	$63,208	$—	$—	$—
Liabilities:
Series 2012 Notes	$165,528	$227,187	$—	$—	$—	$—
May 2015 Notes	143,433	182,031	—	138,952	156,123	—
February 2015 Notes	991	1,269	—	177,663	191,475	—
Non-recourse Notes	—	—	—	93,370	95,237	—
Total	$309,952	$410,487	$—	$409,985	$442,835	$—

As of December 31, 2012, the fair values of our Wellstat Diagnostic note receivable, Merus Labs note receivable, and AxoGen note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes with fixed interest rates and incorporating expected payments for notes with a variable rate of return.

On December 31, 2012, the carrying value of the AxoGen note approximates its fair value. We determined the estimated fair value of the note to be Level 3, as our valuation utilized significant unobservable inputs, including estimates of Axogen's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to AxoGen, current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector. Additionally, we reviewed market yield indices for changes since the issuance of the note. We observed no material events with AxoGen or in the market in which it participates since the placement.

On December 31, 2012, the carrying value of the note receivable from Wellstat Diagnostics approximates its fair value. Due to breach of the credit agreement as of December 31, 2012, as discussed in Note 7, we considered the fair value of the collateral when estimating fair value of the note. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. The fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a 15 year period. The terminal value was estimated using selected market multiples based on sales and EBITDA. We determined that this note is a Level 3 asset, as our valuation of collateral utilized significant unobservable inputs including estimates of discount rate of 35%, terminal value EBITDA multiple of 17.5, terminal value sales multiple of 3.0 and future revenue and expenses related to commercialization of the borrower's technology.

The fair values of our convertible notes and our Non-recourse Notes were determined using quoted market pricing or dealer quotes of our then outstanding notes.

5. Cash Equivalents and Investments

As of December 31, 2012, we had invested our excess cash balances primarily in money market funds, a certificate of deposit, and corporate debt securities, and in 2011, commercial paper, U.S. government sponsored agency bonds and U.S. treasury securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ deficit, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Investment	Short-Term Marketable Securities	Long-Term Marketable Securities
(In thousands)
December 31, 2012
Cash	$7,894	$—	$—	$7,894	$7,894	$—	$—	$—
Money market funds	121,095	—	—	121,095	121,095	—	—	—
Certificates of deposit	26,128	—	—	26,128	2,223	20,000	3,905	—
Corporate debt securities	13,562	10	—	13,572	—	—	13,572	—
Total	$168,679	$10	$—	$168,689	$131,212	$20,000	$17,477	$—

December 31, 2011
Cash	$3,177	$—	$—	$3,177	$3,177	$—	$—	$—
Money market funds	163,368	—	—	163,368	163,368	—	—	—
Corporate debt securities	44,863	57	(43)	44,877	—	—	27,776	17,101
Commercial paper	8,997	—	(1)	8,996	1,999	—	6,997	—
U.S. government sponsored agency bonds	2,003	12	—	2,015	—	—	2,015	—
U.S. treasury securities	5,494	19	—	5,513	—	—	5,513	—
Total	$227,902	$88	$(44)	$227,946	$168,544	$—	$42,301	$17,101

We recognized approximately $13,000 of gains on sales of available-for-sale securities in the year ended December 31, 2012. We did not recognize any gains or losses on sales of available-for-sale securities during 2011 and 2010.

Cash and Available-For-Sale Securities by Contractual Maturity	December 31, 2012		December 31, 2011
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$168,679	$168,689	$210,807	$210,845
Greater than one year but less than five years	—	—	17,095	17,101
Total	$168,679	$168,689	$227,902	$227,946

The unrealized gain on investments included in other comprehensive income (loss), net of estimated taxes, was approximately $7,000 and $29,000 as of December 31, 2012 and 2011, respectively. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of December 31, 2012 and 2011, as we have the ability and the intent to hold these investments to maturity.

6. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2012 and 2011, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. We de-designated and terminated certain forward contracts, due to our determination that certain cash flows under the de-designated contracts were probable to not occur, and recorded a gain of approximately $391,000 to interest and other income, net, which was reclassified from other comprehensive income (loss) net of tax effects. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts.

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2012		December 31, 2011
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.400	Sell Euro	$—	$—	$25,150	$1,837
Euro	1.200	Sell Euro	—	—	117,941	(9,783)
Euro	1.230	Sell Euro	27,553	(2,036)	—	—
Euro	1.240	Sell Euro	10,850	(726)	—	—
Euro	1.270	Sell Euro	44,450	(1,950)	—	—
Euro	1.281	Sell Euro	36,814	(1,331)	—	—
Euro	1.300	Sell Euro	91,000	(1,538)	—	—
Total			$210,667	$(7,581)	$143,091	$(7,946)

Euro Option Contracts			December 31, 2012		December 31, 2011
			(In thousands)		(In thousands)
Currency	Strike Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.510	Purchased call option	$—	$—	$27,126	$—
Euro	1.315	Purchased call option	—	—	129,244	5,001
Total			$—	$—	$156,370	$5,001

The location and fair values of our Euro contracts in our Consolidated Balance Sheets were as follows:

		December 31,
Cash Flow Hedge	Location	2012	2011
(In thousands)
Euro contracts	Prepaid and other current assets	$—	$1,837
Euro contracts	Accrued liabilities	$3,574	$4,134
Euro contracts	Other long-term liabilities	$4,007	$648

The effect of our derivative instruments in our Consolidated Statements of Income and our Consolidated Statements of Comprehensive Income were:

	Year Ended December 31,
	2012	2011	2010
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(5,040)	$(4,470)	$5,134
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(1,859)	$664	$1,914
Net loss recognized in interest and other income, net -- cash flow hedges (3)	$(169)	$(19)	$—
Net gain recognized in interest and other income, net -- non-designated contracts (4)	$391	$—	$—
Amount excluded from effectiveness testing	$—	$—	$—
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive income (loss) (OCI)
(2) Effective portion classified as royalty revenue
(3) Ineffectiveness from excess hedge was approximately $8,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively. Net loss from restructuring hedges was approximately $161,000 and zero for the years ended December 31, 2012 and 2011, respectively.
(4) Gain on de-designation classified as interest and other income, net

A loss of approximately $2.1 million, net of tax, is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months.

7. Notes and Other Long-term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note, which bore interest at 12% per annum.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company is to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company.

The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. Subsequently, PDL has agreed to provide up to $7.9 million to Wellstat diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement.

As a result of the foregoing default, we prepared an impairment analysis of the Wellstat Diagnostics' note receivable as of December 31, 2012. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. Therefore, we evaluated impairment by assessing the estimated fair value of the collateral. We concluded that no impairment existed as of December 31, 2012, because the estimated fair value of the collateral exceeded the carrying value of the note.

On January 27, 2012, PDL and Hyperion Catalysis International, Inc. (Hyperion) entered into a Purchase and Sale Agreement (Agreement) whereby Hyperion sold to PDL the right to receive two milestone payments due from Showa Denka K.K. in 2013 and 2014 in exchange for a lump sum payment to Hyperion.  PDL received the first payment of $1.2 million on February 28, 2013.  The second and final payment of $1.2 million is due in the first week of March 2014.  Hyperion may opt to prepay any payment amount due to PDL at any time without penalty.
Hyperion is a mature company with proven technology, licensees and revenue streams, so there was no indication of impairment at December 31, 2012.  However, Hyperion shares common equity holders with Wellstat Diagnostics.  As a result of the breach by Wellstat Diagnostics of the Credit Agreement between PDL and Wellstat Diagnostics, the Company reviewed the Hyperion Agreement for impairment.  While no payment is due from the Hyperion Agreement until the first week of March 2014, PDL management was concerned that the payment would not be received, given Hyperion's shareholders' breach of the credit agreement of Wellstat Diagnostics.  To ensure that the Hyperion March 2013 payment of $1.2 was received, PDL included the Hyperion March 2013 payment in the Wellstat Diagnostics forbearance agreement, signed on February 28, 2013.
A discounted cash flow (DCF) analysis supports the $2.3 million carrying value of the Hyperion Agreement at December 31, 2012.  Based upon the DCF and the guarantee provided in the Wellstat Diagnostics forbearance agreement, management believes that all amounts due will be received and believes there is no impairment of the Hyperion Agreement.  Therefore, no adjustment or reserve was required to the $2.3 million carrying value of the Agreement as of December 31, 2012.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs that the seller of the assets may draw upon on July 11, 2013, to satisfy the remaining $20.0 million purchase price obligation on July 11, 2013. Draws on the letter of credit will be funded from the proceeds of an additional loan to Merus Labs. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of draws on the letter of credit bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances upon the terms set forth in the credit agreement.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Note Receivable and Revenue Interest Purchase Agreement

In October 2012, PDL entered into a Revenue Interests Purchase Agreement (the Royalty Agreement) with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on December 31, 2012.

In addition, at any time after September 30, 2016, AxoGen, at its option, can call to repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Under the Royalty Agreement, during its term the Company is entitled to designate an individual to be a member of AxoGen's Board of Directors. The Company has exercised this right and on October 5, 2012, upon close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's Board of Directors.

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 4.

8. Prepaid and Other Current Assets

	December 31,
(In thousands)	2012	2011
Non-recourse Notes issuance costs	$—	$1,226
Foreign currency exchange	—	1,837
Prepaid income taxes	3,351	8,297
Other	1,462	654
Total	$4,813	$12,014

For further information about our Non-recourse Notes, see Note 12.

9. Property and Equipment

	December 31,
(In thousands)	2012	2011
Leasehold improvements	$127	$112
Computer and office equipment	8,993	8,989
Furniture and fixtures	38	38
Total	9,158	9,139
Less accumulated depreciation and amortization	(9,131)	(9,117)
Construction in progress	32	—
Property and equipment, net	$59	$22

10. Accrued Liabilities

	December 31,
(In thousands)	2012	2011
Compensation	$594	$1,341
Interest	2,925	3,351
Deferred revenue	—	1,713
Foreign currency hedge	3,574	4,134
Dividend payable	53	52
Legal	2,020	673
Other	234	345
Total	$9,400	$11,609

11. Commitments and Contingencies

Operating Leases

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2014. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows:

(In thousands)
2013	$285
2014	84
Total	$369

12. Convertible Notes and Non-recourse Notes

Convertible and Non-recourse Notes activity for the years ended December 31, 2012 and 2011:

(In thousands)	2012 Notes	Series 2012 Notes	May 2015 Notes	February 2015 Notes	Non-recourse Notes	Total
Balance at December 31, 2010	$133,464	$—	$—	$176,964	$204,270	$514,698
Issuance	—	—	136,313	—	—	136,313
Payment	—	—	—	—	(110,900)	(110,900)
Repurchase	(133,464)	—	—	—	—	(133,464)
Discount amortization	—	—	2,639	699	—	3,338
Balance at December 31, 2011	—	—	138,952	177,663	93,370	409,985
Issuance and exchange	—	176,679	—	(176,679)	—	—
Payment	—	—	—	—	(93,370)	(93,370)
Non-cash discount	—	(16,833)	—	—	—	(16,833)
Discount amortization	—	5,682	4,481	7	—	10,170
Balance at December 31, 2012	$—	$165,528	$143,433	$991	$—	$309,952

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

The terms of the Series 2012 Notes are governed by the indenture dated as of January 5, 2012 and include a net share settlement feature, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. The Series 2012 Notes may not be redeemed by the Company prior to their stated maturity date. Our Series 2012 Notes are due February 15, 2015 and bear interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. This is the same interest rate that we pay on the February 2015 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

	December 31,
(In thousands)	2012	2011
Principal amount of the Series 2012 Notes	$179,000	$—
Unamortized discount of liability component	(13,472)	—
Net carrying value of the Series 2012 Notes	$165,528	$—

Interest expense for our Series 2012 Notes on the Consolidated Statements of Income was:

	Year ended December 31,
(In thousands)	2012	2011	2010
Contractual coupon interest	$5,122	$—	$—
Amortization of debt issuance costs	1,107	—	—
Amortization of debt discount	5,682	—	—
Total	$11,911	$—	$—

As of December 31, 2012, our Series 2012 Notes are convertible into 169.525 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.90 per common share, subject to further adjustment upon certain events including dividend payments. As of December 31, 2012, the remaining discount amortization period was 2.1 years.

Our common stock did not exceed the conversion threshold price of $7.82 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended December 31, 2012. Our common stock price did not exceed the conversion threshold price of $7.67 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly the Series 2012 Notes are not convertible at the option of the holder during the quarter ending March 31, 2013. At December 31, 2012, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $34.6 million.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes are due May 1, 2015, and are convertible into 148.3827 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.74 per share, subject to further adjustment upon certain events including dividend payments. We pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

If a conversion occurs, to the extent that the conversion value exceeds the principal amount, the principal amount is due in cash and the difference between the conversion value and the principal amount is due in shares of the Company’s common stock. Our common stock did not exceed the conversion threshold price of $8.94 for at least 20 days during 30 consecutive trading days ended September 30, 2012; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ending December 31, 2012. Our common stock price did not exceed the conversion threshold price of $8.76 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly the May 2015 Notes are not convertible at the option of the holder during the quarter ended March 31, 2013. At December 31, 2012, the if-converted value of our May 2015 Notes exceeded their principal amount by approximately $6.9 million.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of December 31, 2012, the remaining discount amortization period is 2.3 years.

The carrying value and unamortized discount of our May 2015 Notes were:

	December 31,
(In thousands)	2012	2011
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(11,817)	(16,298)
Net carrying value of the May 2015 Notes	$143,433	$138,952

Interest expense for our May 2015 Notes on the Consolidated Statements of Income was:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Contractual coupon interest	$5,822	$3,639	$—
Amortization of debt issuance costs	1,193	727	—
Amortization of debt discount	4,481	2,639	—
Total	$11,496	$7,005	$—

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 23.0 million shares of our common stock at a strike price of approximately $6.74, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $7.93 per share, subject to additional anti-dilution and certain other customary adjustments. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.74 and $7.93, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.74, but below $7.93, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.93, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.93. For example, a 10% increase in the share price above $7.93 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2012 and 2011, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2012 and 2011. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of our 2012 Notes in separate, privately negotiated transactions with the note holders. In the exchange transactions, the note holders received $92.0 million in aggregate principal of our February 2015 Notes, and we recorded a net gain of $1.1 million. As part of the transaction, we placed an additional $88.0 million in aggregate principal of our February 2015 Notes. In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount of our February 2015 Notes for approximately $169.0 million aggregate principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. Following settlement of the exchanges on February 2, 2012, $1.0 million of our February 2015 Notes and $179.0 million of our Series 2012 Notes were outstanding.

Our February 2015 Notes bear interest at 2.875% per annum, are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 169.525 shares of common stock per $1,000 principal amount, or $5.90 per share, subject to further adjustment in certain events including dividend payments. We pay interest on our February 2015 Notes semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Our February 2015 Notes issuance was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of December 31, 2012 and 2011, our February 2015 Notes aggregate principal outstanding was $1.0 million and $180.0 million, respectively.

As of December 31, 2012 and 2011, our February 2015 Notes unamortized issuance costs, included as a component of Other Assets on the Consolidated Balance Sheets, were approximately $12,000 and $3.2 million, respectively. As of December 31, 2012 and 2011, the unamortized discount on our February 2015 Notes was approximately $9,000 and $2.3 million, respectively. The issuance cost and discount are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period as of December 31, 2012, of approximately 2.1 years.

Non-recourse Notes Retirement

In November 2009, we completed a $300.0 million securitization transaction in which we monetized 60% of the net present value of the estimated five year royalties from sales of Genentech products including Avastin®, Herceptin®, Lucentis®, Xolair® and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our QHP PhaRMASM Senior Secured Notes due 2015 bore interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and under the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from our Non-recourse Notes issuance. As of December 31, 2012, there was no remaining balance on our Non-recourse Notes, as they were fully repaid and retired on September 17, 2012. The indenture has ceased to be of further effect and all of the security interests in the collateral have terminated, including the pledge by PDL to the trustee of its equity interest in QHP. There are no further restrictions on the Genentech Royalties.

As of December 31, 2012 and 2011, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

As of December 31, 2012, the future minimum principal payments under our Series 2012 Notes, May 2015 Notes and February 2015 Notes were:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2015 Notes	Total
2013	$—	$—	$—	$—
2014	—	—	—	—
2015	179,000	155,250	1,000	335,250
Total	$179,000	$155,250	$1,000	$335,250

13. Other Long-Term Liabilities

	December 31,
(In thousands)	2012	2011
Accrued lease liability	$10,700	$10,700
Uncertain tax position	12,955	12,774
Foreign currency hedge	4,007	648
Total	$27,662	$24,122

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2012, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $100.3 million. We would also be responsible for lease-related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments if Facet were to default. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics, Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

As of December 31, 2012 and 2011, we had a liability of $10.7 million on our Consolidated Balance Sheets for the estimated liability resulting from this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

14. Stock-Based Compensation

We recognize compensation expense using a fair-value based method for costs associated with all share-based awards issued to our directors, employees and outside consultants under our stock plan. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Income.

We have adopted the simplified method to calculate the beginning balance of the additional paid-in capital pool of the excess tax benefit and to determine the subsequent effect on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption.

We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. We estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense was determined using the Black-Scholes option valuation model.

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2012, 2011 and 2010, is presented below:

	Year Ended December 31,
Stock-based Compensation	2012	2011	2010
(In thousands)
Employees and directors	$650	$337	$662
Non-employees	287	50	—
Total	$937	$387	$662

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and consultants.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2012, is:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	610,579	—	4,589,421
2002 Outside Directors Stock Option Plan(2)	157,000	140,750	16,250	—
1999 Non-statutory Stock Option Plan(2)	5,072,683	4,966,183	106,500	—
1999 Stock Option Plan(2)	3,726,719	3,653,150	73,569	—
_________________________

(1)	As of December 31, 2012, there were 120,436 shares of unvested restricted stock awards outstanding.

(2)	Plan terminated in 2009, subject to options outstanding under the plan.

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

Stock Option Activity

A summary of our stock option activity is presented below:

	2012		2011		2010
	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of year	231	$16.62	274	$17.25	1,564	$19.82
Expired	(35)	$18.83	(43)	$20.67	(1,290)	$20.36
Outstanding at end of year	196	$16.22	231	$16.62	274	$17.25
Exercisable at end of year	196	$16.22	231	$16.62	274	$17.25

As of December 31, 2012, the aggregate intrinsic value of our outstanding and exercisable stock options was $0.1 million and the weighted-average remaining contractual life was 1.65 years. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $7.04 on December 31, 2012, which would have been received by the option holders had option holders exercised their options as of that date. All stock options were fully vested as of 2010 and at December 31, 2012, had a range of exercise price of $5.41 to $22.60.

Restricted Stock

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock, including, in some cases, the right to accrue dividends, and is held in escrow until the award vests. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized ratably over the vesting period. Restricted stock awards typically vest over twelve to 24 months. In addition to service requirements, vesting of restricted stock awards may be subject to the achievement of specified performance goals set by the Compensation Committee of the Company’s Board of Directors. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

A summary of our restricted stock activity is presented below:

	2012		2011		2010
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	137	$6.09	40	$5.05	148	$6.54
Awards granted	139	$6.49	155	$6.15	40	$5.05
Awards vested	(137)	$6.09	(40)	$5.05	(148)	$6.54
Forfeited	(19)	$6.35	(18)	$6.59	—
Nonvested at end of year	120	$6.51	137	$6.09	40	$5.05

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2012, 2011 and 2010, was $0.9 million, $0.4 million and $0.6 million, respectively. As of December 31, 2012, the aggregate intrinsic value of non-vested restricted stock was $0.8 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2012, was $0.5 million, excluding forfeitures, which we expect to recognize over a weighted-average period of ten months.

15. Cash Dividends

On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

On January 18, 2012, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, which were paid on March 14, June 14, September 14 and December 14 of 2012 to stockholders of record on March 7, June 7, September 7 and December 7 of 2012, the record dates for each of the dividend payments, respectively. We paid $83.9 million in dividends in 2012.

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

16. Customer Concentration

The percentage of total revenue earned from licensees net sales, which individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2012	2011	2010
Licensees
Genentech	85%	86%	86%
Elan	13%	12%	10%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2012	2011	2010
United States	$133,824	$137,269	$130,070
Europe	240,626	224,472	213,677
Other	75	300	1,228
Total revenues	$374,525	$362,041	$344,975

17. Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current income tax expense
Federal	$104,152	$83,569	$91,325
State	1	1	11
Total current	104,153	83,570	91,336
Deferred income tax expense (benefit)	11,311	24,469	(32,840)
Total provision	$115,464	$108,039	$58,496

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Tax at U.S. statutory rate on income before income taxes	$114,496	$107,600	$52,630
Change in valuation allowance	—	—	296
State taxes	1	1	11
Non-deductible loss on retirement or conversion of convertible notes	—	—	4,960
Other	967	438	599
Total	$115,464	$108,039	$58,496

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,686	$7,308
Research and other tax credits	15,205	5,743
Intangible assets	5,487	7,403
Stock-based compensation	222	273
Reserves and accruals	229	10,087
Deferred revenue	—	600
Unrealized loss on foreign currency hedge contracts	2,740	1,031
Other	227	974
Total deferred tax assets	30,796	33,419
Valuation allowance	(20,392)	(10,930)
Total deferred tax assets, net of valuation allowances	10,404	22,489
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(954)	(954)
Debt modifications	(3,285)	—
Total deferred tax liabilities	(4,239)	(954)
Net deferred tax assets	$6,165	$21,535

As of December 31, 2012 and 2011, we had federal net operating loss carryforwards of $41.1 million and $42.9 million, respectively. We also had California net operating loss carryforwards of $215.5 million as of December 31, 2012 and 2011. The federal net operating loss carryforwards will expire in the year 2023 and the California net operating loss carryforwards will expire in 2019, if not utilized. As of December 31, 2012 and 2011, we had $20.0 million of state tax credit carryforwards that will expire in 2028, if not utilized. The net operating loss carryforwards and tax credit carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have an annual limitation on the utilization of our federal operating losses of $1.8 million for each of the years ending December 31, 2013 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2012, we estimate that at least $22.0 million of the $41.1 million of federal net operating loss carryforwards and $18.7 million of the $18.7 million state net operating losses will expire unutilized.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2012 and 2011 is:

	December 31,
(In thousands)	2012	2011
Balance at the beginning of the year	$23,061	$23,061
Increases related to tax positions from prior fiscal years	4,029	—
Increases related to tax positions taken during current fiscal year	5,557	—
Expiration of statute of limitations for the assessment of taxes	—	—
Balance at the end of the year	$32,647	$23,061

The future impact of the unrecognized tax benefit of $32.6 million, if recognized, is as follows: $12.2 million would affect the effective tax rate and $20.4 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. We periodically evaluate our exposures associated with our tax filing positions. During 2012, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $9.6 million primarily related to our tax attributes.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $0.2 million during the year ended December 31, 2012, $0.5 million during the year ended December 31, 2011, and decreased income tax expense by approximately $26,000 during the year ended December 31, 2010. In general, our income tax returns are subject to examination by U.S. federal, state, and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $0.7 million and $0.6 million as of December 31, 2012 and 2011, respectively. In May 2012, PDL received a “no-change” letter from the Internal Revenue Service (IRS) upon completion of an examination of the Company's 2008 Federal tax return. We are currently under income tax examination in the state of California for tax years 2009 and 2008.

Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next twelve months.

18. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income (loss). We include unrealized net gains on investments held in our available-for-sale securities and unrealized gains (losses) on our cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. Our other comprehensive income (loss) is included in our Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2009	$—	$—	$—
Activity for the year ended December 31, 2010	(1)	3,220	3,219
Balance at December 31, 2010	(1)	3,220	3,219

Activity for the year ended December 31, 2011	30	(5,134)	(5,104)
Balance at December 31, 2011	29	(1,914)	(1,885)

Activity for the year ended December 31, 2012	(22)	(3,181)	(3,203)
Ending Balance at December 31, 2012	$7	$(5,095)	$(5,088)

19. Legal Proceedings

Resolution of Past Challenges to the Queen et al. Patents in the United States and Europe

MedImmune Settlement

On February 10, 2011, we entered into a definitive settlement agreement with MedImmune resolving all legal disputes with them, including those relating to MedImmune’s product Synagis® and PDL’s patents known as the Queen et al. patents. Under the settlement agreement, PDL paid MedImmune $65.0 million on February 15, 2011, and an additional $27.5 million on February 9, 2012, for a total of $92.5 million. No further payments will be owed by MedImmune to PDL under its license to the Queen et al. patents as a result of past or future Synagis sales and MedImmune will cease any support, financial or otherwise, of any party involved in the appeal proceeding before the European Patent Office relating to the opposition against our '216B Patent including the opposition owned by BioTransplant.

Settlement with UCB

On February 2, 2011, we reached a settlement with UCB. Under the settlement agreement, PDL provided UCB a covenant not to sue UCB for any royalties regarding UCB’s Cimzia® product under the Queen et al. patents in return for a lump sum payment of $10.0 million to PDL and termination of pending patent interference proceedings before the U.S. Patent and Trademark office involving our U.S. Patent No. 5,585,089 patent and our U.S. Patent No. 6,180,370 in PDL’s favor. UCB also agreed to formally withdraw its opposition appeal challenging the validity of the ‘216B Patent.

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

European Opposition to ‘216B Patent

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has canceled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2012, approximately 38% of our royalty revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe covering these products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. Our SPCs effectively extend our European patent protection for the ‘216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are made, used or sold in the United States. Genentech’s quarterly royalty payments received in August and November of 2010 after receipt of the letter included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are made and sold outside of the United States accounted for approximately 38% of our royalty revenues for the year ended December 31, 2012.

We believe that the SPCs are enforceable against the Genentech Products, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court

In August 2010, we filed a complaint in the Second Judicial District of Nevada, Washoe County, naming Genentech, Roche and Novartis as defendants. We intend to enforce our rights under our 2003 settlement agreement with Genentech and are seeking an order from the court declaring that Genentech is obligated to pay royalties to us on ex-U.S.-based Manufacturing and Sales of Avastin, Herceptin, Lucentis and Xolair.

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

20. Subsequent Event

On February 28, 2013, PDL and Wellstat Diagnostics entered in a forbearance agreement whereby PDL has agreed to refrain from exercising available remedies in connection with the default of the credit agreement dated November 2, 2012, for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. The Company also agreed to provided up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. The notes are payable on demand and bear interest at 20% per annum and are secured by the assets and equity interest in Wellstat Diagnostics.

21. Quarterly Financial Data (Unaudited)

	2012 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$86,046	$85,231	$125,904	$77,344
Net income	$49,408	$48,575	$73,502	$40,184
Net income per basic share	$0.35	$0.35	$0.53	$0.29
Net income per diluted share	$0.34	$0.32	$0.52	$0.29

	2011 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$72,808	$83,770	$122,127	$83,336
Net income	$38,942	$45,916	$69,986	$44,545
Net income per basic share	$0.28	$0.33	$0.50	$0.32
Net income per diluted share	$0.24	$0.28	$0.38	$0.25

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2013

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer, Acting Chief Financial Officer, has concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

PDL, under the supervision and with the participation of our management, including our Chief Executive Officer, Acting Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We evaluated the effectiveness of our internal controls over financial reporting under the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2012.

Changes in Internal Controls

On November 30, 2012, Bruce Tomlinson resigned his position as Vice President and Chief Financial Officer of PDL. The board of directors appointed John McLaughlin, Chief Executive Officer, as Acting Chief Financial Officer. This management change did not materially affect our internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2012 of PDL BioPharma, Inc. and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2013

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM  10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2
Indenture between wholly-owned subsidiary QHP Royalty Sub LLC and U.S. Bank National Association, dated November 2, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2009)

4.3	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 9, 2010)

4.4	Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed July 29, 2011)

4.5	Supplemental Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2011)

4.6	Indenture between the Company and The Bank of New York Mellon, N.A., dated January 5, 2012 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 6, 2012)

10.1*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.2*	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.3*	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)

10.4*	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.5*	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.6*	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

10.7*	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.8*	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)

10.9*	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

10.10*	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 31, 2009)

10.11*	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.12*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.13*	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.14*
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (for the officers of the Company) (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.15*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 filed December 16, 1991)

10.16*	Offer Letter between the Company and John McLaughlin, dated November 4, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 10, 2008)

10.17*	Offer Letter between the Company and Christine Larson, dated December 15, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 19, 2008)

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

10.25*	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

10.26
Purchase and Sale Agreement, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 6, 2009)

10.27
Pledge and Security Agreement, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 6, 2009)

10.28	Bill of Sale, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 6, 2009)

10.29*	Company 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2010)

10.30	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.31
Amended and Restated Patent Licensing master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.32
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.33
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.75% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed August 5, 2010)

10.34
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2010)

10.35
Form of Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2010)

10.36
Form of Exchange and Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 27, 2010)

10.37*	Offer Letter between the Company and Caroline Krumel, dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 25, 2011)

10.38*	Company 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2011)

10.39*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.40*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.41*	2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 29, 2011)

10.42*	Separation Agreement between the Company and Christine Larson, dated December 9, 2011 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed February 23, 2012)

10.43*	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed February 23, 2012)

10.44*	2012 Annual Bonus Plan (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed February 23, 2012)

10.45
Form of Exchange Agreement between the Company and certain holders of the Company's 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.46	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.47*	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

10.48	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on form 10Q filed August 2, 2012)†

10.49#	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012†

10.50#	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012†

10.51*#	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012

12.1#	Ratio of Earnings to Fixed Charges

14.1#	Code of Business Conduct

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer and Acting Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#
Certification by the Principal Executive Officer and the Acting Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
  _________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

PDL BIOPHARMA, INC. ( REGISTRANT)

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President, Chief Executive Officer, Acting Chief Financial Officer and Acting Principal Accounting Officer

Date:	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President and Chief Executive Officer (Principal Executive Officer, Acting Chief Financial Officer and Acting Principal Accounting Officer)	March 1, 2013
(John P. McLaughlin)

/S/ JODY S. LINDELL	Director	March 1, 2013
(Jody S. Lindell)

/S/ PAUL W. SANDMAN	Director	March 1, 2013
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	March 1, 2013
(Harold E. Selick)