Form 10-Q
period 2013-03-31
PDL BIOPHARMA, INC.
filed 2013-05-09
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2013, there were 139,996,257 shares of the Registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2013 Form 10-Q

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
APIC	Additional paid-in-capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015
FTB	California Franchise Tax Board
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, KadcylaTM
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue interests purchase agreement between PDL and AxoGen.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
T-DM1	Trastuzumab-DM1
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Royalties	$91,847	$77,344
Total revenues	91,847	77,344

Operating expenses
General and administrative	7,186	6,945
Operating income	84,661	70,399

Non-operating expense, net
Interest and other income, net	3,838	90
Interest expense	(6,000)	(8,700)
Total non-operating expense, net	(2,162)	(8,610)

Income before income taxes	82,499	61,789
Income tax expense	29,028	21,605
Net income	$53,471	$40,184

Net income per share
Basic	$0.38	$0.29
Diluted	$0.36	$0.29

Weighted average shares outstanding
Basic	139,816	139,680
Diluted	149,101	140,204

Cash dividends declared per common share	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$53,471	$40,184

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities(a)	(3)	29
Unrealized gains (losses) on cash flow hedges(b)	4,814	(6,677)
Total other comprehensive income (loss), net of tax	4,811	(6,648)
Comprehensive income	$58,282	$33,536
 ______________________________________________
(a) Net of tax of ($2) and $16 for the three months ended March 31, 2013 and 2012, respectively.
(b) Net of tax of $2,592 and ($3,595) for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$182,192	$131,212
Restricted investment	20,000	20,000
Short-term investments	5,021	17,477
Receivables from licensees	150	366
Deferred tax assets	235	1,613
Notes receivable	44,682	7,504
Prepaid and other current assets	6,427	4,813
Total current assets	258,707	182,985

Property and equipment, net	56	59
Notes receivable and other long-term receivables	45,502	85,704
Long-term deferred tax assets	3,614	4,552
Other assets	4,931	6,666
Total assets	$312,810	$279,966

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$504	$1,074
Accrued liabilities	68,281	9,400
Total current liabilities	68,785	10,474

Convertible notes payable	312,613	309,952
Other long-term liabilities	25,083	27,662
Total liabilities	406,481	348,088

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 250,000 shares authorized; 139,816 and 139,816 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	1,398	1,398
Additional paid-in capital	(233,910)	(234,066)
Accumulated other comprehensive loss	(277)	(5,088)
Retained earnings	139,118	169,634
Total stockholders' deficit	(93,671)	(68,122)
Total liabilities and stockholders' deficit	$312,810	$279,966

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$53,471	$40,184
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	3,251	3,668
Other amortization and depreciation	50	298
Hedge ineffectiveness on foreign exchange contracts	(3)	84
Stock-based compensation expense	156	204
Deferred taxes	(276)	1,961
Changes in assets and liabilities:
Receivables from licensees	216	600
Prepaid and other current assets	(438)	1,468
Accrued interest on notes receivable	(2,531)	—
Other assets	1,145	(2,288)
Accounts payable	(570)	(57)
Accrued legal settlement	—	(27,500)
Accrued liabilities	(669)	985
Other long-term liabilities	198	(1,711)
Net cash provided by operating activities	54,000	17,896
Cash flows from investing activities
Purchases of investments	—	(5,993)
Maturities of investments	12,405	14,000
Issuance of notes receivable	(2,579)	(7,425)
Repayment of notes receivable	8,134	—
Acquisition of property and equipment	—	(8)
Net cash provided by investing activities	17,960	574
Cash flows from financing activities
Repayment of non-recourse notes	—	(23,839)
Payment of debt issuance costs	—	(845)
Cash dividends paid	(20,980)	(20,962)
Net cash used in financing activities	(20,980)	(45,646)
Net increase (decrease) in cash and cash equivalents	50,980	(27,176)
Cash and cash equivalents at beginning of the year	131,212	168,544
Cash and cash equivalents at end of period	$182,192	$141,368

Supplemental cash flow information
Cash paid for income taxes	$28,000	$18,000
Cash paid for interest	$2,588	$4,980
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management of PDL believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2012, has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements are prepared in accordance with GAAP and the rules and regulations of the SEC.

Notes Receivable and Other Long-Term Receivables

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

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for ten percent or more of our total revenues, was:

		Three Months Ended March 31,
Licensee	Product Name	2013	2012
Genentech	Avastin®	36%	30%
	Herceptin®	33%	33%
	Lucentis®	13%	14%

Elan	Tysabri®	14%	15%

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

Comprehensive Income

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

New Accounting Pronouncements

In January 2013, we adopted the provisions of ASU No. 2013-01, issued by the FASB, which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements and are not subject to any right of offset provisions with our counterparties. Accordingly, this amendment did not have a material impact on our Consolidated Condensed Financial Statements. Additional information about derivative instruments can be found in Note 5 of the Notes to the Consolidated Condensed Financial Statements.

In February 2013, FASB amended ASC 220, “Comprehensive Income.” This amendment requires companies to report, in one place, information about reclassifications (by component) out of accumulated other comprehensive income. In addition, this amendment requires companies to present the related line item effect of significant reclassifications on the statement where income is presented. We adopted the provisions of this amendment during the first quarter 2013, which affects only the display of information and does not change existing recognition and measurement requirements in our Consolidated Condensed Financial Statements.

2. Net Income per Share

	Three Months Ended March 31,
Net Income per Basic and Diluted Share:	2013	2012
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$53,471	$40,184
Add back interest expense for convertible notes, net of estimated tax of approximately $3 and $15 for the three months ended March 31, 2013 and 2012, respectively. (see Note 9)	6	27
Net income used to compute net income per diluted share	$53,477	$40,211

Denominator
Total weighted-average shares used to compute net income per basic share	139,816	139,680
Restricted stock outstanding	61	68
Effect of dilutive stock options	18	15
Assumed conversion of Series 2012 Notes	6,688	315
Assumed conversion of May 2015 Notes	2,345	—
Assumed conversion of February 2015 Notes	173	126
Weighted-average shares used to compute net income per diluted share	149,101	140,204

Net income per basic share	$0.38	$0.29
Net income per diluted share	$0.36	$0.29

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our February 2015 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes.

In May 2011, we issued our May 2015 Notes, and in January and February 2012, we issued our Series 2012 Notes. The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted average share adjustments related to our Series 2012 Notes and May 2015 Notes include the shares issuable in respect of such excess.

We excluded 20.0 million and 18.4 million shares of potential dilution for our warrants for the three months ended March 31, 2013 and 2012, respectively, for our warrants issued in 2011, because the exercise price of the warrants exceeded the average market price of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 23.5 million and 21.6 million shares were excluded for the three months ended March 31, 2013 and 2012, respectively, because they have no effect on diluted net income per share under GAAP. For information related to the conversion rates on our convertible debt, see Note 9.

For the three months ended March 31, 2013, we excluded approximately 139,000 and 20,000 shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Financial assets:
Money market funds	$173,532	$—	$173,532	$121,095	$—	$121,095
Certificates of deposit	—	20,988	20,988	—	26,128	26,128
Corporate debt securities	—	5,021	5,021	—	13,572	13,572
Foreign currency hedge contracts	—	1,176	1,176	—	—	—
Total	$173,532	$27,185	$200,717	$121,095	$39,700	$160,795

Financial liabilities:
Foreign currency hedge contracts	$—	$1,229	$1,229	$—	$7,581	$7,581

The fair value of the certificates of deposit is determined using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. The certificates of deposit include a $20.0 million certificate of deposit that is restricted as it was purchased to collateralize the line of credit for Merus Labs; see Note 6.

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

There have been no transfers between levels during the three months ended March 31, 2013 and December 31, 2012. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2013			December 31, 2012
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$37,157	$—	$37,157	$41,098	$—	$41,098
Merus Labs note receivable	30,000	30,000	—	30,000	30,000	—
AxoGen note receivable	23,027	—	23,027	22,110	—	22,110
Total	$90,184	$30,000	$60,184	$93,208	$30,000	$63,208

Liabilities:
Series 2012 Notes	$167,015	$235,940	$—	$165,528	$227,187	$—
May 2015 Notes	144,606	188,489	—	143,433	182,031	—
February 2015 Notes	992	1,318	—	991	1,269	—
Total	$312,613	$425,747	$—	$309,952	$410,487	$—

As of March 31, 2013, the fair values of our Wellstat Diagnostic note receivable, Merus Labs note receivable, and AxoGen note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes with fixed interest rates and incorporating expected payments for notes with a variable rate of return.

On March 31, 2013, the carrying value of the AxoGen note approximates its fair value. We determined the estimated fair value of the note to be Level 3, as our valuation utilized significant unobservable inputs, including estimates of Axogen's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to AxoGen, current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector. Additionally, we reviewed market yield indices for changes since the issuance of the note. We observed no material events with AxoGen or in the market in which it participates since the placement.

On March 31, 2013, the carrying value of the note receivable from Wellstat Diagnostics approximates its fair value. Due to the breach of the credit agreement as of December 31, 2012, as discussed in Note 6, we considered the fair value of the collateral when estimating fair value of the note. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. The fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a 15 year period. The terminal value was estimated using selected market multiples based on sales and EBITDA. We determined that this note is a Level 3 asset, as our valuation of collateral utilized significant unobservable inputs including estimates of discount rate of 35%, terminal value EBITDA multiple of 17.5, terminal value sales multiple of 3.0 and future revenue and expenses related to commercialization of the borrower's technology.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes of our then outstanding notes.

4. Cash Equivalents and Investments

As of March 31, 2013, and December 31, 2012, we had invested our excess cash balances primarily in money market funds, certificates of deposit, and corporate debt securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ deficit, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Investment	Short-Term Marketable Securities	Long-Term Marketable Securities
(In thousands)
March 31, 2013
Cash	$7,672	$—	$—	$7,672	$7,672	$—	$—	$—
Money market funds	173,532	—	—	173,532	173,532	—	—	—
Certificates of deposit	20,988	—	—	20,988	988	$20,000	—	—
Corporate debt securities	5,015	6	—	5,021	—	—	5,021	—
Total	$207,207	$6	$—	$207,213	$182,192	$20,000	$5,021	$—

December 31, 2012
Cash	$7,894	$—	$—	$7,894	$7,894	$—	$—	$—
Money market funds	121,095	—	—	121,095	121,095	—	—	—
Certificates of deposit	26,128	—	—	26,128	2,223	20,000	3,905	—
Corporate debt securities	13,562	10	—	13,572	—	—	13,572	—
Total	$168,679	$10	$—	$168,689	$131,212	20,000	$17,477	$—

No gains or losses on sales of available-for-sale securities were recognized for the three months ended March 31, 2013 and 2012.

Cash and Available-For-Sale Securities by Contractual Maturity	March 31, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$207,207	$207,213	$168,679	$168,689
Greater than one year but less than five years	—	—	—	—
Total	$207,207	$207,213	$168,679	$168,689

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2013, and December 31, 2012.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of March 31, 2013, and December 31, 2012, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

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

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			March 31, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(392)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(609)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(228)	36,814	(1,331)
Euro	1.300	Sell Euro	91,000	1,176	91,000	(1,538)
Total			$183,114	$(53)	$210,667	$(7,581)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were:

Cash Flow Hedge	Location	March 31, 2013	December 31, 2012
(In thousands)
Euro contracts	Prepaid and other current assets	$1,176	$—
Euro contracts	Accrued liabilities	$—	$3,574
Euro contracts	Other long-term liabilities	$1,229	$4,007

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were:

	Three Months Ended March 31,
	2013	2012
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$3,568	$(5,482)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(1,247)	$1,195
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$3	$(84)
Amount excluded from effectiveness testing	$—	$—
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($3,000) and $57,000 for the three months ended March 31, 2013 and 2012, respectively. Net loss from restructuring hedges was approximately zero and $27,000 for the three months ended March 31, 2013 and 2012, respectively.

6. Notes Receivable and Other Long-term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012.

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

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL has agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the quarter ended March 31, 2013, approximately $2.6 million was advanced pursuant to the forbearance agreement.

At December 31, 2012 the carrying value of the note was included in non-current assets. At March 31, 2013, the note is subject to the forbearance agreement and we believe the note will be settled within twelve months. Therefore, the carrying value is included in current assets. The note is collateralized by all assets and equity interest in Wellstat Diagnostics.

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

AxoGen Note Receivable and Revenue Interest Purchase Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of

AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on March 31, 2013.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the change of control provision was not material on March 31, 2013.

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

For carrying value and fair value information related to our Notes Receivable and Other Long-term Receivables, see Note 3.

7. Accrued Liabilities

	March 31, 2013	December 31, 2012
(In thousands)
Compensation	$928	$594
Interest	3,087	2,925
Foreign currency hedge	—	3,574
Dividend payable	63,060	53
Legal	705	2,020
Other	501	234
Total	$68,281	$9,400

8. Commitments and Contingencies

Legal Proceedings

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that the Avastin, Herceptin, Lucentis and Xolair® do not infringe the SPCs granted to PDL by various countries in Europe for covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. The SPCs covering the Avastin, Herceptin, Lucentis and Xolair effectively extend our

European patent protection for the '216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 54% of our royalty revenues for the three months ended March 31, 2013.

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they intend to request review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend up to eighteen months. Accordingly, while the court has scheduled trial to commence on October 7, 2013, the likelihood that a trial date will be pushed out to as late as mid-2014 to mid-2015 is significant. Even in the event that the Nevada Supreme Court does not accept review of Roche and Genentech's request, due to the stay of proceedings in the interim period, the possibility exists that the parties will have insufficient time to complete discovery and other pre-trial activities, necessitating a delay in the currently scheduled October 2013 trial. In that instance, it is unclear at this time whether such a delay would occur or how long such a delay would be. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $97.6 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, related to this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

9. Convertible Notes

		Principal Balance Outstanding	Carrying Value
Description	Maturity Date	March 31, 2013	March 31, 2013	December 31, 2012
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$179,000	$167,015	$165,528
May 2015 Notes	May 1, 2015	$155,250	144,606	143,433
February 2015 Notes	February 15, 2015	$1,000	992	991
Total			$312,613	$309,952

As of March 31, 2013, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately. For fair value information on our convertible notes, see Note 3.

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

The terms of the Series 2012 Notes are governed by the indenture dated as of January 5, 2012, and include a net share settlement feature, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. The Series 2012 Notes may not be redeemed by the Company prior to their stated maturity date. Our Series 2012 Notes are due February 15, 2015 and bear interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. This is the same interest rate that we pay on the February 2015 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

(In thousands)	March 31, 2013	December 31, 2012
Principal amount of the Series 2012 Notes	$179,000	$179,000
Unamortized discount of liability component	(11,985)	(13,472)
Total	$167,015	$165,528

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended March 31,
(In thousands)	2013	2012
Contractual coupon interest	$1,287	$1,263
Amortization of debt issuance costs	284	271
Amortization of debt discount	1,487	1,365
Total	$3,058	$2,899

As of March 31, 2013, our Series 2012 Notes are convertible into 173.200 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.77 per common share, subject to further adjustment upon certain events including dividend payments. As of March 31, 2013, the remaining discount amortization period was 1.9 years.

Our common stock did not exceed the conversion threshold price of $7.67 for at least 20 days during 30 consecutive trading days ended December 31, 2012; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended March 31, 2013. Our common stock price did not exceed the conversion threshold price of $7.51 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the Series 2012 Notes are not convertible at the option of the holder during the quarter ending June 30, 2013. At March 31, 2013, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $47.3 million.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes are due May 1, 2015 and we pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2013, the remaining discount amortization period is 2.1 years.

The carrying value and unamortized discount of our May 2015 Notes were:

(In thousands)	March 31, 2013	December 31, 2012
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(10,644)	(11,817)
Total	$144,606	$143,433

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended March 31,
(In thousands)	2013	2012
Contractual coupon interest	$1,455	$1,455
Amortization of debt issuance costs	304	295
Amortization of debt discount	1,173	1,090
Total	$2,932	$2,840

As of March 31, 2013, our May 2015 Notes are convertible into 151.6248 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.60 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock did not exceed the conversion threshold price of $8.76 for at least 20 days during 30 consecutive trading days ended December 31, 2012; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended March 31, 2013. Our common stock price did not exceed the conversion threshold price of $8.57 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending June 30, 2013. At March 31, 2013, the if-converted value of our May 2015 exceeded their principal amount by approximately $16.6 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 23.5 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.60 and $7.76, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.60, but below $7.76, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.76, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.76. For example, a 10% increase in the share price above $7.76 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2013, and December 31, 2012, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2013, and December 31, 2012. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

Our February 2015 Notes bear interest at 2.875% per annum, are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 173.200 shares of common stock per $1,000 principal amount, or $5.77 per share, subject to further adjustment in certain events including dividend payments. We pay interest on our February 2015 Notes semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Our February 2015 Notes issuance was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of March 31, 2013, and December 31, 2012, our February 2015 Notes aggregate principal outstanding was $1.0 million.

As of March 31, 2013, and December 31, 2012, our February 2015 Notes unamortized issuance costs, included as a component of Other Assets on the Condensed Consolidated Balance Sheets, were approximately $11,000 and $12,000, respectively. As of March 31, 2013, and December 31, 2012, the unamortized discount on our February 2015 Notes was approximately $8,000 and $9,000, respectively. The issuance cost and discount are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period as of March 31, 2013, of approximately 1.9 years.

10. Other Long-Term Liabilities

	March 31, 2013	December 31, 2012
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	103	—
Uncertain tax positions	13,051	12,955
Foreign currency hedge	1,229	4,007
Total	$25,083	$27,662

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 14, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2013:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2012	4,589	196	$16.22	120	$6.51
Granted	(51)	—		51	$6.72
Forfeited or canceled	5	—		(5)	$6.29
Balance at March 31, 2013	4,543	196	$16.22	166	$6.58

12. Cash Dividends

On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to

stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

In connection with the March 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	173.200	$5.77	March 1, 2013
May 2015 Notes	151.6248	$6.60	March 1, 2013
February 2015 Notes	173.200	$5.77	March 6, 2013

13. Income Taxes

For the three months ended March 31, 2013 and 2012, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

In general, our income tax returns are subject to examination by tax authorities for tax years 1996 forward. The FTB is currently examining the Company’s 2008, 2009 and 2010 tax returns. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months.

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Beginning Balance at December 31, 2012	$7	$(5,095)	$(5,088)
Activity for the three months ended March 31, 2013	(3)	4,814	4,811
Ending Balance at March 31, 2013	$4	$(281)	$(277)

15. Subsequent Events

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40 million available to Avinger, we funded an initial $20 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10 million and $20 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at the rate of 12% per annum, and outstanding borrowings as a result of additional amounts funded upon reaching the revenue milestones bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestones are not achieved or (ii) the thirteenth interest payment date if the revenue milestones are achieved. The principal amount outstanding at commencement of repayment, after taking in account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

Under the credit agreement, Avinger may prepay the outstanding principal and accrued interest on the note receivable at any time. However, if Avinger repays the note receivable prior to April 2018, the Company will receive certain minimum payments from Avinger from the prepayment date through the maturity date of the note receivable.

In connection with entering into the credit agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues through April 2018. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Avinger and any of its subsidiaries (other than controlled foreign corporations, if any). The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

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

Recent Developments

March 12, 2013, Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. On March 12, 2013, we paid the regular quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the three months ended March 31, 2013.

In connection with the March 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	173.200	$5.77	March 1, 2013
May 2015 Notes	151.6248	$6.60	March 1, 2013
February 2015 Notes	173.200	$5.77	March 6, 2013

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

Wellstat Diagnostics Forbearance Agreement

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

Subsequent Events

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40 million available to Avinger, we funded an initial $20 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10 million and $20 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at the rate of 12% per annum, and outstanding borrowings as a result of additional amounts funded upon reaching the revenue milestones bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestones are not achieved or (ii) the thirteenth interest payment date if the revenue milestones are achieved. The principal amount outstanding at commencement of repayment, after taking in account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

Under the credit agreement, Avinger may prepay the outstanding principal and accrued interest on the note receivable at any time. However, if Avinger repays the note receivable, the Company will receive certain minimum payments from Avinger from the prepayment date through the maturity date of the note receivable.

In connection with entering into the credit agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues through April 2018. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Avinger and any of its subsidiaries (other than controlled foreign corporations). The Credit Agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

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

The following is a list of our U.S. patents within our Queen et al. patent portfolio:

Application Number	Filing Date	Patent Number	Issue Date	Expiration Date
08/477,728	6/7/1995	5,585,089	12/17/1996	6/25/2013
08/474,040	6/7/1995	5,693,761	12/2/1997	12/2/2014
08/487,200	6/7/1995	5,693,762	12/2/1997	6/25/2013
08/484,537	6/7/1995	6,180,370	1/30/2001	6/25/2013

Our U.S. '761 patent, which is the last to expire of our U.S. patents, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 patent will typically extend to the use or sale of compositions made with those methods and/or materials. Genentech has advised us that they believe Lucentis® is not covered by the claims of the '761 patent. We have requested clarification from Genentech on the bases of their belief. However, Genentech may elect to stop royalty payments on Lucentis that is manufactured and sold in the United States after June 25, 2013. Genentech has not suggested that Lucentis that is manufactured in the United States prior to June 25, 2013 and sold after that date will not be subject to a royalty payment to us. In addition, our SPCs covering manufacture and/or sale of Lucentis in Europe do not expire until in December 2014.

Our '216B patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B patent. The SPCs effectively extend our patent protection with respect to SPC Products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Licensing Agreements for Marketed Products

In the three months ended March 31, 2013, we received royalties on sales of the seven humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®

Elan	Tysabri®

Chugai	Actemra®

For the three months ended March 31, 2013 and 2012, we received royalty revenues under license agreements of $91.8 million and $77.3 million, respectively.

On February 22, 2013, Genentech announced that the FDA had approved KadcylaTM for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. This application is currently under review by the EMA. On March 4, 2013, Genentech notified PDL in writing that Kadcyla is a licensed product for which a royalty is payable to PDL on sales thereof. PDL expects to begin receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

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

	Three Months Ended March 31,
	2013	2012
Avastin
Ex-U.S.-based Sales	60%	57%
Ex-U.S.-based Manufacturing and Sales	50%	27%
Herceptin
Ex-U.S.-based Sales	69%	70%
Ex-U.S.-based Manufacturing and Sales	41%	35%
Lucentis
Ex-U.S.-based Sales	67%	60%
Ex-U.S.-based Manufacturing and Sales	0%	0%
Perjeta
Ex-U.S.-based Sales	5%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%
Xolair
Ex-U.S.-based Sales	39%	40%
Ex-U.S.-based Manufacturing and Sales	39%	40%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the three months ended March 31, 2013 and 2012, PDL received royalties from ex-U.S. based Manufacturing and Sales of three of Genentech’s licensed products: Herceptin, Avastin and Xolair. Roche, Genentech's parent company, produces Avastin and Herceptin in plants in Basel, Switzerland and Penzberg, Germany, respectively. Roche has announced that there are new plants in Singapore for the potential production of Avastin and Lucentis.

The master patent license agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Genentech prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

On June 8, 2012, Genentech announced that the U.S. Food and Drug Administration approved Perjeta (pertuzumab). Perjeta is approved in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease. PDL began receiving royalties generated from Perjeta during the quarter ended September 30, 2012.

On March 5, 2013, Genentech announced that Perjeta was approved by the EMA in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease.

On February 22, 2013, Genentech announced that the FDA had approved Kadcyla for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. This application is currently under review by the EMA. On March 4, 2013, Genentech notified PDL in writing that Kadcyla is a licensed product for which a royalty is payable to PDL on sales thereof. PDL expects to begin receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

In 2010 we initiated an audit of Genentech related to its payment of royalties for the period 2007-2009.  KPMG, who Genentech and PDL agreed would be the independent auditor for this purpose, concluded that, based on the information available to it, Genentech may have underpaid royalties during the audited period.  Genentech disagrees with KPMG's conclusions.  We are in discussions with Genentech in an attempt to resolve the matter.

Elan

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product manufactured in the U.S. prior to patent expiry. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products that are not currently marketed. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, solanezumab is the Lilly licensed antibody for the treatment of Alzheimer's disease. If Lilly’s antibody for Alzheimer’s disease is approved, we would receive royalties on sales of solanezumab manufactured before patent expiration, as well as be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the two percent royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization.

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

Critical Accounting Policies and Uses of Estimates

During the three months ended March 31, 2013, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

 Operating Results

Three Months Ended March 31, 2013, compared to three months ended March 31, 2012

Revenues

	Three Months Ended March 31,		Change from Prior
	2013	2012	Year %
(Dollars in thousands)
Revenues
Royalties	$91,847	$77,344	19%
Total revenues	$91,847	$77,344	19%

Total royalty revenues were $91.8 million and $77.3 million for the three months ended March 31, 2013 and 2012, respectively, and consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased nineteen percent for the three months ended March 31, 2013, when compared to the same period in 2012. The growth is primarily driven by increased royalties in the fourth quarter of 2012 of Avastin, Herceptin, Lucentis, Tysabri, and Actemra by our licensees. Net sales of Avastin, Herceptin, Lucentis, Xolair and Perjeta, are subject to a tiered royalty rate except in the case when the product is ex-U.S. Manufactured and Sold, in which case it is subject to a flat three percent royalty rate.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the three months ended March 31, 2013 and 2012:

		Three Months Ended March 31,
Licensee	Product Name	2013	2012
Genentech	Avastin	36%	30%
	Herceptin	33%	33%
	Lucentis	13%	14%

Elan	Tysabri	14%	15%

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

As a result of our Euro forward contracts, recognized royalty revenues decreased $1.9 million for the three months ended March 31, 2013, and increased $1.8 million for the three months ended March 31, 2012.

Operating Expenses

	Three Months Ended March 31,		Change from Prior
	2013	2012	Year %
(In thousands)
General and administrative	$7,186	$6,945	3%
Percentage of total revenues	8%	9%

The 3% increase in operating expenses was a result of increased legal expenses related to litigation.

Non-operating Expense, Net

For the three months ended March 31, 2013, compared to the three months ended March 31, 2012, non-operating expense, net, decreased primarily due to a $3.7 million increase in interest income from the notes receivables entered into during 2012 and $2.9 million lower interest expense as a result of our repayment of the principal balance of our Non-recourse Notes.

Income Taxes

Income tax expense for the three months ended March 31, 2013 and 2012, was $29.0 million and $21.6 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

Net Income per Share

Net income per share for the three months ended March 31, 2013 and 2012, was:

	Three Months Ended March 31,
	2013	2012
Net income per basic share	$0.38	$0.29
Net income per diluted share	$0.36	$0.29

The increase in the net income per diluted share is due to the 19% increase in royalty revenues and the resulting 33% increase in net income.

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

We had cash, cash equivalents and investments in the aggregate of $187.2 million and $148.7 million, excluding restricted investments, at March 31, 2013, and December 31, 2012, respectively. The increase was primarily attributable to net cash provided by operating activities of $54.0 million and repayment of notes receivable of $8.1 million, offset in part by payment of dividends of $21.0 million and cash advanced on notes receivable of $2.6 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016.

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

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10%, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million to replace the original $7.5 million note, which bore interest at 12% per annum. This $10.0 million note was repaid on November 2, 2012.

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

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics shall be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company.

The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL has agreed to provide up to $7.9 million to Wellstat diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the quarter ended March 31, 2013, approximately $2.6 million was advanced pursuant to the forbearance agreement.

At March 31, 2013, the note is subject to the forbearance agreement and the carrying value is included in current assets. The note is collateralized by all assets and equity interest in Wellstat Diagnostics.

Merus Labs Receivable and Credit Agreement

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

AxoGen Revenue Interest Purchase Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with high single digit royalties based on AxoGen Net Revenues, subject to agreed-upon minimum payments beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the Royalty Rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the repurchase option was not material on March 31, 2013.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the change of control provision was not material on March 31, 2013.

In addition, at any time after September 30, 2016, AxoGen, at its option, can call to repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Convertible Notes

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal amount of our February 2015 Notes, for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our new Series 2012 Notes. Our Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. At the time of the exchange, the effect of issuing $179.0 million aggregate principal of our Series 2012 Notes with the net share settle feature in exchange for our February 2015 Notes reduced 27.8 million shares of potential dilution to our stockholders.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 173.200 shares of the Company’s common stock per $1,000 of principal amount or approximately $5.77 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As March 31, 2013, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $47.3 million. However, our common stock did not exceed the conversion threshold price of $7.67 for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended March 31, 2013. Our common stock did not exceed the conversion threshold price of $7.51 for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the Series 2012 Notes are not convertible at the option of the holder during the quarter ending June 30, 2013.

May 2015 Notes

Our May 2015 Notes are due May 1, 2015, and bear interest at a rate of 3.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest. Our May 2015 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, if the closing price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the Series 2012 Notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day;

•	Upon the occurrence of certain corporate transactions as provided in the indenture; or

•	Anytime, on or after November 1, 2014.

Upon conversion of the May 2015 Notes, the Company will be required to pay cash, and if applicable, deliver shares of the Company’s common stock. Our May 2015 Notes are convertible into 151.6248 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.60 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of March 31, 2013, $155.3 million of our May 2015 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $16.6 million. However, our common stock price did not exceed the threshold price of $8.76 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2012; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended March 31, 2013. Our common stock did not exceed the conversion threshold price of $8.57 for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending June 30, 2013.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 23.5 million shares of our common stock at a strike price of approximately $6.60, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $7.76 per share, subject to additional anti-dilution and certain other customary adjustments. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes.

If the share price is above $6.60, but below $7.76, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.76, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.76. For example, a 10% increase in the share price above $7.76 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2013, and December 31, 2012. The purchased call options cost, including legal fees, $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2015 Notes

As of March 31, 2013, $1.0 million of our February 2015 Notes were outstanding and met the criteria for conversion into shares of our common stock. In January and February 2012, we exchanged $179.0 million of our February 2015 Notes for an identical amount of our new Series 2012 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 173.200 shares of common stock per $1,000 principal amount or $5.77 per share of common stock, subject to further adjustment upon certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

As of March 31, 2013, our contractual obligations consisted primarily of our Series 2012 Notes, May 2015 Notes and our February 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

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

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $97.6 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012, related to this guarantee.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at March 31, 2013, and December 31, 2012:

Euro Forward Contracts			March 31, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(392)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(609)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(228)	36,814	(1,331)
Euro	1.300	Sell Euro	91,000	1,176	91,000	(1,538)
Total			$183,114	$(53)	$210,667	$(7,581)

Interest Rate Risk

Our investment portfolio was approximately $179.5 million at March 31, 2013, and $140.8 million at December 31, 2012, and consisted of investments in Rule 2a-7 money market funds, certificates of deposit, and corporate debt securities. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $425.7 million at March 31, 2013, and $410.5 million at December 31, 2012, based on available pricing information. At March 31, 2013, and December 31, 2012, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, our May 2015 Notes, with a fixed interest rate of 3.75%, and our February 2015 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

 ITEM 1.           LEGAL PROCEEDINGS

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that the Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe for covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. The SPCs covering the Avastin, Herceptin, Lucentis, and Xolair effectively extend our European patent protection for the '216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 54% of our royalty revenues for the three months ended March 31, 2013.

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they intend to request review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend up to eighteen months. Accordingly, while the court has scheduled trial to commence on October 7, 2013, the likelihood that a trial date will be pushed out to as late as mid-2014 to mid-2015 is significant. Even in the event that the Nevada Supreme Court does not accept review of Roche and Genentech's request, due to the stay of proceedings in the interim period, the possibility exists that the parties will have insufficient time to complete discovery and other pre-trial activities, necessitating a delay in the currently scheduled

October 2013 trial. In that instance, it is unclear at this time whether such a delay would occur or how long such a delay would be. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

During the three months ended March 31, 2013, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

10.1*#	2013 Annual Bonus Plan

10.2*#	2014 Long-Term Incentive Plan

10.3*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#
Certification by the Principal Executive and Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated:	May 9, 2013
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President, Chief Executive Officer, Acting Chief Financial Officer and Acting Principal Accounting Officer