Form 10-Q/A
period 2013-03-31
PDL BIOPHARMA, INC.
filed 2013-05-14
CIK 882104

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, is being filed solely for the purpose of correcting a typographical error in the certification filed as Exhibit 32.1. This amendment reflects a change to the date contained within this certification. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as Exhibits 31.1 and 31.2 hereto. No other information contained within the Form 10-Q previously filed on May 9, 2013, has changed. The amended item is as follows:

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS	2

SIGNATURES	3

PART II. OTHER INFORMATION

ITEM 6.                      EXHIBITS

10.1*##	2013 Annual Bonus Plan

10.2*##	2014 Long-Term Incentive Plan

10.3*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

12.1##	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#
Certification by the Principal Executive and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS##	XBRL Instance Document
101.SCH##	XBRL Taxonomy Extension Schema
101.CAL##	XBRL Taxonomy Extension Calculation Linkbase
101.DEF##	XBRL Taxonomy Extension Definition Linkbase
101.LAB##	XBRL Taxonomy Extension Label Linkbase
101.PRE##	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

##	Previously filed.

*	Management contract or compensatory plan or arrangement.

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

Dated:	May 14, 2013
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

3