Form 10-Q/A
period 2012-06-30
PDL BIOPHARMA, INC.
filed 2013-05-24
CIK 882104

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

EXPLANATORY NOTE

PDL BioPharma, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (this Amendment No. 1) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the Quarterly Report), as originally filed with the Securities and Exchange Commission (the Commission) on August 2, 2012 (the Original Filing Date). This Amendment No. 1 is being filed solely to amend Exhibit 10.1 (the Exhibit) originally filed with the Quarterly Report. The Company sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and 17 C.F.R. Section 200.80(b)(4), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit to address comments the Company received from the Staff in response to its request for confidential treatment.

The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Quarterly Report. Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) as no financial statements are being filed with this Amendment No. 1.

PART II. OTHER INFORMATION

ITEM 6.                      EXHIBITS

10.1*†	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012

10.2#,##	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

12.1##	Ratio of Earnings to Fixed Charges

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**##
Certification by the Principal Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**##
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

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

##	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2013 PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)