Form 10-Q
period 2013-06-30
PDL BIOPHARMA, INC.
filed 2013-08-08
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 30, 2013, there were 140,044,781 shares of the Registrant’s Common Stock outstanding.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
Biogen Idec	Biogen Idec, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, Kadcyla®
KMPG	KPMG, LLP
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Royalties	$143,617	$125,904	$235,464	$203,248
Total revenues	143,617	125,904	235,464	203,248

Operating expenses
General and administrative	6,783	5,145	13,969	12,090
Operating income	136,834	120,759	221,495	191,158

Non-operating expense, net
Interest and other income, net	4,963	428	8,801	518
Interest expense	(6,051)	(7,872)	(12,051)	(16,573)
Total non-operating expense, net	(1,088)	(7,444)	(3,250)	(16,055)

Income before income taxes	135,746	113,315	218,245	175,103
Income tax expense	42,004	39,813	71,032	61,417
Net income	$93,742	$73,502	$147,213	$113,686

Net income per share
Basic	$0.67	$0.53	$1.05	$0.81
Diluted	$0.62	$0.52	$0.96	$0.80

Weighted average shares outstanding
Basic	139,825	139,683	139,821	139,681
Diluted	152,224	142,213	152,784	142,890

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$93,742	$73,502	$147,213	$113,686

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities(a)	(3)	(16)	(6)	13
Unrealized gains (losses) on cash flow hedges(b)	(1,533)	8,950	3,281	2,273
Total other comprehensive income (loss), net of tax	(1,536)	8,934	3,275	2,286
Comprehensive income	$92,206	$82,436	$150,488	$115,972
 ______________________________________________
(a) Net of tax of ($2) and ($9) for the three months ended June 30, 2013 and 2012, respectively, and $(3) and $7 for the six months ended June 30, 2013 and 2012, respectively.
(b) Net of tax of ($825) and $4,819 for the three months ended June 30, 2013 and 2012, respectively, and $1,767 and $1,224 for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$251,473	$131,212
Restricted investment	20,000	20,000
Short-term investments	7,377	17,477
Receivables from licensees	—	366
Deferred tax assets	1,437	1,613
Notes receivable	40	7,504
Prepaid and other current assets	3,630	4,813
Total current assets	283,957	182,985

Property and equipment, net	53	59
Notes and other receivables, long-term	110,593	85,704
Long-term deferred tax assets	3,525	4,552
Other assets	3,296	6,666
Total assets	$401,424	$279,966

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$115	$1,074
Accrued liabilities	48,837	9,400
Accrued income taxes	18,753	—
Convertible notes payable	169,521	—
Total current liabilities	237,226	10,474

Convertible notes payable	145,799	309,952
Other long-term liabilities	19,660	27,662
Total liabilities	402,685	348,088

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 139,848 and 139,816 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	1,399	1,398
Additional paid-in capital	(233,681)	(234,066)
Accumulated other comprehensive loss	(1,813)	(5,088)
Retained earnings	232,834	169,634
Total stockholders' deficit	(1,261)	(68,122)
Total liabilities and stockholders' deficit	$401,424	$279,966

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$147,213	$113,686
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	6,552	7,221
Other amortization and depreciation	(214)	586
Hedge ineffectiveness on foreign exchange contracts	(5)	—
Stock-based compensation expense	373	436
Tax expense from stock-based compensation arrangements	(13)	(7)
Deferred taxes	(548)	4,543
Changes in assets and liabilities:
Receivables from licensees	366	600
Prepaid and other current assets	1,183	6,580
Accrued interest on notes receivable	(5,366)	—
Other assets	2,080	(1,167)
Accounts payable	(959)	(373)
Accrued legal settlement	—	(27,500)
Accrued liabilities	(290)	1,098
Accrued income taxes	18,753	18,588
Other long-term liabilities	(5,271)	(1,498)
Net cash provided by operating activities	163,854	122,793
Cash flows from investing activities
Purchases of investments	(6,375)	(5,993)
Maturities of investments	16,405	20,000
Issuance of notes receivable	(27,304)	(7,425)
Repayment of notes receivable	15,634	—
Acquisition of property and equipment	(2)	(19)
Net cash provided by/(used in) investing activities	(1,642)	6,563
Cash flows from financing activities
Repayment of non-recourse notes	—	(70,632)
Payment of debt issuance costs	—	(845)
Cash dividends paid	(41,964)	(41,924)
Excess tax benefit from stock-based compensation	13	7
Net cash used in financing activities	(41,951)	(113,394)
Net increase in cash and cash equivalents	120,261	15,962
Cash and cash equivalents at beginning of the year	131,212	168,544
Cash and cash equivalents at end of period	$251,473	$184,506

Supplemental cash flow information
Cash paid for income taxes	$55,000	$30,000
Cash paid for interest	$5,498	$9,673
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at amortized cost, net of unamortized origination fees, if any.  Related fees and costs are recorded net of any amounts reimbursed.  Interest is accreted or accrued to interest income using the interest method.

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for ten percent or more of our total revenues, was:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2013	2012	2013	2012
Genentech	Avastin®	33%	33%	34%	32%
	Herceptin®	33%	35%	33%	35%
	Lucentis®	21%	22%	18%	19%

Biogen Idec[1]	Tysabri®	9%	10%	11%	12%
______________________
1 In April, 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to royalties associated with our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. These contracts extend through the fourth quarter of 2014. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges.

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

New Accounting Pronouncements

In January 2013, we adopted the provisions of ASU 2013-01, issued by the FASB, which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements and security lending transactions to the extent that they are: (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. We do not have any repurchase agreements and do not participate in securities lending transactions. Our derivative instruments are not offset in the financial statements and are not subject to any right of offset provisions with our counterparties. Accordingly, this amendment did not have a material impact on our Condensed Consolidated Financial Statements. Additional information about derivative instruments can be found in Note 5.

In February 2013, FASB amended ASC 220, “Comprehensive Income.” This amendment requires companies to report, in one place, information about reclassifications (by component) out of accumulated other comprehensive income (loss). In addition, this amendment requires companies to present the related line item effect of significant reclassifications on the statement where income is presented. We adopted the provisions of this amendment during the first quarter of 2013, which affects only the display of information and does not change existing recognition and measurement requirements in our Condensed Consolidated Financial Statements.

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2013	2012	2013	2012
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$93,742	$73,502	$147,213	$113,686
Add back interest expense for convertible notes, net of estimated tax of approximately $3 for each of the three months ended June 30, 2013 and 2012, and $7 and $18 for the six months ended June 30, 2013 and 2012, respectively (see Note 9)	6	6	13	33
Net income used to compute net income per diluted share	$93,748	$73,508	$147,226	$113,719

Denominator
Total weighted-average shares used to compute net income per basic share	139,825	139,683	139,821	139,681
Restricted stock outstanding	75	100	71	84
Effect of dilutive stock options	19	15	19	15
Assumed conversion of Series 2012 Notes	8,304	2,252	8,693	2,189
Assumed conversion of May 2015 Notes	3,825	—	4,004	—
Assumed conversion of February 2015 Notes	176	163	176	921
Weighted-average shares used to compute net income per diluted share	152,224	142,213	152,784	142,890

Net income per basic share	$0.67	$0.53	$1.05	$0.81
Net income per diluted share	$0.62	$0.52	$0.96	$0.80

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

We excluded 20.4 million and 18.8 million shares for our warrants for the three months ended June 30, 2013 and 2012, respectively, and 20.4 million and 18.8 million shares for the six months ended June 30, 2013 and 2012, respectively, for warrants issued in 2011, because the exercise price of the warrants exceeded the VWAP of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 24.0 million and 22.1 million shares were excluded for the three months ended June 30, 2013 and 2012, respectively, and 24.0 million and 22.1 million shares were excluded for the six months ended June 30, 2013 and 2012, respectively, because they have no effect on diluted net income per share under GAAP. For information related to the conversion rates on our convertible debt, see Note 9.

For the three months ended June 30, 2013, we excluded approximately 139,000 and 28,000 shares underlying outstanding stock options and restricted stock awards, respectively, and 139,000 and 8,000 shares underlying outstanding stock options and restricted stock awards, respectively, were excluded for the six months ended June 30, 2013, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

For the three and six months ended June 30, 2012, we excluded approximately 174,000 shares underlying outstanding stock options, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Financial assets:
Money market funds	$240,256	$—	$240,256	$121,095	$—	$121,095
Certificates of deposit	—	26,375	26,375	—	26,128	26,128
Corporate debt securities	—	1,002	1,002	—	13,572	13,572
Total	$240,256	$27,377	$267,633	$121,095	$39,700	$160,795

Financial liabilities:
Foreign currency hedge contracts	$—	$2,410	$2,410	$—	$7,581	$7,581

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

There have been no transfers between levels during the three and six months ended June 30, 2013, and December 31, 2012. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2013			December 31, 2012
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$43,585	$—	$43,585	$41,098	$—	$41,098
Merus Labs note receivable	22,500	22,500	—	30,000	30,000	—
AxoGen note receivable and embedded derivative	24,380	—	24,380	22,110	—	22,110
Avinger note receivable	20,168	—	20,168	—	—	—
Total	$110,633	$22,500	$88,133	$93,208	$30,000	$63,208

Liabilities:
Series 2012 Notes	$168,528	$246,322	$—	$165,528	$227,187	$—
May 2015 Notes	145,799	192,254	—	143,433	182,031	—
February 2015 Notes	993	1,376	—	991	1,269	—
Total	$315,320	$439,952	$—	$309,952	$410,487	$—

As of June 30, 2013 the fair value of our Avinger note receivable, and as of June 30, 2013, and December 31, 2012, the fair values of our Wellstat Diagnostics note receivable, Merus Labs note receivable and AxoGen note receivable and derivative were determined using one or more discounted cash flow models, incorporating expected principal payments and the interest rate extended for notes with fixed interest rates and incorporating expected payments for notes with a variable rate of return.

On June 30, 2013, and December 31, 2012, the carrying value of the AxoGen note and derivative approximates its fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates of AxoGen's future revenues, expectations about settlement and required yield. To provide support for the estimated fair value measurement, we considered forward looking performance related to AxoGen, current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector. Additionally, we reviewed market yield indices for changes since the issuance of the note. We observed no material events with AxoGen or in the market in which it participates since the placement. The carrying value and estimated fair value of the AxoGen note include the value of a change of control embedded derivative valued at $1.0 million and $0.6 million at June 30, 2013, and December 31, 2012, respectively. We utilized discounted cash flows and probability analysis to determine the fair value of the embedded derivative.

On June 30, 2013, and December 31, 2012, the carrying value of the note receivable from Wellstat Diagnostics approximates its fair value. Due to the breach of the credit agreement as of December 31, 2012, as discussed in Note 6, we considered the fair value of the underlying collateral when estimating fair value of the note. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. The fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a 15-year period. The terminal value was estimated using selected market multiples based on sales and EBITDA. Our valuation of the collateral utilized significant unobservable inputs including a discount rate of 35%, terminal value EBITDA multiple of 17.5, terminal value sales multiple of 3.0 and future revenue and expenses related to commercialization of the borrower's technology.

On June 30, 2013, the carrying value of the Avinger note approximates its fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 18.5%, estimates of Avinger's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to Avinger, current measures associated with high yield and Standard & Poor's Leveraged Commentary & Data indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of June 30, 2013, and December 31, 2012, we had invested our excess cash balances primarily in money market funds, certificates of deposit and corporate debt securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ deficit, net of estimated taxes. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Restricted Investment	Short-Term Marketable Securities
(In thousands)
June 30, 2013
Cash	$11,217	$—	$—	$11,217	$11,217	$—	$—
Money market funds	240,256	—	—	240,256	240,256	—	—
Certificates of deposit	26,375	—	—	26,375	—	$20,000	6,375
Corporate debt securities	1,001	1	—	1,002	—	—	1,002
Total	$278,849	$1	$—	$278,850	$251,473	$20,000	$7,377

December 31, 2012
Cash	$7,894	$—	$—	$7,894	$7,894	$—	$—
Money market funds	121,095	—	—	121,095	121,095	—	—
Certificates of deposit	26,128	—	—	26,128	2,223	20,000	3,905
Corporate debt securities	13,562	10	—	13,572	—	—	13,572
Total	$168,679	$10	$—	$168,689	$131,212	20,000	$17,477

No gains or losses on sales of available-for-sale securities were recognized for the three and six months ended June 30, 2013 and 2012.

Cash and Available-For-Sale Securities by Contractual Maturity	June 30, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$278,849	$278,850	$168,679	$168,689
Greater than one year but less than five years	—	—	—	—
Total	$278,849	$278,850	$168,679	$168,689

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe that we had no other-than-temporary impairments on these securities as of June 30, 2013, and December 31, 2012.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of June 30, 2013, and December 31, 2012, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

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

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			June 30, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(534)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(1,136)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(651)	36,814	(1,331)
Euro	1.300	Sell Euro	57,200	(89)	91,000	(1,538)
Total			$149,314	$(2,410)	$210,667	$(7,581)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were:

Cash Flow Hedge	Location	June 30, 2013	December 31, 2012
(In thousands)
Euro contracts	Accrued liabilities	$1,136	$3,574
Euro contracts	Other long-term liabilities	$1,274	$4,007

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(1,265)	$7,086	$2,303	$1,603
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$268	$(1,864)	$(979)	$(670)
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$2	$57	$5	$(27)
Amount excluded from effectiveness testing	$—	$—	$—	$—
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($3) and ($57) for the three months ended June 30, 2013 and 2012, respectively, and ($5) and zero for the six months ended June 30, 2013 and 2012, respectively. Net loss from restructuring hedges was approximately zero for the three months ended June 30, 2013 and 2012, respectively, and zero and $27 for the six months ended June 30, 2013 and 2012, respectively.

6. Notes Receivable and Other Long-term Receivables

Notes receivable and other long-term receivables included the following significant agreements:

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

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL has agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the six months ended June 30, 2013, approximately $7.3 million was advanced pursuant to the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. We believe the close of the pending financing transaction will occur in the near future. In the event that the owners and affiliates of Wellstat Diagnostics are successful in completing the financing transaction, PDL expects to enter into an amended and restated credit agreement with Wellstat Diagnostics.

At June 30, 2013 and December 31, 2012, the carrying value of the note was included in non-current assets.

As of June 30, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced under the note and forbearance agreement. However, the Company does not have the power to unilaterally direct operational activities of Wellstat Diagnostics and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of June 30, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $44.7 million, of which $43.6 million was recorded in notes receivable and $1.1 million was recorded in other assets. The Company estimates it has additional exposure of $2.1 million for amounts expected to be advanced to Wellstat Diagnostics after June 30, 2013 and for accrued interest on all amounts through the forbearance period. This increases our loss maximum exposure to $46.8 million.

Amounts outstanding are collateralized by all assets and equity interests in Wellstat Diagnostics. The Company believes the fair value of the collateral is not less than $76.6 million.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs for the seller of the assets to draw upon to satisfy the remaining $20.0 million purchase price obligation. The seller made this draw on the letter of credit in July 2013 and an additional loan to Merus Labs for $20.0 million was recorded. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of the draw on the letter of credit will bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement. Merus Labs made the first of these payments in December 2012 in the amount of $5.0 million and the second payment was made in June 2013 in the amount of $7.5 million.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Note Receivable and Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight years term and provides PDL with royalties of 9.95% based on AxoGen Net Revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.3 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

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

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative which should be bifurcated and separately recorded at its estimated fair value. The fair value of the change of control provision was approximately $1.0 million and $0.6 million as of June 30, 2013, and December 31, 2012, respectively. The value of this embedded derivative is included in the carrying value of the AxoGen Note Receivable. The Company recognized approximately $0.4 million in income related to this embedded derivative during the three and six month period ended June 30, 2013.

In addition, at any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

During the term of the Royalty Agreement, the Company is entitled to designate an individual to be a member of AxoGen's board of directors. The Company has exercised this right and on October 5, 2012, upon close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum, and any future outstanding borrowings as a result of additional amounts funded upon reaching the revenue milestones will bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestones are not achieved or (ii) the thirteenth interest payment date if the revenue milestones are achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

In connection with entering into the credit agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues through April 2018. Avinger may prepay the outstanding principal and accrued interest on the notes receivable at any time. If Avinger repays the notes receivable prior to April 2018, the royalty on Avinger's net revenues will be reduced by 50% and will be subject to certain minimum payments from the prepayment date through April 2018.

The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Avinger and any of its subsidiaries (other than controlled foreign corporations, if any). The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, representation and warranty and judgment defaults.

For carrying value and fair value information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	June 30, 2013	December 31, 2012
(In thousands)
Compensation	$1,381	$594
Interest	2,925	2,925
Foreign currency hedge	1,136	3,574
Dividend payable	42,101	53
Legal	969	2,020
Other	325	234
Total	$48,837	$9,400

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

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 40% of our royalty revenues for the six months ended June 30, 2013.

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they have requested review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend up to eighteen months. Accordingly, while the court has scheduled trial to commence on October 7, 2013, the likelihood that a trial date will be pushed out to as late as mid-2014 to mid-2015 is significant. Even in the event that the Nevada Supreme Court does not accept review of Roche and Genentech's request, due to the stay of proceedings in the interim period, the possibility exists that the parties will have insufficient time to complete discovery and other pre-trial activities, necessitating a delay in the currently scheduled October 2013 trial. In that instance, it is unclear at this time whether such a delay would occur or how long such a delay would be. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Arbitration with Genentech

On June 7, 2013, the Company filed a Notice of Arbitration against Genentech with the American Arbitration Association in Voorhees, New Jersey, alleging, inter alia, that Genentech underpaid royalties going back to at least 2007 and impeded PDL's attempts to have Genentech's books and records inspected to determine whether Genentech's past payments to PDL were accurately calculated.

In 2009, PDL retained KPMG to conduct an independent inspection and analysis of the books and records of Genentech and its sublicensees for the three year period covering January 1, 2007 to December 31, 2009, a right granted to PDL under PDL's Patent License Master Agreement and License Agreements with Genentech. KPMG reported to PDL that, due to limitations on its inspection imposed by Genentech, it was unable to assess the completeness or accuracy of Genentech's reporting of royalties. KPMG concluded that, based on the limited information it was able to review, Genentech appears to have underpaid PDL in an amount that, if substantiated, PDL believes would be material. Genentech has informed PDL that it disagrees with KPMG's conclusions and that it believes that it has correctly calculated royalties due.

In the arbitration, PDL: (i) requests a declaration of the parties' rights and obligations with respect to reporting and payment of royalties under the license agreements; (ii) alleges that Genentech has breached the license agreements due to its obstruction of KPMG's inspection and underpayment of royalties; and (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing by depriving PDL of the benefits of the license agreements through its obstruction of the inspection, which we further assert concealed the nature and extent of its underpayment.

On July 3, 2013, Genentech filed its Response and Counterclaim in which Genentech requests that the arbitrator (i) reject PDL's claims that Genentech breached the license agreements by underpaying royalties owed to PDL, obstructing KPMG's inspection, or violating the covenant of good faith and fair dealing; (ii) reject PDL's claim that Genentech owed any royalties to PDL on Herceptin, Avastin and Xolair manufactured and sold outside of the United States prior to December 27, 2009 on the ground that those products did not infringe the '216B patent prior to its expiration; (iii) offset any royalties underpaid during the audit period by the amount Genentech claims to have overpaid in royalties attributable to the sale of Herceptin, Avastin and Xolair manufactured and sold outside of the United States prior to December 27, 2009; and (iv) award damages to Genentech in the amount of $428,751, representing royalties Genentech overpaid during the audit period, as well as costs and reasonable attorney's fees. Genentech's counterclaim does not challenge whether Herceptin, Avastin and Xolair manufactured and sold outside of the United States after December 27, 2009, are Licensed Products (and subject to a royalty under PDL's SPCs issued to such products in Europe) as Genentech's ability to contest infringement of PDL's SPCs is the subject of pending litigation in Nevada.

The outcome of this arbitration is uncertain, and PDL may not be successful in its allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $95.1 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, related to this guarantee. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

9. Convertible Notes

		Principal Balance Outstanding	Carrying Value
Description	Maturity Date	June 30, 2013	June 30, 2013	December 31, 2012
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$179,000	$168,528	$165,528
May 2015 Notes	May 1, 2015	$155,250	145,799	143,433
February 2015 Notes	February 15, 2015	$1,000	993	991
Total			$315,320	$309,952

As of June 30, 2013, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

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

The terms of the Series 2012 Notes are governed by the indenture dated as of January 5, 2012, and include a net share settlement feature, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock. The Series 2012 Notes may not be redeemed by the Company prior to their stated maturity date. Our Series 2012 Notes are due February 15, 2015, and bear interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. This is the same interest rate that we pay on the February 2015 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were:

(In thousands)	June 30, 2013	December 31, 2012
Principal amount of the Series 2012 Notes	$179,000	$179,000
Unamortized discount of liability component	(10,472)	(13,472)
Total	$168,528	$165,528

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Contractual coupon interest	$1,287	$1,287	$2,573	$2,550
Amortization of debt issuance costs	287	277	571	548
Amortization of debt discount	1,513	1,415	3,000	2,780
Total	$3,087	$2,979	$6,144	$5,878

As of June 30, 2013, our Series 2012 Notes are convertible into 176.389 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.67 per common share, subject to further adjustment upon certain events including dividend payments. As of June 30, 2013, the remaining discount amortization period was 1.6 years .

Our common stock did not exceed the conversion threshold price of $7.51 for at least 20 days during 30 consecutive trading days ended March 31, 2013; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended June 30, 2013. Our common stock price exceeded the conversion threshold price of $7.37 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending September 30, 2013. As of June 30, 2013, the Series 2012 Notes have been reclassified from non-current to current as the notes will be due upon demand within one year of the quarter end June 30, 2013. At June 30, 2013, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $64.7 million.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes are due May 1, 2015, and we pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of June 30, 2013, the remaining discount amortization period is 1.8 years.

The carrying value and unamortized discount of our May 2015 Notes were:

(In thousands)	June 30, 2013	December 31, 2012
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(9,451)	(11,817)
Total	$145,799	$143,433

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Contractual coupon interest	$1,455	$1,455	$2,911	$2,911
Amortization of debt issuance costs	307	297	611	592
Amortization of debt discount	1,194	1,110	2,366	2,200
Total	$2,956	$2,862	$5,888	$5,703

As of June 30, 2013, our May 2015 Notes are convertible into 154.4189 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.48 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock did not exceed the conversion threshold price of $8.57 for at least 20 days during 30 consecutive trading days ended March 31, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended June 30, 2013. Our common stock price did not exceed the conversion threshold price of $8.42 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending September 30, 2013. At June 30, 2013, the if-converted value of our May 2015 exceeded their principal amount by approximately $29.8 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 24.0 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.48 and $7.62, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.48, but below $7.62, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.62, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.62. For example, a 10% increase in the share price above $7.62 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2013, and December 31, 2012, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2013, and December 31, 2012. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

Our February 2015 Notes bear interest at 2.875% per annum, are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 176.389 shares of common stock per $1,000 principal amount, or $5.67 per share, subject to further adjustment in certain events including dividend payments. We pay interest on our February 2015 Notes semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors. Our February 2015 Notes issuance was not registered under the Securities Act of 1933, as amended, in reliance on exemption from registration thereunder. As of June 30, 2013, and December 31, 2012, our February 2015 Notes aggregate principal outstanding was $1.0 million.

As of June 30, 2013, and December 31, 2012, our February 2015 Notes unamortized issuance costs, included as a component of Other Assets on the Condensed Consolidated Balance Sheets, were approximately $9,000 and $12,000, respectively. As of June 30, 2013, and December 31, 2012, the unamortized discount on our February 2015 Notes was approximately $7,000 and $9,000, respectively. The issuance cost and discount are being amortized to interest expense over the term of our February 2015 Notes, with a remaining amortization period as of June 30, 2013, of approximately 1.6 years.

10. Other Long-Term Liabilities

	June 30,	December 31,
	2013	2012
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	255	—
Uncertain tax positions	7,431	12,955
Foreign currency hedge	1,274	4,007
Total	$19,660	$27,662

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 14, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2013:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2012	4,589	196	$16.22	120	$6.51
Granted	(103)	—		103	$7.41
Shares released	—	—		(31)	$6.63
Forfeited or canceled	5	—		(5)	$6.29
Balance at June 30, 2013	4,491	196	$16.22	187	$7.05

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

In connection with the June 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	176.389	$5.67	June 3, 2013
May 2015 Notes	154.4189	$6.48	June 3, 2013
February 2015 Notes	176.389	$5.67	June 6, 2013

13. Income Taxes

For the three and six months ended June 30, 2013 and 2012, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

During the second quarter of 2013, a release of the tax reserve against the federal tax credits taken on the 2009 income tax return, was recorded in the amount of $5.7 million.  This resulted in a reduction to the tax expense for the quarter.

In general, our income tax returns are subject to examination by tax authorities for tax years 1996 forward. The California Franchise Tax Board is currently examining the Company’s 2008, 2009 and 2010 tax returns. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months.

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2012	$7	$(5,095)	$(5,088)
Activity for the six months ended June 30, 2013	(6)	3,281	3,275
Ending Balance at June 30, 2013	$1	$(1,814)	$(1,813)

15. Subsequent Events

As discussed in Note 6, in July 2013, we loaned an additional $20.0 million to Merus Labs when the seller of assets purchased by Merus Labs drew $20.0 million on the letter of credit previously provided by PDL in July 2012 to satisfy Merus Labs remaining $20.0 million purchase price obligation. Outstanding borrowings as a result of the draw on the letter of credit bear interest at the rate of 14.0% per annum. The remaining principal balance of all loans are due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement.

In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it has retired $1,000,000 aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1,000,000 aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, there was no principal amount that remained outstanding of the February 2015 Notes and $180,000,000 principal amount of the Series 2012 Notes was outstanding.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL has agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL has agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the six months ended June 30, 2013, approximately $7.3 million was advanced pursuant to the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. We believe the close of the pending financing transaction will occur in the near future. In the event that the owners and affiliates of Wellstat Diagnostics are successful in completing the financing transaction, PDL expects to enter into an amended and restated credit agreement with Wellstat Diagnostics.

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

OVERVIEW

PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer, immunologic diseases and other medical conditions. Today, PDL is focused on intellectual property asset management, investing in new income generating assets and maximizing value for its shareholders. We receive royalties based on sales of humanized antibody products marketed today and may also receive royalty payments on additional humanized antibody products that are manufactured or launched before final patent expiry in December 2014 or which are otherwise subject to a royalty for licensed know-how under our agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees' net sales of covered antibodies.

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

Recent Developments

Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. On June 12, 2013, we paid the regular quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the three months ended June 30, 2013.

In connection with the June 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	176.389	$5.67	June 3, 2013
May 2015 Notes	154.4189	$6.48	June 3, 2013
February 2015 Notes	176.389	$5.67	June 6, 2013

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at the rate of 12% per annum, and outstanding borrowings as a result of additional amounts funded upon reaching the revenue milestones bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestones are not achieved or (ii) the thirteenth interest payment date if the revenue milestones are achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

In connection with entering into the credit agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues through April 2018. Avinger may prepay the outstanding principal and accrued interest on the note receivable at any time. If Avinger repays the note receivable prior to April 2018, the royalty on Avinger's net revenues will be reduced by 50% and will be subject to certain minimum payments from the prepayment date through April 2018.

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

Wellstat Diagnostics Forbearance Agreement

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the six months ended June 30, 2013, approximately $7.3 million was advanced pursuant to the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. We believe the close of the pending financing transaction will occur in the near future. In the event that the owners and affiliates of Wellstat Diagnostics are successful in completing the financing transaction, PDL expects to enter into an amended and restated credit agreement with Wellstat Diagnostics.

As of June 30, 2013, the Company determined its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced under the note and forbearance agreement. However, the Company does not have the power to unilaterally direct operational activities of Wellstat diagnostics and is not the primary beneficiary of Wellstat Diagnostics and therefore Wellstat Diagnostics is not subject to consolidation.

As of June 30, 2013, the carrying value of amounts advanced to Wellstat Diagnostics was $44.7 million, of which $43.6 million was recorded in notes receivable and $1.1 million was recorded in prepaid and other current assets. The Company estimates it has additional exposure of $2.1 million for amounts expected to be advanced to Wellstat Diagnostics after June 30, 2013, and accrued interest on all amounts through the forbearance period. This increases our maximum exposure to loss to $46.8 million.

Amounts outstanding are collateralized by all assets and equity interests in Wellstat Diagnostics. The Company believes the fair value of the collateral is not less than $76.6 million.

Subsequent Events

As discussed in Note 6 to our interim condensed consolidated financial statements, in July 2013, we loaned an additional $20.0 million to Merus Labs when the seller of assets purchased by Merus Labs drew $20.0 million on the letter of credit previously provided by PDL in July 2012 to satisfy their remaining $20.0 million purchase price obligation. Outstanding borrowings as a result of the draw on the letter of credit bear interest at the rate of 14.0% per annum. The remaining principal balance of all loans are due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement.

In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it has retired $1,000,000 aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1,000,000 aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, there was no principal amount that remained outstanding of the February 2015 Notes and $180,000,000 principal amount of the Series 2012 Notes was outstanding.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raises funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the six months ended June 30, 2013, approximately $7.3 million was advanced pursuant to the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. We believe the close of the pending financing transaction will occur in the near future. In the event that the owners and affiliates of Wellstat Diagnostics are successful in completing the financing transaction, PDL expects to enter into an amended and restated credit agreement with Wellstat Diagnostics.

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

Licensing Agreements for Marketed Products

In the six months ended June 30, 2013, we received royalties on sales of the eight humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri®

Chugai	Actemra®
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

For the three months ended June 30, 2013 and 2012, we received royalty revenues under license agreements of $143.6 million and $125.9 million, respectively, and for the six months ended June 30, 2013 and 2012, we received royalty revenues under license agreements of $235.5 million and $203.2 million, respectively.

On February 22, 2013, Genentech announced that the FDA approved Kadcyla® for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. This application is currently under review by the EMA. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Avastin
Ex-U.S.-based Sales	56%	54%	58%	55%
Ex-U.S.-based Manufacturing and Sales	46%	20%	48%	23%
Herceptin
Ex-U.S.-based Sales	67%	69%	68%	70%
Ex-U.S.-based Manufacturing and Sales	34%	41%	37%	38%
Kadcyla
Ex-U.S.-based Sales	0%	0%	0%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Lucentis
Ex-U.S.-based Sales	64%	62%	66%	61%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Perjeta
Ex-U.S.-based Sales	11%	0%	9%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Xolair
Ex-U.S.-based Sales	40%	38%	40%	39%
Ex-U.S.-based Manufacturing and Sales	40%	38%	40%	39%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the six months ended June 30, 2013 and 2012, PDL received royalties from ex-U.S. based Manufacturing and Sales of three of Genentech’s licensed products: Herceptin, Avastin and Xolair. Roche, Genentech's parent company, produces Avastin and Herceptin in plants in Basel, Switzerland, and Penzberg, Germany, respectively. Roche has announced that there are new plants in Singapore for the potential production of Avastin and Lucentis.

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

On February 22, 2013, Genentech announced that the FDA approved Kadcyla for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. This application is currently under review by the EMA. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

In 2010 we initiated an audit of Genentech related to its payment of royalties for the period 2007-2009.  KPMG, who Genentech and PDL agreed would be the independent auditor for this purpose, concluded that, based on the information available to it, Genentech may have underpaid royalties during the audited period. Genentech disagrees with KPMG's conclusions. Since we have been unable to resolve this matter with Genentech, we filed a Notice of Arbitration on June 7, 2013, against Genentech alleging that Genentech underpaid royalties going back to at least 2007 and impeded our attempts to have Genentech's books and records inspected to determine whether Genentech's past payments to PDL were accurately calculated. The outcome of this arbitration is uncertain, and we may not be successful in our allegations.

Biogen Idec

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. All obligations under our original patent license agreement with Elan have been assumed by Biogen Idec.

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

Critical Accounting Policies and Uses of Estimates

During the six months ended June 30, 2013, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Results

Three and six months ended June 30, 2013, compared to three and six months ended June 30, 2012

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2013	2012	Year %	2013	2012	Year %
(Dollars in thousands)
Revenues
Royalties	$143,617	$125,904	14%	$235,464	$203,248	16%
Total revenues	$143,617	$125,904	14%	$235,464	$203,248	16%

Total royalty revenues were $143.6 million and $125.9 million for the three months ended June 30, 2013 and 2012, respectively, and $235.5 million and $203.2 million for the six months ended June 30, 2013 and 2012, respectively, and consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased 14% for the three months ended June 30, 2013, when compared to the same period in 2012, and increased 16% for the six months ended June 30, 2013, when compared to the same period in 2012. The growth is primarily driven by increased royalties in the first and second quarters of 2013 of Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla, Tysabri, and Actemra by our licensees. Net sales of Avastin, Herceptin, Lucentis, Xolair, Perjeta, and Kadcyla, are subject to a tiered royalty rate except in the case when the product is ex-U.S. Manufactured and Sold, in which case it is subject to a flat three percent royalty rate.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2013 and 2012:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2013	2012	2013	2012
Genentech	Avastin	33%	33%	34%	32%
	Herceptin	33%	35%	33%	35%
	Lucentis	21%	22%	18%	19%

Biogen Idec[1]	Tysabri	9%	10%	11%	12%
__________________
1 In April, 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

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

As a result of our Euro forward contracts, recognized royalty revenues increased (decreased) $0.4 million and $(2.9) million for the three months ended June 30, 2013 and 2012, respectively, and increased (decreased) $(1.5) million and $(1.0) million for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2013	2012	Year %	2013	2012	Year %
(In thousands)
General and administrative	$6,783	$5,145	32%	$13,969	$12,090	16%
Percentage of total revenues	5%	4%		6%	6%

The increase in operating expenses was a result of increased legal expenses related to litigation.

Non-operating Expense, Net

For the three months ended June 30, 2013, compared to the three months ended June 30, 2012, non-operating expense, net, decreased primarily due to a $4.5 million increase in interest income from the notes receivables entered into during 2012 and 2013 and $1.8 million lower interest expense as a result of our repayment of the principal balance of our Non-recourse Notes.

For the six months ended June 30, 2013, compared to the six months ended June 30, 2012, non-operating expense, net, decreased primarily due to a $8.3 million increase in interest income from the notes receivables entered into during 2012 and 2013 and $4.5 million lower interest expense as a result of our repayment of the principal balance of our Non-Recourse Notes.

Income Taxes

Income tax expense for the three months ended June 30, 2013 and 2012, was $42.0 million and $39.8 million, respectively, and for the six months ended June 30, 2013 and 2012, was $71.0 million and $61.4 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

During the second quarter of 2013, a release of the tax reserve against the federal tax credits taken on the 2009 income tax return, was recorded in the amount of $5.7 million.  This resulted in a reduction to the tax expense for the quarter.

Net Income per Share

Net income per share for the three and six months ended June 30, 2013 and 2012, was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income per basic share	$0.67	$0.53	$1.05	$0.81
Net income per diluted share	$0.62	$0.52	$0.96	$0.80

The increase in the net income per diluted share is due to the increase in royalty revenues and the resulting increase in net income.

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

We had cash, cash equivalents and investments in the aggregate of $258.9 million and $148.7 million, excluding restricted investments, at June 30, 2013, and December 31, 2012, respectively. The increase was primarily attributable to net cash provided by operating activities of $163.9 million and repayment of notes receivable of $15.6 million, offset in part by payment of dividends of $42.0 million and cash advanced on notes receivable of $27.3 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On January 23, 2013, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

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

Under the credit agreement, Wellstat Diagnostics may prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics and a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempt to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the credit agreement. During the six months ended June 30, 2013, approximately $7.3 million was advanced pursuant to the forbearance agreement. Following the conclusion of the June 28 forbearance period, the

Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. We believe the close of the pending financing transaction will occur in the near future. In the event that the owners and affiliates of Wellstat Diagnostics are successful in completing the financing transaction, PDL expects to enter into an amended and restated credit agreement with Wellstat Diagnostics.

At June 30, 2013, the note is subject to the forbearance agreement and the carrying value is included in non-current assets.

Merus Labs Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs for the seller of the assets to draw upon to satisfy the remaining $20.0 million purchase price obligation. The seller made this draw on the letter of credit in July of 2013 and an additional loan to Merus Labs for $20.0 million was recorded. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of the draw on the letter of credit will bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement. Merus Labs made the first of these payments in December 2012 in the amount of $5.0 million and the second payment was made in June 2013 in the amount of $7.5 million.

The credit agreement provides for a number of standard events of default, including payment, bankruptcy, covenant, judgment and cross-defaults.

AxoGen Note Receivable and Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen Net Revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.3 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately recorded at fair value. The fair value of the repurchase option was not material on June 30, 2013.

In the event of a change of control of AxoGen, it must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative which should be bifurcated and separately accounted for at fair value. The fair value of the change of control provision was approximately $1.0 million on June 30, 2013.

In addition, at any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at the rate of 12% per annum, and outstanding borrowings as a result of additional amounts funded upon reaching the revenue milestones bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestones are not achieved or (ii) the thirteenth interest payment date if the revenue milestones are achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

In connection with entering into the credit agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues through April 2018. Avinger may prepay the outstanding principal and accrued interest on the note receivable at any time. If Avinger repays the note receivable prior to April 2018, the royalty on Avinger's net revenues will be reduced by 50% and will be subject to certain minimum payments from the prepayment date through April 2018.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 176.389 shares of the Company’s common stock per $1,000 of principal amount or approximately $5.67 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of June 30, 2013, $179.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $64.7 million. However, our common stock did not exceed the conversion threshold price of $7.51 for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the Series 2012 Notes were not convertible at the option of the holder during the quarter ended June 30, 2013. Our common stock did exceed the conversion threshold price of $7.37 for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending September 30, 2013. In the second quarter of 2013, the Series 2012 Notes have been reclassified from non-current to current as the notes will be due upon demand within one year of the quarter end June 30, 2013.

As of August 5, 2013, we have not received notices for the conversion of the Series 2012 Notes. If we do receive any conversion notices they would be net settled in cash and the excess, if any, will be settled in the Company's common stock. We do not expect the current capital market conditions and credit environment to create incentives for note holders to convert their notes, however, there can be no assurance that our holders will not request conversion. If the full $179.0 million in aggregate convertible debt was called for conversion prior to September 30, 2013, given our current cash and cash equivalents balance, we would have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. We may also consider restructuring our obligations under the convertible debt, or raising additional cash through sales of investments, assets or common stock, or from borrowings to fund this conversion.

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

Upon conversion of the May 2015 Notes, the Company will be required to pay cash, and if applicable, deliver shares of the Company’s common stock. Our May 2015 Notes are convertible into 154.4189 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.48 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of June 30, 2013, $155.3 million of our May 2015 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $29.8 million. However, our common stock price did not exceed the threshold price of $8.57 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended June 30, 2013. Our common stock did not exceed the conversion threshold price of $8.42 for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending September 30, 2013.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 24.0 million shares of our common stock at a strike price of approximately $6.48, which corresponds to the conversion price of our

May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $7.62 per share, subject to additional anti-dilution and certain other customary adjustments. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes.

If the share price is above $6.48, but below $7.62, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.62, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.62. For example, a 10% increase in the share price above $7.62 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2013, and December 31, 2012. The purchased call options cost, including legal fees, $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2015 Notes

As of June 30, 2013, $1.0 million of our February 2015 Notes were outstanding and met the criteria for conversion into shares of our common stock. In January and February 2012, we exchanged $179.0 million of our February 2015 Notes for an identical amount of our new Series 2012 Notes. Our February 2015 Notes are due February 15, 2015, and are convertible at any time, at the holders’ option, into our common stock at a conversion price of 176.389 shares of common stock per $1,000 principal amount or $5.67 per share of common stock, subject to further adjustment upon certain events including dividend payments. Our February 2015 Notes bear interest at a rate of 2.875% per annum, payable semiannually in arrears on February 15 and August 15 of each year. Our February 2015 Notes are senior unsecured debt and are redeemable by us in whole or in part on or after August 15, 2014, at 100% of principal amount. Our February 2015 Notes are not puttable by the note holders other than in the context of a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock. Such repurchase event or fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of the board of directors.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

As of June 30, 2013, our contractual obligations consisted primarily of our Series 2012 Notes, May 2015 Notes and our February 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

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

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election.

As discussed in Note 6, in July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs for the seller of the assets to draw upon to satisfy the remaining $20.0 million purchase price obligation. The seller made this draw on the letter of credit in July 2013 and an additional loan to Merus Labs for $20.0 million was recorded. Outstanding borrowings under the July 2012 loan bear interest at the rate of 13.5% per annum and outstanding borrowings as a result of the draw on the letter of credit will bear interest at the rate of 14.0% per annum. Merus Labs is required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings are subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $95.1 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012, related to this guarantee.

Indemnification

As permitted under Delaware law and under the terms of our bylaws, the Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals for certain events or occurrences, subject to certain limits, against liabilities that arise by reason of their status as directors or officers and to advance expense incurred by such individuals in connection with related legal proceedings. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at June 30, 2013, and December 31, 2012:

Euro Forward Contracts			June 30, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(534)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(1,136)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(651)	36,814	(1,331)
Euro	1.300	Sell Euro	57,200	(89)	91,000	(1,538)
Total			$149,314	$(2,410)	$210,667	$(7,581)

Interest Rate Risk

Our investment portfolio was approximately $247.6 million at June 30, 2013, and $140.8 million at December 31, 2012, and consisted of investments in Rule 2a-7 money market funds, certificates of deposit and corporate debt securities. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $440.0 million at June 30, 2013, and $410.5 million at December 31, 2012, based on available pricing information. At June 30, 2013, and December 31, 2012, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, our May 2015 Notes, with a fixed interest rate of 3.75%, and our February 2015 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 40% of our royalty revenues for the six months ended June 30, 2013.

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they have requested review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend up to eighteen months. Accordingly, while the court has scheduled trial to commence on October 7, 2013, the likelihood that a trial date will be pushed out to as late as mid-2014 to mid-2015 is significant. Even in the event that the Nevada Supreme Court does not accept review of Roche and Genentech's request, due to the stay of proceedings in the interim period, the possibility exists that the parties will have insufficient time to complete discovery and other pre-trial activities, necessitating a delay in the currently scheduled

October 2013 trial. In that instance, it is unclear at this time whether such a delay would occur or how long such a delay would be. The outcome of this litigation is uncertain and we may not be successful in our allegations.

Arbitration with Genentech

On June 7, 2013, the Company filed a Notice of Arbitration against Genentech with the American Arbitration Association in Voorhees, New Jersey, alleging, inter alia, that Genentech underpaid royalties going back to at least 2007 and impeded PDL's attempts to have Genentech's books and records inspected to determine whether Genentech's past payments to PDL were accurately calculated.

In 2009, PDL retained KPMG to conduct an independent inspection and analysis of the books and records of Genentech and its sublicensees for the three year period covering January 1, 2007 to December 31, 2009, a right granted to PDL under PDL's Patent License Master Agreement and license agreements with Genentech. KPMG reported to PDL that, due to limitations on its inspection imposed by Genentech, it was unable to assess the completeness or accuracy of Genentech's reporting of royalties. KPMG concluded that, based on the limited information it was able to review, Genentech appears to have underpaid PDL in an amount that, if substantiated, PDL believes would be material. Genentech has informed PDL that it disagrees with KPMG's conclusions and that it believes that it has correctly calculated royalties due.

In the arbitration, PDL: (i) requests a declaration of the parties' rights and obligations with respect to reporting and payment of royalties under the license agreements; (ii) alleges that Genentech has breached the license agreements due to its obstruction of KPMG's inspection and underpayment of royalties; and (iii) alleges that Genentech breached the implied covenant of good faith and fair dealing by depriving PDL of the benefits of the license agreements through its obstruction of the inspection, which we further assert concealed the nature and extent of its underpayment.

On July 3, 2013, Genentech filed its Response and Counterclaim in which Genentech requests that the arbitrator (i) reject PDL's claims that Genentech breached the license agreements by underpaying royalties owed to PDL, obstructing KPMG's inspection, or violating the covenant of good faith and fair dealing; (ii) reject PDL's claim that Genentech owed any royalties to PDL on Herceptin, Avastin and Xolair manufactured and sold outside of the United States prior to December 27, 2009 on the ground that those products did not infringe the '216B patent prior to its expiration; (iii) offset any royalties underpaid during the audit period by the amount Genentech claims to have overpaid in royalties attributable to the sale of Herceptin, Avastin and Xolair manufactured and sold outside of the United States prior to December 27, 2009; and (iv) award damages to Genentech in the amount of $428,751, representing royalties Genentech overpaid during the audit period, as well as costs and reasonable attorney's fees. Genentech's counterclaim does not challenge whether Herceptin, Avastin and Xolair manufactured and sold outside of the United States after December 27, 2009, are Licensed Products (and subject to a royalty under PDL's SPCs issued to such products in Europe) as Genentech's ability to contest infringement of PDL's SPCs is the subject of pending litigation in Nevada.

The outcome of this arbitration is uncertain, and PDL may not be successful in its allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

Except as set forth below, during the six months ended June 30, 2013, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We depend on our licensees for the determination of royalty payments. While we have rights to audit our licensees and borrowers, the independent auditors may have difficultly determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit.

The royalty payments we receive are determined by our licensees based on their reported sales. Each licensee's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license and credit agreements provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company.  Further, our licensees and borrowers may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we regularly exercise our royalty audit rights, we rely in the first instance on our licensees to accurately report sales and calculate and pay applicable royalties and, upon exercise of such royalty audit rights, we rely on licensees' cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies to enforce our agreements. For example, after a protracted audit of our licensee, Genentech, we initiated an arbitration procedure to resolve disputes over Genentech's cooperation and the underpayment of royalties as reported to us by the independent auditor.

ITEM 6.                      EXHIBITS

4.1	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

10.1#	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013†

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#
Certification by the Principal Executive, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2**#
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

Dated:	August 8, 2013
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)