Form 10-K/A
period 2012-12-31
PDL BIOPHARMA, INC.
filed 2013-09-06
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K/A
Amendment No. 1
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-19756
____________________________________________
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

Explanatory Note

PDL BioPharma, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (this Amendment No. 1) to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the Annual Report), as originally filed with the Securities and Exchange Commission (the Commission) on March 1, 2013 (the Original Filing Date). This Amendment No. 1 is being filed solely to amend Exhibit 10.49 and Exhibit 10.50 (the Exhibits) originally filed with the Annual Report. The Company had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and 17 C.F.R. Section 200.80(b)(4), for portions of the Exhibits and, following correspondence and conversations with the Staff of the Commission's Division of Corporate Finance, is re-filing the Exhibits to address comments the Company received from the Staff in response to its requests for confidential treatment.

The Exhibits filed herewith supersede in their entirety the Exhibits originally filed with the Annual Report. Except for the revised Exhibits, this Amendment No. 1 does not amend any other information set forth in the Annual Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Annual Report. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company's chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.28	Bill of Sale, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 6, 2009)

10.29*	Company 2010 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 19, 2010)

10.30	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

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

10.46	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.47*	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

10.48	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q/A filed May 24, 2013)†

10.49#	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012†

10.50#	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012†

10.51*##	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012

12.1##	Ratio of Earnings to Fixed Charges

14.1##	Code of Business Conduct

21.1##	Subsidiaries of the Registrant

23.1##	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1###
Certification by the Principal Executive Officer and the Acting Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS##	XBRL Instance Document

101.SCH##	XBRL Taxonomy Extension Schema

101.CAL##	XBRL Taxonomy Extension Calculation Linkbase

101.DEF##	XBRL Taxonomy Extension Definition Linkbase

101.LAB##	XBRL Taxonomy Extension Label Linkbase

101.PRE##	XBRL Taxonomy Extension Presentation Linkbase

_________________________

#	Filed herewith.

##	Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

###	Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

*	Management contract or compensatory plan or arrangement.

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

PDL BIOPHARMA, INC. ( REGISTRANT)

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	September 6, 2013