Form 10-Q
period 2013-09-30
PDL BIOPHARMA, INC.
filed 2013-11-06
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 29, 2013, there were 140,048,451 shares of the Registrant’s Common Stock outstanding.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
Biogen Idec	Biogen Idec, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depomed	Depomed, Inc.
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V. and Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, Kadcyla®
KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®

Spin-Off	The spin-off by PDL of Facet
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Royalties	$96,314	$85,231	$331,778	$288,479
License and other	1,000	—	1,000	—
Total revenues	97,314	85,231	332,778	288,479

Operating expenses
General and administrative	7,925	5,647	21,894	17,737
Operating income	89,389	79,584	310,884	270,742

Non-operating expense, net
Interest and other income, net	2,917	1,867	11,718	2,385
Interest expense	(6,118)	(6,514)	(18,169)	(23,087)
Total non-operating expense, net	(3,201)	(4,647)	(6,451)	(20,702)

Income before income taxes	86,188	74,937	304,433	250,040
Income tax expense	29,963	26,362	100,995	87,779
Net income	$56,225	$48,575	$203,438	$162,261

Net income per share
Basic	$0.40	$0.35	$1.45	$1.16
Diluted	$0.36	$0.32	$1.31	$1.08

Weighted average shares outstanding
Basic	139,848	139,715	139,830	139,693
Diluted	154,593	149,626	155,366	150,678

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$56,225	$48,575	$203,438	$162,261

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities(a)	1,091	(14)	1,085	(1)
Unrealized gains (losses) on cash flow hedges(b)	(3,327)	(3,126)	(46)	(853)
Total other comprehensive income (loss), net of tax	(2,236)	(3,140)	1,039	(854)
Comprehensive income	$53,989	$45,435	$204,477	$161,407
 ______________________________________________
(a) Net of tax of $587 and ($8) for the three months ended September 30, 2013 and 2012, respectively, and $584 and ($1) for the nine months ended September 30, 2013 and 2012, respectively.
(b) Net of tax of ($1,791) and ($1,683) for the three months ended September 30, 2013 and 2012, respectively, and ($25) and ($459) for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$319,596	$131,212
Restricted investment	—	20,000
Short-term investments	6,862	17,477
Receivables from licensees	900	366
Deferred tax assets	2,416	1,613
Notes receivable	—	7,504
Prepaid and other current assets	3,180	4,813
Total current assets	332,954	182,985

Property and equipment, net	47	59
Notes and other receivables, long-term	90,815	85,704
Long-term deferred tax assets	3,835	4,552
Other assets	2,021	6,666
Total assets	$429,672	$279,966

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,469	$1,074
Accrued liabilities	33,524	9,400
Accrued income taxes	3,231	—
Convertible notes payable	171,066	—
Total current liabilities	209,290	10,474

Convertible notes payable	147,015	309,952
Other long-term liabilities	20,480	27,662
Total liabilities	376,785	348,088

Commitments and contingencies (Note 8)

Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 139,848 and 139,816 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	1,399	1,398
Additional paid-in capital	(233,523)	(234,066)
Accumulated other comprehensive loss	(4,049)	(5,088)
Retained earnings	289,060	169,634
Total stockholders' equity (deficit)	52,887	(68,122)
Total liabilities and stockholders' equity (deficit)	$429,672	$279,966

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$203,438	$162,261
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes offering costs	9,921	10,507
Other amortization, depreciation and accretion of embedded derivative	(360)	804
Hedge ineffectiveness on foreign exchange contracts	(9)	(372)
Stock-based compensation expense	559	675
Tax expense from stock-based compensation arrangements	(15)	(42)
Deferred taxes	(663)	6,523
Changes in assets and liabilities:
Receivables from licensees	(534)	600
Prepaid and other current assets	3,312	5,266
Accrued interest on notes receivable	(6,587)	—
Other assets	1,173	(1,163)
Accounts payable	395	285
Accrued legal settlement	—	(27,500)
Accrued liabilities	1,302	2,028
Accrued income taxes	3,231	—
Other long-term liabilities	(5,483)	(1,250)
Net cash provided by operating activities	209,680	158,622
Cash flows from investing activities
Purchases of investments	(9,875)	(25,992)
Maturities of investments	42,098	36,799
Issuance of notes receivable	(48,708)	(48,264)
Repayment of notes receivable	58,134	—
Acquisition of property and equipment	(2)	(18)
Net cash provided by/(used in) investing activities	41,647	(37,475)
Cash flows from financing activities
Repayment of non-recourse notes	—	(93,370)
Payment of debt issuance costs	—	(845)
Cash dividends paid	(62,943)	(62,886)
Net cash used in financing activities	(62,943)	(157,101)
Net increase/(decrease) in cash and cash equivalents	188,384	(35,954)
Cash and cash equivalents at beginning of the period	131,212	168,544
Cash and cash equivalents at end of period	$319,596	$132,590

Supplemental cash flow information
Cash paid for income taxes	$101,000	$76,000
Cash paid for interest	$8,086	$12,843
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Customer Concentration

The percentage of total revenue earned from our licensees’ net product sales, which individually accounted for ten percent or more of our total revenues, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2013	2012	2013	2012
Genentech	Avastin®	33%	30%	34%	31%
	Herceptin®	32%	36%	33%	35%
	Lucentis®	14%	15%	17%	18%

Biogen Idec[1]	Tysabri®	12%	14%	11%	12%
______________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to royalties associated with our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. These contracts currently extend through the fourth quarter of 2014. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

At the inception of each hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ equity (deficit) as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in interests and other income, net in the period the ineffectiveness occurs.

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

2. Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income per Basic and Diluted Share:	2013	2012	2013	2012
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$56,225	$48,575	$203,438	$162,261
Add back interest expense for convertible notes, net of estimated tax of approximately $7 and $4 for the three months ended September 30, 2013 and 2012, respectively, and $13 and $21 for the nine months ended September 30, 2013 and 2012, respectively (see Note 9)	12	6	25	40
Net income used to compute net income per diluted share	$56,237	$48,581	$203,463	$162,301

Denominator
Total weighted-average shares used to compute net income per basic share	139,848	139,715	139,830	139,693
Restricted stock outstanding	80	110	76	93
Effect of dilutive stock options	20	18	19	16
Assumed conversion of Series 2012 Notes	9,674	7,008	10,141	7,427
Assumed conversion of May 2015 Notes	4,910	2,609	5,160	2,825
Assumed conversion of February 2015 Notes	61	166	140	624
Weighted-average shares used to compute net income per diluted share	154,593	149,626	155,366	150,678

Net income per basic share	$0.40	$0.35	$1.45	$1.16
Net income per diluted share	$0.36	$0.32	$1.31	$1.08

We compute net income per basic share using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of restricted stock shares that are subject to repurchase by the Company.

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our February 2015 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and the February 2015 Notes were retired.

In May 2011, we issued our May 2015 Notes, and in January and February 2012, we issued our Series 2012 Notes. The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted average share adjustments related to our Series 2012 Notes and May 2015 Notes, shown in the table above, include the shares issuable in respect of such excess.

We excluded from our calculations of net income per diluted share 20.8 million and 19.2 million shares for our warrants for the three months ended September 30, 2013 and 2012, respectively, and 20.8 million and 19.2 million shares for the nine months ended September 30, 2013 and 2012, respectively, for warrants issued in 2011, because the exercise price of the warrants exceeded the VWAP of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 24.4 million and 22.6 million shares were excluded from our calculations of net income per diluted share for the three months ended September 30, 2013 and 2012, respectively, and 24.4 million and 22.6 million shares were excluded for the nine months ended September 30, 2013 and 2012, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

For the three months ended September 30, 2013, we excluded approximately 121,000 and 10,000 shares underlying outstanding stock options and restricted stock awards, respectively, and for the nine months ended September 30, 2013, we excluded approximately 133,000 and zero shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

For the three and nine months ended September 30, 2012, we excluded approximately 144,000 and 164,000 shares underlying outstanding stock options, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Financial assets:
Money market funds	$269,806	$—	$269,806	$121,095	$—	$121,095
Certificates of deposit	—	1,682	1,682	—	26,128	26,128
Corporate securities	—	5,180	5,180	—	—	—
Corporate debt securities	—	—	—	—	13,572	13,572
Total	$269,806	$6,862	$276,668	$121,095	$39,700	$160,795

Financial liabilities:
Foreign currency hedge contracts	$—	$7,508	$7,508	$—	$7,581	$7,581

The fair value of the certificates of deposit is determined using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. At December 31, 2012, the certificates of deposit included a $20.0 million certificate of deposit that was restricted as it was purchased to collateralize the line of credit for Merus Labs; see Note 6.

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Corporate securities consist primarily of U.S. corporate equity holdings. The fair value of corporate securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

Corporate debt securities consisted primarily of U.S. corporate bonds. The fair value of corporate debt securities was estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

There have been no transfers between levels during the three and nine months ended September 30, 2013, and December 31, 2012. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2013			December 31, 2012
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$45,269	$—	$45,269	$41,098	$—	$41,098
Merus Labs note receivable	—	—	—	30,000	30,000	—
AxoGen note receivable and embedded derivative	25,404	—	25,404	22,110	—	22,110
Avinger note receivable	20,142	—	20,142	—	—	—
Total	$90,815	$—	$90,815	$93,208	$30,000	$63,208

Liabilities:
Series 2012 Notes	$171,066	$258,984	$—	$165,528	$227,187	$—
May 2015 Notes	147,015	198,138	—	143,433	182,031	—
February 2015 Notes	—	—	—	991	1,269	—
Total	$318,081	$457,122	$—	$309,952	$410,487	$—

As of September 30, 2013, the estimated fair value of our Avinger note receivable, as of September 30, 2013 and December 31, 2012, the estimated fair values of our Wellstat Diagnostics note receivable and AxoGen note receivable and derivative, and as of December 31, 2012, the estimated fair value of our Merus Labs note receivable, were determined using one or more discounted cash flow models, incorporating expected principal payments and the interest rate extended for notes with fixed interest rates and incorporating expected payments for notes with a variable rate of return.

On September 30, 2013, and December 31, 2012, the carrying value of the AxoGen note and derivative approximated its estimated fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates of AxoGen's future revenues, expectations about settlement and required yield. To provide support for the estimated fair value measurement, we considered forward looking performance related to AxoGen and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector. Additionally, we reviewed market yield indices for changes since the issuance of the note. We observed no material events with AxoGen or in the market in which it participates since the placement. The carrying value and estimated fair value of the AxoGen note include the value of a change of control embedded derivative valued at $1.0 million and $0.6 million at September 30, 2013, and December 31, 2012, respectively. We utilized discounted cash flows and probability analysis to determine the fair value of the embedded derivative.

On September 30, 2013, and December 31, 2012, the carrying value of the note receivable from Wellstat Diagnostics approximates its fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs. Due to the breach of the credit agreement as of December 31, 2012, as discussed in Note 6, we considered the fair value of the underlying collateral when estimating fair value of the note. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. The fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a 15-year period. The terminal value was estimated using selected market multiples based on sales and EBITDA. Our valuation of the collateral utilized significant unobservable inputs including a discount rate of 35%, terminal value EBITDA multiple of 17.5, terminal value sales multiple of 3.0 and future revenue and expenses related to commercialization of the borrower's technology.

On September 30, 2013, the carrying value of the Avinger note approximates its fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 18.5%, estimates of Avinger's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to Avinger, current measures associated with high yield and Standard & Poor's Leveraged Commentary & Data indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of September 30, 2013, and December 31, 2012, we had invested our excess cash balances primarily in money market funds, certificates of deposit, corporate securities and corporate debt securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit), net of estimated taxes. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Restricted Investment	Short-Term Marketable Securities
(In thousands)
September 30, 2013
Cash	$49,790	$—	$—	$49,790	$49,790	$—	$—
Money market funds	269,806	—	—	269,806	269,806	—	—
Certificates of deposit	1,682	—	—	1,682	—	—	1,682
Corporate securities	3,500	1,680	—	5,180	—	—	5,180
Total	$324,778	$1,680	$—	$326,458	$319,596	$—	$6,862

December 31, 2012
Cash	$7,894	$—	$—	$7,894	$7,894	$—	$—
Money market funds	121,095	—	—	121,095	121,095	—	—
Certificates of deposit	26,128	—	—	26,128	2,223	20,000	3,905
Corporate debt securities	13,562	10	—	13,572	—	—	13,572
Total	$168,679	$10	$—	$168,689	$131,212	$20,000	$17,477

No gains or losses on sales of available-for-sale securities were recognized for the three and nine months ended September 30, 2013 and 2012.

Cash and Available-For-Sale Securities by Contractual Maturity	September 30, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$324,778	$326,458	$168,679	$168,689
Greater than one year but less than five years	—	—	—	—
Total	$324,778	$326,458	$168,679	$168,689

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe that we had no other-than-temporary impairments on these securities as of September 30, 2013, and December 31, 2012.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of September 30, 2013, and December 31, 2012, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

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

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			September 30, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(982)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(2,887)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(2,076)	36,814	(1,331)
Euro	1.300	Sell Euro	39,000	(1,563)	91,000	(1,538)
Total			$131,114	$(7,508)	$210,667	$(7,581)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	September 30, 2013	December 31, 2012
(In thousands)
Euro contracts	Accrued liabilities	$5,199	$3,574
Euro contracts	Other long-term liabilities	$2,309	$4,007

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(3,359)	$(3,454)	$(1,056)	$(1,851)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(32)	$(328)	$(1,011)	$(998)
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$4	$(27)	$9	$(54)
Net gain recognized in interest and other income, net -- non-designated contracts (4)	$—	$391	$—	$391
Amount excluded from effectiveness testing	$—	$—	$—	$—
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($4) and $27 for the three months ended September 30, 2013 and 2012, respectively, and ($9) and $27 for the nine months ended September 30, 2013 and 2012, respectively. Net loss from restructuring hedges was zero for the three months ended September 30, 2013 and 2012, and zero and $27 for the nine months ended September 30, 2013 and 2012, respectively.

6. Notes Receivable and Other Long-term Receivables

Notes receivable and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012.

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

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the nine months ended September 30, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset it resulted in a $2.5 million reduction of the carrying value and was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics. The Company believes the fair value of the collateral is not less than $76.6 million.

At September 30, 2013, and December 31, 2012, the carrying value of the note was included in non-current assets.

As of September 30, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to unilaterally direct operational activities of Wellstat Diagnostics and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of September 30, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $45.3 million, which was recorded in notes receivable. As of September 30, 2013, the maximum loss exposure was $45.3 million.

Merus Labs Note Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs for the seller of the assets to draw upon to satisfy the remaining $20.0 million purchase price obligation. The seller made this draw on the letter of credit in July 2013 and an additional loan to Merus Labs for $20.0 million was recorded for an aggregate of $55.0 million in total borrowings.

Outstanding borrowings under the July 2012 loan bore interest at the rate of 13.5% per annum and outstanding borrowings as a result of the draw on the letter of credit bore interest at the rate of 14.0% per annum. Merus Labs was required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings were subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement. Merus Labs made the first of these payments in December 2012 in the amount of $5.0 million, and made the second payment in June 2013 in the amount of $7.5 million. In September 2013, Merus Labs made two additional payments totaling $43.3 million, including the prepayment fee, in order to pay its remaining outstanding balance.

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement , including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of September 30, 2013.

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

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.0 million and $0.6 million as of September 30, 2013, and December 31, 2012, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen Note Receivable. The Company recognized approximately $0.0 million and $0.4 million related to the change in the estimated fair value of embedded derivative during the three and nine month periods ended September 30, 2013, respectively.

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

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of September 30, 2013, the shares were valued at $5.2 million, which results in an unrealized gain of $1.7 million and is recorded in other comprehensive income.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment by Avinger of a certain revenue milestone to be accomplished no later than the end of the first half of 2014, we will fund them an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum, and any future outstanding borrowings as a result of an additional amount funded upon reaching the revenue milestone will bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestone is not achieved or (ii) the thirteenth interest payment date if the revenue milestone is achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

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

For carrying value and fair value information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	September 30, 2013	December 31, 2012
(In thousands)
Compensation	$1,908	$594
Interest	3,087	2,925
Foreign currency hedge	5,199	3,574
Dividend payable	21,124	53
Legal	1,921	2,020
Other	285	234
Total	$33,524	$9,400

8. Commitments and Contingencies

Legal Proceedings

Genentech / Roche Matter

Communications with Genentech regarding European SPCs

In August 2010, we received a letter from Genentech, sent on behalf of Roche and Novartis, asserting that Avastin, Herceptin, Lucentis and Xolair do not infringe the SPCs granted to PDL by various countries in Europe for covering those products and seeking a response from PDL to these assertions. Genentech did not state what actions, if any, it intends to take with respect to its assertions. PDL’s SPCs were granted by the relevant national patent offices in Europe and specifically cover Avastin, Herceptin, Lucentis and Xolair. The SPCs covering Avastin, Herceptin, Lucentis and Xolair effectively extend our European patent protection for the '216B Patent generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014.

Genentech’s letter does not suggest that any of the Genentech Products do not infringe PDL’s U.S. patents to the extent that such Genentech Products are U.S.-based Sales. Genentech’s quarterly royalty payments received after receipt of the letter have included royalties generated on all worldwide sales of the Genentech Products.

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 42% of our royalty revenues for the nine months ended September 30, 2013.

We believe that the SPCs are enforceable, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court and Arbitration with Genentech

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they have requested review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend for a number of months, and, while no trial date is currently scheduled with the District Court, the likelihood is that a trial date will be at some point between mid-2014 to mid-2015. The outcome of this litigation is uncertain and we may not be successful in our allegations.

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

The parties have mutually agreed to stay the arbitration proceedings and to extend the deadline for responses in the Nevada litigation to allow time for discussions to occur to determine if a settlement of certain issues is possible. The parties may not reach agreement regarding settlement terms and PDL expects that it will renew its litigation efforts if settlement is unsuccessful.

The outcome of this arbitration is uncertain, and PDL may not be successful in its allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and that we do not expect to materially impact our financial statements.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $92.7 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2013	2013	2012
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$180,000	$171,066	$165,528
May 2015 Notes	May 1, 2015	$155,250	147,015	143,433
February 2015 Notes	February 15, 2015	$—	—	991
Total			$318,081	$309,952

As of September 30, 2013, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of our February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of our February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the

Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Principal amount of the Series 2012 Notes	$180,000	$179,000
Unamortized discount of liability component	(8,934)	(13,472)
Total	$171,066	$165,528

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Contractual coupon interest	$1,290	$1,287	$3,864	$3,836
Amortization of debt issuance costs	289	279	860	826
Amortization of debt discount	1,538	1,439	4,538	4,219
Total	$3,117	$3,005	$9,262	$8,881

As of September 30, 2013, our Series 2012 Notes are convertible into 179.777 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.56 per common share, subject to further adjustment upon certain events including dividend payments. As of September 30, 2013, the remaining discount amortization period was 1.4 years.

Our common stock exceeded the conversion threshold price of $7.37 for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended September 30, 2013. Our common stock price exceeded the conversion threshold price of $7.23 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending December 31, 2013. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the quarter ended September 30, 2013. At September 30, 2013, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $77.9 million.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of September 30, 2013, the remaining discount amortization period is 1.6 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(8,235)	(11,817)
Total	$147,015	$143,433

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Contractual coupon interest	$1,456	$1,455	$4,366	$4,366
Amortization of debt issuance costs	309	299	920	891
Amortization of debt discount	1,215	1,130	3,582	3,330
Total	$2,980	$2,884	$8,868	$8,587

As of September 30, 2013, our May 2015 Notes are convertible into 157.37 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.35 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock did not exceed the conversion threshold price of $8.42 for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended September 30, 2013. Our common stock price did not exceed the conversion threshold price of $8.26 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending December 31, 2013. At September 30, 2013, the if-converted value of our May 2015 exceeded their principal amount by approximately $39.5 million.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.35 and $7.48, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.35, but below $7.48, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.48, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.48. For example, a 10% increase in the share price above $7.48 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2013, and December 31, 2012, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2013, and December 31, 2012. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2015 Notes

On November 1, 2010, we completed an exchange of $92.0 million in aggregate principal of our 2012 Notes in separate, privately negotiated transactions with the note holders. In the exchange transactions, the note holders received $92.0 million in aggregate principal of our February 2015 Notes, and we recorded a net gain of $1.1 million. As part of the transaction, we placed an additional $88.0 million in aggregate principal of our February 2015 Notes. In January 2012, we completed an exchange transaction where we exchanged and subsequently retired approximately $169.0 million aggregate principal amount of our February 2015 Notes for approximately $169.0 million aggregate principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. In February 2012, we entered into separate privately negotiated exchange agreements under which we retired an additional $10.0 million aggregate principal amount of our February 2015 Notes for $10.0 million aggregate principal amount of our Series 2012 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding. Our February 2015 Notes bore interest at 2.875% per annum.

10. Other Long-Term Liabilities

	September 30,	December 31,
	2013	2012
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	425	—
Uncertain tax positions	7,046	12,955
Foreign currency hedge	2,309	4,007
Total	$20,480	$27,662

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 14, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2013:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2012	4,589	196	$16.22	120	$6.51
Granted	(127)	—		127	$7.50
Shares released	—	—		(32)	$6.69
Forfeited or canceled	37	(22)	$14.23	(15)	$7.07
Plan shares expired	(22)	—		—
Balance at September 30, 2013	4,477	174	$16.47	200	$7.12

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

In connection with the September 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	179.777	$5.56	September 3, 2013
May 2015 Notes	157.3700	$6.35	September 3, 2013

13. Income Taxes

For the three and nine months ended September 30, 2013 and 2012, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

During the second and third quarters of 2013, the Company released tax liabilities for the federal tax credits taken on the 2009 income tax return, in the amount of $5.7 million and $0.4 million, respectively. This resulted in a reduction to income tax expense for the second and third quarters of 2013. We expect to release additional tax liabilities in the third quarter of 2014 of approximately $7.0 million.

In general, our income tax returns are subject to examination by tax authorities for tax years 1996 forward. The California Franchise Tax Board is currently examining the Company’s 2008, 2009 and 2010 tax returns. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, we do not anticipate any material change to the amount of our unrecognized tax benefits over the next 12 months, except as described above.

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2012	$7	$(5,095)	$(5,088)
Activity for the nine months ended September 30, 2013	1,085	(46)	1,039
Ending Balance at September 30, 2013	$1,092	$(5,141)	$(4,049)

15. Subsequent Events

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by PDL at close of the transaction. Upon the attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

Principal repayment will commence on the thirteenth interest payment date or December 30, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by all of the assets of LENSAR.

Depomed Royalty Purchase and Sales Agreement

On October 18, 2013, PDL entered into a royalty purchase and sale agreement with Depomed, Inc. and Depo DR Sub, LLC, a wholly owned subsidiary of Depomed, whereby the Company acquired the rights to receive royalties and milestones payables on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. The transaction closed simultaneously with the execution of the royalty agreement.

Under the terms of the royalty agreement, the Company will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment made to Depomed, after which all net payments received will be shared evenly between the Company and Depomed.

The royalty agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party, and Royal Bank of Canada as administrative agent. The credit agreement consists of a term loan of $75.0 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. Interest and principal payments under the credit agreement are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the credit agreement, except as otherwise provided by the credit agreement. The Company’s obligations under the Credit Agreement are secured by a lien on a substantial portion of its assets.

The credit agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The credit agreement also requires compliance with certain financial covenants, including a maximum total leverage ratio and a debt service coverage ratio, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, whereby the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon marketing approval of dalbavancin in the United States, to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Durata an additional $15 million (tranche two). Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 12.75%.

Principal repayment will commence on the fifth interest payment date, March 31, 2015. The principal amount outstanding will be repaid quarterly over the remainder of the loans in an increasing percentage of the principal outstanding at commencement of repayment. The loans will mature on October 31, 2018. Durata may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The Company is entitled to receive a fee in addition to the prepayment penalty in the event that Durata undergoes a change in control. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Durata.

DirectFlow Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, in which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was provided by the company at the close of the transaction. Upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will loan to Direct Flow Medical an additional $15.0 million, net of fees. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 13.5%.

Principal repayment will commence on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

OVERVIEW

PDL BioPharma manages a portfolio of patents and royalty assets, consisting primarily of its Queen et al. antibody humanization patents and license agreements with various biotechnology and pharmaceutical companies. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it receives significant royalty revenue. PDL is currently focused on intellectual property asset management, investing in new income generating assets and maximizing value for its shareholders.

The company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada.

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL successfully executed on this strategy by deploying over $125 million in 2012 and continues to pursue this strategic initiative. PDL is focused on the quality of the income generating assets and potential returns on investment.

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

Recent Developments

Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 23, 2013, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2013 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. On September 12, 2013, we paid the regular quarterly dividend to our stockholders totaling $21.0 million using earnings generated in the three months ended September 30, 2013.

In connection with the September 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	179.777	$5.56	September 3, 2013
May 2015 Notes	157.3700	$6.35	September 3, 2013

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

Wellstat Diagnostics Forbearance Agreement

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the nine months ended September 30, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics. The Company believes the fair value of the collateral is not less than $76.6 million.

As of September 30, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to unilaterally direct operational activities of Wellstat Diagnostics and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of September 30, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $45.3 million, which was recorded in notes receivable.

Subsequent Events

LENSAR, Inc. Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by PDL at close of the transaction. Upon the attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

Principal repayment will commence on the thirteenth interest payment date or December 30, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by all of the assets of LENSAR.

Depomed, Inc. Royalty Purchase and Sales Agreement

On October 18, 2013, PDL entered into a royalty purchase and sale agreement with Depomed, Inc. and Depo DR Sub, LLC, a wholly owned subsidiary of Depomed, whereby the Company acquired the rights to receive royalties and milestones payables on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. The transaction closed simultaneously with the execution of the royalty agreement.

Under the terms of the royalty agreement, the Company will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment made to Depomed, after which all net payments received will be shared evenly between the Company and Depomed.

The royalty agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party, and Royal Bank of Canada as administrative agent. The credit agreement consists of a term loan of $75.0 million, with a term of P1Y year.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. Interest and principal payments under the credit agreement are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the credit agreement, except as otherwise provided by the credit agreement. The Company’s obligations under the Credit Agreement are secured by a lien on a substantial portion of its assets.

The credit agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The credit agreement also requires compliance with certain financial covenants, including a maximum total leverage ratio and a debt service coverage ratio, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, whereby the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon marketing approval of dalbavancin in the United States, to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Durata an additional $15 million (tranche two). Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 12.75%.

Principal repayment will commence on the fifth interest payment date, March 31, 2015. The principal amount outstanding will be repaid quarterly over the remainder of the loans in an increasing percentage of the principal outstanding at commencement of repayment. The loans will mature on October 31, 2018. Durata may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The Company is entitled to receive a fee in addition to the prepayment penalty in the event that Durata undergoes a change in control. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Durata.

DirectFlow Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, in which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was provided by the company at the close of the transaction. Upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will loan to Direct Flow Medical an additional $15.0 million, net of fees. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 13.5%.

Principal repayment will commence on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

Our U.S. Patent No. 5,693,761 (the '761 Patent), which expires on December 2, 2014, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent will typically extend to the use or sale of compositions made with those methods and/or materials. Genentech has advised us that they believe Lucentis® is not covered by the claims of the '761 Patent. We have requested clarification from Genentech on the bases of their belief. However, Genentech may elect to stop royalty payments on Lucentis that is manufactured and sold in the United States after June 25, 2013. Genentech has not suggested that Lucentis that is manufactured in the United States prior to June 25, 2013 and sold after that date will not be subject to a royalty payment to us. In addition, our SPCs covering manufacture and/or sale of Lucentis in Europe do not expire until in December 2014.

Our European Patent No. 451 216B (the '216B Patent) expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extend our patent protection with respect to SPC Products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2013, we received royalties on sales of the eight humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri®

Chugai	Actemra®
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

For the three months ended September 30, 2013 and 2012, we received royalty revenues under license agreements of $96.3 million and $85.2 million, respectively, and for the nine months ended September 30, 2013 and 2012, we received royalty revenues under license agreements of $331.8 million and $288.5 million, respectively.

On February 22, 2013, Genentech announced that the FDA approved Kadcyla® for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. On September 20, 2013, the EU's Committee for Medicinal Products for Human Use recommended its approval for the treatment of adults with HER2-positive, inoperable locally advanced or metastatic breast cancer who previously received trastuzumab and a taxane, separately or in combination. Also on September 20, 2013, Japan approved it for the same indication. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Avastin
Ex-U.S.-based Sales	59%	56%	58%	56%
Ex-U.S.-based Manufacturing and Sales	38%	29%	45%	25%
Herceptin
Ex-U.S.-based Sales	69%	70%	68%	70%
Ex-U.S.-based Manufacturing and Sales	38%	37%	38%	38%
Kadcyla
Ex-U.S.-based Sales	1%	0%	1%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Lucentis
Ex-U.S.-based Sales	63%	65%	65%	62%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Perjeta
Ex-U.S.-based Sales	26%	0%	16%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%	0%
Xolair
Ex-U.S.-based Sales	40%	39%	40%	39%
Ex-U.S.-based Manufacturing and Sales	40%	39%	40%	39%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the nine months ended September 30, 2013 and 2012, PDL received royalties from ex-U.S. based Manufacturing and Sales of three of Genentech’s licensed products: Herceptin, Avastin and Xolair. Roche, Genentech's parent company, produces Avastin and Herceptin in plants in Basel, Switzerland and Penzberg, Germany, respectively. Roche has announced that there are new plants in Singapore for the potential production of Avastin and Lucentis.

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

On September 30, 2013, the FDA granted accelerated approval to Perjeta in combination with Herceptin and other chemotherapy for the treatment of HER2-positive, locally advanced, inflammatory or early stage breast cancer prior to surgery. Perjeta is the first drug approved in this setting.

On February 22, 2013, Genentech announced that the FDA approved Kadcyla for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. Roche has submitted a Marketing Authorization Application to other regulatory authorities around the world, including the EMA, for Kadcyla for the treatment of people with HER2-positive metastatic breast cancer. On September 20, 2013, the EU's Committee for Medicinal Products for Human Use recommended its approval for the treatment of adults with HER2-positive, inoperable locally advanced or metastatic breast cancer who previously received trastuzumab and a taxane, separately or in combination. Also on September 20, 2013, Japan approved it for the same indication. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the “Risk Factors” section of this quarterly report for additional factors that may impact our business and results of operations.

Critical Accounting Policies and Uses of Estimates

During the nine months ended September 30, 2013, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Results

Three and nine months ended September 30, 2013, compared to three and nine months ended September 30, 2012

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2013	2012	Year %	2013	2012	Year %
(Dollars in thousands)
Revenues
Royalties	$96,314	$85,231	13%	$331,778	$288,479	15%
License and other	1,000	—	N/M	1,000	—	N/M
Total revenues	$97,314	$85,231	14%	$332,778	$288,479	15%
 _____________________
N/M = Not meaningful

Total royalty revenues were $96.3 million and $85.2 million for the three months ended September 30, 2013 and 2012, respectively, and $331.8 million and $288.5 million for the nine months ended September 30, 2013 and 2012, respectively, and consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased 13% for the three months ended September 30, 2013, when compared to the same period in 2012, and increased 15% for the nine months ended September 30, 2013, when compared to the same period in 2012. The growth is primarily driven by increased royalties in the first, second and third quarters of 2013 related to sales of Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Actemra by our licensees. Net sales of Avastin, Herceptin, Lucentis, Xolair, Perjeta and Kadcyla are subject to a tiered royalty rate except in the case when the product is ex-U.S. Manufactured and Sold, in which case it is subject to a flat three percent royalty rate.

Total revenues were $97.3 million and $332.8 million for the three and nine months ended September 30, 2013, respectively, and consisted of royalty revenues as well as license and other revenues including a total of $1.0 million in milestone payments from Roche related to obinutuzumab in the period. There were no license and other revenues during the same periods ending September 30, 2012.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2013	2012	2013	2012
Genentech	Avastin	33%	30%	34%	31%
	Herceptin	32%	36%	33%	35%
	Lucentis	14%	15%	17%	18%

Biogen Idec[1]	Tysabri	12%	14%	11%	12%
__________________
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

As a result of our Euro forward contracts, recognized royalty revenues did not increase for the three months ended September 30, 2013 and decreased $0.5 million for the three months ended 2012, and decreased $1.6 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2013	2012	Year %	2013	2012	Year %
(In thousands)
General and administrative	$7,925	$5,647	40%	$21,894	$17,737	23%
Percentage of total revenues	8%	7%		7%	6%

The increase in operating expenses for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was a result of increased legal expenses related to litigation.

Non-operating Expense, Net

For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, non-operating expense, net, decreased primarily due to a $1.0 million increase in interest income from the notes receivables entered into during 2012 and 2013 and $0.4 million lower interest expense as a result of our repayment of the principal balance of our Non-Recourse Notes.

For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, non-operating expense, net, decreased primarily due to a $9.3 million increase in interest income from the notes receivables entered into during 2012 and 2013 and $4.9 million lower interest expense as a result of our repayment of the principal balance of our Non-Recourse Notes.

Income Taxes

Income tax expense for the three months ended September 30, 2013 and 2012, was $30.0 million and $26.4 million, respectively, and for the nine months ended September 30, 2013 and 2012, was $101.0 million and $87.8 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

During the second and third quarters of 2013, the Company released tax liabilities for the federal tax credits taken on the 2009 income tax return, in the amount of $5.7 million and $0.4 million, respectively. This resulted in a reduction to income tax expense for the second and third quarters of 2013. We expect to release additional tax liabilities in the third quarter of 2014 of approximately $7.0 million.

Net Income per Share

Net income per share for the three and nine months ended September 30, 2013 and 2012, was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income per basic share	$0.40	$0.35	$1.45	$1.16
Net income per diluted share	$0.36	$0.32	$1.31	$1.08

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

We had cash, cash equivalents and investments in the aggregate of $326.5 million and $148.7 million, excluding restricted investments, at September 30, 2013, and December 31, 2012, respectively. The increase was primarily attributable to net cash provided by operating activities of $209.7 million and repayment of notes receivable of $58.1 million, offset in part by payment of dividends of $62.9 million and cash advanced on notes receivable of $48.7 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from the inventories produced prior to the expiration of our Queen et al. patents beyond the first quarter of 2016.

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

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012.

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

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the nine months ended September 30, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the

Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics. The Company believes the fair value of the collateral is not less than $76.6 million.

At September 30, 2013, the carrying value of the note was included in non-current assets.

Merus Labs Receivable and Credit Agreement

In July 2012, PDL loaned $35.0 million to Merus Labs in connection with its acquisition of a commercial-stage pharmaceutical product and related assets. In addition, PDL agreed to provide a $20.0 million letter of credit on behalf of Merus Labs for the seller of the assets to draw upon to satisfy the remaining $20.0 million purchase price obligation. The seller made this draw on the letter of credit in July of 2013 and an additional loan to Merus Labs for $20.0 million was recorded for an aggregate of $55.0 million in total borrowings.

Outstanding borrowings under the July 2012 loan bore interest at the rate of 13.5% per annum and outstanding borrowings as a result of the draw on the letter of credit bore interest at the rate of 14.0% per annum. Merus Labs was required to make four periodic principal payments in respect of the July 2012 loan, with repayment of the remaining principal balance of all loans due on March 31, 2015. The borrowings were subject to mandatory prepayments upon certain asset dispositions or debt issuances as set forth in the credit agreement. Merus Labs made the first of these payments in December 2012 in the amount of $5.0 million, and made the second payment in June 2013 in the amount of $7.5 million. In September 2013, Merus Labs made two additional payments totaling $43.3 million, including the prepayment fee, in order to pay its remaining outstanding balance. In September 2013, Merus Labs prepaid its entire outstanding balance, including accrued interest through the payment date and a prepayment penalty. There was no outstanding balance as of September 30, 2013.

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

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately recorded at fair value. The fair value of the repurchase option was not material on September 30, 2013.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately accounted for at fair value. The estimated fair value of the change of control provision was approximately $1.0 million on September 30, 2013.

In addition, at any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of September 30, 2013, the shares were valued at $5.2 million, which results in an unrealized gain of $1.7 million and is recorded in other comprehensive income.

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at close of the transaction. Upon the attainment of a certain revenue milestone to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at the rate of 12% per annum, and outstanding borrowings as a result of an additional amount funded upon reaching the revenue milestone bear interest at the rate of 14% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestone is not achieved or (ii) the thirteenth interest payment date if the revenue milestone is achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loans. The loans will mature in April 2018.

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

Convertible Notes

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal amount of our February 2015 Notes, for an identical principal amount of new Series 2012 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered for a total cash incentive payment of approximately $0.8 million. Additionally, in February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of our February 2015 Notes for an identical principal amount of our new Series 2012 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding. Our Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount will be settled in cash and the excess, if any, will be settled in the Company’s common stock.

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

Upon conversion of Series 2012 Notes, the Company will be required to pay cash and, if applicable, deliver shares of the Company’s common stock. Our Series 2012 Notes are convertible into 179.777 shares of the Company’s common stock per $1,000 of principal amount or approximately $5.56 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of September 30, 2013, $180.0 million of our Series 2012 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $77.9 million. Our common stock did exceed the conversion threshold price of $7.37 for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended September 30, 2013. Our common stock did exceed the conversion threshold price of $7.23 for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending December 31, 2013. In the second quarter of 2013, the Series 2012 Notes have been reclassified from non-current to current as the notes will be due upon demand within one year of the quarter end September 30, 2013.

As of November 4, 2013, we have not received notices for the conversion of the Series 2012 Notes. If we do receive any conversion notices they would be net settled in cash and the excess, if any, will be settled in the Company's common stock. We do not expect the current capital market conditions and credit environment to create incentives for note holders to convert their notes, however, there can be no assurance that our holders will not request conversion. If the full $180.0 million in aggregate convertible debt was called for conversion prior to December 31, 2013, given our current cash and cash equivalents balance, we would have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. We may also consider restructuring our obligations under the convertible debt, or raising additional cash through sales of investments, assets or common stock, or from borrowings to fund this conversion.

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

Upon conversion of the May 2015 Notes, the Company will be required to pay cash, and if applicable, deliver shares of the Company’s common stock. Our May 2015 Notes are convertible into 157.3700 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.35 per share of our common stock, subject to further adjustment upon certain events including dividend payments. As of September 30, 2013, $155.3 million of our May 2015 Notes were outstanding and the if-converted value exceeded the principal amount by approximately $39.5 million. However, our common stock price did not exceed the threshold price of $8.42 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended September 30, 2013. Our common stock did not exceed the conversion threshold price of $8.26 for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending December 31, 2013.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 24.4 million shares of our common stock at a strike price of approximately $6.35, which corresponds to the conversion price of our May 2015 Notes. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes, at a current strike price of approximately $7.48 per share, subject to additional anti-dilution and certain other customary adjustments. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes.

If the share price is above $6.35, but below $7.48, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.48, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.48. For example, a 10% increase in the share price above $7.48 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2013, and December 31, 2012. The purchased call options cost, including legal fees, $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of September 30, 2013, our contractual obligations consisted primarily of our Series 2012 Notes and May 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our Series 2012 Notes and our May 2015 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Notes Receivable and Other Long Term Receivables

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

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by PDL at close of the transaction. Upon the attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

On October 31, 2013, PDL entered into a credit agreement with Durata, whereby the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon marketing approval of dalbavancin in the United States, to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Durata an additional $15 million (tranche two). Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing.

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, in which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million, net of fees, was provided by the company at the close of the transaction. Upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014, the Company will loan to Direct Flow Medical an additional $15.0 million, net of fees.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $92.7 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012, related to this guarantee.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at September 30, 2013, and December 31, 2012:

Euro Forward Contracts			September 30, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(982)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(2,887)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(2,076)	36,814	(1,331)
Euro	1.300	Sell Euro	39,000	(1,563)	91,000	(1,538)
Total			$131,114	$(7,508)	$210,667	$(7,581)

Interest Rate Risk

Our investment portfolio was approximately $276.7 million at September 30, 2013, and $140.8 million at December 31, 2012, and consisted of investments in Rule 2a-7 money market funds, certificates of deposit and corporate debt securities. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $457.1 million at September 30, 2013, and $410.5 million at December 31, 2012, based on available pricing information. At September 30, 2013, and December 31, 2012, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If Genentech is successful in asserting this position, then under the terms of our license agreements with Genentech, it would not owe us royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are both manufactured and sold outside of the United States. Royalties on sales of Avastin, Herceptin, Lucentis and Xolair that are ex-U.S.-based Manufacturing and Sales accounted for approximately 42% of our royalty revenues for the nine months ended September 30, 2013.

We believe that the SPCs are enforceable, that Genentech’s letter violates the terms of the 2003 settlement agreement and that Genentech owes us royalties on sales of the Genentech Products on a worldwide basis. We intend to vigorously assert our SPC-based patent rights.

Nevada Litigation with Genentech, Roche and Novartis in Nevada State Court and Arbitration with Genentech

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

The parties have been engaged in discovery motion practice. On March 29, 2013, the court affirmed an order of the discovery commissioner requiring the production of certain documents in the possession of Roche and Genentech to PDL. Roche and Genentech have communicated to us that they have requested review of the court's order from the Nevada Supreme Court. The parties have agreed to a stay in the proceedings pending the decision of the Nevada Supreme Court regarding whether they will review the court's order. In the event that the Nevada Supreme Court agrees to consider Roche and Genentech's request and review the court's order, we expect a lengthy delay in the case schedule for a period that may extend for a number of months, and, while no trial date is currently scheduled with the District Court, the likelihood is that a trial date will be at some point between mid-2014 to mid-2015. The outcome of this litigation is uncertain and we may not be successful in our allegations.

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

The parties have mutually agreed to stay the arbitration proceedings and to extend the deadline for responses in the Nevada litigation to allow time for discussions to occur to determine if a settlement of certain issues is possible. The parties may not reach agreement regarding settlement terms and PDL expects that it will renew its litigation efforts if settlement is unsuccessful.

The outcome of this arbitration is uncertain, and PDL may not be successful in its allegations.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

Except as set forth below, during the nine months ended September 30, 2013, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

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

ITEM 6.                      EXHIBITS

10.1*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.2#	Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013†

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

Dated:	November 6, 2013
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David Montez
David Montez
Controller and Chief Accounting Officer (Principal Accounting Officer)