Form 10-K
period 2013-12-31
PDL BIOPHARMA, INC.
filed 2014-03-03
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $1,077,901,101.

As of February 14, 2014, the registrant had outstanding 160,352,201 shares of common stock.

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

PDL BIOPHARMA, INC.

2013 Form 10-K Annual Report

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
AbbVie	AbbVie Biotherapeutics, Inc.
APIC	Additional paid-in-capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
Biogen Idec	Biogen Idec, Inc.
BioTransplant	BioTransplant, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depomed	Depomed, Inc.
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V. and Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta® and Kadcyla®
IRS	Internal Revenue Service
KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
Paradigm Spine	Paradigm Spine, LLC
PDL, we, us, our, the Company	PDL BioPharma, Inc.

Pfizer	Pfizer, Inc.
PLMA	Patent licensing master agreement
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
Settlement Agreement	Settlement Agreement amongst Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
T-DM1	Trastuzumab-DM1
Term Loan	Credit agreement among PDL, the Royal Bank of Canada and lenders thereto, dated October 28, 2013
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
UCB	UCB Pharma S.A.
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

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

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a registered trademark. All other company names, product names, trade names and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.          BUSINESS

Overview

PDL BioPharma manages a portfolio of patents and royalty assets, consisting primarily of its Queen et al. antibody humanization patents and license agreements with various biotechnology and pharmaceutical companies. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it receives significant royalty revenue. PDL is currently focused on intellectual property asset management, acquiring new income generating assets and maximizing value for its shareholders.

The company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada.

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL continues to pursue this strategic initiative for which it has already invested approximately $500 million to date. PDL is focused on the quality of the income generating assets and potential returns on investment.

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

Financial information about our operations, including our revenues and net income for the years ended December 31, 2013, 2012 and 2011, and our total assets as of December 31, 2013 and 2012, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.”

2014 Dividends

We currently utilize dividends to increase return for our stockholders. On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payments for the year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

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

Our European Patent No. 451 216B (the '216B Patent) expired in Europe in December 2009. We have been granted SPCs for the Avastin, Herceptin, Lucentis, Xolair and Tysabri products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extend our patent protection with respect to SPC Products generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. We receive royalties on net sales of products that are made, used and/or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty based upon our licensees’ net sales of covered antibodies. Before August 15, 2013, we were entitled received a tiered royalty from one of our licensees, Genentech, based upon certain of their net sales of covered antibodies. After August 15, 2013, all of the royalties received from Genentech are based solely upon a flat-rate. We also expect to receive annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Our total revenues from U.S. based licensees under our Queen et al. patents were $154.2 million, $133.8 million and $137.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our total revenues from foreign based licensees were $277.5 million, $240.7 million and $224.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2013, we received royalties on Queen et al. patents on sales of the eight humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri®

Chugai	Actemra®
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

For the years ended December 31, 2013, 2012 and 2011, we received royalty revenues under our license agreements of approximately $441.4 million, $374.5 million and $351.6 million, respectively.

On February 22, 2013, Genentech/Roche announced that the FDA approved Kadcyla for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. On November 20, 2013, Genentech/Roche announced EU approval for the treatment of adults with HER2-positive, inoperable locally advanced or metastatic breast cancer who previously received Herceptin and a taxane, separately or in combination. On September 20, 2013, Japan approved it for the same indication. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

On November 1, 2013, Genentech/Roche announced that Gazyva became the first therapy approved through the FDA’s breakthrough therapy designation, indicated in combination with chlorambucil to treat previously untreated chronic lymphocytic leukemia (CLL). PDL will begin receiving royalties in the first quarter of 2014 for the sales that occurred in the fourth quarter of 2013.

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S. based manufactured and sold licensed products. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

The Settlement Agreement provides greater certainty for each of the parties in terms of the royalty rate payable under the agreement and the period over which they will be payable. PDL expects to recognize royalty revenue on the licensed products until the first quarter of 2016. Additionally, the settlement terms provide for a better definition of revenues and audit inspection procedures related to the arbitration dispute filed by PDL.

Based upon the flat royalty rate of 2.125 percent being retroactive to August 15, 2013, we expect to receive a one-time payment of net royalties due under the Settlement Agreement, which will be recognized as royalty revenue in the first quarter of 2014.

Until the August 15, 2013, effective date of the above Settlement Agreement, our license agreement with Genentech entitled us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. Our master patent license agreement with Genentech provided for a tiered royalty structure under which the royalty rate Genentech paid on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we received from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter were higher than the average royalty rates for following quarters. The average royalty rates for payments we received from Genentech were generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. In 2013, the blended rate for the full year of royalties from Genentech products was approximately 1.9%.

With respect to ex-U.S.-based Manufacturing and Sales, before August 15, 2013, the royalty rate that we received from Genentech was a fixed rate of 3.0% based on 95% of the underlying gross sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales fluctuated. The percentage of net global sales that were generated outside of the United States and the percentage of net global sales that were ex-U.S.-based Manufacturing and Sales are outlined in the following table:

	Year Ended December 31,
	2013	2012	2011
Avastin
Ex-U.S.-based sales	58%	56%	55%
Ex-U.S.-based Manufacturing and Sales	43%	29%	21%
Herceptin
Ex-U.S.-based sales	68%	69%	71%
Ex-U.S.-based Manufacturing and Sales	40%	37%	35%
Kadcyla
Ex-U.S.-based sales	2%	0%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Lucentis
Ex-U.S.-based sales	64%	63%	59%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Perjeta
Ex-U.S.-based sales	24%	1%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	40%	39%	40%
Ex-U.S.-based Manufacturing and Sales	40%	39%	40%

The information in the table above is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

In the years ended December 31, 2013, 2012 and 2011, PDL received royalties from ex-U.S. based Manufacturing and Sales of three of Genentech’s licensed products: Herceptin, Avastin and Xolair. Roche, Genentech's parent company, produces Avastin and Herceptin in plants in Basel, Switzerland, and Penzberg, Germany, respectively.

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

On February 22, 2013, Genentech announced that the FDA approved Kadcyla for second line treatment of HER2-positive metastatic breast cancer and first line treatment for those patients who relapse within six months following adjuvant therapy. On

November 20, 2013, Genentech/Roche announced EU approval for the treatment of adults with HER2-positive, inoperable locally advanced or metastatic breast cancer who previously received Herceptin and a taxane, separately or in combination. On September 20, 2013, Japan approved it for the same indication. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1.

On November 1, 2013, Genentech/Roche announced that Gazyva became the first therapy approved through the FDA’s breakthrough therapy designation, indicated in combination with chlorambucil to treat previously untreated chronic lymphocytic leukemia (CLL). PDL will begin receiving royalties in the first quarter of 2014 for the sales that occurred in the fourth quarter of 2013.

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

Depomed

On October 18, 2013, we entered into a royalty purchase and sale agreement with Depomed, Inc. and its subsidiary, whereby we acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. As the licensor of certain patents, Depomed retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreement. Depomed retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. In respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, U.S. patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products that are not currently marketed. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, solanezumab is the Lilly-licensed antibody for the treatment of Alzheimer's disease. If Lilly’s antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the two percent royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization.

Protection of our Intellectual Property

Our intellectual property, namely our Queen et al. patents and related license agreements, are integral to our business and generate nearly all of our revenues. Protection of our intellectual property is key to our success.

Genentech / Roche Matter

Settlement Agreement

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S. based manufactured and sold licensed products. Pursuant to the Settlement Agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

The Settlement Agreement provides greater certainty for each of the parties in terms of the royalty rate payable under the agreement and the period over which they will be payable. PDL expects to recognize royalty revenue on the licensed products until the first quarter of 2016. Additionally, the settlement terms provide for a better definition of revenues and audit inspection procedures related to the arbitration dispute filed by PDL.

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expire in December 2014, with the obligation to pay royalties under the majority of our various license agreements expiring the first quarter of 2016. Consequently, we are acquiring income generating assets if such assets can be acquired on terms that allow us to increase the return to our stockholders. We primarily focus our income generating asset acquisition strategy on commercial stage therapies and devices having strong economic fundamentals and intellectual property protection.

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

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues upon successful commercialization. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale, if any, of an affiliated entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset it resulted in a $2.5 million reduction of the carrying value of the note receivable which was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement , including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2013.

AxoGen Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products (assigned interests). The Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the assigned interests was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility with a third party. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the assigned interests at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company.

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

Direct Flow Medical Credit Agreement

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

Paradigm Spine

On February 14, 2014, PDL entered into a credit agreement with Paradigm Spine, LLC, under which PDL made available to Paradigm up to $75 million to be used by Paradigm to refinance its existing credit facility and expand its domestic commercial operations. A portion of the amount available under the agreement in an aggregate principal amount equal to $50 million, net of fees, was funded at the close of the transaction. In the event that certain specified sales and other milestones occur before December 31, 2014, PDL will fund Paradigm between an additional $6.25 million and $12.5 million, at Paradigm’s discretion. In the event that additional specified sales and other milestones occur before June 30, 2015, PDL will fund up to an additional $12.5 million also at Paradigm’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the eleventh interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm has achieved the first milestone and the additional loan amount is provided to Paradigm, the loans will mature on August 14, 2019. Paradigm may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm and its domestic subsidiaries and, initially, certain assets of Paradigm’s German subsidiaries.

Intangible Assets

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

Convertible Notes

Series 2012 Notes

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

On February 5 and 6, 2014, the Company entered into separate, privately negotiated exchange and purchase agreements under which it retired $131.7 million in aggregate principal of the Company’s outstanding Series 2012 Notes. The exchange agreements provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The Company issued a total of 20.3 million shares of its common stock and paid an aggregate cash payment of $34.2 million pursuant to the exchange and repurchase agreements.

May 2015 Notes

On May 16, 2011, the Company issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes are due May 1, 2015, and we pay interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

February 2018 Notes

On February 6, 2014, the Company agreed to sell $260.87 million aggregate principal amount of its 4.00% Convertible Senior Notes due February 1, 2018, in an underwritten public offering. The conversion rate of the February 2018 Notes will initially be 109.1048 shares of common stock per $1,000 principal amount of the February 2018 Notes equivalent to an initial conversion price of approximately $9.17 per share of common stock. The conversion rate, subject to increase under certain circumstances, will not be increased in respect of regular quarterly cash dividends paid by us that do not exceed $0.15 per share.

On February 12, 2014, the Company issued $300 million aggregate principal amount of February 2018 Notes, which included $39.13 million aggregate principal amount of February 2018 Notes issued pursuant to the exercise of the underwriters’ overallotment option to purchase additional 2018 Notes. In connection with the offering of the February 2018 Notes, PDL entered into privately negotiated convertible note hedge transactions with affiliates of RBC Capital Markets and Well Fargo Securities (“hedge counterparties”) and privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of PDL’s common stock.

Effect of December 12, 2013, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	182.598	$5.48	December 3, 2013
May 2015 Notes	159.9165	$6.25	December 3, 2013

Term Loan

On October 28, 2013, PDL entered into the Term loan for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of December 31, 2013, the interest rate was 2.24%. Interest and principal payments associated with the Term Loan are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the Term Loan, except as otherwise provided. The Company’s obligations under the Term Loan are secured by a lien on a substantial portion of its assets.

The Term Loan contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The Term loan also requires compliance with certain financial covenants, including a maximum total leverage ratio and a debt service coverage ratio, in each case calculated as set forth in the Term Loan and compliance with which may be necessary to take certain corporate actions.

The Term Loan contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

Major Customers

Our revenues consist almost entirely of royalties. We also receive periodic milestone payments from licensees of our Queen et al. patents and may continue to receive payments if the licensed products in development achieve certain development milestones. In addition, we will receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. In 2013, 2012 and 2011, Genentech accounted for 83%, 85%, and 86% of our revenues, respectively, and Biogen Idec (formerly Elan) accounted for 11%, 13% and 12% of our revenues, respectively.

Employees

As of December 31, 2013, we had less than ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

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

Failure to acquire additional sources of revenue, including royalty revenue, after expiration of our Queen et al. patents may cause us to have insufficient revenues to continue operations.

Substantially all of our revenues consist of royalties from licensees of our Queen et al. patents, which expire in December 2014. Unless we are able to acquire sufficient alternative income-generating assets, such as royalty rights on commercially reasonable terms, we will no longer receive patent-related royalties or other revenues once our Queen et al. licensees have sold all their inventory of licensed product on which they are contractually bound to pay us a royalty. If we are unsuccessful in acquiring sufficient new sources of income, we will likely liquidate our business.

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

Based on information provided to us in the quarterly royalty statements from our licensees, the royalties we collect on sales of the SPC Products approximated 43%, 38% and 33% of our royalty revenues for the years ended December 31, 2013, 2012 and 2011. Our inability to collect those royalties would have a material negative impact on our cash flow, our ability to pay dividends in the future and our ability to service our debt obligations. An adverse decision could also encourage challenges to our related Queen et al. patents in other jurisdictions including the United States. For further information, see “Item 3—Legal Proceedings.”

We depend on our licensees for the determination of royalty payments. While we have rights to audit our licensees and borrowers, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit.

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

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents of which the Genentech Products accounted for 83%, 85% and 86% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our future success, at least prior to the expiration of the Queen et al. patents, depends upon the continued market acceptance of the Genentech Products and upon the ability of Genentech to develop, introduce and deliver products that achieve and sustain market acceptance. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of Genentech Products could have a material adverse effect on our business.

In addition, our business and results of operations also depend on Genentech continuing to perform its obligations under its license agreements with us.

Our licensees, borrowers and royalty-agreement counterparties may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals for new products, and they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues.

Our licensees, borrowers and royalty-agreement counterparties are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’, borrowers' and royalty-agreement counterparties' products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees, borrowers and royalty-agreement counterparties may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. The occurrence of adverse events reported by any licensee, borrower or royalty-agreement counterparty may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. Our licensees, borrowers and royalty-agreement counterparties could also choose to voluntarily remove their licensed products from marketing and commercial distribution. In any of these cases, our revenues could be materially and adversely affected. For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. In 2005, Tysabri, was temporarily suspended and then returned to the market. In such cases, our revenues could be materially and adversely affected.

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

Our licensees, borrowers and royalty-agreement counterparties face competition.

Our licensees, borrowers and royalty-agreement counterparties face competition from other pharmaceutical, biotechnology, device and diagnostic companies. The introduction of new competitive products may result in lost market share for our licensees, borrowers and royalty-agreement counterparties, reduced use of their products, lower prices and/or reduced product sales, any of which could reduce our royalty revenues, or the revenues on which we rely to produce the returns on our acquisitions, and have a material adverse effect on our results of operations.

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

Many of our potential income generating investments are in companies or assets that have limited commercialized revenue-generating products, which may negatively impact our investment returns.

In anticipation of the expiration of our Queen et al. patents, we have made and will likely continue to make investments in income-generating assets, such as loans in exchange for a profit share or royalty streams, in the healthcare industries, many of which investments are in companies that, at the time of investment, have limited or no commercialized revenue-generating products. If the assets are not successfully commercialized, the value of our investments will be negatively affected. The ultimate success of our investments in many of our potential revenue generating assets in these industries will depend on the ability of the counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our investment. In addition, in connection with many of our potential income-generating investments, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, we acquired certain royalty rights from Depomed, which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Depomed also retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Depomed to take action regarding many of these rights, because Depomed’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, U.S. patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

The lack of liquidity in our acquisitions may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We generally acquire in patents, royalty rights and debt instruments that have limited secondary resale markets. The illiquidity of most of our assets may make it difficult for us to dispose of them at a favorable price and, as a result, we may suffer losses if we are required to dispose of any or all such assets in a liquidation or otherwise. In addition, if we liquidate all or a portion of our assets quickly or in connection with a liquidation, we may realize significantly less than the value at which we had previously recorded these assets.

We may use a certain amount of cash from time to time in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of dividends to our stockholders.

As of December 31, 2013, $180.0 million in principal remained outstanding under our Series 2012 Notes and $155.3 million in principal remained outstanding under our May 2015 Notes. At maturity, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on February 15, 2015, we will have to pay the full aggregate principal amount of our Series 2012 Notes, $180.0 million as of December 31, 2013.

Holders of the May 2015 Notes and Series 2012 Notes may convert their notes at their option under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2011, in the case of our May 2015 Notes, and December 31, 2011, in the case of our Series 2012 Notes, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events. The holders of the May 2015 Notes and Series 2012 Notes may convert their notes at their option during the quarter ended March 31, 2014, as the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2013, exceeded 130% of the conversion price for the notes. On and after November 1, 2014, in the case of our May 2015 Notes, and August 15, 2014, in the case of our Series 2012 Notes, holders may convert their notes at any time, regardless of the foregoing circumstances. These notes are net-share settled. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their May 2015 Notes or Series 2012 Notes, because our May 2015 Notes and Series 2012 Notes are net share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our May 2015 Notes and Series 2012 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We may use a certain amount of cash from time to time in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any income generating transactions. In addition, we may redeem (except in the case of our Series 2012 Notes that are unredeemable by us), repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

The conversion or any future exchanges of any of our May 2015 Notes or our Series 2012 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

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

The conversion rate as of December 31, 2013, for our Series 2012 Notes is 182.598 shares of common stock per $1,000 principal amount or a conversion price of approximately $5.48 per share of common stock and the conversion rate for our May 2015 Notes is 159.9165 shares of common stock per $1,000 principal amount, or a conversion price of approximately $6.25 per share of common stock. Because the conversion rates of these convertible notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders may experience more dilution if any or all of these convertible notes are converted into shares of our common stock after the adjusted conversion rates became effective.

We entered into purchased call option and warrant transactions in connection with the issuance of our May 2015 Notes and February 2018 Notes that may affect the value of our common stock.

In connection with the issuance of our May 2015 Notes and February 2018 Notes, we entered into purchased call option transactions. Separately, we also entered into warrant transactions at that time. The purchased call option transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of our May 2015 Notes and February 2018 Notes. The warrant transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ equity (deficit). In connection with hedging these transactions, the counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of our May 2015 Notes and February 2018 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of our May 2015 Notes and February 2018 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of our May 2015 Notes and February 2018 Notes.

In addition, we intend to exercise the purchased call options whenever May 2015 Notes and February 2018 Notes are converted, if ever. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties or their respective affiliates may sell shares of our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

Further, a failure by the hedge counterparties or their respective affiliates (due to bankruptcy or otherwise) to pay or deliver, as the case may be, amounts owed to us under the purchased call option transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of our May 2015 Notes and February 2018 Notes and may result in an increase in dilution with respect to our common stock.

Changes in the third-party reimbursement environment may affect product sales from which we receive royalty revenues.

Sales of products from which we receive royalties and our borrowers generate revenues will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of U.S. and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Affordable Care Act; the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our royalties and the revenues of our borrowers. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties and our borrowers generate revenues by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

 Our revenues, cash flows and operating results will likely fluctuate in future periods.

Our revenues and income may be unpredictable and fluctuate because they depend upon, among other things, the rate of growth of our royalties and the timing of interest and principal payments, as well as early repayment of our notes receivable. To protect unpredictable and fluctuating cash flows, we may need to carry additional cash on our balance sheet at very low interest rates or enter into short-term financings, such as our Term Loan.

Until August 15, 2013, the Genentech agreement provided for a tiered royalty structure. The royalty rate Genentech paid on 95% of the underlying gross U.S.-based Sales in a given calendar year decreased on incremental U.S.-based Sales above certain net sales thresholds. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increase during that year. Because we receive royalties one quarter in arrears, the average royalty rate for the payments we received from Genentech in the second calendar quarter, which would be for Genentech’s sales from the first calendar quarter, were higher than the average royalty rate for following quarters. The average royalty rate for payments we received from Genentech were generally lowest in the fourth quarter and first calendar quarter of the following year, which would be for Genentech’s sales from the third and fourth calendar quarter, when Genentech’s U.S.-based Sales bore royalties at a 1% royalty rate. With respect to the ex-U.S.-based Manufacturing and Sales, the royalty rate that we received from Genentech was a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales fluctuated in the past.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $90.2 million. We would also be responsible for lease related payments including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party. See “Item 2—Properties.”

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease approximately 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2014. We may, at our option, extend the term of this lease.

In July 2006, we entered into two leases and a sublease for the facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Under the amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments under which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease term or terminate the leases, and Facet assumed all of our obligations under the leases. Under the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet. In April 2010, Abbot laboratories acquired Facet and later renamed the entity AbbVie Biotheraputics, Inc. To date, AbbVie has satisfied all obligations under the Redwood City lease.

ITEM 3.           LEGAL PROCEEDINGS

Genentech / Roche Matter

Settlement Agreement

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S. based manufactured and sold licensed products. Pursuant to the Settlement Agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

The Settlement Agreement provides greater certainty for each of the parties in terms of the royalty rate payable under the agreement and the period over which they will be payable. PDL expects to recognize royalty revenue on the licensed products until the first quarter of 2016. Additionally, the settlement terms provide for a better definition of revenues and audit inspection procedures related to the arbitration dispute filed by PDL.

Other Legal Proceedings

In addition, from time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

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

	High	Low
2013
First Quarter	$7.58	$6.50
Second Quarter	$8.48	$7.22
Third Quarter	$8.45	$7.63
Fourth Quarter	$10.21	$7.52
2012
First Quarter	$6.60	$6.00
Second Quarter	$6.68	$6.03
Third Quarter	$7.86	$6.49
Fourth Quarter	$8.43	$6.95

As of February 14, 2014, we had approximately 136 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners which deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

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

On January 29, 2014, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

On January 23, 2013, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock. On March 12, June 12, September 12 and December 12 of 2013, we paid quarterly cash dividends of approximately $21.0 million or $0.15 per share to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively.

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

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2008, and December 31, 2013, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2008, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
PDL BioPharma, Inc.	$100.00	$157.96	$168.36	$185.28	$229.38	$296.66
Nasdaq Biotechnology Index	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
Nasdaq Composite Index	$100.00	$104.67	$112.89	$127.04	$169.50	$288.38

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

Consolidated Statements of Income Data

	For the Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Revenues:
Royalties	$441,421	$374,525	$351,641	$343,475	$305,049
License and other	1,500	—	10,400	1,500	13,135
Total revenues	442,921	374,525	362,041	344,975	318,184
Cost of royalty revenues (amortization of intangible assets)	5,637	—	—	—	—
General and administrative expenses	29,755	25,469	18,338	41,396	21,064
Accrued legal settlement expense	—	—	—	92,500	—
Operating income	407,529	349,056	343,703	211,079	297,120
Non-operating income (expense), net	(5,653)	(21,923)	(36,275)	(60,709)	(16,835)
Income before income taxes	401,876	327,133	307,428	150,370	280,285
Income tax expense	137,346	115,464	108,039	58,496	90,625
Net income	$264,530	$211,669	$199,389	$91,874	$189,660
Net income per basic share:
Net income	$1.89	$1.52	$1.43	$0.73	$1.59
Net income per diluted share:
Net income	$1.66	$1.45	$1.15	$0.54	$1.07
Dividends per share:
Cash dividends declared and paid	$0.60	$0.60	$0.60	$1.00	$2.67

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Cash, cash equivalents, investments and restricted investments	$99,540	$168,689	$227,946	$248,229	$303,227
Working capital	$(299,727)	$172,511	$100,506	$90,672	$22,320
Total assets	$543,955	$279,966	$269,471	$316,666	$338,411
Long-term obligations, less current portion	$23,042	$337,614	$340,737	$446,857	$460,848
Retained earnings (accumulated deficit)	$350,151	$169,634	$(42,035)	$(241,424)	$(333,298)
Total stockholders’ equity (deficit)	$113,489	$(68,122)	$(204,273)	$(324,182)	$(415,953)

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PDL BioPharma manages a portfolio of patents and royalty assets, consisting primarily of its Queen et al. antibody humanization patents and license agreements with various biotechnology and pharmaceutical companies. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it receives significant royalty revenue. PDL is currently focused on intellectual property asset management, acquiring in new income generating assets and maximizing value for its shareholders.

The company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada.

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL continues to pursue this strategic initiative for which it has already invested approximately $500 million to date. PDL is focused on the quality of the income generating assets and potential returns on investment.

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

Recent Developments

Update to Challenges against the Queen et al. Patents in the United States and Europe

Genentech / Roche Matter

Settlement Agreement

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S. based manufactured and sold licensed products. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

The settlement agreement provides greater certainty for each of the parties in terms of the royalty rate payable under the agreement and the period over which they will be payable. PDL expects to recognize royalty revenue on the licensed products until the first quarter of 2016. Additionally, the settlement terms provide for a better definition of revenues and audit inspection procedures related to the arbitration dispute filed by PDL.

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

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues upon successful commercialization. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale, if any, of an affiliated entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset it resulted in a $2.5 million reduction of the carrying value of the note receivable which was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

At December 31, 2013, and 2012, the carrying value of the note was included in non-current assets.

As of December 31, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostics economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of December 31, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $47.7 million, which was recorded in notes receivable. As of December 31, 2013, the maximum loss exposure was $47.7 million.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement , including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2013.

AxoGen Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products (assigned interests). The Royalty Agreement has an eight years term and provides PDL with royalties of 9.95% based on AxoGen net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the assigned interests was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility with a third party. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the assigned interests at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.1 million and $0.6 million as of December 31, 2013 and 2012, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen Note Receivable. The Company recognized approximately $0.5 million related to the change in the estimated fair value of embedded derivative during the year ended December 31, 2013.

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

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available-for-sale and recorded as short term investments on the consolidated balance sheet. As of December 31, 2013, the shares were valued at $5.2 million, which results in an unrealized gain of $1.7 million and is recorded in other comprehensive income (loss).

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

Direct Flow Medical Credit Agreement

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

Paradigm Spine

On February 14, 2014, PDL entered into a credit agreement with Paradigm Spine, LLC, under which PDL made available to Paradigm up to $75 million to be used by Paradigm to refinance its existing credit facility and expand its domestic commercial operations. A portion of the amount available under the agreement in an aggregate principal amount equal to $50 million, net of fees, was funded at the close of the transaction. In the event that certain specified sales and other milestones occur before December 31, 2014, PDL will fund Paradigm between an additional $6.25 million and $12.5 million, at Paradigm’s discretion. In the event that additional specified sales and other milestones occur before June 30, 2015, PDL will fund up to an additional $12.5 million also at Paradigm’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the eleventh interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm has achieved the first milestone and the additional loan amount is provided to Paradigm, the loans will mature on August 14, 2019. Paradigm may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm and its domestic subsidiaries and, initially, certain assets of Paradigm’s German subsidiaries.

Intangible Assets

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

Convertible Notes

Series 2012 Notes

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

On February 5 and 6, 2014, the Company entered into separate, privately negotiated exchange and purchase agreements under which it retired $131.7 million in aggregate principal of the Company’s outstanding Series 2012 Notes. The exchange agreements provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The Company issued a total of 20.3 million shares of its common stock and paid an aggregate cash payment of $34.2 million pursuant to the exchange and repurchase agreements.

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

February 2018 Notes

On February 6, 2014, the Company agreed to sell $260.87 million aggregate principal amount of its 4.00% Convertible Senior Notes due February 1, 2018, in an underwritten public offering. The conversion rate of the February 2018 Notes will initially be 109.1048 shares of common stock per $1,000 principal amount of the February 2018 Notes equivalent to an initial conversion price of approximately $9.17 per share of common stock. The conversion rate, subject to increase under certain circumstances, will not be increased in respect of regular quarterly cash dividends paid by us that do not exceed $0.15 per share.

On February 12, 2014, the Company issued $300 million aggregate principal amount of February 2018 Notes, which included $39.13 million aggregate principal amount of February 2018 Notes issued pursuant to the exercise of the underwriters’ overallotment option to purchase additional 2018 Notes. In connection with the offering of the February 2018 Notes, PDL entered into privately negotiated convertible note hedge transactions with affiliates of RBC Capital Markets and Well Fargo Securities (“hedge counterparties”) and privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of PDL’s common stock.

Effect of December 12, 2013, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 12, 2013, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	182.598	$5.48	December 3, 2013
May 2015 Notes	159.9165	$6.25	December 3, 2013

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

Term Loan

On October 28, 2013, PDL entered into the Term loan for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of December 31, 2013, the interest rate was 2.24%. Interest and principal payments associated with the Term Loan are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the Term Loan, except as otherwise provided. The Company’s obligations under the Term Loan are secured by a lien on a substantial portion of its assets.

The Term Loan contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The Term loan also requires compliance with certain financial covenants, including a maximum total leverage ratio and a debt service coverage ratio, in each case calculated as set forth in the Term Loan and compliance with which may be necessary to take certain corporate actions.

The Term Loan contains events of default that the Company believes are usual and customary for a senior secured credit agreement

2014 Dividends

On January 29, 2014, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. At the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payment for the year. The board of directors evaluates the financial condition of the Company and considers the economic outlook, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

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

Royalty Revenues

Patent License Agreements

Under most of our patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports and payments from our licensees approximately one quarter in arrears, generally in the second month of the quarter after the licensee has sold the income generating product or products. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees. Therefore, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

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

Acquired Royalty Revenues

We receive royalty payments based upon net sales of Depomed's covered products. Generally, under these agreements we receive royalty reports and payments from Depomed approximately one month in arrears. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the month reported to us by Depomed. Therefore, royalty revenues are generally recognized one month following the month in which covered product sales occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and are typically reported in the same period in which we receive payment from our licensees.

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

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity (deficit) as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties based on Euro are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

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

Although we believe we have adequately accrued for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of uncertain tax positions accrual changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position, could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the Internal Revenue Service and U.S. states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

We evaluate the collectability of both interest and principal for each note and loan to determine whether it is impaired. A note or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate. If the loan is collateralized and we expect repayment to be provided solely by the collateral, then the amount of loss is calculated by comparing the carrying value of the financial asset to the estimated fair value of the underlying collateral, less expense to sell.

Convertible Notes

In 2014, we issued our February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we will separate the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

In 2012, we issued our Series 2012 Notes with a net share settlement feature. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.3%, an estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $90.2 million. In April 2010, Abbot Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2013 and 2012, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2013, 2012 and 2011 Financial Results

•	Our net income for the years ended December 31, 2013, 2012 and 2011 was $264.5 million, $211.7 million and $199.4 million, respectively;

•	At December 31, 2013, we had cash, cash equivalents, investments and restricted investments of $99.5 million as compared with $168.7 million at December 31, 2012; and

•	At December 31, 2013, we had $430.5 million in total liabilities as compared with $348.1 million at December 31, 2012.

Revenues

Revenues were $442.9 million, $374.5 million and $362.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and consist of royalty revenues as well as in 2013 and 2011 other license related revenues. During the years ended December 31, 2013, 2012 and 2011, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents, and during the year ended December 31, 2013, royalty revenues also included $11.2 million in royalties associated with the first two months of recorded royalties from U.S. sales of Glumetza from our Depomed royalty purchase agreement. Over this same time period, our other license related revenues primarily consisted of milestone payments from licensees under our patent license agreements as well as a $10.0 million payment in 2011 from our legal settlement with UCB. Our revenues consist primarily of royalty revenues, which represent more than 95% of total revenues for each of the past three years. Revenues for the years ended December 31, 2013, 2012 and 2011, are net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States.

A summary of our revenues for the years ended December 31, 2013, 2012 and 2011, is presented below:

(Dollars in thousands)	2013	2012	Change from Prior Year %	2011	Change from Prior Year %
Revenues
Royalties	$441,421	$374,525	18%	$351,641	7%
License and other	1,500	—	N/M	10,400	N/M
Total revenues	$442,921	$374,525	18%	$362,041	3%
____________________________
N/M = Not meaningful

In the year ended December 31, 2013, we received on Queen et al. patent royalties on sales of the eight humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. The licensees with commercial products as of December 31, 2013, are listed below:

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Kadcyla

Biogen Idec[1]	Tysabri

Chugai	Actemra
___________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Under our agreements for the license of rights under our Queen et al. patents, we received a flat-rate or tiered royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Until the August 15, 2013, effective date of the Settlement Agreement, our agreement with Genentech provided for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we received royalties in arrears, the average royalty rate for the payments we received from Genentech in our second calendar quarter for Genentech’s sales from the first calendar quarter. The average royalty rate for payments we received from Genentech are generally lowest in our fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. In 2013, the blended rate for the full year of royalties from Genentech products was a approximately 1.9%.

The net sales thresholds and the applicable royalty rates for Genentech’s U.S.-based Sales recognized by us prior to the Settlement Agreement are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

With respect to the ex-U.S.-based Manufacturing and Sales, prior to August 15, 2013, the royalty rate that we received from Genentech was a fixed rate of 3% based on 95% of the underlying gross ex-U.S.-based Manufacturing and Sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales has fluctuated in the past and may continue to fluctuate in future periods. The mix of net ex-U.S.-based Sales and net ex-U.S.-based Manufacturing and Sales for the Genentech Products, as outlined below, is based on information provided to us by Genentech. We were not provided the reasons for the fluctuations in the manufacturing split between U.S.-based Sales and ex-U.S.-based Manufacturing and Sales.

	Year Ended December 31,
	2013	2012	2011
Avastin
Ex-U.S.-based sales	58%	56%	55%
Ex-U.S.-based Manufacturing and Sales	43%	29%	21%
Herceptin
Ex-U.S.-based sales	68%	69%	71%
Ex-U.S.-based Manufacturing and Sales	40%	37%	35%
Kadcyla
Ex-U.S.-based sales	2%	0%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Lucentis
Ex-U.S.-based sales	64%	63%	59%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Perjeta
Ex-U.S.-based sales	24%	1%	0%
Ex-U.S.-based Manufacturing and Sales	0%	0%	0%
Xolair
Ex-U.S.-based sales	40%	39%	40%
Ex-U.S.-based Manufacturing and Sales	40%	39%	40%

For the year ended December 31, 2013, compared to December 31, 2012

Royalty revenues increased 18% for the year ended December 31, 2013, when compared to the same period in 2012. The growth is primarily driven by increased net sales of Avastin, Herceptin, Lucentis, Xolair and Actemra by our licensees, along with the addition of the royalty payments from the Company's purchase of Depomed's diabetes-related royalties. Net sales of Avastin, Herceptin, Lucentis and Xolair are subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

•	Reported net sales of Avastin increased $0.6 billion or 10% compared to the same period for the prior year.

•	Reported net sales of Herceptin increased $0.4 billion or 6% compared to the same period for the prior year.

•	Reported Lucentis sales increased $0.4 billion or 10% compared to the same period for the prior year.

•	Reported Xolair sales increased $0.2 billion or 14% compared to the same period for the prior year.

For the year ended December 31, 2012, compared to December 31, 2011

Royalty revenues increased 7% for the year ended December 31, 2012, when compared to the same period in 2011. The growth is primarily driven by increased net sales of Lucentis, Herceptin, Xolair and Tysabri by our licensees. Net sales of Avastin, Herceptin, Lucentis, and Xolair were subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

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

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2013, 2012 and 2011:

		Year Ended December 31,
Licensee	Product Name	2013	2012	2011
Genentech	Avastin	33%	32%	31%
	Herceptin	32%	34%	33%
	Lucentis	10%	12%	15%
Elan	Tysabri	11%	13%	12%

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

For the year ended December 31, 2013, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity (deficit) as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the years ended December 31, 2013, 2012 and 2011, we recognized ($2.3) million, ($2.9) million and $1.0 million in royalty revenues from our Euro contracts, respectively.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2013, 2012 and 2011, is presented below:

(Dollars in thousands, except for percentages)	2013	2012	Change from Prior Year %	2011	Change from Prior Year %
Cost of royalty revenues (amortization of intangible asset)	$5,637	$—	N/M	$—	N/M
Percentage of total revenues	1%	0%		0%

General and administrative	$29,755	$25,469	17%	$18,338	39%
Percentage of total revenues	7%	7%		5%

Total operating expenses	$35,392	$25,469	39%	$18,338	39%
Percentage of total revenues	8%	7%		5%
____________________
N/M = Not meaningful

For the year ended December 31, 2013, compared to December 31, 2012

The increase in operating expenses was a result of the additional of cost of royalty revenues of $5.6 million in the fourth quarter of 2013 related to two months of amortization of the intangible assets acquired as part of the Royalty Purchase Agreement with Depomed, an increase in general and administrative expenses related to professional services of $2.4 million mostly related to our efforts to acquire income generating assets, a $1.1 million increase in legal expenses mostly related to litigation and a $1.0 million increase in compensation related expenses.

For the year ended December 31, 2012, compared to December 31, 2011

The increase in operating expenses was a result of increased legal expenses of $3.7 million mostly related to litigation, a $1.4 million increase in professional services related to our efforts to acquire income generating assets and a $1.4 million increase in compensation related expenses.

Non-operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2013, 2012 and 2011, is presented below:

(Dollars in thousands)	2013	2012	Change from Prior Year %	2011	Change from Prior Year %
Loss on retirement or conversion of convertible notes	$—	$—	N/M	$(766)	N/M
Interest and other income, net	19,218	7,113	170%	593	1,099%
Interest expense	(24,871)	(29,036)	(14)%	(36,102)	(20)%
Total non-operating expense, net	$(5,653)	$(21,923)	(74)%	$(36,275)	(40)%
____________________
N/M = Not meaningful

For the year ended December 31, 2013, compared to December 31, 2012

Non-operating expense, net, decreased primarily due to lower interest expense as a result of our Non-recourse Notes being fully repaid during 2012 and increased interest income from our notes receivable, offset, in part, by increased interest expense on our Series 2012 Notes and May 2015 Notes. The approximate $12.1 million increase in interest income to $19.2 million is a result of the increase in loans to late stage healthcare companies as part of our strategy to acquire income generating assets. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion. Non-cash interest expense, in accordance with the accounting guidance, for the Series 2012 Notes, May 2015 Notes and our term loan was $11.2 million for the year ended December 31, 2013, and for the Series 2012 and May 2015 Notes was $10.2 million for the year ended December 31, 2012.

For the year ended December 31, 2012, compared to December 31, 2011

Non-operating expense, net, decreased primarily due to lower interest expense as a result of our quarterly repayment of the principal balance of our Non-recourse Notes and increased interest income from our Notes Receivable, offset, in part, by increased interest expense on our Series 2012 Notes and our May 2015 Notes. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion. Non-cash interest expense, in accordance with the accounting guidance, for the Series 2012 Notes and May 2015 Notes was $10.2 million for the year ended December 31, 2012 , and for the May 2015 Notes, February 2015 Notes and 2012 Notes was $3.9 million for the year ended December 31, 2011.

Income Taxes

Income tax expense for the year ended December 31, 2013, was $137.3 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Income tax expense for the year ended December 31, 2012, was $115.5 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Income tax expense for the year ended December 31, 2011, was $108.0 million, which resulted primarily from applying the federal statutory income tax rate to income before income taxes and adjusting for a portion of the loss on the retirement or conversion of our 2023 Notes that was not tax deductible.

During the year ended December 31, 2013, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $5.5 million primarily related to state items and decreased the unrecognized tax benefits by $5.7 million due to expiration of statute of limitations for our tax attributes. The Company expects its unrecognized tax benefits to decrease by $6.5 million due to the expiration of statute of limitations within the next twelve months, of which $6.5 million would affect the effective tax rate. During the year ended December 31, 2012, we recorded no change in our liability associated with uncertain tax positions. The future impact of the unrecognized tax benefits of $32.4 million, if recognized, comprises $9.3 million which would affect the effective tax rate and $23.1 million which would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $0.7 million during the year ended December 31, 2013, increased income tax expense by $0.2 million during the year ended December 31, 2012, and increased income tax expense by $0.5 million during the year ended December 31, 2011. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next twelve months.

As of December 31, 2013, we had net deferred tax assets in excess of our deferred tax liabilities of approximately $7.1 million. We recorded a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2013, we had a valuation allowance of $5.4 million, primarily related to net operating loss carry forwards and research and development tax credits.

Net Income per Share

Net income per share for the years ended December 31, 2013, 2012 and 2011, is presented below:

	Year Ended December 31,
	2013	2012	2011
Net income per basic share	$1.89	$1.52	$1.43
Net income per diluted share	$1.66	$1.45	$1.15

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities and interest income on invested capital. We currently have fewer than ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments in the aggregate of $99.5 million and $148.7 million, excluding restricted investments, at December 31, 2013 and 2012, respectively. The decrease was primarily attributable to the purchase of the Depomed intangible asset of $241.3 million, cash advanced on notes receivable of $148.7 million, payment of dividends of $84.0 million, offset in part by net cash provided by operating activities of $270.9 million and repayment of notes receivable of $58.1 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. The last of our Queen et al. patents expires in December 2014, with the obligation to pay royalties under various license agreements expiring sometime thereafter, and we do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016.

We continuously evaluate alternatives to increase return for our stockholders by, for example, acquiring income generating assets, buying back our convertible notes, repurchasing our common stock, selling the Company and paying dividends. On January 29, 2014, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

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

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues upon successful commercialization. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale, if any, of an affiliated entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset it resulted in a $2.5 million reduction of the carrying value of the note receivable which was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

At December 31, 2013, and 2012, the carrying value of the note was included in non-current assets.

As of December 31, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostics's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of December 31, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $47.7 million, which was recorded in notes receivable. As of December 31, 2013, the maximum loss exposure was $47.7 million.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement , including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2013.

AxoGen Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products (assigned interests). The Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the assigned interests was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility with a third party. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the assigned interests at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.1 million and $0.6 million as of December 31, 2013, and December 31, 2012, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen Note Receivable. The Company recognized approximately $0.5 million related to the change in the estimated fair value of embedded derivative during the year ended December 31, 2013.

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

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available-for-sale and recorded as short term investments on the consolidated balance sheet. As of December 31, 2013, the shares were valued at $5.2 million, which results in an unrealized gain of $1.7 million and is recorded in other comprehensive income (loss).

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

Direct Flow Credit Agreement

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

Intangible Assets

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

Convertible Notes

Series 2012 Notes

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

On February 5 and 6, 2014, the Company entered into separate, privately negotiated exchange and purchase agreements under which it retired $131.7 million in aggregate principal of the Company’s outstanding Series 2012 Notes. The exchange agreements provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The Company issued a total of 20.3 million shares of its common stock and paid an aggregate cash payment of $34.2 million pursuant to the exchange and repurchase agreements.

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

February 2018 Notes

On February 6, 2014, the Company agreed to sell $260.87 million aggregate principal amount of its 4.00% Convertible Senior Notes due February 1, 2018, in an underwritten public offering. The conversion rate of the February 2018 Notes will initially be 109.1048 shares of common stock per $1,000 principal amount of the February 2018 Notes equivalent to an initial conversion price of approximately $9.17 per share of common stock. The conversion rate, subject to increase under certain circumstances, will not be increased in respect of regular quarterly cash dividends paid by us that do not exceed $0.15 per share.

On February 12, 2014, the Company issued $300 million aggregate principal amount of February 2018 Notes, which included $39.13 million aggregate principal amount of February 2018 Notes issued pursuant to the exercise of the underwriters’ overallotment option to purchase additional February 2018 Notes. In connection with the offering of the February 2018 Notes, we entered into privately negotiated convertible note hedge transactions with affiliates of RBC Capital Markets and Well Fargo Securities (“hedge counterparties”) and privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of PDL’s common stock.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes

As of December 31, 2013, our contractual obligations consisted primarily of our Series 2012 Notes and our May 2015 Notes, which in the aggregate totaled $335.3 million in principal. Our Series 2012 and our May 2015 Notes are not puttable by the note holders other than in the context of a fundamental change.

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

See Note 21 for subsequent event transactions related to convertible notes.

Term Loan

As of December 31, 2013, our contractual obligation for our term loan total $75.0 million in principal. Interest and principal payments under the credit agreement are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

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

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

		Payments Due by Period
		Less Than		More than
(In thousands)		1 Year	1-3 Years	3 Years	Total
Operating leases	(1)	$102	$32	$—	$134
Convertible notes	(2)	10,997	337,823	—	348,820
Term Loan	(3)	75,768	—	—	75,768
Notes receivable	(4)	70,000	15,000	—	85,000
Total contractual obligations		$156,867	$352,855	$—	$509,722

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.
(3) Amounts represent principal and cash interest payments due on the term loan.
(4) Amounts represent tranche to be paid upon future actions as described above.

See Note 21 for subsequent event transactions related to convertible notes.

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. In April 2010, Abbott acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. As of December 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $90.2 million, and has not been included in the table above. If AbbVie were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2013 and 2012, related to this guarantee.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at December 31, 2013 and 2012:

			December 31, 2013		December 31, 2012
Euro Forward Contracts			(in thousands)		(in thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(1,207)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(3,760)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(2,785)	36,814	(1,331)
Euro	1.300	Sell Euro	19,500	(1,119)	91,000	(1,538)
Total			$111,614	$(8,871)	$210,667	$(7,581)

Interest Rate Risk

Our investment portfolio was approximately $91.2 million at December 31, 2013, and $140.8 million at December 31, 2012, and consisted of investments in Rule 2a-7 money market funds and a corporate security at December 31, 2013, and Rule 2a-7 money market funds, certificates of deposit and corporate debt securities at December 31, 2012. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $490.0 million at December 31, 2013, and $410.5 million at December 31, 2012, based on available pricing information. At December 31, 2013, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875% and our May 2015 Notes, with a fixed interest rate of 3.75%. At December 31, 2012, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, May 2015 Notes, with a fixed interest rate of 3.75% and our February 2015 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

The fair value of our term loan was estimated to be $75.0 million at December 31, 2013, based on available pricing information. No amounts were outstanding under the term loan at December 31, 2012. The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00% , or (b) the Eurodollar rate plus 2.00% per annum. Interest and principal payments under the credit agreement are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014. These obligations are subject to interest rate risk because the variable interest rate may increase in future periods.

The following table presents information about our material debt obligations that are sensitive to changes in interest rates. The table presents principal amounts and related weighted-average interest rates by year of expected maturity for our debt obligations or the earliest year in which the holders may put the debt to us. Our convertible notes may be converted to common stock prior to the maturity date.

(In thousands)	2014	2015	Total	Fair Value
Convertible notes
Variable Rate	$75,000	$—	$75,000	$75,000
Fixed Rate	335,250	—	335,250	489,954	(1)
Total	$410,250	$—	$410,250	$564,954
Average Interest Rate	2.68%	—%
_________________________

(1)	The fair value of the remaining payments under our convertible notes and term loan were estimated based on the trading value of these notes at December 31, 2013.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$94,302	$131,212
Restricted investment	—	20,000
Short-term investments	5,238	17,477
Receivables from licensees	300	366
Deferred tax assets	377	1,613
Notes receivable	13	7,504
Prepaid and other current assets	7,467	4,813
Total current assets	107,697	182,985
Property and equipment, net	41	59
Notes and other receivables, long-term	193,840	85,704
Long-term deferred tax assets	6,700	4,552
Other assets	—	6,666
Intangible assets	235,677	—
Total assets	$543,955	$279,966
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$287	$1,074
Accrued liabilities	11,857	9,400
Term loan payable	74,397	—
Convertible notes payable	320,883	—
Total current liabilities	407,424	10,474
Convertible notes payable	—	309,952
Other long-term liabilities	23,042	27,662
Total liabilities	430,466	348,088
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 139,935 and 139,816 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,399	1,398
Additional paid-in capital	(233,173)	(234,066)
Accumulated other comprehensive loss	(4,888)	(5,088)
Retained earnings	350,151	169,634
Total stockholders' equity (deficit)	113,489	(68,122)
Total liabilities and stockholders' equity (deficit)	$543,955	$279,966

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Royalties	$441,421	$374,525	$351,641
License and other	1,500	—	10,400
Total revenues	442,921	374,525	362,041
Operating expenses:
Cost of royalty revenues (amortization of intangible assets)	5,637	—	—
General and administrative	29,755	25,469	18,338
Total operating expenses	35,392	25,469	18,338
Operating income	407,529	349,056	343,703
Non-operating expense, net
Loss on retirement or conversion of convertible notes	—	—	(766)
Interest and other income, net	19,218	7,113	593
Interest expense	(24,871)	(29,036)	(36,102)
Total non-operating expense, net	(5,653)	(21,923)	(36,275)
Income before income taxes	401,876	327,133	307,428
Income tax expense	137,346	115,464	108,039
Net income	$264,530	$211,669	$199,389
Net income per share
Basic	$1.89	$1.52	$1.43
Diluted	$1.66	$1.45	$1.15
Weighted average shares outstanding
Basic	139,842	139,711	139,663
Diluted	159,343	146,403	177,441
Cash dividends declared per common share	$0.60	$0.60	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$264,530	$211,669	$199,389
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in available-for-sale securities(a)	1,122	(22)	30
Unrealized gains (losses) on cash flow hedges(b)	(922)	(3,181)	(5,134)
Total other comprehensive income (loss), net of tax	200	(3,203)	(5,104)
Comprehensive income	$264,730	$208,466	$194,285
___________________________________
(a) Net of tax of $604, ($12) and $16 for the years ended December 31, 2013, 2012 and 2011, respectively.
(b) Net of tax of ($496), ($1,713) and ($2,764) for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$264,530	$211,669	$199,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	13,320	12,481	5,386
Amortization of intangible assets	5,637	—	—
Amortization of non-recourse notes offering costs	—	1,226	4,533
Other amortization, depreciation and accretion of embedded derivative	(404)	946	1,405
Loss on retirement or conversion of convertible notes	—	—	766
Hedge ineffectiveness on foreign exchange contracts	(11)	(257)	—
Stock-based compensation expense	872	937	387
Tax expense from stock-based compensation arrangements	—	—	(120)
Net excess tax benefit from stock-based compensation	(22)	(27)	—
Deferred income taxes	(999)	11,338	31,217
Changes in assets and liabilities:
Receivables from licensees	66	234	(131)
Prepaid and other current assets	442	4,138	(199)
Accrued interest on notes receivable	(9,585)	(2,882)	—
Other assets	1,409	(1,162)	(6,639)
Accounts payable	(787)	546	(2,012)
Accrued legal settlement	—	(27,500)	(37,500)
Accrued liabilities	(1,447)	62	239
Other long-term liabilities	(2,131)	(1,533)	(26,939)
Net cash provided by operating activities	270,890	210,216	169,782
Cash flows from investing activities
Purchases of investments	(9,875)	(29,898)	(74,744)
Maturities of investments	43,780	50,831	50,696
Purchase of intangible assets	(241,314)	—	—
Issuance of notes receivable	(148,708)	(95,300)	—
Repayment of notes receivable	58,134	5,000	—
Purchase of property and equipment	(2)	(51)	—
Net cash used in investing activities	(297,985)	(69,418)	(24,048)
Cash flows from financing activities
Proceeds from term loan	74,169	—	—
Retirement of convertible notes	—	—	(133,851)
Repayment of non-recourse notes	—	(93,370)	(110,900)
Payment of debt issuance costs	—	(845)	—
Net proceeds from the issuance of convertible notes	—	—	149,712
Purchase of call options	—	—	(20,765)
Proceeds from issuance of warrants	—	—	10,868
Cash dividends paid	(84,006)	(83,942)	(83,828)
Excess tax benefit from stock-based compensation	22	27	—
Net cash used in financing activities	(9,815)	(178,130)	(188,764)
Net decrease in cash and cash equivalents	(36,910)	(37,332)	(43,030)
Cash and cash equivalents at beginning of the year	131,212	168,544	211,574
Cash and cash equivalents at end the year	$94,302	$131,212	$168,544

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information
Cash paid for income taxes	$139,000	$99,000	$83,000
Cash paid for interest	$10,997	$15,754	$25,627

See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2010	139,640,152	$1,396	$(87,373)	$(241,424)	$3,219	$(324,182)
Issuance of common stock under employee benefit plans	39,600	1	—	—	—	1
Issuance of convertible debt	—	—	11,870	—	—	11,870
Purchase of purchased call options, net of tax	—	—	(13,522)	—	—	(13,522)
Proceeds from the sale of warrants	—	—	10,868	—	—	10,868
Stock-based compensation expense	—	—	387	—	—	387
Tax expense from stock options	—	—	(120)	—	—	(120)
Dividends declared	—	—	(83,860)	—	—	(83,860)
Comprehensive income:
Net income	—	—	—	199,389	—	199,389
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	30	30
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(5,134)	(5,134)
Total comprehensive income						194,285
Balance at December 31, 2011	139,679,752	1,397	(161,750)	(42,035)	(1,885)	(204,273)
Issuance of common stock under employee benefit plans	136,507	1	(1)	—	—	—
Issuance of convertible debt	—	—	10,692	—	—	10,692
Stock-based compensation expense	—	—	937	—	—	937
Dividends declared	—	—	(83,944)	—	—	(83,944)
Comprehensive income:
Net income	—	—	—	211,669	—	211,669
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(3,181)	(3,181)
Total comprehensive income						208,466
Balance at December 31, 2012	139,816,259	1,398	(234,066)	169,634	(5,088)	(68,122)
Issuance of common stock under employee benefit plans	118,310	1	(1)	—	—	—
Stock-based compensation expense	—	—	872	—	—	872
Tax benefit from stock options	—	—	22	—	—	22
Dividends declared	—	—	—	(84,013)	—	(84,013)
Comprehensive income:
Net income	—	—	—	264,530	—	264,530
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	1,122	1,122
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(922)	(922)
Total comprehensive income						264,730
Balance at December 31, 2013	139,934,569	$1,399	$(233,173)	$350,151	$(4,888)	$113,489

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1. Organization and Business

PDL BioPharma manages a portfolio of patents and royalty assets, consisting primarily of its Queen et al. antibody humanization patents and license agreements with various biotechnology and pharmaceutical companies. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it receives significant royalty revenue. PDL is currently focused on intellectual property asset management, acquiring in new income generating assets and maximizing value for its shareholders.

The company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada.

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL continues to pursue this strategic initiative for which it has already invested approximately $500 million to date. PDL is focused on the quality of the income generating assets and potential returns on investment.

In the year ended December 31, 2013, we received Queen et al. patent royalties on sales of the eight humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Segment Disclosures

Our chief operating decision-maker consists of our executive management. Our chief operating decision-maker reviews our operating results and operating plans and makes resource allocation decisions on a company-wide basis; therefore, we operate as one segment.

Cash Equivalents and Investments

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). See Note 5.

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

Notes and Other Long-Term Receivables

Notes receivable and loans originated by us are initially recorded at the amount advanced to the borrower. Notes receivable and loan origination and commitment fees, net of certain origination costs, are recorded as an adjustment to the carrying value of the notes receivable and loans and are amortized over the term of the related financial asset using the effective interest rate method. Certain of our notes receivable and loans require the borrower to make variable payments which are dependent upon the borrower's sales of specific products. We have elected to use the prospective interest method to account for these notes receivable and loans subsequent to their initial recognition. Under this approach, we recognize the impact of any variations from the expected returns in the period when received. From time to time, we will re-evaluate the expected cash flows and may adjust the effective interest rate with effect prospective from the date of assessment, if the impact of such adjustment could be material to our financial statements. Determining the initial effective interest rates and subsequent re-assessment of the effective interest rates for notes receivable and loans with variable cash flows requires judgment and is based on significant assumptions related to estimates of the amounts and timing of future product sales by the borrowers.

We evaluate the collectability of both interest and principal for each note receivable and loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and we expect repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower's credit risk, financial performance, expected sales, and fair value of the collateral.

Intangible Assets

Amortization of definite-lived intangible royalty assets is computed using a units of production method over the estimated useful lives of the assets. The related amortization is recognized as a cost of royalty revenues. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

Licensed Royalty Revenues

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

Acquired Royalty Revenues

We receive royalty payments based upon Depomed's licensees’ net sales of covered products. Generally, under these agreement we receive royalty reports from Depomed approximately one month in arrears, that is, generally in the month after Depomed's licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the month reported to us by Depomed, that is, royalty revenues are generally recognized one month following the month in which sales by Depomed's licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which we receive payment from Depomed licensees.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	Shorter of asset life or term of lease
Computer and office equipment	3 years
Furniture and fixtures	7 years

3. Net Income per Share

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Numerator
Net income	$264,530	$211,669	$199,389
Add back interest expense for convertible notes, net of estimated tax of $13,000, $25,000 and $3.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively	25	46	5,544
Income used to compute net income per diluted share	$264,555	$211,715	$204,933
Denominator
Total weighted-average shares used to compute net income per basic share	139,842	139,711	139,663
Effect of dilutive stock options	83	95	13
Restricted stock awards	20	17	25
Assumed conversion of Series 2012 notes	12,373	4,944	—
Assumed conversion of 2012 notes	—	—	9,790
Assumed conversion of February 2015 notes	106	631	27,950
Assumed conversion of May 2015 notes	6,919	1,005	—
Shares used to compute net income per diluted share	159,343	146,403	177,441
Net income per basic share	$1.89	$1.52	$1.43
Net income per diluted share	$1.66	$1.45	$1.15

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and the February 2015 Notes were retired.

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

We excluded from our calculations of net income per diluted share 21.1 million and 19.6 million shares for the years ended December 31, 2013 and 2012, respectively, for our warrants issued in 2011, because the exercise price of the warrants exceeded the average market price of our common stock and thus, for the periods presented, no stock was issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 24.8 million and 23.0 million shares were excluded from our calculations of net income per diluted share for the years ended December 31, 2013 and 2012, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 13.

For the years ended December 31, 2013, 2012 and 2011, we excluded approximately 115,000, 157,000 and 193,000 shares, respectively, underlying outstanding stock options, and for the years ended December 31, 2013, 2012 and 2011, we excluded approximately zero, 1,000, and zero shares, respectively, underlying restricted stock awards, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	December 31, 2013			December 31, 2012
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$85,970	$—	$85,970	$121,095	$—	$121,095
Certificates of deposit	—	—	—	—	26,128	26,128
Corporate securities	—	5,238	5,238	—	—	—
Corporate debt securities	—	—	—	—	13,572	13,572
Total	$85,970	$5,238	$91,208	$121,095	$39,700	$160,795

Liabilities:
Foreign currency hedge contracts	$—	$8,871	$8,871	$—	$7,581	$7,581

The fair value of the certificates of deposit is determined using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. At December 31, 2012, the certificates of deposit include a $20 million certificate of deposit that was restricted as it was purchased to collateralize the line of credit for Merus Labs; see Note 7.

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

There have been no transfers between levels during the years ended December 31, 2013 and 2012. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2013			December 31, 2012
	Carrying Value	Level 2	Level 3	Carrying Value	Level 2	Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$47,694	$—	$46,042	$41,098	$—	$41,098
Merus Labs note receivable	—	—	—	30,000	30,000	—
AxoGen note receivable and embedded derivative	26,544	—	25,785	22,110	—	22,110
Avinger note receivable	20,250	—	19,061	—	—	—
LENSAR note receivable	39,572	—	39,572	—	—	—
Durata note receivable	24,995	—	24,995	—	—	—
Direct Flow Medical note receivable	34,799	—	34,799	—	—	—
Total	$193,854	$—	$190,254	$93,208	$30,000	$63,208
Liabilities:
Series 2012 Notes	$172,630	$277,650	$—	$165,528	$227,187	$—
May 2015 Notes	148,253	212,304	—	143,433	182,031	—
February 2015 Notes	—	—	—	991	1,269	—
Term loan	74,397	75,000	—	—	—	—
Total	$395,280	$564,954	$—	$309,952	$410,487	$—

As of December 31, 2013, the estimated fair value of our Wellstat Diagnostic note receivable, AxoGen note receivable, Avinger note receivable, LENSAR note receivable, Durata note receivable and Direct Flow Medical note receivable, and as of December 31, 2012, the estimated fair value of our Axogen note receivable and Merus Labs note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. In all cases, the undiscounted expected future cash flows exceed the related carrying value.

When deemed necessary we engage a third party valuation expert to evaluate our investments and the related inputs needed for us to estimate the fair value of certain investments. We determined our notes receivable of our assets to be Level 3 assets as our valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, we considered forward looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The carrying value and estimated fair value of the AxoGen note receivable include the value of a change of control embedded derivative valued at $1.1 million and $0.6 million at December 31, 2013 and 2012, respectively. We utilized discounted cash flows and probability analysis to estimate the fair value of the embedded derivative.

On December 31, 2013, the estimated fair value of Wellstat was determined by using a discounted cash flow that was based upon expected income from estimated sales through December 31, 2016. Due to breach of the credit agreement as of December 31, 2012, as discussed in Note 7, we considered the estimated fair value of the collateral when estimating fair value of the note. The note is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

5. Cash, Cash Equivalents and Investments

As of December 31, 2013, we had invested our excess cash balances primarily in money market funds, certificates of deposit, and a corporate security, and in 2012, money market funds, certificates of deposit, and corporate debt securities. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity (deficit), net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Investment	Short-Term Investments
(In thousands)
December 31, 2013
Cash	$8,332	$—	$—	$8,332	$8,332	$—	$—
Money market funds	85,970	—	—	85,970	85,970	—	—
Corporate securities	3,500	1,738	—	5,238	—	—	5,238
Total	$97,802	$1,738	$—	$99,540	$94,302	$—	$5,238

December 31, 2012
Cash	$7,894	$—	$—	$7,894	$7,894	$—	$—
Money market funds	121,095	—	—	121,095	121,095	—	—
Certificates of deposit	26,128	—	—	26,128	2,223	20,000	3,905
Corporate debt securities	13,562	10	—	13,572	—	—	13,572
Total	$168,679	$10	$—	$168,689	$131,212	$20,000	$17,477

We recognized approximately zero and $13,000, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2013 and 2012. We did not recognize any gains or losses on sales of available-for-sale securities during 2011.

Cash and Available-For-Sale Securities by Contractual Maturity	December 31, 2013		December 31, 2012
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$97,802	$99,540	$168,679	$168,689
Greater than one year but less than five years	—	—	—	—
Total	$97,802	$99,540	$168,679	$168,689

The unrealized gain on investments included in other comprehensive income (loss), net of estimated taxes, was approximately $1,129,000 and $7,000 as of December 31, 2013 and 2012, respectively.

6. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2013 and 2012, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2014.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. We de-designated and terminated certain forward contracts, due to our determination that certain cash flows under the de-designated contracts were not probable to occur, and recorded a gain of approximately $391,000 to interest and other income, net, which was reclassified from other comprehensive income (loss) net of tax effects. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts.

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2013		December 31, 2012
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.230	Sell Euro	$—	$—	$27,553	$(2,036)
Euro	1.240	Sell Euro	10,850	(1,207)	10,850	(726)
Euro	1.270	Sell Euro	44,450	(3,760)	44,450	(1,950)
Euro	1.281	Sell Euro	36,814	(2,785)	36,814	(1,331)
Euro	1.300	Sell Euro	19,500	(1,119)	91,000	(1,538)
Total			$111,614	$(8,871)	$210,667	$(7,581)

The location and fair values of our Euro contracts in our Consolidated Balance Sheets were as follows:

		December 31,
Cash Flow Hedge	Location	2013	2012
(In thousands)
Euro contracts	Accrued liabilities	$7,355	$3,574
Euro contracts	Other long-term liabilities	$1,516	$4,007

The effect of our derivative instruments in our Consolidated Statements of Income and our Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31,
	2013	2012	2011
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(2,432)	$(5,040)	$(4,470)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(1,510)	$(1,859)	$664
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$11	$(169)	$(19)
Net gain recognized in interest and other income, net -- non-designated contracts (4)	$—	$391	$—
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in other comprehensive income (loss) (OCI)
(2) Effective portion classified as royalty revenue
(3) Ineffectiveness from excess hedge was approximately ($11), $8 and $19 for the years ended December 31, 2013, 2012 and 2011, respectively. Net loss from restructuring hedges was approximately zero, $161 and zero for the years ended December 31, 2013, 2012 and 2011, respectively
(4) Gain on de-designation classified as interest and other income, net

A loss of approximately $4.8 million, net of tax, is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months.

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

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company is to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). The full amount available under this agreement was drawn by Wellstat Diagnostics in November 2012. In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

In January 2013, the Company was informed that, as of November 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the June 28 forbearance period, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues upon successful commercialization. However, pursuant to the amended credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale, if any, of an affiliated entity. The restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset it resulted in a $2.5 million reduction of the carrying value of the note receivable which was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

Wellstat Diagnostics may prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. In the event of a change of control, bankruptcy or certain other customary events of defaults, or Wellstat Diagnostics' failure to achieve a specified annual revenue threshold in 2017, Wellstat Diagnostics will be required to prepay the amended credit agreement at a price that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company. The amended credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

At December 31, 2013, and 2012, the carrying value of the note was included in non-current assets.

As of December 31, 2013, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostics's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of December 31, 2013, the carrying value of all amounts advanced to Wellstat Diagnostics was $47.7 million, which was recorded in notes receivable. As of December 31, 2013, the maximum loss exposure was $47.7 million.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement , including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2013.

AxoGen Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products (assigned interests). The Royalty Agreement has an eight years term and provides PDL with royalties of 9.95% based on AxoGen net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the assigned interests was $20.8 million, including the termination of an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility with a third party. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event or AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the assigned interests at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.1 million and $0.6 million as of December 31, 2013, and December 31, 2012, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen Note Receivable. The Company recognized approximately $0.5 million related to the change in the estimated fair value of embedded derivative during the year ended December 31, 2013.

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

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available-for-sale and recorded as short term investments on the consolidated balance sheet. As of December 31, 2013, the shares were valued at $5.2 million, which results in an unrealized gain of $1.7 million and is recorded in other comprehensive income (loss).

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

Direct Flow Credit Agreement

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

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 4.

8. Prepaid and Other Current Assets

	December 31,
(In thousands)	2013	2012
Convertible notes issuance costs	$3,097	$—
Prepaid income taxes	1,877	3,351
Other	2,493	1,462
Total	$7,467	$4,813

During the year ended December 31, 2013, the convertible notes issuance costs were reclassified from non-current to current as the notes will be due upon demand during 2014. See Note 13.

9. Property and Equipment

	December 31,
(In thousands)	2013	2012
Leasehold improvements	$127	$127
Computer and office equipment	9,028	8,993
Furniture and fixtures	38	38
Total	9,193	9,158
Less accumulated depreciation and amortization	(9,152)	(9,131)
Construction in progress	—	32
Property and equipment, net	$41	$59

10. Intangible Assets

Depomed Royalty Purchase and Sales Agreement

On October 18, 2013, PDL entered into a royalty purchase and sale agreement with Depomed, Inc. and Depo DR Sub, LLC, a wholly owned subsidiary of Depomed, whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total arrangement consideration was $241.3 million which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin in Korea and Canada, respectively.

Under the terms of the royalty agreement, the Company will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment it made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The royalty agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

This transaction has been accounted for as the acquisition of intangible assets. An income approach was used for the purpose of allocating the purchase price based on the relative fair value of each intangible asset and in the determination of the useful life of each intangible asset. The intangible assets have finite lives ranging from three to nine years and will be amortized to cost of royalty revenues over the related periods. During the fourth quarter of 2013, we began receiving royalty revenues related to Glumetza and commenced amortization of the carrying value of the related intangible asset of $164.5 million. The intangible assets related to the other licensed products with a carrying value of $76.8 million were not being amortized as of December 31, 2013 as no revenues were recognized related to those intangible assets in 2013. We will commence amortization of those intangible assets when the Company receives royalty revenues related to sales of the related products.

The fair value of the intangible assets acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The discounted cash flow was based upon expected royalties from sales of licensed products over periods up to nine years. We determined that the intangible assets were Level 3 assets, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies.

As of December 31, 2013, the carrying value of the intangible assets acquired in our consolidated balance sheet was approximately $235.7 million. As of December 31, 2013, the maximum loss exposure was $235.7 million.

The following table summarizes the components of gross and net intangible assets balances as of December 31, 2013:

(In thousands)	December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets	$241,314	$(5,637)	$235,677

Amortization expense related to the acquired intangible assets was $5.6 million for the year ended December 31, 2013. As of December 31, 2013, the remaining weighted-average amortization period for acquired intangible asset is 8.0 years. The expected annual amortization expense related to the acquired intangible assets is as follows for the years ended December 31, (in thousands):

2014	$33,880
2015	44,940
2016	33,184
2017	19,028
2018	18,096
Thereafter	86,549
Total	$235,677

On October 18, 2013 and as of December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub, LLC represented a variable interest in a variable interest entity since the equity in Depo DR Sub, LLC was not sufficient to finance its operations without additional financing. However, the Company does not have the power to direct the activities of
Depo DR Sub, LLC that most significantly impacts the Depo DR Sub, LLC's economic performance and is not the primary beneficiary of Depo DR Sub, LLC therefore, it is not subject to consolidation by the Company.

11. Accrued Liabilities

	December 31,
(In thousands)	2013	2012
Compensation	$768	$594
Interest	2,925	2,925
Foreign currency hedge	7,355	3,574
Dividend payable	59	53
Legal	324	2,020
Other	426	234
Total	$11,857	$9,400

12. Commitments and Contingencies

Operating Leases

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2014. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows:

(In thousands)
2014	$102
2015	16
2016	16
Total	$134

13. Convertible Notes, Non-recourse Notes and Term Loans

Convertible, Non-recourse Notes, and Term Loan activity for the years ended December 31, 2013 and 2012:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2015 Notes	Non-recourse Notes	Term Loan	Total
Balance at December 31, 2011	$—	$138,952	$177,663	$93,370	$—	$409,985
Issuance and exchange	176,679	—	(176,679)	—	—	—
Payment	—	—	—	(93,370)	—	(93,370)
Non-cash discount	(16,833)	—	—	—	—	(16,833)
Discount amortization	5,682	4,481	7	—	—	10,170
Balance at December 31, 2012	165,528	143,433	991	—	—	309,952
Issuance and exchange	1,000	—	(1,000)	—	75,000	75,000
Non-cash discount	—	—	—	—	(831)	(831)
Discount amortization	6,102	4,820	9	—	228	11,159
Balance at December 31, 2013	$172,630	$148,253	$—	$—	$74,397	$395,280

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

We allocated $2.3 million of the remaining February 2015 Notes original issue discount as of the date of the exchange to the Series 2012 Notes based on the percentage of the February 2015 Notes exchanged. In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the Series 2012 Notes, net of the allocated original issue discount, between the fair value of the debt component and the common stock conversion feature. Using an assumed borrowing rate of 7.3%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us during the period of the exchange transactions, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability. The discount is being amortized to interest expense over the term of the Series 2012 Notes and increases interest expense during the term of the Series 2012 Notes from the 2.875% cash coupon interest rate to an effective interest rate of 7.3%. The common stock conversion feature is recorded as a component of stockholders’ equity (deficit).

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

	December 31,
(In thousands)	2013	2012
Principal amount of the Series 2012 Notes	$180,000	$179,000
Unamortized discount of liability component	(7,370)	(13,472)
Net carrying value of the Series 2012 Notes	$172,630	$165,528

Interest expense for our Series 2012 Notes on the Consolidated Statements of Income was as follows:

	Year ended December 31,
(In thousands)	2013	2012	2011
Contractual coupon interest	$5,158	$5,122	$—
Amortization of debt issuance costs	1,152	1,107	—
Amortization of debt discount	6,102	5,682	—
Total	$12,412	$11,911	$—

As of December 31, 2013, our Series 2012 Notes are convertible into 182.598 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.48 per common share, subject to further adjustment upon certain events including dividend payments. As of December 31, 2013, the remaining discount amortization period was 1.1 years.

Our common stock exceeded the conversion threshold price of $7.23 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended December 31, 2013. Our common stock price exceeded the conversion threshold price of $7.12 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2013; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending March 31, 2014. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the year ended December 31, 2013. At December 31, 2013, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $97.4 million.

See Note 21 for subsequent event transactions related to convertible notes.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of December 31, 2013, the remaining discount amortization period is 1.3 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

	December 31,
(In thousands)	2013	2012
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(6,997)	(11,817)
Net carrying value of the May 2015 Notes	$148,253	$143,433

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Contractual coupon interest	$5,822	$5,822	$3,639
Amortization of debt issuance costs	1,232	1,193	727
Amortization of debt discount	4,820	4,481	2,639
Total	$11,874	$11,496	$7,005

As of December 31, 2013, our May 2015 Notes are convertible into 159.9165 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.25 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock did not exceed the conversion threshold price of $8.26 for at least 20 days during the 30 consecutive trading days ended September 30, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended December 31, 2013. Our common stock price did exceed the conversion threshold price of $8.13 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2013; accordingly, the May 2015 Notes are convertible at the option of the holder during the quarter ending March 31, 2014. The May 2015 Notes have been classified as current as the notes will be due upon demand within one year of the year ended December 31, 2013. At December 31, 2013, the if-converted value of our May 2015 exceeded their principal amount by approximately $54.3 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 24.8 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.25 and $7.50, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.25, but below $7.50, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.50, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.50. For example, a 10% increase in the share price above $7.50 would result in the issuance of 1.9 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2013, and 2012, there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2013, and 2012. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

Non-recourse Notes Retirement

In November 2009, we completed a $300.0 million securitization transaction in which we monetized 60% of the net present value of the estimated 5 years royalties from sales of Genentech products including Avastin®, Herceptin®, Lucentis®, Xolair® and future products, if any, under which Genentech may take a license under our related agreements with Genentech. Our QHP PhaRMASM Senior Secured Notes due 2015 bore interest at 10.25% per annum and were issued in a non-registered offering by QHP, a Delaware limited liability company, and a newly formed, wholly-owned subsidiary of PDL. Concurrent with the securitization transaction and under the terms of a purchase and sale agreement, we sold, transferred, conveyed, assigned, contributed and granted to QHP, certain rights under our non-exclusive license agreements with Genentech including the right to receive the Genentech Royalties in exchange for QHP’s proceeds from our Non-recourse Notes issuance. As of December 31, 2012, there was no remaining balance on our Non-recourse Notes, as they were fully repaid and retired on September 17, 2012. The indenture has ceased to be of further effect and all of the security interests in the collateral have terminated, including the pledge by PDL to the trustee of its equity interest in QHP. There are no further restrictions on the Genentech Royalties.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party, and Royal Bank of Canada as administrative agent. The initial Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of December 31, 2013, the interest rate was 2.24%. Interest and principal payments associated with the Term Loan are due on the interest payment dates of January 31, April 30, and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the Term Loan, except as otherwise provided. The Company’s obligations under the Term Loan are secured by a lien on a substantial portion of its assets.

The Term Loan contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The Term loan also requires compliance with certain financial covenants, including a maximum total leverage ratio and a debt service coverage ratio, in each case calculated as set forth in the Term Loan and compliance with which may be necessary to take certain corporate actions. The Term Loan contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

As of December 31, 2013 and 2012, PDL was in compliance with all applicable debt covenants.

As of December 31, 2013, the future minimum principal payments under our Series 2012 Notes, May 2015 Notes and Term Loan were:

(In thousands)	Series 2012 Notes	May 2015 Notes	Term Loan	Total
2014	$—	$—	$75,000	$75,000
2015	180,000	155,250	—	335,250
Total	$180,000	$155,250	$75,000	$410,250

14. Other Long-Term Liabilities

	December 31,
(In thousands)	2013	2012
Accrued lease liability	$10,700	$10,700
Uncertain tax position	10,826	12,955
Foreign currency hedge	1,516	4,007
Total	$23,042	$27,662

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2013, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $90.2 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of December 31, 2013, and 2012, related to this guarantee.

15. Stock-Based Compensation

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

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2013, 2012 and 2011, is presented below:

	Year Ended December 31,
Stock-based Compensation	2013	2012	2011
(In thousands)
Employees and directors	$655	$650	$337
Non-employees	217	287	50
Total	$872	$937	$387

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and non-employees.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2013, is as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	722,335	—	4,477,665
2002 Outside Directors Stock Option Plan(2)	157,000	140,750	16,250	—
1999 Non-statutory Stock Option Plan(2)	5,071,183	4,966,183	105,000	—
1999 Stock Option Plan(2)	3,704,376	3,653,150	51,226	—
_________________________

(1)	As of December 31, 2013, there were 113,882 shares of unvested restricted stock awards outstanding.

(2)	Plan terminated in 2009, subject to options outstanding under the plan.

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

Stock Option Activity

A summary of our stock option activity is presented below:

	2013		2012		2011
	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of year	196	$16.22	231	$16.62	274	$17.25
Expired	(24)	$14.07	(35)	$18.83	(43)	$20.67
Outstanding at end of year	172	$16.52	196	$16.22	231	$16.62
Exercisable at end of year	172	$16.52	196	$16.22	231	$16.62

As of December 31, 2013, the aggregate intrinsic value of our outstanding and exercisable stock options was $0.2 million and the weighted-average remaining contractual life was 0.8 years. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $8.44 on December 31, 2013, which would have been received by the option holders had option holders exercised their options as of that date. All stock options were fully vested as of 2010 and at December 31, 2013, had a range of exercise price of $5.41 to $22.60.

Restricted Stock

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock, including, in some cases, the right to accrue dividends, which are held in escrow until the award vests. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized ratably over the vesting period. Restricted stock awards typically vest over twelve to twenty-four months. In addition to service requirements, vesting of restricted stock awards may be subject to the achievement of specified performance goals set by the Compensation Committee of the Company’s Board of Directors. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

A summary of our restricted stock activity is presented below:

	2013		2012		2011
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	120	$6.51	137	$6.09	40	$5.05
Awards granted	127	$7.50	139	$6.49	155	$6.15
Awards vested	(118)	$6.59	(137)	$6.09	(40)	$5.05
Forfeited	(15)	$7.07	(19)	$6.35	(18)	$6.59
Nonvested at end of year	114	$7.45	120	$6.51	137	$6.09

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2013, 2012 and 2011, was $0.9 million, $0.9 million and $0.4 million, respectively. As of December 31, 2013, the aggregate intrinsic value of non-vested restricted stock was $1.0 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2013, was $0.4 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 10 months.

16. Cash Dividends

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

On January 23, 2013, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, which were paid on March 12, June 12, September 12 and December 12 of 2013 to stockholders of record on March 5, June 5, September 5 and December 5 of 2013, the record dates for each of the dividend payments, respectively. We paid $84.0 million in dividends in 2013.

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

17. Customer Concentration

The percentage of total revenue earned from licensees net sales, which individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2013	2012	2011
Licensees
Genentech	83%	85%	86%
Biogen Idec[1]	11%	13%	12%
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2013	2012	2011
United States	$165,412	$133,824	$137,269
Europe	277,434	240,626	224,472
Other	75	75	300
Total revenues	$442,921	$374,525	$362,041

18. Income Taxes

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current income tax expense
Federal	$134,619	$104,152	$83,569
State	3,726	1	1
Total current	138,345	104,153	83,570
Deferred income tax expense (benefit)
Federal	(416)	11,311	24,469
State	(583)	—	—
Total deferred	(999)	11,311	24,469
Total provision	$137,346	$115,464	$108,039

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Tax at U.S. statutory rate on income before income taxes	$140,656	$114,496	$107,600
Change in valuation allowance	(2,055)	—	—
State taxes	1	1	1
Change in uncertain tax positions	(2,082)	—	—
Other	826	967	438
Total	$137,346	$115,464	$108,039

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,063	$6,686
Research and other tax credits	2,259	15,205
Intangible assets	3,559	5,487
Stock-based compensation	215	222
Accruals	255	229
Debt modifications	330	—
Unrealized losses on foreign currency hedge contracts	2,632	2,740
Other	47	227
Total deferred tax assets	15,360	30,796
Valuation allowance	(5,390)	(20,392)
Total deferred tax assets, net of valuation allowance	9,970	10,404
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(953)	(954)
Debt modifications	(1,779)	(3,285)
Other	(161)	—
Total deferred tax liabilities	(2,893)	(4,239)
Net deferred tax assets	$7,077	$6,165

As of December 31, 2013 and 2012, we had federal net operating loss carryforwards of $39.4 million and $41.1 million, respectively. We also had California net operating loss carryforwards of $215.5 million as of December 31, 2013 and 2012. The federal net operating loss carryforwards will expire in the year 2023 and the California net operating loss carryforwards will expire between 2014 and 2019, if not utilized. As of December 31, 2013 and 2012, we had $20.0 million of state tax credit carryforwards that do not expire and can be carried forward indefinitely. The net operating loss carryforwards and tax credit carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have an annual limitation on the utilization of our federal operating losses of $1.8 million for each of the years ending December 31, 2014 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2013, we estimate that at least $22.0 million of the $39.4 million of federal net operating loss carryforwards and $18.7 million of the $215.5 million state net operating losses will expire unutilized.

During 2013, as a result of changes in our business model and increased forecasted earnings, we determined that it was more likely than not that certain net operating losses, tax credits and other deferred tax assets would be realized in the near future. As a result, our valuation allowance against deferred tax assets was decreased by $15 million. We continue to believe it is more likely than not that the benefit from certain net operating losses and deferred tax assets will not be realized in the near future, and have provided a valuation allowance of $5.4 million against these deferred tax assets.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2013, 2012 and 2011 is:

	December 31,
(In thousands)	2013	2012	2011
Balance at the beginning of the year	$32,647	$23,061	$23,061
Increases related to tax positions from prior fiscal years	—	4,029	—
Increases related to tax positions taken during current fiscal year	5,490	5,557	—
Expiration of statute of limitations for the assessment of taxes from prior fiscal years	(5,718)	—	—
Balance at the end of the year	$32,419	$32,647	$23,061

The future impact of the unrecognized tax benefit of $32.4 million, if recognized, is as follows: $9.3 million would affect the effective tax rate and $23.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. We periodically evaluate our exposures associated with our tax filing positions. During 2013, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $5.5 million primarily related to state items and decreased the unrecognized tax benefits by $5.7 million due to expiration of statute of limitation for our tax attributes. The Company expects its unrecognized tax benefits to decrease by $6.5 million due to the expiration of statute of limitations within the next twelve months, substantially all of which would affect the effective income tax rate.

Estimated interest and penalties associated with unrecognized tax benefits decreased income tax expense in the Consolidated Statements of Income by $0.7 million during the year ended December 31, 2013, and increased income tax expense by $0.2 million, and $0.5 million during the year ended December 31, 2012, and 2011, respectively. In general, our income tax returns are subject to examination by U.S. federal, state, and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $1.5 million and $0.7 million as of December 31, 2013 and 2012, respectively. In May 2012, PDL received a “no-change” letter from the IRS upon completion of an examination of the Company's 2008 Federal tax return. We are currently under income tax examination in the state of California for tax years 2010, 2009 and 2008.

Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefits related to the California audit over the next twelve months.

19. Accumulated Other Comprehensive Income (Loss)

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2010	$(1)	$3,220	$3,219
Activity for the year ended December 31, 2011	30	(5,134)	(5,104)
Balance at December 31, 2011	29	(1,914)	(1,885)

Activity for the year ended December 31, 2012	(22)	(3,181)	(3,203)
Balance at December 31, 2012	7	(5,095)	(5,088)

Activity for the year ended December 31, 2013	1,122	(922)	200
Ending Balance at December 31, 2013	$1,129	$(6,017)	$(4,888)

20. Legal Proceedings

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

European Opposition to ‘216B Patent

Termination of European Opposition to ‘216B Patent

Pursuant to our settlements with UCB, MedImmune and Novartis, and as a result of our acquisition of BioTransplant and subsequent withdrawal of BioTransplant’s appeal, all of the active appellants in the EPO opposition have formally withdrawn their participation in the appeal proceeding. Accordingly, the EPO has canceled the appeal proceeding and terminated the opposition proceeding in its entirety, with the result that the 2007 EPO decision upholding the claims of our ‘216B Patent as valid will become the final decision of the EPO. In the year ending December 31, 2013, approximately 43% of our royalty revenues were derived from sales of products that were made in Europe and sold outside of the United States.

Genentech / Roche Matter

Settlement Agreement

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the settlement agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S. based manufactured and sold licensed products. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

The settlement and the related agreements are conditional upon entry of a proposed order dismissing the underlying litigation and dismissal of the AAA arbitration filed by PDL.

Other Legal Proceedings

In addition, from time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

21. Subsequent Events

February 2018 Notes

On February 6, 2014, the Company agreed to sell $260.87 million aggregate principal amount of its February 2018 Notes in an underwritten public offering. The conversion rate of the February 2018 Notes will initially be 109.1048 shares of common stock per $1,000 principal amount of the February 2018 Notes equivalent to an initial conversion price of approximately $9.17 per share of common stock. The Company granted the underwriters an option to purchase up to an additional $39.13 million aggregate principal amount of the February 2018 Notes solely to cover overallotments (or $300 million principal amount in the aggregate). The conversion rate, subject to increase under certain circumstances, will not be increased in respect of regular quarterly cash dividends paid by us that do not exceed $0.15 per share.

On February 12, 2014, we issued $300 million aggregate principal amount of February 2018 Notes, which included $39.13 million aggregate principal amount of February 2018 Notes issued pursuant to the exercise of the underwriters’ overallotment option to purchase additional February 2018 Notes.

In connection with the offering of the February 2018 Notes, the Company has entered into privately negotiated convertible note hedge transactions with RBC Capital Markets and Wells Fargo Securities. The convertible note hedge transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that will initially underlie the February 2018 Notes, and are intended to reduce the dilutive impact of the conversion feature of the February 2018 Notes on the Company’s outstanding shares of common stock. The Company has also entered into privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of the Company’s common stock. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of the Company’s common stock exceeds the applicable strike price of the warrants on any expiration date of the warrants.

Series 2012 Notes Exchange

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provide for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provides for a cash payment for the Series 2012 Notes being repurchased. The Company issued a total of approximately 20.3 million shares of its common stock and paid an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements.

Paradigm Spine

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, LLC, under which it made available to Paradigm up to $75 million to be used by Paradigm to refinance its existing credit facility and expand its domestic commercial operations. A portion of the amount available under the agreement in an aggregate principal amount equal to $50 million, net of fees, was funded at the close of the transaction. In the event that certain specified sales and other milestones occur before December 31, 2014, the Company will fund Paradigm between an additional $6.25 million and $12.5 million, at Paradigm’s discretion. In the event that additional specified sales and other milestones occur before June 30, 2015, the Company will fund up to an additional $12.5 million also at Paradigm’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the eleventh interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm has achieved the first milestone and the additional loan amount is provided to Paradigm, the loans will mature on August 14, 2019. Paradigm may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm and its domestic subsidiaries and, initially, certain assets of Paradigm’s German subsidiaries.

22. Quarterly Financial Data (Unaudited)

	2013 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$110,143	$97,314	$143,617	$91,847
Net income	$61,092	$56,225	$93,742	$53,471
Net income per basic share	$0.44	$0.40	$0.67	$0.38
Net income per diluted share	$0.39	$0.36	$0.62	$0.36

	2012 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$86,046	$85,231	$125,904	$77,344
Net income	$49,408	$48,575	$73,502	$40,184
Net income per basic share	$0.35	$0.35	$0.53	$0.29
Net income per diluted share	$0.34	$0.32	$0.52	$0.29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2014

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

PDL, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We evaluated the effectiveness of our internal controls over financial reporting under the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2013.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited PDL BioPharma, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PDL BioPharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PDL BioPharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDL BioPharma, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of PDL BioPharma, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2014

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM  10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Amended and Restated Bylaws effective June 4, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 10, 2009)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

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

4.7
Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.8
Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.9#	Second Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 28, 2014

10.1*	1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.2*	1999 Nonstatutory Stock Option Plan, as amended through February 20, 2003 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.3*	Form of Notice of Grant of Stock Option under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 14, 2002)

10.4*	Form of Stock Option Agreement (incentive stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.5*	Form of Stock Option Agreement (nonstatutory stock options) under the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.6*	Form of Notice of Grant of Stock Option under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

10.7*	Form of Stock Option Agreement under the 1999 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.8*	2002 Outside Directors Stock Option Plan, as amended June 8, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed June 14, 2005)

10.9*	Form of Nonqualified Stock Option Agreement under the 2002 Outside Directors Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q/A filed November 14, 2007)

10.10*	Amended and Restated 2005 Equity Incentive Plan effective June 4, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 31, 2009)

10.11*	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.12*	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed August 9, 2006)

10.13*	Form of Notice of Grant of Restricted Stock Award under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 9, 2006)

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

10.17
Tax Sharing and Indemnification Agreement, dated December 18, 2008, between the Company and Facet Biotech Corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 23, 2008)

10.18
Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 25, 1998 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q filed November 16, 1998)†

10.19
Amendment No. 1 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed
March 8, 2004)†

10.20
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009)

10.21
Amendment No. 1 to the Herceptin® License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

10.22	Patent License Agreement, dated July 17, 1997, between the Company and MedImmune Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 24, 2011)†

10.23
Patent License Agreement, dated April 24, 1998, between the Company and Elan International Services Ltd. (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009) †

10.24*	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

10.25
Purchase and Sale Agreement, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 6, 2009)

10.26
Pledge and Security Agreement, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 6, 2009)

10.27	Bill of Sale, dated November 2, 2009, between PDL and wholly-owned subsidiary QHP Royalty Sub LLC (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed November 6, 2009)

10.28	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.29
Amended and Restated Patent Licensing master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.30
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.31
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.75% Convertible Subordinated Notes due 2023 (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed August 5, 2010)

10.32
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 27, 2010)

10.33
Form of Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 27, 2010)

10.34
Form of Exchange and Purchase Agreement between the Company and certain holders of the Company’s 2.00% Convertible Senior Notes due 2012 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 27, 2010)

10.35*	Offer Letter between the Company and Caroline Krumel, dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 25, 2011)

10.36*	Company 2011 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2011)

10.37*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.38*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.39*	2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 29, 2011)

10.40*	Separation Agreement between the Company and Christine Larson, dated December 9, 2011 (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed February 23, 2012)

10.41*	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed February 23, 2012)

10.42*	2012 Annual Bonus Plan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed February 23, 2012)

10.43
Form of Exchange Agreement between the Company and certain holders of the Company's 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.44	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.45*	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

10.46	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 2, 2012)†

10.47	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incoporporated by reference to Exhibit 10.49 to Annual Report on March 1, 2013)†

10.48	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on March 1, 2013)†

10.49*	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012 (incorporated by reference to Exhibit 10.51 to Annual Report on March 1, 2013)

10.50*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

10.51*	2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.52*	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.53*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.54	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.55
Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 6, 2013)†

10.56#	Form of Credit Agreement between the Company and certain borrowers

10.57
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 30, 2013)

10.58#	Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013†

12.1#	Ratio of Earnings to Fixed Charges

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
  _________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

†
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

+
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC. ( REGISTRANT)

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
(John P. McLaughlin)

/S/ PETER S. GARCIA	Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
(Peter S. Garcia)

/S/ DAVID MONTEZ	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
(David Montez)

/S/ JODY S. LINDELL	Director	March 3, 2014
(Jody S. Lindell)

/S/ PAUL W. SANDMAN	Director	March 3, 2014
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	March 3, 2014
(Harold E. Selick)