Form 10-Q
period 2014-03-31
PDL BIOPHARMA, INC.
filed 2014-05-12
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 29, 2014, there were 160,594,818 shares of the Registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2014 Form 10-Q

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
Biogen Idec	Biogen Idec, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depomed	Depomed, Inc.
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V. and Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, and Kadcyla®
Hyperion	Hyperion Catalysis International, Inc.
kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
Paradigm Spine	Paradigm Spine, LLC
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.

SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
Settlement Agreement	Settlement Agreement amongst PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
Term Loan	Credit agreement among PDL, the Royal Bank of Canada and lenders thereto, dated October 28, 2013
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Royalties	$139,664	$91,847
Total revenues	139,664	91,847

Operating expenses:
Cost of royalty revenues (amortization of intangible assets)	11,931	—
General and administrative	4,582	7,186
Total operating expenses	16,513	7,186
Operating income	123,151	84,661

Non-operating expense, net
Interest and other income, net	9,121	3,838
Interest expense	(10,525)	(6,000)
Loss on extinguishment of debt	(6,143)	—
Total non-operating expense, net	(7,547)	(2,162)

Income before income taxes	115,604	82,499
Income tax expense	42,721	29,028
Net income	$72,883	$53,471

Net income per share
Basic	$0.48	$0.38
Diluted	$0.44	$0.36

Weighted average shares outstanding
Basic	151,198	139,816
Diluted	164,571	149,101

Cash dividends declared per common share	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$72,883	$53,471

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(1,092)	(3)
Adjustment for net (gains) losses realized and included in net income, net of tax	—	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(1,092)	(3)
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	67	3,567
Adjustment for net (gains) losses realized and included in net income, net of tax	728	1,247
Total change in unrealized losses on cash flow hedges, net of tax(b)	795	4,814
Total other comprehensive income (loss), net of tax	(297)	4,811
Comprehensive income	$72,586	$58,282
 ______________________________________________
(a) Net of tax of ($588) and ($2) for the three months ended March 31, 2014 and 2013, respectively.
(b) Net of tax of $428 and $2,592 for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$334,035	$94,302
Short-term investments	3,558	5,238
Receivables from licensees and other	11,650	300
Deferred tax assets	2,053	377
Notes receivable	1,200	1,208
Prepaid and other current assets	3,104	6,272
Total current assets	355,600	107,697

Property and equipment, net	35	41
Notes and other receivables, long-term	247,200	193,840
Long-term deferred tax assets	17,369	6,700
Other assets	8,629	—
Intangible assets	223,746	235,677
Total assets	$852,579	$543,955

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$410	$287
Accrued liabilities	87,030	11,857
Accrued income taxes	5,335	—
Term loan payable	55,921	74,397
Convertible notes payable	196,275	320,883
Total current liabilities	344,971	407,424

Convertible notes payable	270,944	—
Other long-term liabilities	34,450	23,042
Total liabilities	650,365	430,466

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 160,228 and 139,935 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	1,602	1,399
Additional paid-in capital	(121,011)	(233,173)
Accumulated other comprehensive loss	(5,185)	(4,888)
Retained earnings	326,808	350,151
Total stockholders' equity	202,214	113,489
Total liabilities and stockholders' equity	$852,579	$543,955
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$72,883	$53,471
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	4,817	3,251
Amortization of intangible assets	11,931	—
Loss on extinguishment of convertible notes	6,143	—
Other amortization, depreciation and accretion of embedded derivative	(45)	50
Hedge ineffectiveness on foreign exchange contracts	(2)	(3)
Stock-based compensation expense	194	156
Deferred income taxes	(1,012)	(276)
Changes in assets and liabilities:
Receivables from licensees and other	(11,350)	216
Prepaid and other current assets	844	(479)
Accrued interest on notes receivable	(3,284)	(2,490)
Other assets	—	—
Accounts payable	123	(570)
Accrued liabilities	2,682	(669)
Accrued income taxes	5,335	—
Other long-term liabilities	2,520	198
Net cash provided by operating activities	91,779	52,855
Cash flows from investing activities
Maturities of investments	—	12,405
Issuance of notes receivable	(50,000)	(2,579)
Repayment of notes receivable	—	9,279
Net cash provided by/(used in) investing activities	(50,000)	19,105
Cash flows from financing activities
Repurchase of convertible notes	(29,906)	—
Proceeds from the issuance of convertible notes, net	300,000	—
Payment of debt issuance costs	(9,824)	—
Purchase of call options	(30,951)	—
Proceeds from the issuance of warrants	11,427	—
Repayment of term loan	(18,750)	—
Cash dividends paid	(24,042)	(20,980)
Net cash provided by/(used in) financing activities	197,954	(20,980)
Net increase in cash and cash equivalents	239,733	50,980
Cash and cash equivalents at beginning of the period	94,302	131,212
Cash and cash equivalents at end of period	$334,035	$182,192

Supplemental cash flow information
Cash paid for income taxes	$34,000	$28,000
Cash paid for interest (including convertible debt inducement)	$5,454	$2,588
Stock issued to settle debt	$157,591	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2013, has been derived from the audited Consolidated Financial Statements at that date.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements are prepared in accordance with GAAP and the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at amortized cost, net of unamortized origination fees, if any. Related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to interest income using the interest method.

Customer Concentration

The percentage of total revenue recognized, which individually accounted for ten percent or more of our total revenues, was as follows:

		Three Months Ended March 31,
Licensee	Product Name	2014	2013
Genentech	Avastin®	29%	36%
	Herceptin®	27%	33%
	Lucentis®	12%	13%

Biogen Idec[1]	Tysabri®	9%	14%

Depomed	Glumetza®	17%	0%
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

At the inception of each hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ equity as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in interests and other income, net in the period the ineffectiveness occurs.

2. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share:	2014	2013
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$72,883	$53,471
Add back interest expense for convertible notes, net of estimated tax of approximately $0 and $3 for the three months ended March 31, 2014 and 2013, respectively	—	6
Net income used to compute net income per diluted share	$72,883	$53,477

Denominator
Weighted-average shares used to compute net income per basic share	151,198	139,816
Restricted stock outstanding	68	61
Effect of dilutive stock options	21	18
Assumed conversion of Series 2012 Notes	6,903	6,688
Assumed conversion of May 2015 Notes	6,381	2,345
Assumed conversion of February 2015 Notes	—	173
Weighted-average shares used to compute net income per diluted share	164,571	149,101

Net income per basic share	$0.48	$0.38
Net income per diluted share	$0.44	$0.36

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalents shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, our February 2018 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and the February 2015 Notes were retired, and in the first quarter of 2014, $131.7 million aggregate principal of our Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements.

In May 2011, we issued our May 2015 Notes, in January and February 2012, we issued our Series 2012 Notes, and in February 2014, we issued our February 2018 Notes. The February 2018 Notes, Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted average share adjustments related to our February 2018 Notes, Series 2012 Notes and May 2015 Notes, shown in the table above, include the shares issuable in respect of such excess.

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculations of net income per diluted share 21.5 million and 20.0 million shares for the three months ended March 31, 2014 and 2013, respectively, for warrants issued in 2011, because conversion of the underlying May 2015 Notes is not assumed. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 25.3 million and 23.5 million shares were excluded from our calculations of net income per diluted share for the three months ended March 31, 2014 and 2013, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 10.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three months ended March 31, 2014 for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three months ended March 31, 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 10.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended March 31, 2014, we excluded approximately 115,000 shares underlying outstanding stock options calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
(In thousands)
Financial assets:
Money market funds	$165,051	$—	$165,051	$85,970	$—	$85,970
Corporate securities	—	3,558	3,558	—	5,238	5,238
Total	$165,051	$3,558	$168,609	$85,970	$5,238	$91,208

Financial liabilities:
Foreign currency hedge contracts	$—	$7,646	$7,646	$—	$8,871	$8,871

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

There have been no transfers between levels during the three months ended March 31, 2014, and December 31, 2013. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2014			December 31, 2013
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,194	$47,694	$—	$46,042
Hyperion	1,200	—	1,200	1,195	—	1,195
AxoGen note receivable and embedded derivative	27,673	—	26,361	26,544	—	25,785
Avinger note receivable	20,336	—	20,155	20,250	—	19,061
LENSAR note receivable	39,581	—	40,000	39,572	—	39,572
Durata note receivable	25,000	—	25,000	24,995	—	24,995
Direct Flow Medical note receivable	34,926	—	35,859	34,799	—	34,799
Paradigm Spine note receivable	49,493	—	49,493	—	—	—
Total	$248,400	$—	$250,262	$195,049	$—	$191,449

Liabilities:
Series 2012 Notes	$46,761	$74,701	$—	$172,630	$277,650	$—
May 2015 Notes	149,514	212,529	—	148,253	212,304	—
February 2018 Notes	270,944	318,135	—	—	—	—
Term loan	55,921	56,250	—	74,397	75,000	—
Total	$523,140	$661,615	$—	$395,280	$564,954	$—

As of March 31, 2014, the estimated fair value of our Paradigm Spine note receivable, as of March 31, 2014 and December 31, 2013, the estimated fair values of our Wellstat Diagnostics note receivable, Hyperion note receivable, AxoGen note receivable and derivative, Avinger note receivable, LENSAR note receivable, Durata note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. In all cases, the undiscounted expected future cash flows exceed the related carrying value.

When deemed necessary we engage a third party valuation expert to evaluate our investments and the related inputs needed for us to estimate the fair value of certain investments. We determined our notes receivable assets are Level 3 assets as our valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, we considered forward looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The carrying value and estimated fair value of the AxoGen note include the value of a change of control embedded derivative valued at $1.1 million and $1.1 million at March 31, 2014, and December 31, 2013, respectively. We utilized discounted cash flows and probability analysis to estimate the fair value of the embedded derivative.

The Wellstat Diagnostics note is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On March 31, 2014, the discounted cash flow was based upon expected income from estimated sales over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA. On December 31, 2013, the estimated fair value of Wellstat Diagnostics was determined by using a discounted cash flow that was based upon expected income from estimated sales through December 31, 2016.

On March 31, 2014, the carrying value of the Avinger note approximates its fair value. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 19.5%, estimates of Avinger's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to Avinger, current measures associated with high yield and Standard & Poor's Leveraged Commentary & Data indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of March 31, 2014, and December 31, 2013, we had invested our excess cash balances primarily in money market funds, and a corporate security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
March 31, 2014
Cash	$168,984	$—	$—	$168,984	$168,984	$—
Money market funds	165,051	—	—	165,051	165,051	—
Corporate securities	3,500	58	—	3,558	—	3,558
Total	$337,535	$58	$—	$337,593	$334,035	$3,558

December 31, 2013
Cash	$8,332	$—	$—	$8,332	$8,332	$—
Money market funds	85,970	—	—	85,970	85,970	—
Corporate securities	3,500	1,738	—	5,238	—	5,238
Total	$97,802	$1,738	$—	$99,540	$94,302	$5,238

No gains or losses on sales of available-for-sale securities were recognized for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, and December 31, 2013, all available-for-sale debt securities have contractual maturities of less than one year.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of March 31, 2014, and December 31, 2013, all outstanding Euro forward contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2014.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			March 31, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.240	Sell Euro	$10,850	$(1,197)	$10,850	$(1,207)
Euro	1.270	Sell Euro	44,450	(3,710)	44,450	(3,760)
Euro	1.281	Sell Euro	36,814	(2,739)	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$92,114	$(7,646)	$111,614	$(8,871)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	March 31, 2014	December 31, 2013
(In thousands)
Euro contracts	Accrued liabilities	$7,646	$7,355
Euro contracts	Other long-term liabilities	$—	$1,516

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended
	March 31,
	2014	2013
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$67	$3,568
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(728)	$(1,247)
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$2	$3
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($2) and ($3) for the three months ended March 31, 2014 and 2013, respectively. Net loss from restructuring hedges was zero for the three months ended March 31, 2014 and 2013.

6. Notes Receivable and Other Long-term Receivables

Notes receivable and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

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

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the three months ended March 31, 2014.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

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

At March 31, 2014, and December 31, 2013, the carrying value of the note was included in non-current assets.

As of March 31, 2014, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostic's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of March 31, 2014, the carrying value of all amounts advanced to Wellstat Diagnostics including accrued interest was $50.2 million, which was recorded in notes receivable. As of March 31, 2014, the maximum loss exposure was $50.2 million.

We believe that Wellstat Diagnostics does not currently have sufficient capital to execute its business plan.  Wellstat Diagnostics is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Wellstat Diagnostics's financial viability, we may recognize an impairment in a future period. The Company completed an impairment analysis for the quarter ended March 31, 2014. The estimated fair value of the collateral was determined to be approximately $52.2 million. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion did not make its scheduled payment on March 5, 2014. The Company completed an impairment analysis for the quarter ended March 31, 2013. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of March 31, 2014.

AxoGen Note Receivable and Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.3 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.1 million and $1.1 million as of March 31, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized approximately $0.1 million and zero related to the change in the estimated fair value of embedded derivative during the three month periods ended March 31, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

During the term of the Royalty Agreement, the Company is entitled to designate an individual to be a member of AxoGen's board of directors. The Company has exercised this right and on October 5, 2012, upon the close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of March 31, 2014, the shares were valued at $3.6 million, which results in an unrealized gain of $0.1 million and is recorded in other comprehensive income.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. Upon the attainment by Avinger of a certain revenue milestone to be accomplished no later than the end of the first half of 2014, the Company will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum, and any future outstanding borrowings as a result of an additional amount funded upon reaching the revenue milestone will bear interest at the rate of 14% per annum.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by the Company at the close of the transaction. Upon attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30,

2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

Principal repayment will commence on the thirteenth interest payment date or December 31, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by all of the assets of LENSAR.

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon marketing approval of dalbavancin in the United States, to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Durata an additional $15 million (tranche two). Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 12.75%.

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

Direct Flow Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Direct Flow Medical an additional $15.0 million, net of fees. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 13.5%. Principal repayment will commence on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment of specified sales and other milestones before December 31, 2014, the Company will fund Paradigm Spine between an additional $6.25 million and $12.5 million, at Paradigm Spine’s discretion. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company will fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm Spine has achieved the first milestone and the additional loan amount is provided to Paradigm, the loans will mature on August 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

For carrying value and fair value information related to our notes receivable and other long-term receivables, see Note 3.

7. Intangible Assets

Depomed Royalty Purchase and Sales Agreement

On October 18, 2013, PDL entered into a royalty purchase and sale agreement with Depomed and Depo DR Sub, LLC, a wholly owned subsidiary of Depomed, whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total arrangement consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

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

This transaction has been accounted for as the acquisition of intangible assets. An income approach was used for the purpose of allocating the purchase price based on the relative fair value of each intangible asset and in the determination of the useful life of each intangible asset. The intangible assets have finite lives ranging from three to nine years and will be amortized to cost of royalty revenues over the related periods. During the fourth quarter of 2013, we began receiving royalty revenues related to Glumetza and commenced amortization of the initial carrying value of the related intangible asset of $164.5 million. During the first quarter of 2014, we began receiving royalty revenues related to Janumet XR and commenced amortization of the initial carrying value of the related intangible asset of $3.7 million. The intangible assets related to the other licensed products with a carrying value of $73.1 million and $76.8 million were not being amortized as of March 31, 2014, and December 31, 2013, as no revenues were recognized related to those intangible assets in 2013 and 2014. We will commence amortization of those intangible assets when the Company receives royalty revenues related to sales of the related products.

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

As of March 31, 2014, and December 31, 2013, the carrying value of the intangible assets acquired in our consolidated balance sheet was approximately $223.7 million and $235.7 million, respectively. As of March 31, 2014, the maximum loss exposure was $223.7 million.

The following table summarizes the components of gross and net intangible assets balances as of March 31, 2014, and December 31, 2013:

	March 31, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived intangible assets	$241,314	$(17,568)	$223,746	$241,314	$(5,637)	$235,677

As of March 31, 2014, the remaining weighted-average amortization period for acquired intangible asset is 7.8 years. The expected annual amortization expense related to the acquired intangible assets is as follows, (in thousands):

2014 (remaining nine months)	$25,202
2015	44,235
2016	32,661
2017	18,726
2018	17,798
Thereafter	85,124
Total	$223,746

As of March 31, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity since the equity in Depo DR Sub was not sufficient to finance its operations without additional financing. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

PDL is currently engaged in ongoing discussions with the SEC staff after receiving a comment letter to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that requested additional information about the Company’s accounting for the royalty purchase and sale agreement with Depomed. The Company currently classifies the asset as an intangible asset and is being asked to support its position and explain why it is not a financial asset. If the SEC or its staff do not agree with our conclusions, we may revise our accounting for the Depomed transaction, either prospectively or retrospectively. While we do not believe that any potential revision would result in a material impact on our financial statements we can give no assurance as such until we receive final clearance on our SEC comment letter, which is expected prior to our next 10-Q filing.

8. Accrued Liabilities

	March 31, 2014	December 31, 2013
(In thousands)
Compensation	$1,314	$768
Interest	4,175	2,925
Foreign currency hedge	7,646	7,355
Dividend payable	72,243	59
Legal	814	324
Other	838	426
Total	$87,030	$11,857

9. Commitments and Contingencies

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $87.4 million. In April 2010, Abbot Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

10. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2014	2014	2013
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$48,311	$46,761	$172,630
May 2015 Notes	May 1, 2015	$155,250	149,514	148,253
February 2018 Notes	February 1, 2018	$300,000	270,944	—
Term loan	October 28, 2014	$56,250	55,921	74,397
Total			$523,140	$395,280

As of March 31, 2014, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of our February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of our February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding. On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2012 Notes, a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to a inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Principal amount of the Series 2012 Notes	$48,311	$180,000
Unamortized discount of liability component	(1,550)	(7,370)
Total	$46,761	$172,630

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Contractual coupon interest	$761	$1,287
Amortization of debt issuance costs	870	284
Amortization of debt discount	980	1,487
Total	$2,611	$3,058

As of March 31, 2014, our Series 2012 Notes are convertible into 185.777 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.38 per common share, subject to further adjustment upon certain events including dividend payments. As of March 31, 2014, the remaining discount amortization period was 0.9 years.

Our common stock exceeded the conversion threshold price of $7.12 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2013; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended March 31, 2014. Our common stock price exceeded the conversion threshold price of $7.00 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2014; accordingly, the Series 2012

Notes are convertible at the option of the holder during the quarter ending June 30, 2014. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the quarter ended March 31, 2014. At March 31, 2014, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $26.3 million.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2014, the remaining discount amortization period is 1.1 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(5,736)	(6,997)
Total	$149,514	$148,253

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Contractual coupon interest	$1,455	$1,455
Amortization of debt issuance costs	315	304
Amortization of debt discount	1,261	1,173
Total	$3,031	$2,932

As of March 31, 2014, our May 2015 Notes are convertible into 162.7280 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.15 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock exceeded the conversion threshold price of $8.13 for at least 20 days during the 30 consecutive trading days ended December 31, 2013; accordingly, the May 2015 Notes were not convertible at the option of the holder during the quarter ended March 31, 2014. Our common stock price did not exceed the conversion threshold price of $7.99 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2014; accordingly, the May 2015 Notes are not convertible at the option of the holder during the quarter ending June 30, 2014. At March 31, 2014, the if-converted value of our May 2015 exceeded their principal amount by approximately $54.7 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 25.3 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants on the date of conversion, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.15 and $7.23, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.15, but below $7.23, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.23, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.23. For example, a 10% increase in the share price above $7.23 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

Our February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day;

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after August 1, 2017.

The initial conversion rate for the February 2018 Notes is 109.1048 shares of Company common stock per $1,000 principal amount of February 2018 Notes, which is equivalent to an initial conversion price of approximately $9.17 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will be required to pay cash and, if applicable, deliver shares of Company common stock as described in the Indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0% which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2014, the remaining discount amortization period is 3.8 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	March 31, 2014
Principal amount of the February 2018 Notes	$300,000
Unamortized discount of liability component	(29,056)
Total	$270,944

Interest expense for our February 2018 Notes on the Condensed Consolidated Statements of Income was as follows:

Three Months Ended
March 31,
(In thousands)	2014
Contractual coupon interest	$1,571
Amortization of debt issuance costs	222
Amortization of debt discount	671
Total	$2,464

As of March 31, 2014, our February 2018 Notes are not convertible. At March 31, 2014, the if-converted value of our February 2018 Notes was less than the principal amount by approximately $28.0 million.

Purchased Call Options and Warrants

In connection with the issuance of our February 2018 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in our February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our February 2018 Notes, approximately 32.7 million shares of our common stock. We may exercise the purchased call options upon conversion of our February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of our February 2018 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie our February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. We received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike prices are subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The initial Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of March 31, 2014, the interest rate was 2.24%. Interest and the remaining principal payments associated with the Term Loan are due on the interest payment dates of April 30 and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the Term Loan, except as otherwise provided. The Company’s obligations under the Term Loan are secured by a lien on a substantial portion of the Company's assets.

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

11. Other Long-Term Liabilities

	March 31,	December 31,
	2014	2013
(In thousands)
Accrued lease liability	$10,700	$10,700
Uncertain tax positions	13,346	10,826
Long-term deferred tax liabilities	10,404	—
Foreign currency hedge	—	1,516
Total	$34,450	$23,042

12. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the 2013 Form 10-K.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2014:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2013	4,478	172	$16.52	114	$7.45
Granted	(36)	—		36	$8.40
Balance at March 31, 2014	4,442	172	$16.52	150	$7.68

13. Cash Dividends

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

In connection with the March 12, 2014, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	185.777	$5.38	March 3, 2014
May 2015 Notes	162.7280	$6.15	March 3, 2014

14. Income Taxes

For the three months ended March 31, 2014, and 2013, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

The uncertain tax position increased during the quarter ended March 31, 2014 by $2.4 million from the estimated state tax liability as a result of increased revenues. We expect to release tax liabilities related to uncertain tax positions related to federal tax credits taken on the 2009 income tax return in the third quarter of 2014 of approximately $6.5 million, and during the fourth quarter of 2014 of approximately $3.9 million, which will result in a reduction to income tax expense.

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

15. Accumulated Other Comprehensive Income (Loss)

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2013	$1,129	$(6,017)	$(4,888)
Activity for the three months ended March 31, 2014	(1,092)	795	(297)
Ending Balance at March 31, 2014	$37	$(5,222)	$(5,185)

16. Subsequent Event

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo. (formerly known as Intelliject, Inc.), pursuant to which the Company acquired $150 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100 percent of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in Accel 300, LLC.

The secured notes bear interest at 13 percent per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is March 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

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

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL continues to pursue this strategic initiative for which it has already committed approximately $700 million to date. PDL is focused on the quality of the income generating assets and potential returns on investment.

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

Recent Developments

Genentech / Roche Settlement Agreement

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex- U.S. based Manufactured and Sales licensed products. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. On March 12, 2014, we paid the regular quarterly dividend to our stockholders totaling $24.0 million using earnings generated in the three months ended March 31, 2014.

February 2018 Notes

On February 6, 2014, the Company agreed to sell $260.9 million aggregate principal amount of its 4.00% Convertible Senior Notes due February 1, 2018, in an underwritten public offering. The conversion rate of the February 2018 Notes was initially set at 109.1048 shares of common stock per $1,000 principal amount of the February 2018 Notes equivalent to an initial conversion price of approximately $9.17 per share of common stock. The conversion rate, subject to increase under certain circumstances, will not be increased in respect of regular quarterly cash dividends paid by us that do not exceed $0.15 per share.

On February 12, 2014, the Company issued $300 million aggregate principal amount of February 2018 Notes, which included $39.1 million aggregate principal amount of February 2018 Notes issued pursuant to the exercise of the underwriters’ overallotment option to purchase additional 2018 Notes. In connection with the offering of the February 2018 Notes, PDL entered into privately negotiated convertible note hedge transactions with affiliates of RBC Capital Markets, LLC and Wells Fargo Securities, LLC (hedge counterparties) and privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of PDL’s common stock.

Series 2012 Notes Exchange

On February 6, 2014, the Company entered into separate, privately negotiated exchange agreements and purchase agreements under which it retired $131.7 million in aggregate principal of the Company’s outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million The Company issued a total of 20.3 million shares of its common stock with a fair value of approximately $157.6 million and paid an aggregate cash payment of approximately $34.2 million pursuant to the exchange and repurchase agreements.

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, under which it made available to Paradigm up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment of specified sales and other milestones before December 31, 2014, the Company will fund Paradigm Spine between an additional $6.25 million and $12.5 million, at Paradigm Spine’s discretion. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company will fund Paradigm

Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm Spine has achieved the first milestone and the additional loan amount is provided to Paradigm Spine, the loans will mature on August 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

Subsequent Event

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo. (formerly known as Intelliject, Inc.), pursuant to which the Company acquired $150 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300, LLC and U.S. Bank, National Association, as trustee, and are secured by 100 percent of royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in the Accel 300, LLC.

The secured notes bear interest at 13 percent per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is March 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

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

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. We receive royalties on net sales of products that are made, used and/or sold prior to patent expiry. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty rate based upon our licensees’ net sales of covered antibodies. Before August 15, 2013, we were entitled to a tiered royalty from one of our licensees, Genentech, based upon the net sales of covered antibodies. After August 15, 2013, all of the royalties received from Genentech have been based upon a flat-rate. We also expect to receive annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue and we expect this trend will continue through the expiration of the Queen et al. patents.

Our total revenues from licensees under our Queen et al. patents were $116.0 million and $91.8 million for the three months ended March 31, 2014 and 2013, respectively.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2014, we received royalties on sales of the nine humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri®

Chugai	Actemra®

Roche	Gazyva™
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

On January 31, 2014, we entered into a Settlement Agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of all its licensed products, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S.-based Manufacturing and Sales licensed products. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. Genentech will pay these royalties on all worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. With respect to Lucentis, Genentech will owe no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S. sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Based upon the flat royalty rate of 2.125 percent being retroactive to August 15, 2013, we received a one-time payment of net royalties due under the Settlement Agreement of $5.0 million, which was recognized as royalty revenue in the first quarter of 2014.

Until the August 15, 2013, effective date of the above Settlement Agreement, our license agreement with Genentech entitled us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. Our master patent license agreement with Genentech provided for a tiered royalty structure under which the royalty rate Genentech paid on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates, prior to August 15, 2013, are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we received from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter were higher than the average royalty rates for following quarters. The average royalty rates for payments we received from Genentech were generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. As a result of the Settlement Agreement, the royalty rate of 2.125 percent will be consistent across all reporting periods in 2014. In 2013, the blended rate for the full year of royalties from Genentech Products was approximately 1.9%.

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
On September 20, 2013, Japan approved it for the same indication. PDL began receiving royalties in the second quarter of 2013 for the sales that occurred in the first quarter of 2013. Because Kadcyla is an antibody drug conjugate, i.e., made up of the antibody, trastuzumab, and the chemotherapy, DM1, joined together using a stable linker, it is a “combination product” under the terms of the license agreement and PDL will not receive royalties on that portion of the sales of the drug attributable to the DM1. Also on November 20, 2013, Genentech/Roche announced EU approval for the treatment of adults with HER2-positive, inoperable locally advanced or metastatic breast cancer who previously received Herceptin and a taxane, separately or in combination.

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

Critical Accounting Policies and Uses of Estimates

During the three months ended March 31, 2014, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Operating Results

Three months ended March 31, 2014, compared to three months ended March 31, 2013

Revenues

	Three Months Ended		Change from Prior
	March 31,
	2014	2013	Year %
(Dollars in thousands)
Revenues
Royalties	$139,664	$91,847	52%
Total revenues	$139,664	$91,847	52%

Total royalty revenues were $139.7 million and $91.8 million for the three months ended March 31, 2014, and 2013, respectively. During the three months ended March 31, 2014, and 2013, our royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents, and during the three months ended March 31, 2014, royalty revenues also included $23.6 million in royalties associated with the royalties from U.S. sales of Glumetza and Janumet XR from our Depomed royalty purchase agreement. Royalty revenue is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Royalty revenues increased 52% for the three months ended March 31, 2014, when compared to the same period in 2013. The growth is primarily driven by increased royalties in the first quarter of 2014 related to sales of Avastin, Herceptin, Xolair,

Perjeta, Kadcyla and Actemra by our licensees, along with a higher fixed royalty rate in 2014 over the blended fixed and tiered 2013 rate, the addition of the royalty payments from PDL's purchase of Depomed's diabetes-related royalties, and a $5.0 million retroactive payment from Genentech related to our settlement agreement.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three months ended March 31, 2014, and 2013:

		Three Months Ended
		March 31,
Licensee	Product Name	2014	2013
Genentech	Avastin	29%	36%
	Herceptin	27%	33%
	Lucentis	12%	13%

Biogen Idec[1]	Tysabri	9%	14%

Depomed	Glumetza	17%	—%
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

For the three months ended March 31, 2014 and 2013, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended March 31, 2014, and 2013, as a result of our Euro forward contracts, we recognized $1.1 million and $1.9 million as reductions in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
	2014	2013	Year %
(In thousands)
Cost of royalty revenues (amortization of intangible assets)	$11,931	$—	N/M
Percentage of total revenues	9%	0%

General and administrative	$4,582	$7,186	(36)%
Percentage of total revenues	3%	8%

Total operating expenses	$16,513	$7,186	130%
Percentage of total revenues	12%	8%
______________________________
N/M = Not meaningful

The increase in operating expenses was a result of the of cost of royalty revenues of $11.9 million in the first quarter of 2014 related to the amortization of the intangible assets acquired as part of the Royalty Purchase Agreement with Depomed, an increase in general and administrative expenses of $0.3 million for professional services mostly related to the acquisition of other income related assets and $0.3 million for compensation, partially offset by a decrease in general and administrative expenses of $3.2 million related to legal expenses mostly related to litigation.

Non-operating Expense, Net

Non-operating expense, net, increased, in part, by the loss on extinguishment of debt related to the Series 2012 Note partial extinguishment and the interest expense on the new February 2018 Notes, partially offset by increased interest income from our notes receivable. The approximate $5.3 million increase in interest income to $9.1 million is a result of the increase in debt financings to late stage healthcare companies as part of our strategy to acquire income generating assets. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2014 and 2013, was $42.7 million and $29.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The increase in tax expense is primarily attributable to an increase in the Company's income before income taxes.

The uncertain tax position increased during the quarter ended March 31, 2014 by $2.4 million from the estimated state tax liability as a result of increased revenues. We expect to release tax liabilities for uncertain tax positions related to federal tax credits taken on the 2009 income tax return in the third quarter of 2014 of approximately $6.5 million, and during the fourth quarter of 2014 of approximately $3.9 million, which will result in a reduction to income tax expense.

Net Income per Share

Net income per share for the three months ended March 31, 2014, and 2013, is presented below:

	Three Months Ended
	March 31,
	2014	2013
Net income per basic share	$0.48	$0.38
Net income per diluted share	$0.44	$0.36

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

We had cash, cash equivalents and investments in the aggregate of $337.6 million and $99.5 million at March 31, 2014, and December 31, 2013, respectively. The increase was primarily attributable to net cash provided by the proceeds from the issuance of the February 2018 Notes of $300.0 million, proceeds from the issuance of warrants of $11.4 million, and operating activities of $91.8 million, offset in part by cash advanced on notes receivable of $50.0 million, purchase of call options of $31.0 million, repurchase of a portion of the Series 2012 Notes of $29.9 million, payment of dividends of $24.0 million, repayment of a portion of the term loan of $18.8 million, and payment of debt issuance costs related to the February 2018 Note issuance of $9.8 million. We believe that cash from future royalty revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. Although the last of our Queen et al. patents expire in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses. We do not expect to receive any meaningful royalty revenue from our Queen et al. patents beyond the first quarter of 2016.

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

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and the borrowers amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

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

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period, ending on June 28, 2013, the Company agreed to forbear in its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the three months ended March 31, 2014.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill its obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL will continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics are required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement continues to have an ultimate maturity date of December 31, 2021 (but may mature earlier upon certain specified events).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of interest and other income, net. The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

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

At March 31, 2014, and December 31, 2013, the carrying value of the note was included in non-current assets.

As of March 31, 2014, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostic's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

We believe that Wellstat Diagnostics does not currently have sufficient capital to execute its business plan.  Wellstat Diagnostics is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Wellstat Diagnostics's financial viability, we may recognize an impairment in a future period. The Company completed an impairment analysis for the quarter ended March 31, 2014. The estimated fair value of the collateral was determined to be approximately $52.2 million. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion did not make its scheduled payment on March 5, 2014. The Company completed an impairment analysis for the quarter ended March 31, 2013. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of March 31, 2014.

AxoGen Note Receivable and Royalty Agreement

In October 2012, PDL entered into the Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.3 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.1 million and $1.1 million as of March 31, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized approximately $0.1 million and zero related to the change in the estimated fair value of the embedded derivative during the three month periods ended March 31, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the Royalty Agreement for a price applicable in a change of control.

During the term of the Royalty Agreement, the Company is entitled to designate an individual to be a member of AxoGen's board of directors. The Company has exercised this right and on October 5, 2012, upon the close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of March 31, 2014, the shares were valued at $3.6 million, which results in an unrealized gain of $0.1 million and is recorded in other comprehensive income.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, $20.0 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment by Avinger of a certain revenue milestone to be accomplished no later than the end of the first half of 2014, the Company will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum, and any future outstanding borrowings as a result of an additional amount funded upon reaching the revenue milestone will bear interest at the rate of 14% per annum.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by the Company at the close of the transaction. Upon attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

Principal repayment will commence on the thirteenth interest payment date or December 31, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by all of the assets of LENSAR.

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon marketing approval of dalbavancin in the United States, to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Durata an additional $15 million (tranche two). Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 12.75%.

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

Direct Flow Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone), the Company will fund Direct Flow Medical an additional $15.0 million, net of fees. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bear interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans will decrease to 13.5%. Principal repayment will commence on the twelfth interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, under which it made available to Paradigm up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment of specified sales and other milestones before December 31, 2014, the Company will fund Paradigm Spine between an additional $6.25 million and $12.5 million, at Paradigm Spine’s discretion. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company will fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019, or, if Paradigm Spine has achieved the first milestone and the additional loan amount is provided to Paradigm Spine, the loans will mature on August 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

Convertible Notes

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of our February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of our February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding. On February 6, 2014, the Company entered into exchange agreements and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2012 Notes, a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to a inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and

$29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

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

As of May 7, 2014, we have not received notices for the conversion of the Series 2012 Notes. If we do receive any conversion notices they would be net settled in cash and the excess, if any, will be settled in the Company's common stock. We do not expect the current capital market conditions and credit environment to create incentives for note holders to convert their notes, however, there can be no assurance that our holders will not request conversion. If the full $48.3 million in aggregate convertible debt was called for conversion prior to March 31, 2014, given our current cash and cash equivalents balance, we would have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. We may also consider restructuring our obligations under the convertible debt, or raising additional cash through sales of investments, assets or common stock, or from borrowings to fund this conversion.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2014, the remaining discount amortization period is 1.1 years.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 25.3 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants on the date of conversion, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.15 and $7.23, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.15, but below $7.23, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.23, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.23. For example, a 10% increase in the share price above $7.23 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price increases, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at March 31, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

Our February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day;

•	Upon the occurrence of specified corporate events as described further in the indenture; or

•	At any time on or after August 1, 2017.

The initial conversion rate for the February 2018 Notes is 109.1048 shares of Company common stock per $1,000 principal amount of February 2018 Notes, which is equivalent to an initial conversion price of approximately $9.17 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will be required to pay cash and, if applicable, deliver shares of Company common stock as described in the Indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0% which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February

2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2014, the remaining discount amortization period is 3.8 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	March 31, 2014
Principal amount of the February 2018 Notes	$300,000
Unamortized discount of liability component	(29,056)
Total	$270,944

Interest expense for our February 2018 Notes on the Condensed Consolidated Statements of Income was as follows:

Three Months Ended
March 31,
(In thousands)	2014
Contractual coupon interest	$1,571
Amortization of debt issuance costs	222
Amortization of debt discount	671
Total	$2,464

As of March 31, 2014, our February 2018 Notes are not convertible. At March 31, 2014, the if-converted value of our February 2018 Notes was less than the principal amount by approximately $28.0 million.

Purchased Call Options and Warrants

In connection with the issuance of our February 2018 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in our February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our February 2018 Notes, approximately 32.7 million shares of our common stock. We may exercise the purchased call options upon conversion of our February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of our February 2018 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie our February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. We received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike prices are subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The initial Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of March 31, 2014, the interest rate was 2.24%. Interest and the remaining principal payments associated with the Term Loan are due on the interest payment dates of April 30 and July 31 of 2014, with the remaining outstanding balance due on October 28, 2014.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the Term Loan, except as otherwise provided. The Company’s obligations under the Term Loan are secured by a lien on a substantial portion of the Company's assets.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loan

As of March 31, 2014, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes, Term Loan, Series 2012 Notes and May 2015 Notes, which in the aggregate totaled $559.8 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our February 2018 Notes, Term Loan, Series 2012 Notes and our May 2015 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings are available on favorable terms.

Notes Receivable and Other Long Term Receivables

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its currently marketed lumivascular catheter devices and in the development of Avinger's lumivascular atherectomy device. Of the $40.0 million available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. Upon the attainment of certain revenue milestones to be accomplished no later than the end of the first half of 2014, we will fund Avinger an additional amount between $10.0 million and $20.0 million (net of fees) at Avinger's election.

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by PDL at the close of the transaction. Upon the attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

On February 18, 2014, PDL entered into a credit agreement with Paradigm Spine, in which PDL will provide up to $75.0 million to Paradigm Spine. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was provided by the company at the close of the transaction. Upon the attainment of specified sales and other milestones to be accomplished no later than December 31, 2014, the Company will loan to Paradigm Spine an additional $12.5 million, net of fees. Upon the attainment of additional specified sales and other milestones to be accomplished no later than December 31, 2015, the Company will loan to Paradigm Spine an additional $12.5 million, net of fees.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $87.4 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013, related to this guarantee.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at March 31, 2014, and December 31, 2013:

Euro Forward Contracts			March 31, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.240	Sell Euro	$10,850	$(1,197)	$10,850	$(1,207)
Euro	1.270	Sell Euro	44,450	(3,710)	44,450	(3,760)
Euro	1.281	Sell Euro	36,814	(2,739)	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$92,114	$(7,646)	$111,614	$(8,871)

Interest Rate Risk

Our investment portfolio was approximately $168.6 million at March 31, 2014, and $91.2 million at December 31, 2013, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $605.4 million at March 31, 2014, and $490.0 million at December 31, 2013, based on available pricing information. At March 31, 2014, and December 31, 2013, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. At March 31, 2014, our convertible notes also consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Genentech / Roche Matter

Settlement Agreement

On January 31, 2014, we entered into a settlement agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

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

ITEM 1A.        RISK FACTORS

Except as set forth below, during the three months ended March 31, 2014, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We have not been and have no current intention to register as an "investment company" under the Investment Company Act of 1940, or the 40 Act, because we believe the nature of our assets and the sources of our income currently exclude us from the definition of an investment company pursuant to Sections (3)(a)(1)(A), (3)(a)(1)(C) under the 40 Act and Rule 270.3a-1 of Title 17 of the Code of Federal Regulations. Accordingly, we are not currently subject to the provisions of the 40 Act, such as compliance with the 40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an "investment company" under the 40 Act, it must both: (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire  investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of Government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the 40 Act applies.

We monitor our assets and income for compliance with the tests under the 40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company.” If we were to become an “investment company” and be subject to the strictures of the 40 Act, the restrictions imposed by the 40 Act would likely require changes in the way we do business and add significant administrative burdens to our operations. In order to ensure that we do not fall within the 40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income.

Specifically, our mixture of debt vs. royalty assets is important to our classification as an “investment company” or not. In this regard, while we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in "notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services" (or Qualifying Assets). In a no-action letter issued to Royalty Pharma on August 13, 2010, the staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff's no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3( c)(5)(A), we could be required to register under the 40 Act.

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are highly complex in numerous respects. While~~,~~ we currently intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not determine it to be in the Company’s and our stockholders’ interest to register as an “investment company”, not be deemed an "investment company" and not be required to register under the 40 Act.

ITEM 6.                      EXHIBITS

4.1
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

10.1*#	2014 Annual Bonus Plan

10.2#	Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014†

10.3
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2014)

10.4
Form of Purchase Agreement between the Company and a certain holder of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2014)

10.5#	Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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

Dated:	May 12, 2014
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David Montez
David Montez
Controller and Chief Accounting Officer (Principal Accounting Officer)