Form 10-Q
period 2014-06-30
PDL BIOPHARMA, INC.
filed 2014-08-18
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 29, 2014, there were 160,637,802 shares of the Registrant’s Common Stock outstanding.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
Biogen Idec	Biogen Idec, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement among Depomed and Depo DR Sub, LLC, a wholly owned subsidiary of Depomed, and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V. and Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, and Kadcyla®
Hyperion	Hyperion Catalysis International, Inc.
kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement between The Regents of the University of Michigan and PDL
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)

Paradigm Spine	Paradigm Spine, LLC
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
Settlement Agreement	Settlement Agreement amongst PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
Spin-Off	The spin-off by PDL of Facet
Term Loan	Credit agreement among PDL, the Royal Bank of Canada and lenders thereto, dated October 28, 2013, as amended
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement between Viscogliosi Brothers, LLC and PDL
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
White Oak	White Oak Global Advisors, LLC

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Royalties from Queen et al. patents	$115,066	$143,617	$231,092	$235,464
Royalty rights - change in fair value	34,498	—	46,205	—
Interest revenue	12,613	4,903	21,684	8,651
License and other	575	—	575	—
Total revenues	162,752	148,520	299,556	244,115

Operating expenses:
General and administrative	6,920	6,783	11,502	13,969
Operating income	155,832	141,737	288,054	230,146

Non-operating expense, net
Interest and other income, net	82	60	132	150
Interest expense	(9,858)	(6,051)	(20,383)	(12,051)
Loss on extinguishment of debt	—	—	(6,143)	—
Total non-operating expense, net	(9,776)	(5,991)	(26,394)	(11,901)

Income before income taxes	146,056	135,746	261,660	218,245
Income tax expense	54,001	42,004	96,722	71,032
Net income	$92,055	$93,742	$164,938	$147,213

Net income per share
Basic	$0.57	$0.67	$1.06	$1.05
Diluted	$0.52	$0.62	$0.94	$0.96

Weighted average shares outstanding
Basic	160,256	139,825	155,752	139,821
Diluted	177,228	152,224	175,811	152,784

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$92,055	$93,742	$164,938	$147,213

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(204)	(3)	(1,296)	(6)
Adjustment for net (gains) losses realized and included in net income, net of tax	—	—	—	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(204)	(3)	(1,296)	(6)
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	264	(1,265)	331	2,302
Adjustment for net (gains) losses realized and included in net income, net of tax	2,027	(268)	2,755	979
Total change in unrealized losses on cash flow hedges, net of tax(b)	2,291	(1,533)	3,086	3,281
Total other comprehensive income (loss), net of tax	2,087	(1,536)	1,790	3,275
Comprehensive income	$94,142	$92,206	$166,728	$150,488
 ______________________________________________
(a) Net of tax of ($110) and ($2) for the three months ended June 30, 2014 and 2013, respectively, and $(698) and ($3) for the six months ended June 30, 2014, and 2013, respectively.
(b) Net of tax of $1,234 and ($825) for the three months ended June 30, 2014 and 2013, respectively, and $1,662 and $1,767 for the six months ended June 30, 2014, and 2013, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$214,525	$94,302
Short-term investments	3,243	5,238
Receivables from licensees and other	1,352	300
Deferred tax assets	2,535	377
Notes receivable	6,599	1,208
Prepaid and other current assets	1,793	6,272
Total current assets	230,047	107,697

Property and equipment, net	69	41
Royalty rights - at fair value	247,116	235,677
Notes and other receivables, long-term	413,720	193,840
Long-term deferred tax assets	17,395	6,700
Other assets	8,058	—
Total assets	$916,405	$543,955

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$341	$287
Accrued liabilities	61,935	11,857
Accrued income taxes	10,817	—
Term loan payable	37,364	74,397
Convertible notes payable	197,957	320,883
Total current liabilities	308,414	407,424

Convertible notes payable	272,824	—
Other long-term liabilities	38,506	23,042
Total liabilities	619,744	430,466

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 160,266 and 139,935 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	1,603	1,399
Additional paid-in capital	(120,590)	(233,173)
Accumulated other comprehensive loss	(3,098)	(4,888)
Retained earnings	418,746	350,151
Total stockholders' equity	296,661	113,489
Total liabilities and stockholders' equity	$916,405	$543,955
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$164,938	$147,213
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	9,568	6,552
Change in fair value of royalty rights - at fair value	(45,390)	—
Loss on extinguishment of convertible notes	6,143	—
Other amortization, depreciation and accretion of embedded derivative	(94)	(214)
Hedge ineffectiveness on foreign exchange contracts	(3)	(5)
Stock-based compensation expense	616	373
Tax expense from stock-based compensation arrangements	—	(13)
Deferred income taxes	(2,564)	(548)
Changes in assets and liabilities:
Receivables from licensees and other	(1,052)	366
Prepaid and other current assets	1,759	1,156
Accrued interest on notes receivable	(10,165)	(5,339)
Other assets	(29)	935
Accounts payable	54	(959)
Accrued liabilities	4,426	(290)
Accrued income taxes	10,817	18,753
Other long-term liabilities	7,129	(5,271)
Net cash provided by operating activities	146,153	162,709
Cash flows from investing activities
Purchases of investments	—	(6,375)
Maturities of investments	—	16,405
Purchase of royalty rights - at fair value	(15,500)	—
Proceeds from royalty rights - at fair value	49,451	—
Purchase of notes receivable	(215,000)	(27,304)
Repayment of notes receivable	—	16,779
Purchase of property and equipment	(39)	(2)
Net cash used in investing activities	(181,088)	(497)
Cash flows from financing activities
Repurchase of convertible notes	(29,906)	—
Proceeds from the issuance of convertible notes, net	300,000	—
Payment of debt issuance costs	(9,824)	—
Purchase of call options	(30,951)	—
Proceeds from the issuance of warrants	11,427	—
Repayment of term loan	(37,500)	—
Cash dividends paid	(48,088)	(41,964)
Excess tax benefit from stock-based compensation	—	13
Net cash provided by/(used in) financing activities	155,158	(41,951)
Net increase in cash and cash equivalents	120,223	120,261
Cash and cash equivalents at beginning of the period	94,302	131,212
Cash and cash equivalents at end of period	$214,525	$251,473

Supplemental cash flow information
Cash paid for income taxes	$81,000	$55,000
Cash paid for interest (including convertible debt inducement)	$8,676	$5,498
Stock issued to settle debt	$157,591	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), except as discussed under Correction of Immaterial Error and Reclassification below, that management of PDL believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at amortized cost, net of unamortized origination fees, if any. Related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the interest method. When and if supplemental royalties are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

Royalty Rights - At Fair Value

We have elected to account for our investments in royalty rights at fair value with changes in fair value presented in earnings. The fair value of the investments in royalty rights is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. These assets are classified as Level 3 assets within the fair value hierarchy as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products. Transaction related fees and costs are expensed as incurred.

Realized and unrealized gains and losses from investments in royalty rights are presented together on the statements of income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Correction of Immaterial Error

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, PDL was engaged in ongoing discussions with the SEC staff after receiving a comment letter regarding the Company's consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The comment letter requested additional information about the Company’s accounting for the Depomed Royalty Agreement. The Company was asked to support its position and explain why the transaction was accounted for as the acquisition of intangible assets as opposed to that of financial assets. While significant judgment is required to account for this transaction, as either the acquisition of intangible assets or financial assets, we have concluded that it is most appropriate to account for the asset as a

Level 3 financial asset, which is a change to the previously reported accounting for this transaction. PDL has elected to measure this asset at fair value each reporting period. The change in the estimated fair value of this asset at each reporting period will be shown on a single caption, “Royalty rights - change in fair value” in our condensed consolidated statements of income. The purchase of this asset will be reported as an investing activity in our consolidated statements of cash flows. The revenue recognized each period related to this asset will be reported as an adjustment to net income in order to determine net cash provided by (used in) operating activities in our consolidated statements of cash flows. Actual cash received will be reported as an investing cash inflow in our consolidated statements of cash flows, separate from cash used in investing activities to purchase the asset in 2013. The Company reviewed the impact of this change in accounting on prior annual and interim periods in accordance with SAB no. 99, Materiality and SAB No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the changes were not material for the period from October 18, 2013 (acquisition date), through March 31, 2014, and did not represent a material impact to our consolidated financial statements in either our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

For the year ended December 31, 2013 (in thousands)
Amounts in 000's	As Filed	Reclassification	Correction of Error	As Corrected	% Error Change
Total Revenues	$442,921	$18,976	$190	$462,087	—%
Operating Income	$407,529	$18,976	$5,013	$431,518	1.2%
Pre-tax Income	$401,876	$—	$5,013	$406,889	1.2%
Net Income	$264,530	$—	$3,184	$267,714	1.2%
EPS:
Basic	$1.89	$—	$0.02	$1.91	1.1%
Diluted	$1.66	$—	$0.02	$1.68	1.2%

For the three months ended March 31, 2014 (in thousands)
Amounts in 000's	As Filed	Reclassification	Correction of Error[1]	As Corrected	% Error Change
Total Revenues	$139,664	$9,071	$1,669	$150,404	1.2%
Operating Income	$123,151	$9,071	$12,786	$145,008	10.4%
Pre-tax Income	$115,604	$—	$12,786	$128,390	11.1%
Net Income	$72,883	$—	$8,121	$81,004	11.1%
EPS:
Basic	$0.48	$—	$0.05	$0.53	10.4%
Diluted	$0.44	$—	$0.05	$0.49	11.4%

[1] Includes cumulative impact of 2013 corrections

We evaluated the materiality of correcting the cumulative error in the period ended June 30, 2014. Based on such evaluation, we concluded that the correction is not material to this period. Accordingly, we corrected the cumulative error in our condensed consolidated statement of income for the quarter ended June 30, 2014 as follows: (i) $1.7 million increase in total revenues, (ii) $12.8 million increase pre-tax income, (iii) $8.1 million increase in net income. The impacts to our condensed consolidated balance sheet and statements of cash flows were not material.

We determined that a retrospective revision due to the correction of an error was not required. The prospective change is reflected in the current period as a component of “Royalty rights - change in fair value” in our condensed consolidated statements of income. Intangible assets that were presented in historical periods have been reclassified to "Royalty rights - at fair value" for all periods presented. Such reclassifications did not have an impact on our results of operations, cash flows or financial position.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Interest income recognized from financial assets that were previously reported as a component of "Interest and other income, net" in the condensed consolidated statements of income has been reclassified to "Interest revenue" as a component of revenue in the condensed consolidated statements of income.

Customer Concentration

The percentage of total revenue recognized, which individually accounted for ten percent or more of our total revenues, was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2014	2013	2014	2013
Genentech	Avastin®	24%	31%	27%	33%
	Herceptin®	24%	32%	25%	32%
	Lucentis®	10%	20%	11%	17%

Biogen Idec[1]	Tysabri®	8%	9%	9%	11%

Depomed	Glumetza®	16%	0%	13%	0%
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

Recent Accounting Pronouncements

In May 2014, the FASB issued new revenue recognition guidance which amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the new standard on its consolidated financial statements, but does not expect the impact to be material.

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2014	2013	2014	2013
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$92,055	$93,742	$164,938	$147,213
Add back interest expense for convertible notes, net of estimated tax of approximately $0 and $3 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $7 for the six months ended June 30, 2014 and 2013, respectively.	—	6	—	13
Net income used to compute net income per diluted share	$92,055	$93,748	$164,938	$147,226

Denominator
Weighted-average shares used to compute net income per basic share	160,256	139,825	155,752	139,821
Restricted stock outstanding	115	75	90	71
Effect of dilutive stock options	22	19	21	19
Assumed conversion of February 2018 Notes	1,872	—	1,484	—
Assumed conversion of Series 2012 Notes	4,487	8,304	7,570	8,693
Assumed conversion of May 2015 Notes	10,476	3,825	10,894	4,004
Assumed conversion of February 2015 Notes	—	176	—	176
Weighted-average shares used to compute net income per diluted share	177,228	152,224	175,811	152,784

Net income per share - basic	$0.57	$0.67	$1.06	$1.05
Net income per share - diluted	$0.52	$0.62	$0.94	$0.96

We compute diluted net income per share using the sum of the weighted-average number of common and common equivalents shares outstanding. Common equivalent shares used in the computation of diluted net income per share include shares that may be issued under our stock options and restricted stock awards, our February 2018 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, and the February 2015 Notes were retired, and in the first quarter of 2014, $131.7 million aggregate principal of our Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements.

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

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculations of diluted net income per share 21.8 million and 20.4 million shares for the three months ended June 30, 2014 and 2013, respectively, and 21.8 million and 20.4 million shares for the six months ended June 30, 2014, and 2013, for warrants issued in 2011, because conversion of the underlying May 2015 Notes is not assumed. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 25.7 million and 24.0 million shares were excluded from our calculations of net income per diluted share for the three months ended June 30, 2014 and 2013, respectively, and 25.7 million and 24.0 million shares were excluded from our calculation of diluted net income per share for the six months ended June 30, 2014, and 2013, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three months ended June 30, 2014, 29.0 million shares for the six months ended June 30, 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three months ended June 30, 2014, and 32.7 million shares were excluded from our calculation of net income per diluted share for the six months ended June 30, 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three and six months ended June 30, 2014, we excluded approximately 24,000 and 69,000 shares underlying outstanding stock options, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

For the three months ended June 30, 2013, we excluded approximately 139,000 and 28,000 shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive. For the six months ended June 30, 2013, we excluded approximately 139,000 and 8,000 shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$155,107	$—	$—	$155,107	$85,970	$—	$—	$85,970
Corporate securities	—	3,243	—	3,243	—	5,238	—	5,238
Royalty rights - at fair value	—	—	247,116	247,116	—	—	235,677	235,677
Total	$155,107	$3,243	$247,116	$405,466	$85,970	$5,238	$235,677	$326,885

Financial liabilities:
Foreign currency hedge contracts	$—	$4,199	$—	$4,199	$—	$8,871	$—	$8,871

There have been no transfers between levels during the three months ended June 30, 2014, and December 31, 2013. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Corporate Securities

Corporate securities consist primarily of U.S. corporate equity holdings. The fair value of corporate securities is estimated using recently executed transactions or market quoted prices, where observable. Independent pricing sources are also used for valuation.

Royalty Rights - At Fair Value

Depomed Royalty Agreement

On October 18, 2013, PDL entered into the Depomed Royalty Agreement, whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total arrangement consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

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

Under the terms of the Royalty Purchase and Sale Agreement, the Company will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment it made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The Royalty Purchase and Sale Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of June 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity since the equity in Depo DR Sub was not sufficient to finance its operations without additional financing. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $22.3 million or increase by $28.2 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

As of June 30, 2014, and December 31, 2013, the carrying value of the asset acquired and reported in our consolidated balance sheets was approximately $231.6 million and $235.7 million, respectively. As of June 30, 2014, the maximum loss exposure was $231.6 million.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a PMA-approved spinal implant in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement where negotiated separately.

The fair value of the royalty right at June 30, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.7 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

As of June 30, 2014, the carrying value of the asset acquired as reported in our consolidated balance sheets was $15.5 million. As of June 30, 2014, the maximum loss exposure was $15.5 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the six months ending June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2013	—

Transfer into Level 3	235,677
Total change in fair value for the period
Included in earnings	(4,061)
Purchases, issues, sales, and settlements
Purchases	15,500

Ending Balance at June 30, 2014	$247,116

The correction of the immaterial error as described in Note 1 resulted in accounting for the Depomed Royalty Agreement as a Level 3 financial asset. That correction has been identified above as a transfer into Level 3.

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$(4,061)	$—	$(4,061)	$—

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2014			December 31, 2013
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$47,694	$—	$46,042
Hyperion	1,200	—	1,200	1,194	—	1,195
AxoGen note receivable and embedded derivative	28,942	—	27,160	26,544	—	25,785
Avinger note receivable	20,422	—	19,336	20,250	—	19,061
LENSAR note receivable	39,591	—	40,842	39,572	—	39,572
Durata note receivable	40,000	—	39,402	24,995	—	24,995
Direct Flow Medical note receivable	35,049	—	34,723	34,799	—	34,799
Paradigm Spine note receivable	49,517	—	51,165	—	—	—
kaléo note receivable	155,407	—	155,407	—	—	—
Total	$420,319	$—	$419,426	$195,048	$—	$191,449

Liabilities:
Series 2012 Notes	$47,160	$88,523	$—	$172,630	$277,650	$—
May 2015 Notes	150,797	248,889	—	148,253	212,304	—
February 2018 Notes	272,824	341,955	—	—	—	—
Term loan	37,364	37,500	—	74,397	75,000	—
Total	$508,145	$716,867	$—	$395,280	$564,954	$—

As of June 30, 2014, the estimated fair value of our Paradigm Spine note receivable and kaléo note receivable, as of June 30, 2014 and December 31, 2013, the estimated fair values of our Wellstat Diagnostics note receivable, Hyperion note receivable, AxoGen note receivable and derivative, Avinger note receivable, LENSAR note receivable, Durata note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. In all cases, the undiscounted expected future cash flows exceed the related carrying value.

When deemed necessary we engage a third party valuation expert to assist in evaluating our investments and the related inputs needed for us to estimate the fair value of certain investments. We determined our notes receivable assets are Level 3 assets as our valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, we considered forward looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The carrying value and estimated fair value of the AxoGen note include the value of a change of control embedded derivative valued at $1.2 million and $1.1 million at June 30, 2014, and December 31, 2013, respectively. We utilized discounted cash flows and probability analysis to estimate the fair value of the embedded derivative.

The Wellstat Diagnostics note is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On June 30, 2014, the discounted cash flow was based upon expected income from estimated sales over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA. On December 31, 2013, the estimated fair value of Wellstat Diagnostics Note Receivable and Credit Agreement was determined by using a discounted cash flow that was based upon expected income from estimated sales through December 31, 2016.

On June 30, 2014, the carrying value of the Avinger note exceeds its fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined this note to be a Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 22.5%, estimates of Avinger's future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance related to Avinger, current measures associated with high yield and Standard & Poor's Leveraged Commentary & Data indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of June 30, 2014, and December 31, 2013, we had invested our excess cash balances primarily in money market funds, and a corporate security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
June 30, 2014
Cash	$59,418	$—	$—	$59,418	$59,418	$—
Money market funds	155,107	—	—	155,107	155,107	—
Corporate security	3,500	—	(257)	3,243	—	3,243
Total	$218,025	$—	$(257)	$217,768	$214,525	$3,243

December 31, 2013
Cash	$8,332	$—	$—	$8,332	$8,332	$—
Money market funds	85,970	—	—	85,970	85,970	—
Corporate security	3,500	1,738	—	5,238	—	5,238
Total	$97,802	$1,738	$—	$99,540	$94,302	$5,238

No gains or losses on sales of available-for-sale securities were recognized for the three and six months ended June 30, 2014 and 2013.

The unrealized gain (loss) on investments included in other comprehensive income (loss), net of estimated taxes, was approximately ($167,000) and $1,129,000 as of June 30, 2014, and December 31, 2013, respectively. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2014, and December 31, 2013.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of June 30, 2014, and December 31, 2013, all outstanding Euro forward contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2014.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			June 30, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.270	Sell Euro	27,940	(2,126)	44,450	(3,760)
Euro	1.281	Sell Euro	30,732	(2,073)	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$58,672	$(4,199)	$111,614	$(8,871)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	June 30, 2014	December 31, 2013
(In thousands)
Euro contracts	Accrued liabilities	$4,199	$7,355
Euro contracts	Other long-term liabilities	$—	$1,516

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$264	$(1,265)	$331	$2,303
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(2,027)	$268	$(2,755)	$(979)
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$1	$2	$3	$5
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($1) and ($2) for the three months ended June 30, 2014 and 2013, respectively, and $(3) and ($5) for the six months ended June 30, 2014, and 2013, respectively.

6. Notes Receivable and Other Long-term Receivables

Notes receivable and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

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

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the six months ended June 30, 2014.

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

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constitutes an Event of Default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short term funding for its operations. At the same time, the Company entered into the First Amendment to Amended and Restated Credit Agreement with Wellstat Diagnostics. The material terms of the amendment include the following: (1) Wellstat Diagnostics acknowledged that an Event of Default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to sixty (60) days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default to Wellstat Diagnostics, due to, inter alia, its on-going failure to pay its debts as they become due and Wellstat Diagnostics’ failure to comply with certain covenants included in the First Amendment to Amended and Restated Credit Agreement by the deadlines to which the parties had agreed (the Borrower Notice). The Borrower Notice accelerates all obligations under the amended and restated credit agreement and demands immediate payment in full in an amount equal to $53,939,820, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demands that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered a notice to each of the guarantors of Wellstat Diagnostics’ obligations to the Company under the credit agreement (the Guarantor Notice). The Guarantor Notice includes a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, as well as Wellstat Diagnostics’ shareholders. The Company is evaluating the remedies available to it at this time.

The amended and restated credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

At June 30, 2014, and December 31, 2013, the carrying value of the note was included in non-current assets.

As of June 30, 2014, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostic's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of June 30, 2014, the carrying value of all amounts advanced to Wellstat Diagnostics including accrued interest through March 31, 2014, was $50.2 million, which was recorded in notes receivable. As of June 30, 2014, the maximum loss exposure was $50.2 million. As a result of the event of default, we ceased to accrued interest for the current period presented.

We believe that Wellstat Diagnostics does not currently have sufficient capital to execute its business plan over the long term. Wellstat Diagnostics recently raised $2.5 million and has informed the Company that Wellstat Diagnostics is continuing to consider other sources of financing and strategic alternatives.

The estimated fair value of the collateral is approximately $50.2 million. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion has not made the payment due on March 5, 2014. The inability to make this payment constitutes a breach of the purchase agreement. The Company completed an impairment analysis as of June 30, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of June 30, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the AxoGen Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the AxoGen Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the AxoGen Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.2 million and $1.1 million as of June 30, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized gains of approximately $0.1 million and $0.4 million related to the change in the estimated fair value of embedded derivative during the three month periods ended June 30, 2014 and 2013, respectively. The Company recognized gains of approximately $0.1 million and $0.4 million related to the change in the estimated fair value of embedded derivative during the six month periods ended June 30, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the AxoGen Royalty Agreement for a price applicable in a change of control.

During the term of the AxoGen Royalty Agreement, the Company is entitled to designate an individual to be a member of AxoGen's board of directors. The Company has exercised this right and on October 5, 2012, upon the close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of June 30, 2014, the shares were valued at $3.2 million, which resulted in an unrealized loss of $0.3 million and is recorded in other comprehensive loss.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million initially available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. The additional $20.0 million in the form of a second tranche is no longer available to Avinger. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum.

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on: (i) the eleventh interest payment date if the revenue milestone is not achieved or (ii) the thirteenth interest payment date if the revenue milestone is achieved. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loan. The loan will mature in April 2018.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by the Company at the close of the transaction. Upon attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30, 2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014, and was the milestone needed to receive the tranche two funding. Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans decreased to 12.75%.

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

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100 percent of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in Accel 300.

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

For carrying value and fair value information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	June 30, 2014	December 31, 2013
(In thousands)
Compensation	$1,829	$768
Interest	6,128	2,925
Deferred revenue	553	—
Foreign currency hedge	4,199	7,355
Dividend payable	48,315	59
Legal	400	324
Other	511	426
Total	$61,935	$11,857

8. Commitments and Contingencies

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

Genentech / Roche Matter

Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $84.6 million. In April 2010, Abbot acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie Biotherapeutics, Inc.were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2014	2014	2013
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$48,311	$47,160	$172,630
May 2015 Notes	May 1, 2015	$155,250	150,797	148,253
February 2018 Notes	February 1, 2018	$300,000	272,824	—
Term loan	October 28, 2014	$37,500	37,364	74,397
Total			$508,145	$395,280

As of June 30, 2014, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

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

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2015 Notes, a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

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

We allocated $2.3 million of the remaining deferred February 2015 Notes original issue discount as of the date of the exchange to the Series 2012 Notes based on the percentage of the February 2015 Notes exchanged. In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the Series 2012 Notes, net of the allocated original issue discount, between the fair value of the debt component and the common stock conversion feature. Using an assumed borrowing rate of 7.3%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us during the period of the exchange transactions, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability. The discount is being amortized to interest expense over the term of the Series 2012 Notes and increases interest expense during the term of the Series 2012 Notes from the 2.875% cash coupon interest rate to an effective interest rate of 7.3%. The common stock conversion feature is recorded as a component of stockholders’ equity.

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Principal amount of the Series 2012 Notes	$48,311	$180,000
Unamortized discount of liability component	(1,151)	(7,370)
Total	$47,160	$172,630

Interest expense for our Series 2012 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$347	$1,287	$1,108	$2,573
Amortization of debt issuance costs	62	287	932	571
Amortization of debt discount	399	1,513	1,379	3,000
Total	$808	$3,087	$3,419	$6,144

As of June 30, 2014, our Series 2012 Notes are convertible into 188.812 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.30 per common share, subject to further adjustment upon certain events including dividend payments. As of June 30, 2014, the remaining discount amortization period was 0.6 years.

Our common stock exceeded the conversion threshold price of $7.00 per common share for at least 20 days during the 30 consecutive trading days ended March 31, 2014; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended June 30, 2014. Our common stock price exceeded the conversion threshold price of $6.89 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2014; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending September 30, 2014. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the quarter ended June 30, 2014. At June 30, 2014, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $40.0 million.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of June 30, 2014, the remaining discount amortization period is 0.8 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(4,453)	(6,997)
Total	$150,797	$148,253

Interest expense for our May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$1,456	$1,455	$2,911	$2,911
Amortization of debt issuance costs	317	307	632	611
Amortization of debt discount	1,283	1,194	2,544	2,366
Total	$3,056	$2,956	$6,087	$5,888

As of June 30, 2014, our May 2015 Notes are convertible into 165.4367 shares of the Company’s common stock per $1,000 of principal amount, or approximately $6.04 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock exceeded the conversion threshold price of $7.99 for at least 20 days during the 30 consecutive trading days ended March 31, 2014; accordingly, the May 2015 Notes were convertible at the option of the holder during the quarter ended June 30, 2014. Our common stock price exceeded the conversion threshold price of $7.86 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2014; accordingly, the May 2015 Notes are convertible at the option of the holder during the quarter ending September 30, 2014. At June 30, 2014, the if-converted value of our May 2015 exceeded their principal amount by approximately $93.4 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 25.7 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.04 and $7.11, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.04, but below $7.11, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.11, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.11. For example, a 10% increase in the share price above $7.11 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at June 30, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0% which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2014, the remaining discount amortization period is 3.6 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	June 30, 2014
Principal amount of the February 2018 Notes	$300,000
Unamortized discount of liability component	(27,176)
Total	$272,824

Interest expense for our February 2018 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$3,062	$—	$4,633	$—
Amortization of debt issuance costs	600	—	822	—
Amortization of debt discount	1,879	—	2,550	—
Total	$5,541	$—	$8,005	$—

As of June 30, 2014, our February 2018 Notes are not convertible. At June 30, 2014, the if-converted value of our February 2018 Notes exceeded the principal amount by approximately $16.8 million.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of June 30, 2014, the interest rate was 2.22%. Interest and the remaining principal payments associated with the Term Loan are due on the interest payment date of July 31, 2014, with the remaining outstanding balance due on October 28, 2014. The principal balance outstanding as of June 30, 2014, is $37.5 million.

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

10. Other Long-Term Liabilities

	June 30,	December 31,
	2014	2013
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	795	—
Uncertain tax positions	16,607	10,826
Long-term deferred tax liabilities	10,404	—
Foreign currency hedge	—	1,516
Total	$38,506	$23,042

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2014:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2013	4,478	172	$16.52	114	$7.45
Granted	(296)	—		296	$8.32
Shares released	—	—		(38)	$8.37
Forfeited or canceled	105	(105)	$22.60	—
Plan shares expired	(105)	—		—
Balance at June 30, 2014	4,182	67	$7.04	372	$8.05

12. Cash Dividends

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

In connection with the June 12, 2014, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	188.812	$5.30	June 3, 2014
May 2015 Notes	165.4367	$6.04	June 3, 2014

13. Income Taxes

For the three and six months ended June 31, 2014 and 2013, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

The uncertain tax position increased during the six months ended June 30, 2014, by $5.8 million from the estimated state tax liability as a result of increased revenues. We expect to release tax liabilities related to uncertain tax positions related to federal tax credits taken on the 2009 income tax return in the third quarter of 2014 of approximately $6.5 million, which will result in a reduction to income tax expense.

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

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income (loss). We include unrealized net gains (losses) on investments held in our available-for-sale securities and unrealized gains (losses) on our cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. Our other comprehensive income (loss) is included in our Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2013	$1,129	$(6,017)	$(4,888)
Activity for the six months ended June 30, 2014	(1,296)	3,086	1,790
Ending Balance at June 30, 2014	$(167)	$(2,931)	$(3,098)

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

OVERVIEW

PDL manages a portfolio of patents and royalty assets, consisting primarily of its Queen et al. patents and license agreements with various biotechnology and pharmaceutical companies. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it receives significant royalty revenue. PDL is currently focused on intellectual property asset management, acquiring new income generating assets and maximizing value for its shareholders.

The Company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada.

In 2011, PDL initiated a strategy to bring in new income generating assets from the healthcare sector. To accomplish this goal, PDL seeks to provide non-dilutive growth capital and financing solutions to late stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions and inventors. PDL continues to pursue this strategic initiative for which it has already invested approximately $715 million to date. PDL is focused on the quality of the income generating assets and potential returns on investment.

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

Recent Developments

Genentech/Roche Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche which resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. On June 12, 2014, we paid the regular quarterly dividend to our stockholders totaling $24.0 million using earnings generated in the three months ended June 30, 2014.

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100 percent of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), and by a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13 percent per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the royalties of Auvi-Q and EVZIO exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is March 2029. kaléo may redeem the secured notes at any time, subject to a redemption premium.

Durata Credit Agreement

On May 27, 2014, PDL funded Durata with an additional $15 million loan (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014, and was the milestone needed to receive the tranche two funding. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans decreased to 12.75%.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a PMA-approved spinal implant in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement where negotiated separately.

The fair value of the royalty right at June 30, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.7 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

As of June 30, 2014, the carrying value of the asset acquired as reported in our consolidated balance sheets was $15.5 million. As of June 30, 2014, the maximum loss exposure was $15.5 million.

Wellstat Diagnostics Note Receivable and Credit Agreement

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the another lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default to Wellstat Diagnostics, due to, inter alia, its on-going failure to pay its debts as they become due and Wellstat Diagnostics’ failure to comply with certain covenants by the deadlines to which the parties had agreed (the “Borrower Notice”). The Borrower Notice accelerates all obligations under the amended and restated credit agreement and demands immediate payment in full in an amount equal to $53,939,820, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demands that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered a notice to each of the guarantors of Wellstat Diagnostics’ obligations to the Company under the credit agreement (the “Guarantor Notice”). The Guarantor Notice includes a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, as well as Wellstat Diagnostics’ shareholders. The Company is evaluating the remedies available to it at this time.

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

Our '761 Patent, which expires on December 2, 2014, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent will typically extend to the use or sale of compositions made with those methods and/or materials.

Our '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extend our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin will generally expire in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Our total revenues from licensees under our Queen et al. patents were $115.1 million and $143.6 million net rebates and foreign exchange hedge adjustments for the three months ended June 30, 2014 and 2013, respectively, and $231.1 million and $235.5 million for the six months ended June 30, 2014, and 2013, respectively.

Licensing Agreements for Marketed Products

In the six months ended June 30, 2014, we received royalties on sales of the nine humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125 percent on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the U.S and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125 percent on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Until the August 15, 2013 effective date of the above Settlement Agreement, our license agreement with Genentech entitled us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. Our master patent license agreement with Genentech provided for a tiered royalty structure under which the royalty rate Genentech paid on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates, prior to August 15, 2013, are outlined below:

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

On June 8, 2012, Genentech announced that the FDA approved Perjeta (pertuzumab). Perjeta is approved in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease. PDL began receiving royalties generated from Perjeta during the quarter ended September 30, 2012.

On March 5, 2013, Genentech announced that Perjeta was approved by the European Medicines Agency in combination with Herceptin and docetaxel chemotherapy for the treatment of people with HER2-postive metastatic breast cancer who have not received prior anti-HER2 therapy or chemotherapy for metastatic disease.

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

On November 1, 2013, Genentech/Roche announced that Gazyva became the first therapy approved through the FDA’s breakthrough therapy designation, indicated in combination with chlorambucil to treat previously untreated chronic lymphocytic leukemia (CLL). PDL began receiving royalties in the first quarter of 2014 for the sales that occurred in the fourth quarter of 2013.

On July 29, 2014, Roche announced EU approval of Gazyva for the first line treatment of CLL with chlorambucil.

On March 6, 2014, Novartis reported that the EU had approved Xolair as an add-on therapy for chronic spontaneous idiopathic urticaria. On March 21, 2014, Genentech/Roche announced that the FDA had approved Xolair for chronic idiopathic urticaria. PDL expects to begin to receive royalties on this new indication in the third quarter of 2014 for the sales that occurred in the second quarter of 2014.

On August 6, 2014, Roche reported EU approval of Avastin for the treatment of ovarian cancer that is resistant to platinum-based chemotherapy.

On August 14, 2014, Genentech announced US approval of Avastin for the treatment of persistent, recurrent or metastatic cervical cancer in combination with chemotherapy.

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

On October 21, 2013, Genentech/Roche announced approval of the subcutaneous formulation of Actemra in the U.S. On April 28, 2014, Roche announced approval of the subcutaneous formulation of Actemra in the EU.

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

Depomed

On October 18, 2013, we entered into the Depomed Royalty Agreement, whereby we acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. As the licensor of certain patents, Depomed retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreement. Depomed retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. In respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, U.S. patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

VB

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a PMA-approved spinal implant in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement where negotiated separately.

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

Critical Accounting Policies and Uses of Estimates

Except as set forth below, during the six months ended June 30, 2014, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Royalty Rights - At Fair Value

We account for our royalty rights - at fair value at their estimated fair value. The estimated fair value of the royalty rights - at fair value is determined by using a discounted cash flow analysis related to the expected future cash flows to be received.

Generally these assets are classified as a Level 3 assets, as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products and discount rates applied to each cash flow in the asset. Related transaction fees and costs are expenses as incurred.

Realized and unrealized gains and losses from investments in royalty rights are presented together on the statement of income as a single component of revenue under the caption, “Royalty rights - change in fair value.”

We receive royalty payments based upon net sales of the covered products. Generally, under these agreements we receive royalty reports and payments approximately one month in arrears. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured.

Operating Results

Three and six months ended June 30, 2014, compared to three and six months ended June 30, 2013

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2014	2013	Year %	2014	2013	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$115,066	$143,617	(20)%	$231,092	$235,464	(2)%
Royalty rights - change in fair value	34,498	—	N/M	46,205	—	N/M
Interest revenue	12,613	4,903	157%	21,684	8,651	151%
License and other	575	—	N/M	575	—	N/M
Total revenues	$162,752	$148,520	10%	$299,556	$244,115	23%
__________________________
N/M = Not meaningful

Total revenues were $162.8 million and $148.5 million for the three months ended June 30, 2014, and 2013, respectively, and $299.6 million and $244.1 million for the six months ended June 30, 2014 and 2013. During the three months ended June 30, 2014, and 2013, our revenues consisted primarily of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents and interest revenue associated with our notes receivable debt financings to late stage healthcare companies, and during the three months ended June 30, 2014, royalty revenues also included $34.5 million in royalties associated with the royalties from U.S. sales of Glumetza and Janumet XR and change in fair value from our Depomed Royalty Agreement. Royalty revenue from Queen et al. patents is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Total revenues increased 10% for the three months ended June 30, 2014, when compared to the same period in 2013, and increased 23% for the six months ended June 30, 2014, when compared to the same period in 2013. The growth is primarily driven by the addition of the royalty revenue and change in fair value from PDL's purchase of Depomed's diabetes-related royalties, increased royalties in the first two quarters of 2014 related to sales of Xolair, Kadcyla, Perjeta and Actemra, along with a higher fixed royalty rate in 2014 over the blended fixed and tiered 2013 rate, a first quarter of 2014 $5.0 million retroactive payment from Genentech related to our Settlement Agreement, and an increase in interest revenue from new debt financings to late stage healthcare companies as part of our strategy to acquire income generating assets.

While the Queen et al. licensed products' sales increased quarter over quarter, the decrease in royalty revenues is a result of the current fixed royalty rate of 2.125% on net sales of Avastin, Herceptin, Lucentis, Xolair, Perjeta and Kadcyla ("Genentech Products") in 2014 compared to the combination of tiered and fixed royalty rates applicable in the second quarter of 2013. Previously, Genentech Products that were made or sold in the United States were subject to tiered royalty rates dependent on aggregate net sales and Genentech Products both made and sold outside of the United States were subject to a fixed royalty rate of 3%.

The second quarter 2014 royalty payment received from Genentech was for worldwide net sales in the first quarter 2014. PDL’s second quarter royalty revenue was historically the highest amount of any quarter because the applicable tiered royalty rate was 3%. However, as aggregate net sales increased with each subsequent quarter, the tiered royalty rate declined, dropping to 1% in the third, fourth and first quarters. As a result, the blended royalty rate for all of 2013 for Genentech Products was 1.9%. A settlement with Genentech resulted in a single fixed royalty rate of 2.125%, which is greater than the annual blended royalty rate of 1.9% in 2013 and which will result in more uniform royalty revenue on a quarter-to-quarter basis in the current fiscal year. Thus, this decrease in royalties between the second quarters of 2013 and 2014 is solely a function of the transition to the new fixed royalty rate, which new royalty rate is anticipated to result in greater royalties to PDL when measured on an annual basis.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2014 and 2013:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2014	2013	2014	2013
Genentech	Avastin	24%	31%	27%	33%
	Herceptin	24%	32%	25%	32%
	Lucentis	10%	20%	11%	17%

Biogen Idec[1]	Tysabri	8%	9%	9%	11%

Depomed	Glumetza	16%	0%	13%	0%
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

For the three and six months ended June 30, 2014 and 2013, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended June 30, 2014, and 2013, as a result of our Euro forward contracts, we recognized ($3.1) million and $0.4 million as additions/(reductions) in royalty revenues from our Euro contracts, respectively, and for the six months ended June 30, 2014, and 2013, we recognized ($4.2) million and ($1.5) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2014	2013	Year %	2014	2013	Year %
(In thousands)
General and administrative	$6,920	$6,783	2%	$11,502	$13,969	(18)%
Percentage of total revenues	4%	5%		4%	6%

The increase in operating expenses for the three months ended June 30, 2014, as compared to the same period in 2013, was a result of an increase in general and administrative expenses of $1.0 million for professional services mostly related to the acquisition of other income related assets, $0.9 million for compensation, and $0.3 million for stock compensation, partially offset by a decrease in general and administrative expenses of $2.2 million related to legal expenses mostly related to litigation.

The decrease in operating expenses for the six months ended June 30, 2014, as compared to the same period in 2013, was a result of decrease in general and administrative expenses of $5.4 million related to legal expenses mostly related to litigation, partially offset by an increase in general and administrative expenses of $1.4 million for professional services mostly related to the acquisition of other revenue related assets and $1.2 million for compensation.

Non-operating Expense, Net

Non-operating expense, net, increased, in part, by the first quarter of 2014 loss on extinguishment of debt related to the Series 2012 Note partial extinguishment and the interest expense on the new February 2018 Notes. The increase in interest expense for the six months ended June 30, 2014, over the same period of 2013, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended June 30, 2014 and 2013, was $54.0 million and $42.0 million, respectively, and for the six months ended June 30, 2014, and 2013, was $96.7 million and $71.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The increase in tax expense is primarily attributable to an increase in the Company's income before income taxes.

The uncertain tax position increased during the six months ended June 30, 2014, by $5.8 million from the estimated state tax liability as a result of increased revenues. We expect to release tax liabilities for uncertain tax positions related to federal tax credits taken on the 2009 income tax return in the third quarter of 2014 of approximately $6.5 million, which will result in a reduction to income tax expense.

Net Income per Share

Net income per share for the three and six months ended June 30, 2014, and 2013, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income per share - basic	$0.57	$0.67	$1.06	$1.05
Net income per share - diluted	$0.52	$0.62	$0.94	$0.96

The decrease in diluted net income per diluted share is primarily due to the increase in outstanding shares, partially offset by the increased revenues and the resulting increase in net income.

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

We had cash, cash equivalents and investments in the aggregate of $217.8 million and $99.5 million at June 30, 2014, and December 31, 2013, respectively. The increase was primarily attributable to net cash provided by the proceeds from the issuance of the February 2018 Notes of $300.0 million, proceeds from royalty rights of $49.5 million, proceeds from the issuance of warrants of $11.4 million, and cash generated by operating activities of $146.2 million, offset in part by cash advanced on notes receivable of $215.0 million, purchase of call options for $31.0 million, repurchase of a portion of the Series 2012 Notes for $29.9 million, payment of dividends of $48.1 million, repayment of a portion of the Term Loan of $37.5 million, purchase of royalty rights - at fair value of $15.5 million, and payment of debt issuance costs related to the February 2018 Note issuance of $9.8 million. We believe that cash from future revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. Although the last of our Queen et al. patents expire in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses. We do not expect to receive any meaningful royalty revenue from our Queen et al. patents beyond the first quarter of 2016.

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

Notes and Other Long-term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note. This $10.0 million note was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

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

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the six months ended June 30, 2014.

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

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constitutes an Event of Default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short term funding for its operations. At the same time, the Company entered into the First Amendment to Amended and Restated Credit Agreement with Wellstat Diagnostics. The material terms of the amendment include the following: (1) Wellstat Diagnostics acknowledged that an Event of Default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to sixty (60) days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default to Wellstat Diagnostics, due to, inter alia, its on-going failure to pay its debts as they become due and Wellstat Diagnostics’ failure to comply with certain covenants included in the First Amendment to Amended and Restated Credit Agreement by the deadlines to which the parties had agreed (the Borrower Notice). The Borrower Notice accelerates all obligations under the amended and restated credit agreement and demands immediate payment in full in an amount equal to $53,939,820, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demands that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered a notice to each of the guarantors of Wellstat Diagnostics’ obligations to the Company under the credit agreement (the Guarantor Notice). The Guarantor Notice includes a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, as well as Wellstat Diagnostics’ shareholders. The Company is evaluating the remedies available to it at this time.

The amended and restated credit agreement is secured by a pledge of all of the assets of Wellstat Diagnostics, a pledge of all of Wellstat Diagnostics’ equity interests by the holders thereof, and a second lien on the assets of the affiliates of Wellstat Diagnostics.

At June 30, 2014, and December 31, 2013, the carrying value of the note was included in non-current assets.

As of June 30, 2014, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a Variable Interest Entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostic's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

As of June 30, 2014, the carrying value of all amounts advanced to Wellstat Diagnostics including accrued interest through March 31, 2014, was $50.2 million, which was recorded in notes receivable. As of June 30, 2014, the maximum loss exposure was $50.2 million. As a result of the event of default, we ceased to accrued interest for the current period presented.

We believe that Wellstat Diagnostics does not currently have sufficient capital to execute its business plan over the long term. Wellstat Diagnostics recently raised $2.5 million and has informed the Company that Wellstat Diagnostics is continuing to consider other sources of financing and strategic alternatives.

The estimated fair value of the collateral is approximately $50.2 million. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. The discounted cash flow was based upon expected income from sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion has not made the payment due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of June 30, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the AxoGen Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the AxoGen Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the AxoGen Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative which should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.2 million and $1.1 million as of June 30, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized gains of approximately $0.1 million and $0.4 million related to the change in the estimated fair value of embedded derivative during the three month periods ended June 30, 2014 and 2013, respectively. The Company recognized approximately $0.1 million and $0.4 million related to the change in the estimated fair value of the embedded derivative during the six months ended June 30, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the AxoGen Royalty Agreement for a price applicable in a change of control.

During the term of the AxoGen Royalty Agreement, the Company is entitled to designate an individual to be a member of AxoGen's board of directors. The Company has exercised this right and on October 5, 2012, upon the close of the transaction, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of June 30, 2014, the shares were valued at $3.2 million, which result in an unrealized loss of $0.3 million which is recorded in other comprehensive loss.

Avinger Note Receivable and Royalty Agreement

On April 18, 2013, PDL entered into a credit agreement with Avinger, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million initially available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. The additional $20.0 million in the form of a second tranche is no longer available to Avinger. Outstanding borrowings under the initial loan bear interest at a stated rate of 12% per annum.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60 million available to LENSAR, an initial $40 million, net of fees, was funded by the Company at the close of the transaction. Upon attainment by LENSAR of a specified sales milestone to be accomplished no later than September 30,

2014, PDL will fund LENSAR an additional $20 million. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014, and was the milestone needed to receive the tranche two funding. Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans decreased to 12.75%.

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

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100 percent of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in Accel 300.

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

Royalty Rights - At Fair Value

Depomed Royalty Agreement

On October 18, 2013, PDL entered into the Depomed Royalty Agreement, whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total arrangement consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

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

Under the terms of the Depomed Royalty Agreement, the Company will receive all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment it made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of June 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity since the equity in Depo DR Sub was not sufficient to finance its operations without additional financing. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the assets acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The asset is classified as a Level 3 assets with the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $22.3 million or increase by $28.2 million, respectively. A third-party expert was engaged to help management develop its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a PMA-approved spinal implant in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement where negotiated separately.

The fair value of the royalty right at June 30, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.7 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

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

On February 6, 2014, the Company entered into exchange agreements and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2015 Notes, a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

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

As of August 18, 2014, we have not received notices for the conversion of the Series 2012 Notes. If we do receive any conversion notices they would be net settled in cash and the excess, if any, will be settled in the Company's common stock. We do not expect the current capital market conditions and credit environment to create incentives for note holders to convert their notes, however, there can be no assurance that our holders will not request conversion. If the full $48.3 million in aggregate convertible debt was called for conversion prior to June 30, 2014, given our current cash and cash equivalents balance, we would have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. We may also consider restructuring our obligations under the convertible debt, or raising additional cash through sales of investments, assets or common stock, or from borrowings to fund this conversion.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of June 30, 2014, the remaining discount amortization period is 0.8 years.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 25.7 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $6.04 and $7.11, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $6.04, but below $7.11, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.11, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.11. For example, a 10% increase in the share price above $7.11 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price increases, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at June 30, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0% which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2014, the remaining discount amortization period is 3.6 years.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike prices is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at June 30, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan are, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of June 30, 2014, the interest rate was 2.22%. Interest and the remaining principal payments associated with the Term Loan are due on the interest payment date of July 31 of 2014, with the remaining outstanding balance due on October 28, 2014. The principal balance outstanding as of June 30, 2014 is $37.5 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loan

As of June 30, 2014, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes, Term Loan, Series 2012 Notes and May 2015 Notes, which in the aggregate totaled $541.1 million in principal.

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

On October 31, 2013, PDL entered into a credit agreement with Durata, whereby the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014 and was the milestone needed to receive the tranche two funding. Within 9 months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $84.6 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013, related to this guarantee.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from other comprehensive income (loss) and recorded as interest and other income, net, in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at June 30, 2014, and December 31, 2013:

Euro Forward Contracts			June 30, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.270	Sell Euro	27,940	(2,126)	44,450	(3,760)
Euro	1.281	Sell Euro	30,732	(2,073)	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$58,672	$(4,199)	$111,614	$(8,871)

Interest Rate Risk

Our investment portfolio was approximately $158.4 million at June 30, 2014, and $91.2 million at December 31, 2013, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $679.4 million at June 30, 2014, and $490.0 million at December 31, 2013, based on available pricing information. At June 30, 2014, and December 31, 2013, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. At June 30, 2014, our convertible notes also consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

 ITEM 1.           LEGAL PROCEEDINGS

In the first quarter of 2014, and as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 3, 2014, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed with the SEC on May 12, 2014, we settled our outstanding litigation. The Company is not currently a named party to any material legal proceedings. From time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

Except as set forth below, during the six months ended June 30, 2014, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

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

Specifically, our mixture of debt vs. royalty assets is important to our classification as an “investment company” or not. In this regard, while we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in "notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services" (or Qualifying Assets). In a no-action letter issued to Royalty Pharma on August 13, 2010, the staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff's no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), we could be required to register under the 40 Act.

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

ITEM 6.                      EXHIBITS

10.1#	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014

10.2#*	2014/18 Long-Term Incentive Plan

10.3#	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014

10.4#	First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014†

10.5#	Amendment No. 1 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013

10.6
Amendment No. 2 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2014)

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

Dated:	August 18, 2014
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David Montez
David Montez
Controller and Chief Accounting Officer (Principal Accounting Officer)