Form 10-Q
period 2014-09-30
PDL BIOPHARMA, INC.
filed 2014-11-10
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 3, 2014, there were 160,654,082 shares of the Registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2014 Form 10-Q

We own or have rights to certain trademarks, trade names, copyrights and other intellectual property used in our business, including PDL BioPharma and the PDL logo, each of which is considered a trademark. All other company names, product names, trade names and trademarks included in this Quarterly Report on Form 10-Q are trademarks, registered trademarks or trade names of their respective owners.

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
Abbott	Abbott Laboratories
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
Biogen Idec	Biogen Idec, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo Dr Sub, LLC, a wholly owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement among Depomed, Depo DR Sub, LLC and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
Facet
Facet Biotech Corporation. In April 2010, Abbott acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, and Kadcyla®
Hyperion	Hyperion Catalysis International, Inc.
kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merus Labs	Merus Labs International, Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement between The Regents of the University of Michigan and PDL
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)

Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement between Paradigm Spine and the Company, dated February 14, 2014
PDL, we, us, our, the Company	PDL BioPharma, Inc.
PMA	Premarket Approval, as such term is used by the FDA
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
Settlement Agreement	Settlement Agreement amongst PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
Spin-Off	The spin-off by PDL of Facet
Term Loan	Credit Agreement among PDL, the Royal Bank of Canada and lenders thereto, dated October 28, 2013, as amended
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement between Viscogliosi Brothers, LLC and PDL
VWAP	Volume weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
Wellstat Diagnostics Note Receivable and Credit Agreement
Senior Secured Note receivable among the Company and the holders of the equity interests in Wellstat Diagnostics, as amended, and Credit Agreement between Wellstat Diagnostics and the Company, dated November 2, 2012, as amended

PART I. FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Royalties from Queen et al. patents	$123,916	$96,314	$355,008	$331,778
Royalty rights - change in fair value	27,602	—	73,807	—
Interest revenue	13,076	2,864	34,760	11,516
License and other	—	1,000	575	1,000
Total revenues	164,594	100,178	464,150	344,294

Operating expenses:
General and administrative	5,686	7,925	17,188	21,894
Operating income	158,908	92,253	446,962	322,400

Non-operating expense, net
Interest and other income, net	75	53	207	202
Interest expense	(9,387)	(6,118)	(29,770)	(18,169)
Loss on extinguishment of debt	—	—	(6,143)	—
Total non-operating expense, net	(9,312)	(6,065)	(35,706)	(17,967)

Income before income taxes	149,596	86,188	411,256	304,433
Income tax expense	47,361	29,963	144,083	100,995
Net income	$102,235	$56,225	$267,173	$203,438

Net income per share
Basic	$0.64	$0.40	$1.70	$1.45
Diluted	$0.61	$0.36	$1.62	$1.31

Weighted average shares outstanding
Basic	160,268	139,848	157,274	139,830
Diluted	166,894	154,593	165,141	155,366

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$102,235	$56,225	$267,173	$203,438

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(258)	1,091	(1,554)	1,085
Adjustment for net (gains) losses realized and included in net income, net of tax	—	—	—	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(258)	1,091	(1,554)	1,085
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	1,974	(3,359)	2,305	(1,056)
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	989	32	3,744	1,011
Total change in unrealized losses on cash flow hedges, net of tax(b)	2,963	(3,327)	6,049	(45)
Total other comprehensive income (loss), net of tax	2,705	(2,236)	4,495	1,040
Comprehensive income	$104,940	$53,989	$271,668	$204,478
 ______________________________________________
(a) Net of tax of ($139) and $587 for the three months ended September 30, 2014 and 2013, respectively, and ($837) and $584 for the nine months ended September 30, 2014 and 2013, respectively.
(b) Net of tax of $1,595 and ($1,791) for the three months ended September 30, 2014 and 2013, respectively, and $3,257 and ($24) for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$281,607	$94,302
Short-term investments	2,847	5,238
Receivables from licensees and other	250	300
Deferred tax assets	—	377
Notes receivable	55,289	1,208
Prepaid and other current assets	1,446	6,272
Total current assets	341,439	107,697

Property and equipment, net	72	41
Royalty rights - at fair value	242,452	235,677
Notes and other receivables, long-term	363,289	193,840
Long-term deferred tax assets	25,096	6,700
Other assets	7,521	—
Total assets	$979,869	$543,955

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,079	$287
Accrued liabilities	35,677	11,857
Accrued income taxes	6,494	—
Term loan payable	18,720	74,397
Convertible notes payable	199,669	320,883
Total current liabilities	261,639	407,424

Convertible notes payable	274,512	—
Other long-term liabilities	41,712	23,042
Total liabilities	577,863	430,466

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 160,276 and 139,935 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	1,603	1,399
Additional paid-in capital	(120,180)	(233,173)
Accumulated other comprehensive loss	(393)	(4,888)
Retained earnings	520,976	350,151
Total stockholders' equity	402,006	113,489
Total liabilities and stockholders' equity	$979,869	$543,955
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$267,173	$203,438
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	13,473	9,921
Change in fair value of royalty rights - at fair value	(72,992)	—
Loss on extinguishment of convertible notes	6,143	—
Other amortization, depreciation and accretion of embedded derivative	(144)	(360)
Hedge ineffectiveness on foreign exchange contracts	(5)	(9)
Stock-based compensation expense	1,026	559
Tax expense from stock-based compensation arrangements	—	(15)
Deferred income taxes	(6,493)	(663)
Changes in assets and liabilities:
Receivables from licensees and other	50	(534)
Prepaid and other current assets	1,959	3,298
Accrued interest on notes receivable	(8,367)	(6,573)
Other assets	(29)	28
Accounts payable	792	395
Accrued liabilities	3,325	1,302
Accrued income taxes	6,494	3,231
Other long-term liabilities	10,834	(5,483)
Net cash provided by operating activities	223,239	208,535
Cash flows from investing activities
Purchases of investments	—	(9,875)
Maturities of investments	—	42,098
Purchase of royalty rights - at fair value	(15,500)	—
Proceeds from royalty rights - at fair value	81,717	—
Purchase of notes receivable	(215,000)	(48,708)
Repayment of notes receivable	—	59,279
Purchase of property and equipment	(49)	(2)
Net cash provided by/(used in) investing activities	(148,832)	42,792
Cash flows from financing activities
Repurchase of convertible notes	(29,906)	—
Proceeds from the issuance of convertible notes, net	300,000	—
Payment of debt issuance costs	(9,287)	—
Purchase of call options	(30,951)	—
Proceeds from the issuance of warrants	11,427	—
Repayment of term loan	(56,250)	—
Cash dividends paid	(72,135)	(62,943)
Net cash provided by/(used in) financing activities	112,898	(62,943)
Net increase in cash and cash equivalents	187,305	188,384
Cash and cash equivalents at beginning of the period	94,302	131,212
Cash and cash equivalents at end of period	$281,607	$319,596

Supplemental cash flow information
Cash paid for income taxes	$134,000	$101,000
Cash paid for interest (including convertible debt inducement)	$15,217	$8,086
Stock issued to settle debt	$157,591	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), except as discussed under "Correction of Immaterial Error" below, that management of PDL believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2013, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at both amortized cost, net of unamortized origination fees, if any, and as collateral dependent when a loan for which repayment is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the interest method. When and if supplemental royalties are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

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

Realized and unrealized gains and losses from investments in royalty rights are presented together on our Condensed Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Correction of Immaterial Error

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, PDL was engaged in ongoing discussions with the SEC staff after receiving a comment letter regarding our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The comment letter requested additional information about the Company’s accounting for the Depomed Royalty Agreement. The Company was asked to support its position and explain why the transaction was accounted for as the acquisition of intangible assets as opposed to that of financial assets. While significant judgment is required to account for this transaction, as either the acquisition of intangible assets or financial assets, we concluded that it is most appropriate to account for the asset as a Level 3 financial asset, which was a change to the previously reported accounting for this transaction. For the quarterly period ended June 30, 2014, PDL elected to measure this asset at fair value each reporting period. The change in the estimated fair value of this asset at each reporting period will be shown on a single caption, “Royalty rights - change in fair value” in our Condensed Consolidated Statements of Income. The purchase of this asset will be reported as an investing activity in our Condensed Consolidated Statements of Cash Flows. The revenue recognized each period related to this asset will be reported as an adjustment to net income in order to determine net cash provided by (used in) operating activities in our Condensed Consolidated Statements of Cash Flows. Actual cash received will be reported as an investing cash inflow in our Condensed Consolidated Statements of Cash Flows, separate from cash used in investing activities to purchase the asset in 2013. The Company reviewed the impact of this change in accounting on prior annual and interim periods in accordance with SAB no. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the changes were not material for the period from October 18, 2013 (acquisition date), through March 31, 2014, and did not represent a material impact to our Condensed Consolidated Financial Statements in either our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

We evaluated the materiality of correcting the cumulative error in the period ended June 30, 2014. Based on such evaluation, we concluded that the correction was not material to that period. Accordingly, we corrected the cumulative error in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2014 as follows: (i) $5.8 million increase in total revenues, (ii) $5.0 million increase in pre-tax income, (iii) $3.2 million increase in net income. The impacts to our Condensed Consolidated Balance Sheet and Statements of Cash Flows were not material.

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

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Interest income recognized from financial assets that was previously reported as a component of "Interest and other income, net" in our Condensed Consolidated Statements of Income has been reclassified to "Interest revenue" as a component of revenue in the Condensed Consolidated statements of Income.

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2014	2013	2014	2013
Genentech	Avastin®	24%	32%	25%	33%
	Herceptin®	24%	31%	25%	32%
	Lucentis®	10%	14%	11%	16%

Biogen Idec[1]	Tysabri®	10%	12%	9%	11%

Depomed	Glumetza®	14%	0%	13%	0%
______________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri®. Prior to this our licensee for Tysabri® was identified as Elan.

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to royalties associated with our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. The last of these contracts expires in the fourth quarter of 2015. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

At the inception of each hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive loss." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in "Interests and other income, net" in the period the ineffectiveness occurs.

2. Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income per Basic and Diluted Share:	2014	2013	2014	2013
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic share	$102,235	$56,225	$267,173	$203,438
Add back interest expense for convertible notes, net of estimated tax of approximately $0 and $7 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $13 for the nine months ended September 30, 2014 and 2013, respectively.	—	12	—	25
Net income used to compute net income per diluted share	$102,235	$56,237	$267,173	$203,463

Denominator
Weighted-average shares used to compute net income per basic share	160,268	139,848	157,274	139,830
Restricted stock outstanding	96	80	113	76
Effect of dilutive stock options	22	20	22	19
Assumed conversion of Series 2012 Notes	2,247	9,674	3,301	10,141
Assumed conversion of May 2015 Notes	4,261	4,910	4,431	5,160
Assumed conversion of February 2015 Notes	—	61	—	140
Weighted-average shares used to compute net income per diluted share	166,894	154,593	165,141	155,366

Net income per share - basic	$0.64	$0.40	$1.70	$1.45
Net income per share - diluted	$0.61	$0.36	$1.62	$1.31

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

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculations of diluted net income per share 22.2 million and 20.8 million shares for the three months ended September 30, 2014 and 2013, respectively, and 22.2 million and 20.8 million shares for the nine months ended September 30, 2014 and 2013, for warrants issued in 2011, because conversion of the underlying May 2015 Notes is not assumed. These securities could be dilutive in future periods. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 26.1 million and 24.4 million shares were excluded from our calculations of net income per diluted share for the three months ended September 30, 2014 and 2013, respectively, and 26.1 million and 24.4 million shares were excluded from our calculation of diluted net income per share for the nine months ended September 30, 2014 and 2013, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three months ended September 30, 2014, 29.0 million shares for the nine months ended September 30, 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three months ended September 30, 2014, and 32.7 million shares were excluded from our calculation of net income per diluted share for the nine months ended September 30, 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three and nine months ended September 30, 2014, we excluded approximately 4,000 and 47,000 shares underlying outstanding stock options, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

For the three months ended September 30, 2013, we excluded approximately 121,000 and 10,000 shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive. For the nine months ended September 30, 2013, we excluded approximately 133,000 and zero shares underlying outstanding stock options and restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$173,340	$—	$—	$173,340	$85,970	$—	$—	$85,970
Corporate securities	—	2,847	—	2,847	—	5,238	—	5,238
Foreign currency hedge contracts	—	252		252	—	—	—	—
Royalty rights - at fair value	—	—	242,452	242,452	—	—	235,677	235,677
Total	$173,340	$3,099	$242,452	$418,891	$85,970	$5,238	$235,677	$326,885

Financial liabilities:
Foreign currency hedge contracts	$—	$9	$—	$9	$—	$8,871	$—	$8,871

There have been no transfers between levels during the three months ended September 30, 2014, and December 31, 2013. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of September 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow is based upon expected royalties from sales of licensed products over a nine year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $25.6 million or increase by $21.0 million, respectively. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $18.1 million or decrease by $19.4 million, respectively. A third-party expert is engaged to assist management with the assessment of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value is performed in each reporting period.

As of September 30, 2014, and December 31, 2013, the carrying value of the asset acquired and reported in our Condensed Consolidated Balance Sheets was approximately $226.6 million and $235.7 million, respectively. As of September 30, 2014, the maximum loss exposure was $226.6 million.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received PMA, in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at September 30, 2014 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $0.8 million or decrease by $0.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value is performed in each reporting period.

As of September 30, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $15.8 million. As of September 30, 2014, the maximum loss exposure was $15.8 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the nine months ending September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2013		$—

Transfer into Level 3		235,677
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$72,992
Proceeds from royalty rights - at fair value	$(81,717)
Total net change in fair value for the period		(8,725)
Purchases, issues, sales, and settlements
Purchases		15,500

Ending Balance at September 30, 2014		$242,452

The correction of the immaterial error as described in Note 1 resulted in accounting for the Depomed Royalty Agreement as a Level 3 financial asset. That correction has been identified above as a transfer into Level 3.

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$26,787	$—	$72,992	$—

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2014			December 31, 2013
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$47,694	$—	$46,042
Hyperion	1,200	—	1,200	1,194	—	1,195
AxoGen note receivable and embedded derivative	30,192	—	29,303	26,544	—	25,785
Avinger note receivable	20,516	—	19,746	20,250	—	19,061
LENSAR note receivable	39,645	—	40,000	39,572	—	39,572
Durata note receivable	40,000	—	40,000	24,995	—	24,995
Direct Flow Medical note receivable	35,212	—	36,752	34,799	—	34,799
Paradigm Spine note receivable	49,544	—	50,791	—	—	—
kaléo note receivable	152,078	—	152,140	—	—	—
Total	$418,578	$—	$420,123	$195,048	$—	$191,449

Liabilities:
Series 2012 Notes	$47,564	$69,172	$—	$172,630	$277,650	$—
May 2015 Notes	152,105	197,354	—	148,253	212,304	—
February 2018 Notes	274,512	292,560	—	—	—	—
Term loan	18,720	18,750	—	74,397	75,000	—
Total	$492,901	$577,836	$—	$395,280	$564,954	$—

As of September 30, 2014, the estimated fair value of our Paradigm Spine note receivable and kaléo note receivable, as of September 30, 2014 and December 31, 2013, the estimated fair values of our Wellstat Diagnostics note receivable, Hyperion note receivable, AxoGen note receivable and embedded derivative, Avinger note receivable, LENSAR note receivable, Durata note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. In all cases, the undiscounted expected future cash flows exceed the related carrying value.

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

The carrying value and estimated fair value of the AxoGen note include the value of a change of control embedded derivative valued at $1.2 million and $1.1 million at September 30, 2014, and December 31, 2013, respectively. We utilized discounted cash flows and probability analysis to estimate the fair value of the embedded derivative.

The Wellstat Diagnostics Note Receivable and Credit Agreement is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On September 30, 2014, the discounted cash flow was based upon expected income from estimated sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA. On December 31, 2013, the estimated fair value of Wellstat Diagnostics Note Receivable and Credit Agreement was determined by using a discounted cash flow that was based upon expected income from estimated sales through December 31, 2016.

On September 30, 2014, the carrying value of the Avinger and AxoGen notes exceeded their fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes to be Level 3 assets, as our valuations utilized significant unobservable inputs, including discount rates of 22.5% and 20.0%, respectively, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward looking performance, and current measures associated with high yield and Standard & Poor's Leveraged Commentary & Data indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of September 30, 2014, and December 31, 2013, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive loss" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
September 30, 2014
Cash	$108,267	$—	$—	$108,267	$108,267	$—
Money market funds	173,340	—	—	173,340	173,340	—
Corporate security	3,500	—	(653)	2,847	—	2,847
Total	$285,107	$—	$(653)	$284,454	$281,607	$2,847

December 31, 2013
Cash	$8,332	$—	$—	$8,332	$8,332	$—
Money market funds	85,970	—	—	85,970	85,970	—
Corporate security	3,500	1,738	—	5,238	—	5,238
Total	$97,802	$1,738	$—	$99,540	$94,302	$5,238

No gains or losses on sales of available-for-sale securities were recognized for the three and nine months ended September 30, 2014 and 2013.

The unrealized gain (loss) on investments included in "Other comprehensive income (loss), net of tax" was approximately ($425) thousand and $1.1 million as of September 30, 2014, and December 31, 2013, respectively. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. Based on our review of these securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2014, and December 31, 2013.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated

Balance Sheets as we have entered into a netting arrangement with the counterparty. As of September 30, 2014, and December 31, 2013, all outstanding Euro forward contracts were classified as cash flow hedges.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2014. In October 2014, we entered an additional series of Euro forward contracts covering the quarters in which our licensees' sales occurred through December 2015.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			September 30, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.270	Sell Euro	17,780	35	44,450	(3,760)
Euro	1.281	Sell Euro	20,488	208	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$38,268	$243	$111,614	$(8,871)

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	September 30, 2014	December 31, 2013
(In thousands)
Euro contracts	Prepaid and other current assets	$252	$—
Euro contracts	Accrued liabilities	$9	$7,355
Euro contracts	Other long-term liabilities	$—	$1,516

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$1,974	$(3,359)	$2,305	$(1,056)
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$(989)	$(32)	$(3,744)	$(1,011)
Net gain (loss) recognized in interest and other income, net -- cash flow hedges (3)	$2	$4	$5	$9
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately ($2) and ($4) for the three months ended September 30, 2014 and 2013, respectively, and ($5) and ($9) for the nine months ended September 30, 2014 and 2013, respectively.

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

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the nine months ended September 30, 2014.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill Wellstat Diagnostics' obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net". The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short term funding for its operations. At the same time, the Company entered into the First Amendment to Amended and Restated Credit Agreement with Wellstat Diagnostics. The material terms of the amendment include the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to sixty (60) days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default to Wellstat Diagnostics, due to, inter alia, its ongoing failure to pay its debts as they become due and Wellstat Diagnostics' failure to comply with certain covenants included in the First Amendment to Amended and Restated Credit Agreement by the deadlines to which the parties had agreed ("Borrower Notice"). The Borrower Notice accelerated all obligations under the Amended and Restated Credit Agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered a notice to each of the guarantors of Wellstat Diagnostic's obligations to the Company under the credit agreement ("the Guarantor Notice"). The Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed an Ex Parte Petition for Appointment of Receiver with the Circuit Court of Montgomery County, Maryland (the “Petition”), which was granted on the same day. The Order granting the Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On November 4, 2014, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement with Wellstat Diagnostics.  The amendment provides that additional funding, if any, to be made by the Company are conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

While the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full amount owed under the credit agreement. There can be no assurances that this in fact will be the case in the event of the Company’s foreclosure on the collateral or the timing in realizing on the value of such collateral.

As of September 30, 2014, the Company determined that its interest in Wellstat Diagnostics represented a variable interest in a variable interest entity since Wellstat Diagnostics' equity was not sufficient to finance its operations without amounts advanced to it under the Company's note and forbearance agreement. However, the Company does not have the power to direct the activities of Wellstat Diagnostics that most significantly impacts Wellstat Diagnostic's economic performance and is not the primary beneficiary of Wellstat Diagnostics; therefore, Wellstat Diagnostics is not subject to consolidation.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion has not made the payment due on March 5, 2014. The inability to make this payment constitutes a breach of the purchase agreement. The Company completed an impairment analysis as of September 30, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of September 30, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the AxoGen Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the AxoGen Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative that should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.2 million and $1.1 million as of September 30, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized gains of approximately $0.1 million and $0.0 million related to the change in the estimated fair value of the embedded derivative during the three month periods ended September 30, 2014 and 2013, respectively. The Company recognized gains of approximately $0.2 million and $0.4 million related to the change in the estimated fair value of the embedded derivative during the nine month periods ended September 30, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the AxoGen Royalty Agreement for a price applicable in a change of control.

During the term of the AxoGen Royalty Agreement, the Company was entitled to designate an individual to be a member of AxoGen's board of directors. The Company exercised this right and on October 5, 2012, upon the close of the transactions contemplated by the AxoGen Royalty Agreement, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors. On August 20, 2014, the Company's President and Chief Executive Officer resigned as a member of the board of directors of AxoGen. The resignation was not the result of any disagreement with AxoGen relating to its operations, policies or practices. PDL informed AxoGen that it does not intend to appoint a replacement board member at this time.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of September 30, 2014, the shares were valued at $2.8 million, which resulted in an unrealized loss of $0.7 million and is recorded in "Other comprehensive loss, net of tax."

As of September 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in AxoGen represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of AxoGen that most significantly impact AxoGen's economic performance and is not the primary beneficiary of AxoGen; therefore, AxoGen is not subject to consolidation by the Company.

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

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on the eleventh interest payment date. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loan. The loan will mature in April 2018.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The additional $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15.0 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014, and was the milestone needed to receive the tranche two funding. Within nine months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30.0 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans decreased to 12.75%.

Principal repayment will commence on the fifth interest payment date, March 31, 2015. The principal amount outstanding will be repaid quarterly over the remainder of the loans in an increasing percentage of the principal outstanding at commencement of repayment. The loans will mature on October 31, 2018. Durata may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The Company is entitled to receive a fee in addition to the prepayment penalty in the event that Durata undergoes a change of control. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Durata.

On October 5, 2014, Durata entered into an agreement to be acquired by a wholly-owned subsidiary of Actavis plc pursuant to a tender offer. In connection with the acquisition, Durata has informed PDL that they expect to terminate the credit agreement and pay-off the loans (plus any accrued and unpaid interest, applicable fees or premiums). There can be no assurance that the acquisition will be consummated or that the credit agreement will be paid-off.

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

On November 10, 2014, PDL and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from a contemporaneous equity offering prior to December 31, 2014. In exchange, Direct Flow Medical agreed to amend the Credit Agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted PDL certain board of director observation rights. Upon occurrence of the borrowing of the second tranche, the interest rate applicable to all loans under the credit agreement will be 13.5% per annum.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment of specified sales and other milestones before December 31, 2014, the Company will fund Paradigm Spine between an additional $6.25 million and $12.5 million, at Paradigm Spine’s discretion. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company will fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is March 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

As of September 30, 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

For carrying value and fair value information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	September 30, 2014	December 31, 2013
(In thousands)
Compensation	$2,409	$768
Interest	4,603	2,925
Deferred tax liability	2,576	—
Deferred revenue	1,052	—
Foreign currency hedge	9	7,355
Dividend payable	24,272	59
Legal	535	324
Other	221	426
Total	$35,677	$11,857

8. Commitments and Contingencies

Legal Proceedings

Resolution of Past Challenges to the Queen et al. Patents in the United States and Europe

Settlement with Novartis

On February 25, 2011, we reached a settlement with Novartis. Under the settlement agreement, PDL agreed to dismiss its claims against Novartis in its action in Nevada state court which also includes Genentech and Roche as defendants. Novartis agreed to withdraw its opposition appeal in the European Patent Office challenging the validity of the ‘216B Patent. Under the settlement agreement with Novartis, we will pay Novartis certain amounts based on net sales of Lucentis® made by Novartis during calendar year 2011 and beyond. The settlement does not affect our claims against Genentech and Roche in the Nevada state court action. We do not currently expect such amount to materially impact our total annual revenues.

Genentech / Roche Matter

Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPC’s, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125% on worldwide sales of Avastin®, Herceptin®, Xolair®, Perjeta® and Kadcyla® occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the United States and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin®, Herceptin®, Lucentis®, Xolair® and Perjeta® are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla® and Gazyva™ are licensed products. With respect to Lucentis®, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva™ remains unchanged from the existing license agreement pertaining thereto.

The agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, Kadcyla® and Gazyva™ and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

Other Legal Proceedings

In addition, from time to time, we are subject to various other legal proceedings and claims that arise in the ordinary course of business and that we do not expect to materially impact our financial statements.

The Company, its directors, and certain of its officers are parties to two related lawsuits filed by shareholders of the Company in federal court in Nevada. The first lawsuit, which purports to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, alleges that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition.  This action is entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526 (D. Nev. filed Sept. 18, 2014). The second lawsuit, which purports to be brought derivatively on behalf of the Company, seeks to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action is entitled Freely v. Lindell, et al., No. 2:14-cv-01738 (D. Nev. filed Oct. 20, 2014).

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $81.8 million. In April 2010, Abbott acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie Biotherapeutics, Inc.were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2014	2014	2013
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$48,311	$47,564	$172,630
May 2015 Notes	May 1, 2015	$155,250	152,105	148,253
February 2018 Notes	February 1, 2018	$300,000	274,512	—
Term Loan	October 28, 2014	$18,750	18,720	74,397
Total			$492,901	$395,280

As of September 30, 2014, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Principal amount of the Series 2012 Notes	$48,311	$180,000
Unamortized discount of liability component	(747)	(7,370)
Total	$47,564	$172,630

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$347	$1,290	$1,455	$3,864
Amortization of debt issuance costs	64	289	996	860
Amortization of debt discount	404	1,538	1,783	4,538
Total	$815	$3,117	$4,234	$9,262

As of September 30, 2014, our Series 2012 Notes are convertible into 191.671 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.22 per common share, subject to further adjustment upon certain events including dividend payments. As of September 30, 2014, the remaining discount amortization period was 0.4 years.

Our common stock price exceeded the conversion threshold price of $6.89 per common share for at least 20 days during the 30 consecutive trading days ended June 30, 2014; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended September 30, 2014. Our common stock price exceeded the conversion threshold price of $6.78 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2014; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending December 31, 2014. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the quarter ended September 30, 2014. At September 30, 2014, the if-converted value of our Series 2012 Notes exceeded their principal amount by approximately $20.9 million.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of September 30, 2014, the remaining discount amortization period is 0.6 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Principal amount of the May 2015 Notes	$155,250	$155,250
Unamortized discount of liability component	(3,145)	(6,997)
Total	$152,105	$148,253

Interest expense for our May 2015 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$1,455	$1,456	$4,366	$4,366
Amortization of debt issuance costs	320	309	952	920
Amortization of debt discount	1,308	1,215	3,852	3,582
Total	$3,083	$2,980	$9,170	$8,868

As of September 30, 2014, our May 2015 Notes are convertible into 167.9812 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.95 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock exceeded the conversion threshold price of $7.86 for at least 20 days during the 30 consecutive trading days ended June 30, 2014; accordingly, the May 2015 Notes were convertible at the option of the holder during the quarter ended September 30, 2014. Our common stock price exceeded the conversion threshold price of $7.74 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2014; accordingly, the May 2015 Notes are convertible at the option of the holder during the quarter ending December 31, 2014. At September 30, 2014, the if-converted value of our May 2015 exceeded their principal amount by approximately $39.6 million.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 26.1 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $5.95 and $7.00, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $5.95, but below $7.00, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.00, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.00. For example, a 10% increase in the share price above $7.00 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met, and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at September 30, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

The initial conversion rate for the February 2018 Notes is 109.1048 shares of the Company's common stock per $1,000 principal amount of February 2018 Notes, which is equivalent to an initial conversion price of approximately $9.17 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the indenture. Upon conversion, the Company will be required to pay cash and, if applicable, deliver shares of the Company's common stock as described in the indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2014, the remaining discount amortization period is 3.3 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	September 30, 2014
Principal amount of the February 2018 Notes	$300,000
Unamortized discount of liability component	(25,488)
Total	$274,512

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Contractual coupon interest	$3,000	$—	$7,633	$—
Amortization of debt issuance costs	536	—	1,358	—
Amortization of debt discount	1,688	—	4,238	—
Total	$5,224	$—	$13,229	$—

As of September 30, 2014, our February 2018 Notes are not convertible. At September 30, 2014, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of September 30, 2014, the interest rate was 2.22%. Interest and principal payment associated with the Term Loan were paid on the interest payment date of July 30, 2014. The principal balance outstanding as of September 30, 2014, was $18.8 million. This principal balance and outstanding interest was paid in full on October 28, 2014.

10. Other Long-Term Liabilities

	September 30,	December 31,
	2014	2013
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	1,249	—
Uncertain tax positions	19,359	10,826
Long-term deferred tax liabilities	10,404	—
Foreign currency hedge	—	1,516
Total	$41,712	$23,042

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 15, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2014:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance December 31, 2013	4,478	172	$16.52	114	$7.45
Granted	(312)	—		312	8.39
Shares released	—	—		(48)	8.27
Forfeited or canceled	115	(115)	22.08	—
Plan shares expired	(115)	—		—
Balance at September 30, 2014	4,166	57	$5.41	378	$8.12

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

In connection with the September 12, 2014, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	191.671	$5.22	September 3, 2014
May 2015 Notes	167.9812	$5.95	September 3, 2014

13. Income Taxes

For the three and nine months ended September 30, 2014 and 2013, income tax expense was primarily derived by applying the federal statutory rate of 35% to operating income before income taxes.

The uncertain tax positions increased during the three months ended September 30, 2014, by $4.4 million resulting from an increase in tax uncertainties and estimated tax liabilities, partially offset by the release of $7.2 million in federal credits taken with respect to our 2009 income tax return. The uncertain tax positions increased during the nine months ended September 30, 2014, by $10.0 million as a result of the increase in tax uncertainties and estimated tax liabilities accrued in the nine months ended September 30, 2014, partially offset by the release of $7.2 million in federal credits taken with respect to our 2009 income tax return.

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2013	$1,129	$(6,017)	$(4,888)
Activity for the nine months ended September 30, 2014	(1,554)	6,049	4,495
Ending Balance at September 30, 2014	$(425)	$32	$(393)

15. Subsequent Events

Convertible Note Exchange Agreement

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it will retire approximately $26.0 million in principal of the Company’s outstanding Series 2012 Notes. The exchange agreement provides for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company will issue a number of shares of its common stock and pay a cash payment, in each case as determined pursuant to the terms of the exchange agreement, which utilizes substantially the same calculation for a conversion of the Series 2012 Notes as provided for in the indenture governing the Series 2012 Notes. Such shares of common stock being issued in exchange for the Series 2012 Notes will be issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) thereof. The Company anticipates the closing of this transaction to occur on or about November 24, 2014, following completion of a 20-day averaging period similar to that required under the indenture. Consummation of this transaction is conditioned on customary closing conditions and there is no assurance the Company will ultimately consummate the acquisition of any of its Series 2012 Notes.

Royalty Acquisition

On November 6, 2014, PDL acquired a portion of all royalty payments of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga™ (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved by the U.S. Food and Drug Administration (FDA) on August 19, 2014. In addition to the recent FDA approval, marketing applications for Cerdelga are under review by the European Medicines Agency and other regulatory authorities.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time they were made, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below or incorporated by reference herein, and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has invested approximately $780 million to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment.

Recent Developments

Genentech/Roche Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125% on worldwide sales of Avastin®, Herceptin®, Xolair®, Perjeta® and Kadcyla® occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the United States and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin®, Herceptin®, Lucentis®, Xolair® and Perjeta® are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla® and Gazyva™ are licensed products. With respect to Lucentis®, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva™ remains unchanged from the existing license agreement pertaining thereto.

The agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, Kadcyla® and Gazyva™ and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

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

Dividend Payment and Effect on Conversion Rates for the Convertible Notes

On January 29, 2014, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2014 will be $0.15 per share of common stock, payable on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. On September 12, 2014, we paid the regular quarterly dividend to our stockholders totaling $24.0 million using earnings generated in the three months ended September 30, 2014.

Wellstat Diagnostics Note Receivable and Credit Agreement

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Borrower Notice. The Borrower Notice accelerated all obligations under the Amended and Restated Credit Agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Guarantor Notice. The Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed an Ex Parte Petition for Appointment of Receiver with the Circuit Court of Montgomery County, Maryland (the “Petition”), which was granted on the same day. The Order granting the Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On October/November 4, 2014, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement with Wellstat Diagnostics.  The amendment provides that additional funding, if any, to be made by the Company are conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Subsequent Events

Convertible Note Exchange Agreement

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it will retire $25,974,000 in principal of the Company’s outstanding Series 2012 Notes. The exchange agreement provides for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company will issue a number of shares of its common stock and pay a cash payment, in each case as determined pursuant to the terms of the exchange agreement, which utilizes substantially the same calculation for a conversion of the Series 2012 Notes as provided for in the indenture governing the Series 2012 Notes. Such shares of common stock being issued in exchange for the Series 2012 Notes will be issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) thereof. The Company anticipates the closing of this transaction to occur on or about November 24, 2014, following completion of a 20-day averaging period similar to that required under the indenture. Consummation of this transaction is conditioned on customary closing conditions and there is no assurance the Company will ultimately consummate the acquisition of any of its Series 2012 Notes.

Royalty Acquisition

On November 6, 2014, PDL acquired a portion of all royalty payments of the University of Michigan’s (“U-M”) worldwide royalty interest in Cerdelga™ (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved by the U.S. Food and Drug Administration (FDA) on August 19, 2014. In addition to the recent FDA approval, marketing applications for Cerdelga are under review by the European Medicines Agency and other regulatory authorities.

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

Our '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extend our patent protection with respect to Avastin,® Herceptin®, Lucentis, Xolair® and Tysabri® generally until December 2014, except that the SPCs for Herceptin® expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States.

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

Our total revenues from licensees under our Queen et al. patents were $123.9 million and $96.3 million net of rebates and foreign exchange hedge adjustments for the three months ended September 30, 2014 and 2013, respectively, and $355.0 million and $331.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2014, we received royalties on sales of the nine humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin®
Herceptin®
Xolair®
Lucentis®
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri®

Chugai	Actemra®

Roche	Gazyva™
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri®. Prior to this our licensee for Tysabri® was identified as Elan.

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into a Settlement Agreement with Genentech and Roche that resolves all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125% on worldwide sales of Avastin®, Herceptin, Xolair®, Perjeta® and Kadcyla® occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the United States and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin®, Herceptin®, Lucentis®, Xolair® and Perjeta® are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla® and Gazyva™ are licensed products. With respect to Lucentis®, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva™ remains unchanged from the existing license agreement pertaining thereto.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta®, Kadcyla® and Gazyva™ and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated does not include certain taxes and discounts.

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

Based upon the flat royalty rate of 2.125% being retroactive to August 15, 2013, we received a one-time payment of net royalties due under the Settlement Agreement of $5.0 million, which was recognized as royalty revenue in the first quarter of 2014.

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

Genentech Products Made or Sold in the United States	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we received from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter were higher than the average royalty rates for following quarters. The average royalty rates for payments we received from Genentech were generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. As a result of the Settlement Agreement, the royalty rate of 2.125% will be consistent across all reporting periods in 2014. In 2013, the blended rate for the full year of royalties from Genentech Products was approximately 1.9%.

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

The following is an update on some developments with respect to our Genentech/Roche licensed products:

•
Avastin®: Genentech/Roche announced that its application for approval for the treatment of recurrent platinum-resistant ovarian cancer in the US had been granted priority review with a PDUFA date of November 19. 2014; that EU approval for the treatment of ovarian cancer that is resistant to platinum-based chemotherapy had been granted on August 6, 2014; and that US approval for the treatment of persistent, recurrent or metastatic cervical cancer in combination with chemotherapy had been granted on August 14, 2014.

•
Lucentis®: Genentech/Roche announced that a US filing for approval for the treatment of diabetic retinopathy. Regeneron announced top line results from a three-arm trial comparing its drug Eylea with Avastin® and Lucentis® in patients with diabetic macular edema which showed a greater change in best corrected visual acuity in patients treated with Eylea compared those treated with either Avastin® or Lucentis®.

•	Xolair®: FDA updated the label to warn about a slightly increased risk of cardiovascular and cerebrovascular events as well as a potential risk of cancer on September 26, 2014.

•	Actemra®: Genentech/Roche announced that the EU had approved an expansion of its label to include treatment of patients with early rheumatoid arthritis on September 8, 2014.

•
Perjeta®: Genentech/Roche announced on September 28, 2014, that final data from Phase 3 study in patients with previously untreated HER2+ metastatic breast cancer who were treated with Perjeta®, Herceptin® and docetaxel lived a median of 56.5 months compared to 40.8 months for patients treated with Herceptin® and docetaxel. Median overall survival of almost five years is the longest observed to date in patients with metastatic HER2+ breast cancer.

•	Kadcyla®: Genentech/Roche announced approval in the EU for the first line treatment of chronic lymphocytic lymphoma.

Biogen Idec

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri® product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Elan prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri®. All obligations under our original patent license agreement with Elan have been assumed by Biogen Idec.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra® product manufactured in the United States prior to patent expiry. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Chugai prior to such expiration upon sixty days written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events.

On October 21, 2013, Genentech/Roche announced approval of the subcutaneous formulation of Actemra in the United States. On April 28, 2014, Roche announced approval of the subcutaneous formulation of Actemra in the European Union.

Licensing Agreements for Non-Marketed Products

We have also entered into licensing agreements under which we have licensed certain rights under our Queen et al. patents to make, use and sell certain products that are not currently marketed. Certain of these development-stage products are currently in Phase 3 clinical trials. With respect to these agreements, we may receive payments based on certain development milestones and annual maintenance fees. We may also receive royalty payments if the licensed products receive marketing approval and are manufactured or generate sales before the expiration of our Queen et al. patents. For example, solanezumab is the Lilly licensed antibody for the treatment of Alzheimer's disease. If Lilly’s antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the 2% royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization.

Depomed

On October 18, 2013, we entered into the Depomed Royalty Agreement, whereby we acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. As the licensor of certain patents, Depomed retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreement. Depomed retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. In respect of the royalty stream relating to the Glumetza® diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, U.S. patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

VB

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received PMA in exchange for a $15.5 million cash payment, less fees.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the “Risk Factors” section of this Quarter Report on Form 10-Q for additional factors that may impact our business and results of operations.

Critical Accounting Policies and Uses of Estimates

Except as set forth below, during the nine months ended September 30, 2014, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Operating Results

Three and nine months ended September 30, 2014, compared to three and nine months ended September 30, 2013

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2014	2013	Year %	2014	2013	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$123,916	$96,314	29%	$355,008	$331,778	7%
Royalty rights - change in fair value	27,602	—	N/M	73,807	—	N/M
Interest revenue	13,076	2,864	357%	34,760	11,516	202%
License and other	—	1,000	N/M	575	1,000	(43%)
Total revenues	$164,594	$100,178	64%	$464,150	$344,294	35%
__________________________
N/M = Not meaningful

Total revenues were $164.6 million and $100.2 million for the three months ended September 30, 2014 and 2013, respectively, and $464.2 million and $344.3 million for the nine months ended September 30, 2014 and 2013. During the three months ended September 30, 2014 and 2013, our revenues consisted primarily of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents and interest revenue associated with our notes receivable debt financings to late stage healthcare companies, and during the three months ended September 30, 2014, royalty revenues also included $27.6 million in royalties primarily associated with the royalties from U.S. sales of Glumetza® and Janumet® XR and change in fair value from our Depomed Royalty Agreement. Revenue of $27.6 million recognized as royalty rights revenue in the three months ended September 30, 2014 represents the increase in fair value of the acquired royalty rights in the period. Cash receipts from the acquired royalty rights in the three months ended September 30, 2014 were approximately $32.3 million, which exceeded the change in fair value recorded as revenue and resulted in a decrease in the carrying value (at fair value) of the royalty rights as of September 30, 2014. Royalty revenue from Queen et al. patents is net of the payments made under our February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the company receives from Lucentis sales made by Novartis outside the United States. The amount paid is less than we receive in royalties on such sales.

Total revenues increased 64% for the three months ended September 30, 2014, when compared to the same period in 2013, and increased 35% for the nine months ended September 30, 2014, when compared to the same period in 2013. The growth is primarily driven by the addition of the royalty revenue and change in fair value from PDL's purchase of Depomed's diabetes-related royalties, increased royalties in the first three quarters of 2014 related to sales of Avastin®, Herceptin®, Xolair®, Kadcyla®, Perjeta®, Tysabri® and Actemra®, along with a higher fixed royalty rate in 2014 over the blended fixed and tiered 2013 rate, a first quarter of 2014 $5.0 million retroactive payment from Genentech related to our Settlement Agreement, and an increase in interest revenue from new debt financings to late stage healthcare companies as part of our strategy to acquire income generating assets.

While our Queen et al. licensed products' sales increased quarter over quarter, the increase in royalty revenues is also a result of the current fixed royalty rate of 2.125% on net sales of Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta® and Kadcyla® in 2014 compared to the combination of tiered and fixed royalty rates applicable in the third quarter of 2013. Previously, Genentech Products that were made or sold in the United States were subject to tiered royalty rates dependent on aggregate net sales and Genentech Products both made and sold outside of the United States were subject to a fixed royalty rate of 3%. The current fixed royalty rate of 2.125% in 2014 compares to a year to date blended rate of 2.07% for year to date period ended September 30, 2013.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2014 and 2013:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2014	2013	2014	2013
Genentech	Avastin®	24%	32%	25%	33%
	Herceptin®	24%	31%	25%	32%
	Lucentis®	10%	14%	11%	16%

Biogen Idec[1]	Tysabri®	10%	12%	9%	11%

Depomed	Glumetza®	14%	0%	13%	0%
__________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri®. Prior to this our licensee for Tysabri® was identified as Elan.

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

For the three and nine months ended September 30, 2014 and 2013, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as accumulated other comprehensive income (loss). Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended September 30, 2014 and 2013, as a result of our Euro forward contracts, we recognized ($1.5) million and $0.0 million as additions/(reductions) in royalty revenues from our Euro contracts, respectively, and for the nine months ended September 30, 2014 and 2013, we recognized ($5.8) million and $1.6 million as additions/(reductions) in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2014	2013	Year %	2014	2013	Year %
(In thousands)
General and administrative	$5,686	$7,925	(28)%	$17,188	$21,894	(21)%
Percentage of total revenues	3%	8%		4%	6%

The decrease in operating expenses for the three months ended September 30, 2014, as compared to the same period in 2013, was a result of a decrease in general and administrative expenses of $3.6 million for legal expenses mostly related to litigation, partially offset by an increase in general and administrative expenses of $0.6 million for professional services mostly related to the acquisition of other income related assets, $0.4 million for compensation, and $0.2 million for stock compensation.

The decrease in operating expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, was a result of a decrease in general and administrative expenses of $9.0 million related to legal expenses mostly related to litigation, partially offset by an increase in general and administrative expenses of $2.0 million for professional services mostly related to the acquisition of other revenue related assets and $1.6 million for compensation.

Non-operating Expense, Net

Non-operating expense, net, increased, in part, due to the first quarter 2014 loss on extinguishment of debt related to the Series 2012 Note partial extinguishment and the interest expense on the new February 2018 Notes. The increase in interest expense for the nine months ended September 30, 2014, over the same period of 2013, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended September 30, 2014 and 2013 was $47.4 million and $30.0 million, respectively, and for the nine months ended September 30, 2014 and 2013, was $144.1 million and $101.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The increase in tax expense is primarily attributable to an increase in the Company's income before income taxes.

The uncertain tax positions increased during the three months ended September 30, 2014, by $4.4 million resulting from an increase in tax uncertainties and estimated tax liabilities, partially offset by the release of $7.2 million in federal credits taken with respect to our 2009 income tax return. The uncertain tax positions increased during the nine months ended September 30, 2014, by $10.0 million as a result of the increase in tax uncertainties and estimated tax liabilities accrued in the nine months ended September 30, 2014, partially offset by the release of $7.2 million in federal credits taken with respect to our 2009 income tax return.

Net Income per Share

Net income per share for the three and nine months ended September 30, 2014 and 2013, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income per share - basic	$0.64	$0.40	$1.70	$1.45
Net income per share - diluted	$0.61	$0.36	$1.62	$1.31

The increase in net income per diluted share is primarily due to the increased revenues and the resulting increase in net income for the period, partially offset by the increase in outstanding shares.

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license related revenues, public and private placements of debt and equity securities and interest income on invested capital. We currently have ten employees managing our intellectual property, our licensing operations and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments in the aggregate of $284.5 million and $99.5 million at September 30, 2014, and December 31, 2013, respectively. The increase was primarily attributable to net cash provided by the proceeds from the issuance of the February 2018 Notes of $300.0 million, proceeds from royalty rights of $81.7 million, proceeds from the issuance of warrants of $11.4 million, and cash generated by operating activities of $223.2 million, offset in part by cash advanced on notes receivable of $215.0 million, purchase of call options for $31.0 million, repurchase of a portion of the Series 2012 Notes for $29.9 million, payment of dividends of $72.1 million, repayment of a portion of the Term Loan of $56.3 million, purchase of royalty rights - at fair value of $15.5 million, and payment of debt issuance costs related to the February 2018 Note issuance of $9.3 million. We believe that cash from future revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. Although the last of our Queen et al. patents expire in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful royalty revenue from our Queen et al. patents beyond the first quarter of 2016.

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

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. PDL sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, PDL exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to PDL and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby PDL agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. PDL agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement, and no further advances have been provided by the Company to Wellstat Diagnostics during the nine months ended September 30, 2014.

On August 15, 2013, the owners and affiliates of Wellstat Diagnostics completed a financing transaction to fulfill Wellstat Diagnostics' obligations under the forbearance agreement. On August 15, 2013, the Company entered into an amended and restated credit agreement with Wellstat Diagnostics. The Company determined that the new agreement should be accounted for as a modification of the existing agreement.

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net". The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note is repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short term funding for its operations. At the same time, the Company entered into the First Amendment to Amended and Restated Credit Agreement with Wellstat Diagnostics. The material terms of the amendment include the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to sixty (60) days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Borrower Notice. The Borrower Notice accelerated all obligations under the Amended and Restated Credit Agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, includes an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Guarantor Notice. The Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed an Ex Parte Petition for Appointment of Receiver with the Circuit Court of Montgomery County, Maryland (the “Petition”), which was granted on the same day. The Order granting the Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On November 4, 2014, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement with Wellstat Diagnostics.  The amendment provides that additional funding, if any, to be made by the Company are conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

While the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full amount owed under the credit agreement. There can be no assurances that this in fact will be the case in the event of the Company’s foreclosure on the collateral or the timing in realizing on the value of such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and March 5, 2014. The first payment of $1.2 million was paid on March 5, 2013. The second and final payment of $1.2 million was due on March 5, 2014. Hyperion has not made the payment due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of September 30, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company will receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement has an eight year term and provides PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million beginning in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen has been granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. AxoGen plans to use the remainder of the proceeds to support the business plan for its products. The royalty rights are secured by the cash and accounts receivable of AxoGen.

Under the AxoGen Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the AxoGen Royalty Agreement, the Company may require AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative that should be bifurcated and separately accounted for at fair value.

In the event of a change of control, AxoGen must repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would generate a 32.5% internal rate of return to the Company. The Company has concluded that the change of control provision is an embedded derivative that should be bifurcated and separately recorded at its estimated fair value. The estimated fair value of the change of control provision was approximately $1.2 million and $1.1 million as of September 30, 2014, and December 31, 2013, respectively. The estimated fair value of this embedded derivative is included in the carrying value of the AxoGen note receivable. The Company recognized gains of approximately $0.1 million and $0.0 million related to the change in the estimated fair value of the embedded derivative during the three month periods ended September 30, 2014 and 2013, respectively. The Company recognized approximately $0.2 million and $0.4 million related to the change in the estimated fair value of the embedded derivative during the nine months ended September 30, 2014 and 2013, respectively.

At any time after September 30, 2016, AxoGen, at its option, can repurchase the assigned interests under the AxoGen Royalty Agreement for a price applicable in a change of control.

During the term of the AxoGen Royalty Agreement, the Company was entitled to designate an individual to be a member of AxoGen's board of directors. The Company exercised this right and on October 5, 2012, upon the close of the transactions contemplated by the AxoGen Royalty Agreement, the Company's President and Chief Executive Officer was elected to AxoGen's board of directors. On August 20, 2014, the Company's President and Chief Executive Officer resigned as a member of the board of directors of AxoGen. The resignation was not the result of any disagreement with AxoGen relating to its operations, policies or practices. PDL informed AxoGen that it does not intend to appoint a replacement board member at this time.

On August 14, 2013, PDL purchased 1,166,666 shares of AXGN at $3.00 per share, totaling $3.5 million. The shares are classified as available for sale and recorded as short term investments on the balance sheet. As of September 30, 2014, the shares were valued at $2.8 million, which resulted in an unrealized loss of $0.7 million and is recorded in "Other comprehensive loss, net of tax."

As of September 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in AxoGen represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of AxoGen that most significantly impact AxoGen's economic performance and is not the primary beneficiary of AxoGen; therefore, AxoGen is not subject to consolidation by the Company.

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

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on the eleventh interest payment date. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loan. The loan will mature in April 2018.

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

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The additional $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Durata Credit Agreement

On October 31, 2013, PDL entered into a credit agreement with Durata, under which the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15.0 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014, and was the milestone needed to receive the tranche two funding. Within nine months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30.0 million borrowing. Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 14.0% per annum, payable quarterly in arrears. Upon occurrence of the tranche two milestone, the interest rate of the loans decreased to 12.75%.

Principal repayment will commence on the fifth interest payment date, March 31, 2015. The principal amount outstanding will be repaid quarterly over the remainder of the loans in an increasing percentage of the principal outstanding at commencement of repayment. The loans will mature on October 31, 2018. Durata may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The Company is entitled to receive a fee in addition to the prepayment penalty in the event that Durata undergoes a change of control. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Durata.

On October 5, 2014, Durata entered into an agreement to be acquired by a wholly-owned subsidiary of Actavis plc pursuant to a tender offer. In connection with the acquisition, Durata has informed PDL that they expect to terminate the credit agreement and pay-off the loans (plus any accrued and unpaid interest, applicable fees or premiums). There can be no assurance that the acquisition will be consummated or that the credit agreement will be paid-off.

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

On November 10, 2014, PDL and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from a contemporaneous equity offering prior to December 31, 2014. In exchange, Direct Flow Medical agreed to amend the Credit Agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted PDL certain board of director observation rights. Upon occurrence of the borrowing of the second tranche, the interest rate applicable to all loans under the credit agreement will be 13.5% per annum.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into a credit agreement with Paradigm Spine, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. Upon the attainment of specified sales and other milestones before December 31, 2014, the Company will fund Paradigm Spine between an additional $6.25 million and $12.5 million, at Paradigm Spine’s discretion. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company will fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by 100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada), 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection) (collectively, the "Revenue Interests"), and by a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is March 2029. kaléo may redeem the secured notes at any time, subject to a redemption premium.

As of September 30, 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of September 30, 2014, and December 31, 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the assets acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The asset is classified as a Level 3 assets with the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $25.6 million or increase by $21.0 million, respectively. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $18.1 million or decrease by $19.4 million, respectively. A third-party expert was engaged to help management develop its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received PMA in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at September 30, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $0.8 million or decrease by $0.8 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions effecting fair market value will be performed in each reporting period.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of September 30, 2014, the remaining discount amortization period is 0.6 years.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 26.1 million shares of our common stock. We may exercise the purchased call options upon conversion of our May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of our May 2015 Notes remain outstanding.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $5.95 and $7.00, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $5.95, but below $7.00, upon conversion of our May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $7.00, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $7.00. For example, a 10% increase in the share price above $7.00 would result in the issuance of 2.0 million incremental shares upon exercise of the warrants. If our share price increases, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of our May 2015 Notes, prior to conversion or exercise, our May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2014, and December 31, 2013, the market price condition for convertibility of our May 2015 Notes was not met, and there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at September 30, 2014, and December 31, 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

The initial conversion rate for the February 2018 Notes is 109.1048 shares of the Company's common stock per $1,000 principal amount of February 2018 Notes, which is equivalent to an initial conversion price of approximately $9.17 per share of common stock, subject to adjustments upon the occurrence of certain specified events as set forth in the indenture. Upon conversion, the Company will be required to pay cash and, if applicable, deliver shares of the Company's common stock as described in the indenture.

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February

2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2014, the remaining discount amortization period is 3.3 years.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at September 30, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, were recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of September 30, 2014, the interest rate was 2.22%. Interest and the remaining principal payments associated with the Term Loan were paid on the interest payment date of October 28, 2014. The principal balance outstanding as of September 30, 2014 was $18.8 million. This principal balance and outstanding interest was paid in full on October 28, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loan

As of September 30, 2014, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes, Term Loan, Series 2012 Notes and May 2015 Notes, which in the aggregate totaled $522.3 million in principal.

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

Notes Receivable and Other Long Term Receivables

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by PDL at the close of the transaction. The additional $20.0 million in the form of the second tranche is no longer available to LENSAR under the terms of the Credit Agreement.

On October 31, 2013, PDL entered into a credit agreement with Durata, whereby the Company made available to Durata up to $70.0 million. Of the $70.0 million available to Durata, an initial $25.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. On May 27, 2014, the Company funded Durata an additional $15.0 million (tranche two) as a result of Durata's marketing approval of dalbavancin in the United States, which occurred on May 23, 2014 and was the milestone needed to receive the tranche two funding. Within nine months after the occurrence of the tranche two milestone, Durata may request up to a single additional $30 million borrowing.

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, as amended, in which PDL will provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35 million, net of fees, was provided by the company at the close of the transaction. Upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from a contemporaneous equity offering prior to December 31, 2014, the Company will loan to Direct Flow Medical an additional $15.0 million, net of fees.

On February 18, 2014, PDL entered into a credit agreement with Paradigm Spine, in which PDL will provide up to $75.0 million to Paradigm Spine. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was provided by the company at the close of the transaction. Under the original agreement, upon the attainment of specified sales and other milestones to be accomplished no later than December 31, 2014, the Company will loan to Paradigm Spine up to an additional $12.5 million, net of fees. Upon the attainment of additional specified sales and other milestones to be accomplished no later than December 31, 2015, the Company will loan to Paradigm Spine up to an additional $12.5 million, net of fees.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $81.8 million. If Facet were to default, we could also be responsible for lease related costs including utilities, property taxes and common area maintenance which may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013, related to this guarantee.

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

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. Our current contracts extend through the fourth quarter of 2015 and are all classified for accounting purposes as cash flow hedges. We continue to monitor the change in the Euro exchange rate and regularly purchase additional forward contracts to achieve hedged rates that approximate the average exchange rate of the Euro over the year, which we anticipate will better offset potential changes in exchange rates than simply entering into larger contracts at a single point in time.

In January 2012, we modified our existing Euro forward and option contracts related to our licensees’ sales through December 2012 into forward contracts with more favorable rates than the rate that was ensured by the previous contracts. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occur through December 2013.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. In August 2012, we de-designated and terminated certain forward contracts, recording a gain of approximately $391,000 in "Interest and other income, net". The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts that was then exchanged for new hedges of 2014 Euro-denominated royalties. These 2014 hedges were entered into at a rate more favorable than the market rate as of the date of the exchange.

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive loss, net of tax" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at September 30, 2014, and December 31, 2013:

Euro Forward Contracts			September 30, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.270	Sell Euro	17,780	35	44,450	(3,760)
Euro	1.281	Sell Euro	20,488	208	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$38,268	$243	$111,614	$(8,871)

Interest Rate Risk

Our investment portfolio was approximately $176.2 million at September 30, 2014, and $91.2 million at December 31, 2013, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $559.1 million at September 30, 2014, and $490.0 million at December 31, 2013, based on available pricing information. At September 30, 2014, and December 31, 2013, our convertible notes consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. At September 30, 2014, our convertible notes also consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

 ITEM 1.           LEGAL PROCEEDINGS

The Company, its directors, and certain of its officers are parties to two related lawsuits filed by shareholders of the Company in federal court in Nevada. The first lawsuit, which purports to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, alleges that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition. This action is entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526 (D. Nev. filed Sept. 18, 2014).  The second lawsuit, which purports to be brought derivatively on behalf of the Company, seeks to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action is entitled Freely v. Lindell, et al., No. 2:14-cv-01738 (D. Nev. filed Oct. 20, 2014).

ITEM 1A.        RISK FACTORS

Except as set forth below, during the nine months ended September 30, 2014, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

We have not been and have no current intention to register as an "investment company" under the Investment Company Act of 1940, or the 40 Act, because we believe the nature of our assets and the sources of our income currently exclude us from the definition of an investment company pursuant to Sections (3)(a)(1)(A) and (3)(a)(1)(C) under the 40 Act and Rule 270.3a-1 of Title 17 of the Code of Federal Regulations. Accordingly, we are not currently subject to the provisions of the 40 Act, such as compliance with the 40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an "investment company" under the 40 Act, it must both: (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire  investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the 40 Act applies.

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

Specifically, our mixture of debt vs. royalty assets is important to our classification as an “investment company” or not. In this regard, while we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the 40 Act provided by Section 3(c)(5)(A). To qualify for Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in "notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services" (or Qualifying Assets). In a no-action letter issued to Royalty Pharma on August 13, 2010, the SEC staff stated that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff's no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), we could be required to register under the 40 Act.

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

We have in the past and are currently involved in, and expect that in the future we will from time to time be involved in, litigation, either as a defendant or a plaintiff, which could have a negative impact on our operations and results.

Monitoring and defending against or prosecuting legal actions is time-consuming for our management and may detract from our ability to fully focus our internal resources on our core business goal of acquiring and managing income generating assets. In addition, legal fees and costs incurred in connection with such activities may be significant. Depending on the nature of the lawsuit, a decision adverse to our interests could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position or impact our rights in an adverse way.

ITEM 6.                      EXHIBITS

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

**
This certification accompanies the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Dated:	November 10, 2014
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David Montez
David Montez
Controller and Chief Accounting Officer (Principal Accounting Officer)