Form 10-K
period 2014-12-31
PDL BIOPHARMA, INC.
filed 2015-02-23
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $1,548,603,932.

As of February 13, 2015, the registrant had outstanding 162,750,797 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2015 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2014 Form 10-K Annual Report

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
APIC	Additional paid-in-capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement between PDL and AxoGen.
Biogen Idec	Biogen Idec, Inc.
BioTransplant	BioTransplant, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo Dr Sub, LLC, a wholly-owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement among Depomed, Depo DR Sub and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta® and Kadcyla®
Hyperion	Hyperion Catalysis International, Inc.
IRS	Internal Revenue Service
kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
kaléo Revenue Interests
100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), collectively.

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.

Lilly	Eli Lilly and Company
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merck	Merck & Co., Inc.
Merus Labs	Merus Labs International, Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement between The Regents of the University of Michigan and PDL
Millennium	Millennium Pharmaceuticals, Inc.
Non-Recourse Notes	QHP PhaRMASM Senior Secured Notes due March 15, 2015, issued through our wholly-owned subsidiary, QHP Royalty Sub LLC, in November 2009, fully repaid in September 2012
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement between Paradigm Spine and the Company, dated February 14, 2014
PDL, we, us, our, the Company	PDL BioPharma, Inc.
PDUFA	Prescription Drug User Fee Act
Pfizer	Pfizer, Inc.
PLMA	Patent licensing master agreement
PMA	Premarket Approval, as such term is used by the FDA
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes due February 15, 2015
Settlement Agreement	Settlement Agreement amongst Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
T-DM1	Trastuzumab-DM1
Term Loan	Credit agreement among PDL, the Royal Bank of Canada and lenders thereto, dated October 28, 2013, as amended
U-M	University of Michigan
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
UCB	UCB Pharma S.A.
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement between Viscogliosi Brothers, LLC and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
Wellstat Diagnostics Borrower Notice
A notice of default to Wellstat Diagnostics, due to, inter alia, its ongoing failure to pay its debts as they became due and Wellstat Diagnostics' failure to comply with certain covenants included in the first amendment to amended and restated credit agreement by the deadlines to which the parties had agreed.

Wellstat Diagnostics Guarantor Notice	A notice to each of the guarantors of Wellstat Diagnostics' obligations to the Company under the credit agreement.
Wellstat Diagnostics Note Receivable and Credit Agreement
Senior Secured Note receivable among the Company and the holders of the equity interests in Wellstat Diagnostics, as amended, and Credit Agreement between Wellstat Diagnostics and the Company, dated November 2, 2012, as amended

Wellstat Diagnostics Petition	An Ex Parte Petition for Appointment of Receiver with the Circuit Court of Montgomery County, Maryland.

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

ITEM 1.          BUSINESS

Overview

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has invested approximately $780 million to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on intellectual property asset management, acquiring new income generating assets and maximizing value for its stockholders.

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

Financial information about our operations, including our revenues and net income for the years ended December 31, 2014, 2013 and 2012, and our total assets as of December 31, 2014 and 2013, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.”

2015 Dividends

We currently utilize dividends to increase return for our stockholders. On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. Currently, at the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payments for the year. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

Intellectual Property

Patents

We have been issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as our Queen et al. patents. Our Queen et al. patents, for which final patent expiry was in December 2014, cover, among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies.

Our '761 Patent, which expired on December 2, 2014, covers methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent will typically extend to the use or sale of compositions made with those methods and/or materials.

Our '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent.

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. We receive royalties on net sales of products that are made, used and/or sold prior to patent expiry, or in certain cases, another agreed upon date. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate or tiered royalty rate based upon our licensees’ net sales of covered antibodies. Before August 15, 2013, we were entitled to a tiered royalty from one of our licensees, Genentech, based upon the net sales of covered antibodies. After August 15, 2013, all of the royalties received from Genentech have been based upon a flat-rate. We received annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. Total annual milestone payments in each of the last several years have been less than 1% of total revenue.

Our total revenues from licensees under our Queen et al. patents were $486.9 million, $430.2 million and $374.5 million net of rebates and foreign exchange hedge adjustments for the years ended December 31, 2014, 2013 and 2012, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2014, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Biogen Idec[1]	Tysabri

Chugai	Actemra®

Roche	Gazyva®

Takeda	Entyvio®
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolved all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125% on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the United States and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated do not include certain taxes and discounts.

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

Until the August 15, 2013 effective date of the Settlement Agreement, our license agreement with Genentech entitled us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. Our master patent license agreement with Genentech provided for a tiered royalty structure under which the royalty rate Genentech paid on royalty-bearing products sold in the United States or manufactured in the United States and used or sold anywhere in the world in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. The net sales thresholds and the applicable royalty rates, prior to August 15, 2013, are outlined below:

Genentech Products Made or Sold in the U.S.	Royalty Rate
Net sales up to $1.5 billion	3.0%
Net sales between $1.5 billion and up to $2.5 billion	2.5%
Net sales between $2.5 billion and up to $4.0 billion	2.0%
Net sales exceeding $4.0 billion	1.0%

Genentech Products Made and Sold ex-U.S.
Net sales	3.0%

As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we receive royalties one quarter in arrears, the average royalty rates for the payments we received from Genentech for U.S.-based Sales in the second calendar quarter for Genentech’s sales from the first calendar quarter were higher than the average royalty rates for following quarters. The average royalty rates for payments we received from Genentech were generally lowest in the fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. As a result of the Settlement Agreement, the royalty rate of 2.125% was consistent across all reporting periods in 2014. In 2013, the blended rate for the full year of royalties from Genentech Products was approximately 1.9%.

With respect to ex-U.S.-based Manufacturing and Sales, before August 15, 2013, the royalty rate that we received from Genentech was a fixed rate of 3.0% based on 95% of the underlying gross sales. The mix of U.S.-based Sales and ex-U.S.-based Manufacturing and Sales fluctuated.

Biogen Idec

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. The agreement continues until the expiration of Elan's royalty obligations but may be terminated: (i) by Elan prior to such expiration upon 60 days' written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. All obligations under our original patent license agreement with Elan have been assumed by Biogen Idec.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continues until the expiration of the last to expire of our Queen et al. patents but may be terminated: (i) by Chugai prior to such expiration upon 60 days' written notice, (ii) by either party upon a material breach by the other party or (iii) upon the occurrence of certain bankruptcy-related events. Chugai is obligated to pay us royalties on sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because most of our related patents expired in the fourth quarter of 2014, we expect that our future revenues from Actemra will significantly drop after the first quarter of 2015.

Licensing Agreements for Non-Marketed Products

Solanezumab is the Lilly-licensed antibody for the treatment of Alzheimer's disease. If Lilly’s antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. Unlike the royalty for the patent license, the 2% royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization, regardless of the expiration of the patent or license. It is currently in Phase 3 testing with results expected in late 2016.

Depomed

On October 18, 2013, we entered into the Depomed Royalty Agreement, whereby we acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. As the licensor of certain patents, Depomed retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreement. Depomed retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. In respect of the royalty stream relating to the Glumetza® diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, United States patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

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

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation ("Genzyme") until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014 and in the European Union on January 22, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

Protection of our Intellectual Property

Our intellectual property, namely our Queen et al. patents and related license agreements, are integral to our business and generate the majority of our revenues. Protection of our intellectual property is key to our success.

Genentech - Roche Matter

Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolved all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales. For further information, see "-Intellectual Property-Licensing Agreements-Genentech" above.

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expired in December 2014, but we have agreements in place that extend certain license payments related to the Queen et al. patents until the first quarter of 2016. Consequently, we have been acquiring income generating assets when such assets can be acquired on terms that allow us to increase the return to our stockholders. We primarily focus our income generating asset acquisition strategy on commercial stage therapies and devices having strong economic fundamentals and intellectual property protection.

Notes and Other Long Term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note receivable gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

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

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million that was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to

Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net". The new carrying value was lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note receivable was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics, and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014 was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Wellstat Diagnostics Borrower Notice. The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Wellstat Diagnostics Guarantor Notice. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed the Wellstat Diagnostics Petition, which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On November 4, 2014, the Company entered into the third amendment to amended and restated credit agreement with Wellstat Diagnostics. The amendment provides that additional funding, if any, to be made by the Company is conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Subsequent to the third amendment to amended and restated credit agreement with Wellstat Diagnostics, PDL advanced to Wellstat Diagnostics $6.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014 and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of December 31, 2014 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral or the timing in realizing value from such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of December 31, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment charge in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, PDL purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, PDL sold these shares at $3.03 per share, totaling $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash.

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale and recorded as short-term investments on the balance sheet. As of December 31, 2014, the shares were valued at $2.3 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

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

Principal repayment will commence on the thirteenth interest payment date or December 31, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by substantially all of the assets of LENSAR.

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

On November 17, 2014, the Company received a payment of approximately $42.7 million constituting repayment in full of the outstanding principal amount of loans plus accrued interest and fees under the credit agreement. The repayment was made in connection with the acquisition of Durata by Actavis plc.

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement, the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone).

Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On November 10, 2014, PDL and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from an equity offering prior to December 31, 2014. In exchange, the parties amended the credit agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted PDL certain board of director observation rights. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, at Paradigm Spine’s discretion. Borrowings under the Paradigm Spine Credit Agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by the kaléo Revenue Interests and a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the kaléo Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is June 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

As of December 31, 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of December 31, 2014 and 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies and estimates of inventory levels within the related distribution channels. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $19.8 million or increase by $25.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected cash flows from royalties increase or decrease by 10%, the fair value of the asset could increase by $14.2 million or decrease by $14.9 million, respectively. At each reporting period an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, to the likely practices of its distributors in drawing down such inventory and to a review by the Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. While the cash royalties paid to PDL on sales of Glumetza in the third and fourth quarter of 2014 were $51.7 million, approximately $18.9 million above our internal forecast, we have determined that sales of Glumetza, and therefore royalties on such sales paid to PDL, will be lower in 2015 as distributors reduce their excess levels of inventory of Glumetza. As a result, an adjustment to our previously estimated future cash flows of Glumetza was required to properly reflect the estimated excess inventory levels of Glumetza. That adjustment resulted in a decrease of $42.6 million in the fair value. Since October 2013, PDL’s total cash receipts of $113.0 million from Depomed exceeded the Company’s initial forecast by $37.5 million and the return of invested capital is approximately 47%.

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

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from what we have estimated. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value will be performed in each reporting period.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014 and in the European Union on January 22, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.4 million or increase by $7.4 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

Convertible Notes and Term Loan

Series 2012 Notes

We have actively worked to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the February 2015 Notes were exchanged for $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding.

On February 6, 2014, the Company entered into exchange agreements and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the Series 2012 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the de-recognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. The exchange agreement provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company issued approximately 1.8 million shares of its common stock and paid a cash payment of approximately $26.2 million. Immediately following the exchange, $22.3 million principal amount of the Series 2012 Notes was outstanding with approximately $0.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

The Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. The effect of issuing $179.0 million aggregate principal of the Series 2012 Notes with the net share settle feature in exchange for the February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders at the time of the exchange.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes are due May 1, 2015, and we pay interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes are due February 1, 2018, and we pay

interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions, were used to redeem $131.7 million of the Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. The principal balance and outstanding interest were paid in full on October 28, 2014.

Effect of December 12, 2014, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 12, 2014, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	195.248	$5.12	December 3, 2014
May 2015 Notes	171.1768	$5.84	December 3, 2014

Major Customers

Our revenues consist almost entirely of royalties and the changes in fair value of our royalty right assets. In addition, we may receive royalty payments if the licensed product, solanezumab, receives marketing approval because we are entitled to a know-how royalty of 2% for 12.5 years after first commercialization of the product. In 2014, 2013 and 2012, Genentech accounted for 71%, 81%, and 84% of our revenues, respectively, Depomed account for 7%, 1% and 0% of our revenues, respectively, and Biogen Idec (formerly Elan) accounted for 10%, 11% and 12% of our revenues, respectively. Upon the expiration of Genentech's royalty obligations, we expect that our royalties from Genentech will decrease substantially after the first quarter of 2016.

Employees

As of December 31, 2014, we had ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

We derive a significant portion of our royalty revenues from Genentech and other Queen licensees and our future success depends on continued market acceptance of their products and approval of their licensed products that are in development, as well as continued performance by Genentech and other Queen Licensees of their obligations under their agreements with us.

Our revenues consist almost entirely of royalties from licensees of our Queen et al. patents of which the Genentech Products accounted for 71%, 81% and 84% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our future success depends in the near-term, at least prior to the expiration of our license agreement with Genentech in the first quarter of 2016, upon the continued market acceptance of the Genentech Products. We have no control over the sales efforts of Genentech and our other licensees, and our licensees might not be successful. Reductions in the sales volume or average selling price of Genentech Products could have a material adverse effect on our business.

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

Our current and future acquisitions of other material income generating asset transactions may not produce anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire income generating assets, whether royalty-based or otherwise, or to acquire companies that hold royalty assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

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

Many of our potential income generating investments are in companies or assets that have limited commercialized revenue-generating products or are dependent on the actions of unrelated third parties, which may negatively impact our investment returns.

In anticipation of the expiration of our Queen et al. patents and related license payments, we have made and will likely continue to make investments in income-generating assets, such as loans in exchange for a profit share or royalty streams, in the healthcare industries, many of which investments are in companies that, at the time of investment, have limited or no commercialized revenue-generating products. If the assets are not successfully commercialized, the value of our investments will be negatively affected. The ultimate success of our investments in many of our potential revenue generating assets in these industries will depend on the ability of the counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our investment. In addition, in connection with many of our potential income-generating investments, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, we acquired certain royalty rights from Depomed, which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Depomed also retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Depomed to take action regarding many of these rights, because Depomed’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from the Depomed acquired royalties, U.S. patent protection for this product is expected to begin to expire in September 2016, and under settlement agreements to which Depomed is a party, certain manufacturers of generic products will be permitted to enter the market starting in February and August 2016.

Failure to acquire additional sources of revenue, including royalty revenue, after expiration of our Queen et al. patents and the related licenses may cause us to have insufficient revenues and positive cash flows to continue operations.

Most of our revenues and cash inflows consist of royalties from licensees of our Queen et al. patents, which expired in December 2014. We have agreements in place that extend certain license payments related to the Queen et al. patents until the first quarter of 2016.

Our business plan is to continue to acquire additional income generating assets. However, we do not expect that these acquisitions will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. Specifically, in 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, and the continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide revenues going forward and support the business model for the Company. We may be unable to acquire sufficient income generating assets for a number of reasons, including the fact that the acquisition of royalty or other income generating assets in the healthcare industry is a highly competitive area in which financial institutions and private funds compete for assets of interest to us. Those entities may have access to lower costs of capital or opportunities that may not be available to us. Several more established companies and new companies are also pursuing strategies to license or acquire rights to royalty or income generating assets. These companies may have a competitive advantage over us in understanding the potential opportunities. Other factors that may prevent us from acquiring rights or financial interests in favorable income generating assets include the following:

•	we may be unable to acquire income generating assets on terms that would allow us to make an appropriate level of return from the asset;

•	our asset investments may be less successful in the marketplace than may be necessary to generate an appropriate level of return from the asset; or

•	we may be unable to identify or our competitors may have superior access to suitable royalty or other income generating assets.

If we are unable to acquire suitable income generating assets in the near term, our business may suffer and we may determine to wind-down the Company.

Our licensees, borrowers and royalty-agreement counterparties face significant market pressures and the amount of royalties we receive are subject to various competitive and market factors that may be outside of our control.

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

The amount of any royalties and returns on our investments that we receive will depend on many factors, including the following:

•	the availability of generic product competition for our licensees, borrowers and royalty-agreement counterparties’ products;

•	the size of the market for our licensees, borrowers and royalty-agreement counterparties’ products;

•	the extent and effectiveness of the sales and marketing and distribution support our licensees, borrowers and royalty-agreement counterparties’ products;

•	the existence of novel or superior products to our licensees, borrowers and royalty-agreement counterparties’ products;

•	the availability of reduced pricing and discounts applicable to our licensees, borrowers and royalty-agreement counterparties’ products;

•	stocking and inventory management practices related to our licensees, borrowers and royalty-agreement counterparties’ products;

•
limitations on indications for which our licensees, borrowers and royalty-agreement counterparties’ products can be marketed; the competitive landscape for approved products and developing therapies that compete with our licensees, borrowers and royalty-agreement counterparties’ products;

•	the ability of patients to be able to afford our licensees, borrowers and royalty-agreement counterparties’ products or obtain health care coverage that covers those products;

•	acceptance of, and ongoing satisfaction with, our licensees, borrowers and royalty-agreement counterparties’ products by the care providers, patients receiving therapy and third party payors; or

•	the unfavorable outcome of any potential litigation relating to our licensees, borrowers and royalty-agreement counterparties’ products.

For example, Salix recently announced excess channel inventory of Glumetza, a royalty-bearing product under our Depomed Royalty Agreement. The impact of Salix’s inventory adjustments on our Depomed royalty entitlement is uncertain. We are mindful of Salix’s public statements with respect to excess inventory levels of Glumetza and likely practices of distributors to reduce levels of excess inventory. We are also mindful that Salix’s audit committee is currently performing an internal investigation to review their financial reporting practices. Since we have very limited access to third-party distributor information with respect to inventory levels, or as to how such distributors’ may reduce their excess inventory levels, we may be unable to accurately estimate the actual impact and timing on our revenues.

We must protect our intellectual property rights to succeed.

Our success is dependent in significant part on our ability to protect the scope, validity and enforceability of our intellectual property, including our patents, SPCs and license agreements, all of which support our revenues. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought by us or a third party related to our patent rights. A finding in a proceeding related to patent rights which support our revenues which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our licensees, execute new license agreements or collect revenue from our income generating investments.

Any of these proceedings could further result in either loss of a patent or loss or reduction in the scope of one or more of the claims of the patent or claims underlying an SPC. These proceedings could last several years and result in a significant reduction in the scope or invalidation of patents that support our revenues and our income generating investments. Any limitation in claim scope could reduce our ability to collect royalties we have purchased or commence enforcement proceedings based on these patents. Moreover, the scope of a patent in one country does not assure similar scope of a patent with similar claims in another country. Also, claim interpretation and infringement laws vary among countries.

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire additional sources of revenue, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Our revenues consist mostly of royalties from licensees of our Queen et al. patents, which expired in December of 2014, although we have agreements in place that extend certain license payments related to the Queen et al. patents until the first quarter of 2016. The continued payment of dividends or distributions to our stockholders without other revenue sources and the approaching expiration of our license payments related to the Queen et al. patents will likely reduce the price of our common stock. If the price of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment could reduce our future revenues.

Our ‘216B Patent in Europe was granted in 1996 by the European Patent Office. The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover the SPC Products to the extent these products are made and/or sold in Europe. While these SPCs generally expired in 2014, they continue to confer rights upon which we receive royalties.

Our SPCs extended the period of enforceability of our ‘216B Patent against the SPC Products, but their enforcement will be subject to varying, complex and evolving national requirements and standards relevant to enforcement of patent claims pursuant to SPCs. In the event that our SPCs are challenged in the national patent offices or national courts of the various countries in Europe in which we own granted SPCs, such a challenge could be directed against the validity of the SPC, the validity of the underlying patent claims, whether the product named in the SPC is protected by the underlying patent in accordance with controlling European law and/or whether the SPC was properly granted pursuant to controlling European law. Such a proceeding would involve complex legal and factual questions. In addition, the European Court of Justice has the authority to interpret the SPC regulation and could do so in a manner that materially impacts the enforceability of our SPCs against the SPC Products. As a result of these factors, we are unable to predict the extent of protection afforded by our SPCs.

We depend on our licensees and royalty-agreement counterparties for the determination of royalty payments. While we have rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit.

The royalty payments we receive are determined by our licensees based on their reported sales. Each licensee's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license and royalty agreements provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we regularly exercise our royalty audit rights, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report sales and calculate and pay applicable royalties and, upon exercise of such royalty audit rights, we rely on licensees' and royalty-agreement counterparties' cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies to enforce our agreements.

The lack of liquidity in our acquisitions may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We generally acquire patents, royalty rights and debt instruments that have limited secondary resale markets. The illiquidity of most of our assets may make it difficult for us to dispose of them at a favorable price and, as a result, we may suffer losses if we are required to dispose of any or all such assets in a liquidation or otherwise. In addition, if we liquidate all or a portion of our assets quickly or in connection with a liquidation, we may realize significantly less than the value at which we had previously recorded these assets.

We may use a certain amount of cash from time to time in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of dividends to our stockholders.

As of December 31, 2014, $22.3 million in principal remained outstanding under our Series 2012 Notes, $155.1 million in principal remained outstanding under the May 2015 Notes, and $300.0 million in principal remained outstanding under the February 2018 Notes. At maturity, we will have to pay the holders of such notes the full aggregate principal amount of the convertible notes, then outstanding. For example, on May 1, 2015, we will have to pay the full aggregate principal amount of the May 2015 Notes, $155.1 million as of December 31, 2014.

Holders of the February 2018 Notes may convert their notes at their option under the following circumstances at any time prior to the close of business on the business day immediately preceding August 1, 2017: (i) during any fiscal quarter commencing after the fiscal quarter ending June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter; (ii) during the five business-day period immediately after any five consecutive trading-day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes for each such day; or (iii) upon the occurrence of specified corporate events. The February 2018 Notes are not currently convertible. Pursuant to the terms of the Indenture governing the May 2015 Notes holders may convert their notes at any time. These notes are net-share settled. If one or more holders elect to convert their notes when conversion is permitted, we would be required to make cash payments to satisfy up to the face value of our conversion obligation in respect of each note, which could adversely affect our liquidity.

We may use a certain amount of cash from time to time in order to satisfy these repurchase or other obligations relating to the convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any income generating transactions. In addition, we may redeem, repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

The conversion or any future exchanges of any of the May 2015 Notes or the February 2018 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

The February 2018 Notes until August 1, 2017, are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. The May 2015 Notes are currently convertible at any time. We have reserved shares of our authorized common stock for issuance upon conversion of these convertible notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

The conversion rate for the May 2015 Notes is 171.1768 shares of common stock per $1,000 principal amount, or a conversion price of approximately $5.84 per share of common stock. Because the conversion rates of these convertible notes adjust upward upon the occurrence of certain events, such as a dividend payment, our existing stockholders may experience more dilution if any or all of these convertible notes are converted into shares of our common stock after the adjusted conversion rates became effective.

We entered into purchased call option and warrant transactions in connection with the issuance of the May 2015 Notes and February 2018 Notes that may affect the value of our common stock.

In connection with the issuance of the May 2015 Notes and February 2018 Notes, we entered into purchased call option transactions. Separately, we also entered into warrant transactions at that time. The purchased call option transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the May 2015 Notes and February 2018 Notes. The warrant transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of the May 2015 Notes and February 2018 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of the May 2015 Notes and February 2018 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of the May 2015 Notes and February 2018 Notes.

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

Further, a failure by the hedge counterparties or their respective affiliates (due to bankruptcy or otherwise) to pay or deliver, as the case may be, amounts owed to us under the purchased call option transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the May 2015 Notes and February 2018 Notes and may result in an increase in dilution with respect to our common stock.

Changes in the third-party reimbursement environment may affect product sales from which we receive royalty revenues.

Sales of products from which we receive royalties and our borrowers generate revenues will depend significantly on the extent to which reimbursement for the cost of such products and related treatments will be available to physicians and patients from various levels of United States and international government health authorities, private health insurers and other organizations. Third-party payers and government health administration authorities increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Affordable Care Act; the Health Care and Education Reconciliation Act of 2010; the Medicare Improvements for Patients and Providers Act of 2009 and the Medicare, Medicaid and State Children’s Health Insurance Program Extension Act of 2007 and changes in formulary or compendia listing or changes in private third-party payers’ policies toward reimbursement for such products may reduce reimbursement of the cost of such products to physicians, pharmacies and distributors. Decreases in third-party reimbursement could reduce usage of such products and sales to collaborators, which may have a material adverse effect on our royalties and the revenues of our borrowers. In addition, macroeconomic factors may affect the ability of patients to pay or co-pay for costs or otherwise pay for products from which we generate royalties and our borrowers generate revenues by, for example, decreasing the number of patients covered by insurance policies or increasing costs associated with such policies.

We have implemented a corporate structure taking into consideration our limited operations and potentially applicable tax impact on our royalty and other income, and any changes in applicable tax laws and regulations or enforcement positions of tax authorities may negatively impact our financial condition and operating results.

We have established our corporate structure to be closely aligned with the financial nature of our business. There can be no assurance that the applicable tax laws and regulations will continue in effect or that the taxing authorities in any or all of the applicable jurisdictions will not challenge one or more aspects or characterizations of our corporate structure and the treatment of transactions or agreements within our corporate structure, or determine that the manner in which we operate our business is not consistent with our corporate structure. We may also have disputes with one or more state tax authorities regarding whether the Company is subject to that state’s tax and, if the Company is subject to such state’s tax, what proportion of the Company’s revenues is subject to taxation in such state. For example, we are currently subject to an audit by the California Franchise Tax Board and, while we may disagree with their conclusions regarding such issues, we may ultimately be required to pay taxes either in a settlement or a final decision of an agency or court. Any unfavorable changes in laws and regulations or positions by tax authorities could harm our financial position and results of operations.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $79.0 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party or the basis upon which our potential co-tenant obligation may be triggered. See “Item 2—Properties.”

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are highly complex in numerous respects. While, we currently intend to conduct our operations so that we will not be deemed an investment company, we can give no assurances that we will not determine it to be in the Company’s and our stockholders’ interest to register as an “investment company”, not be deemed an "investment company" and not be required to register under the 40 Act.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease approximately 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2016. We may, at our option, extend the term of this lease.

In July 2006, we entered into two leases and a sublease for facilities in Redwood City, California, which formerly served as our corporate headquarters and cover approximately 450,000 square feet of office space. Under the amendments to the leases entered into in connection with the Spin-Off, Facet was added as a co-tenant under the leases. As a co-tenant, Facet is bound by all of the terms and conditions of the leases. PDL and Facet are jointly and severally liable for all obligations under the leases, including the payment of rental obligations. However, we also entered into a Co-Tenancy Agreement with Facet in connection with the Spin-Off and the lease amendments under which we assigned to Facet all rights under the leases, including, but not limited to, the right to amend the leases, extend the lease terms or terminate the leases, and Facet assumed all of our obligations under the leases. Under the Co-Tenancy Agreement, we also relinquished any right or option to regain possession, use or occupancy of these facilities. Facet agreed to indemnify us for all matters associated with the leases attributable to the period after the Spin-Off date and we agreed to indemnify Facet for all matters associated with the leases attributable to the period before the Spin-Off date. In addition, in connection with the Spin-Off, the sublease was assigned by PDL to Facet. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotheraputics, Inc. To date, AbbVie has satisfied all obligations under the Redwood City leases.

ITEM 3.           LEGAL PROCEEDINGS

The Company, its directors, and certain of its officers were parties to three related lawsuits filed by stockholders of the Company. The first lawsuit, which purports to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, was brought in Federal District Court in Nevada and alleged that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition. This action is entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526-APG-NJL (D. Nev.).

A second lawsuit, which purported to be brought derivatively on behalf of the Company and was also filed in Federal District Court in Nevada, sought to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action was entitled Freely, et ano. v. Lindell, et al., No. 2:14-cv-01738-APG-GWF (D. Nev.). A third lawsuit, with substantially similar allegations to Freely was subsequently filed in Nevada State Court and was entitled Marchetti, et ano. v. Lindell, et al., No. A-14-708757-C (Dist. Ct. Clark Co., Nev.). On December 11, 2014, the Court in Hampe granted an unopposed motion to appoint Robert McElroy to serve as lead plantiff in accordance with Private Securities Litigation Reform Act. Pursuant to the scheduling order dated January 5, 2015, the lead plaintiff was required to file his amended complaint on or before March 5, 2015. The Freely and Marchetti actions were stayed pending the entry of an order dismissing the case or deciding an as yet unfiled motion to dismiss in Hampe.

On February 2, 2015 and February 17, 2015, the Hampe and Freely actions, respectively, were voluntarily dismissed without prejudice. On February 18, 2015, the parties to the Marchetti action filed a stipulation and proposed order of dismissal, which is subject to the approval of the court.

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

	High	Low
2014
First Quarter	$9.22	$7.38
Second Quarter	$9.87	$7.90
Third Quarter	$10.26	$7.42
Fourth Quarter	$8.60	$7.22
2013
First Quarter	$7.58	$6.50
Second Quarter	$8.48	$7.22
Third Quarter	$8.45	$7.63
Fourth Quarter	$10.21	$7.52

Dividends

As of February 13, 2015, we had approximately 122 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

Currently, at the beginning of each fiscal year, our board of directors reviews the Company’s total annual dividend payment for the prior year and determines whether to increase, maintain or decrease the quarterly dividend payments for that year. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

On January 27, 2015, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

On January 29, 2014, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock. On March 12, June 12, September 12 and December 12 of 2014, we paid quarterly cash dividends of approximately $24.1 million or $0.15 per share to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively.

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

Equity Compensation Plan Information

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters" for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period covered by this Annual Report.

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2009, and December 31, 2014, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2009, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
PDL BioPharma, Inc.	$100.00	$106.59	$117.30	$145.21	$187.81	$183.45
NASDAQ Biotechnology Index	$100.00	$106.73	$122.40	$166.72	$286.55	$379.71
NASDAQ Composite Index	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74

The information in this section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

ITEM 6.           SELECTED FINANCIAL DATA

The following selected consolidated financial information has been derived from our consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors” and the consolidated financial statements and related notes thereto included in Item 8, "Financial Statement and Supplementary Data" in order to fully understand factors that may affect the comparability of the information presented below.

Consolidated Statements of Income Data

	For the Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Revenues:
Royalties from Queen et al. patents	$486,888	$430,219	$374,525	$351,641	$343,475
Royalty rights - change in fair value	45,742	5,565	—	—	—
Interest revenue	48,020	18,976	6,355	—	—
License and other	575	1,500	—	10,400	1,500
Total revenues	581,225	456,260	380,880	362,041	344,975
General and administrative expenses	34,914	29,755	25,469	18,338	41,396
Accrued legal settlement expense	—	—	—	—	92,500
Operating income	546,311	426,505	355,411	343,703	211,079
Non-operating expense, net	(45,039)	(24,629)	(28,278)	(36,275)	(60,709)
Income before income taxes	501,272	401,876	327,133	307,428	150,370
Income tax expense	179,028	137,346	115,464	108,039	58,496
Net income	$322,244	$264,530	$211,669	$199,389	$91,874
Net income per basic share:
Net income	$2.04	$1.89	$1.52	$1.43	$0.73
Net income per diluted share:
Net income	$1.86	$1.66	$1.45	$1.15	$0.54
Dividends per share:
Cash dividends declared and paid	$0.60	$0.60	$0.60	$0.60	$1.00

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Cash, cash equivalents, investments and restricted investments	$293,687	$99,540	$168,689	$227,946	$248,229
Working capital	$167,914	$(299,727)	$172,511	$100,506	$90,672
Total assets	$962,350	$543,955	$279,966	$269,471	$316,666
Long-term obligations, less current portion	$313,930	$23,042	$337,614	$340,737	$446,857
Retained earnings (accumulated deficit)	$575,740	$350,151	$169,634	$(42,035)	$(241,424)
Total stockholders’ equity (deficit)	$460,437	$113,489	$(68,122)	$(204,273)	$(324,182)

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has invested approximately $780 million to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on intellectual property asset management, acquiring new income generating assets and maximizing value for its shareholders.

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

Recent Developments

Retirement of Series 2012 Notes

On February 17, 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

2015 Dividends

On January 27, 2015, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. Currently, at the beginning of each fiscal year, our board of directors sets the Company’s total annual dividend payment for the year. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to royalty revenues, foreign currency hedging, income taxes, notes receivable, convertible notes and lease guarantee. Management considers these policies critical because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Queen et al. Royalty Revenues

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

Royalty Rights - At Fair Value

We account for our royalty rights - at fair value at their estimated fair value. The estimated fair value of the royalty rights - at fair value is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. Generally these assets are classified as Level 3 assets, as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products and discount rates applied to each cash flow in the asset. Related transaction fees and costs are expenses as incurred.

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

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income (loss)." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. The hedge effectiveness is dependent upon the amounts of future royalties and, if future royalties based on Euro are lower than forecasted, the amount of ineffectiveness would be reported in our Consolidated Statements of Income.

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile and changes in overall levels of income before taxes all of which may result in periodic revisions to our provision for income taxes. We accrue tax-related interest and penalties associated with uncertain tax positions and include these in income tax expense in the Consolidated Statements of Income. We expect that our effective income tax rate going forward will be approximately 35%.

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

Although we believe we have adequately accrued for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these accruals in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of uncertain tax positions and accrual changes to reserves that are considered appropriate, as well as the related net interest settlement of any particular position that could require the use of cash. In addition, we are subject to the continuous examination of our income tax returns by various taxing authorities, including the IRS and U.S. states. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Notes and Other Long-Term Receivables

Notes receivable and loans originated by us are initially recorded at the amount advanced to the borrower. Notes receivable and loan origination and commitment fees, net of certain origination costs, are recorded as an adjustment to the carrying value of the notes receivable and loans and are amortized over the term of the related financial asset under the effective interest method.  Certain of our notes receivable and loans require the borrower to make variable payments that are dependent upon the borrower's sales of specific products. We have elected to use the prospective interest method to account for these notes receivable and loans subsequent to their initial recognition. Under this approach, we recognize the impact of any variations from the expected returns in the period when received. From time to time, we will re-evaluate the expected cash flows and may adjust the effective interest rate prospective from the date of assessment, if the impact of such adjustment could be material to our financial statements.

We evaluate the collectability of both interest and principal for each note and loan to determine whether it is impaired. A note or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note or loan is considered to be impaired we cease to accrue or recognize interest revenue. The amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate. If the loan is collateralized and we expect repayment to be provided solely by the collateral, then the amount of loss is calculated by comparing the carrying value of the financial asset to the estimated fair value of the underlying collateral, less expense to sell.

Convertible Notes

In 2014, we issued the February 2018 Notes with a net-share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we will separate the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability.

In 2012, we issued the Series 2012 Notes with a net-share settlement feature. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.3%, an estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $16.8 million, allocated $10.9 million to additional paid-in capital and $5.9 million to deferred tax liability.

In 2011, we issued the May 2015 Notes with a net-share settlement feature. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. Using an assumed borrowing rate of 7.5%, an estimated market interest rate for a similar convertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and $6.6 million to deferred tax liability.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $79.0 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2014 and 2013, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2014, 2013 and 2012 Financial Results

•	Our net income for the years ended December 31, 2014, 2013 and 2012 was $322.2 million, $264.5 million and $211.7 million, respectively;

•	At December 31, 2014, we had cash, cash equivalents and investments of $293.7 million as compared with $99.5 million at December 31, 2013; and

•	At December 31, 2014, we had $501.9 million in total liabilities as compared with $430.5 million at December 31, 2013.

Revenues

A summary of our revenues for the years ended December 31, 2014, 2013 and 2012, is presented below:

(Dollars in thousands)	2014	2013	Change from Prior Year %	2012	Change from Prior Year %
Revenues:
Royalties from Queen et al. patents	$486,888	$430,219	13%	$374,525	15%
Royalty rights - change in fair value	45,742	5,565	722%	—	N/M
Interest revenue	48,020	18,976	153%	6,355	199%
License and other	575	1,500	(62)%	—	N/M
Total revenues	$581,225	$456,260	27%	$380,880	20%
____________________________
N/M = Not meaningful

Revenues were $581.2 million, $456.3 million and $380.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, our Queen et al. royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. During the years ended December 31, 2014 and 2013, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, primarily Glumetza, Cerdelga, and Janumet XR. Over this same time period, our other license-related revenues primarily consisted of milestone payments from licensees under our patent license agreements. Revenues for the years ended December 31, 2014, 2013 and 2012, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States.

In the year ended December 31, 2014, we received Queen et al. patent royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. The licensees with commercial products as of December 31, 2014, are listed below:

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Kadcyla

Biogen Idec[1]	Tysabri

Chugai	Actemra

Roche	Gazyva

Takeda	Entyvio
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Under our agreements for the license of rights under our Queen et al. patents, we received a flat-rate or tiered royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Until the August 15, 2013, effective date of the Settlement Agreement, our agreement with Genentech provided for a tiered royalty structure under which the royalty rates Genentech must pay on the U.S.-based Sales in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we received royalties in arrears, the average royalty rate for the payments we received from Genentech in our second calendar quarter for Genentech’s sales from the first calendar quarter. The average royalty rate for payments we received from Genentech are generally lowest in our fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. For the years ended December 31, 2014 and 2013, the blended rate for the full year of royalties from Genentech products was approximately 2.1% and 1.9%, respectively.

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

For the year ended December 31, 2014, compared to December 31, 2013

Total revenues increased 27% for the year ended December 31, 2014, when compared to the same period in 2013. For the year ended December 31, compared to the same period in 2013, revenue growth is driven by increased sales of Avastin, Herceptin, Xolair, Perjeta, Kadcyla, Tysabri, and Actemra by our licensees, along with a higher fixed royalty rate in 2014 over the blended fixed and tiered rate in 2013, an increase in the fair value of the acquired royalty rights from the Company's purchase of Depomed's diabetes-related royalties, a $29.0 million increase in interest revenue related to acquisitions of new revenue generating assets, and a $5.0 million retroactive payment in the first quarter of 2014 related to PDL’s settlement agreement with Genentech, partially offset by a higher foreign exchange loss and higher rebate paid to Novartis AG for Lucentis.

•	Reported net sales of Avastin increased $0.5 billion or 7% compared to the same period for the prior year.

•	Reported net sales of Herceptin increased $0.4 billion or 6% compared to the same period for the prior year.

•	Reported Lucentis sales decreased $1.6 billion or 33% compared to the same period for the prior year.

•	Reported Xolair sales increased $0.4 billion or 24% compared to the same period for the prior year.

•	Reported Kadcyla sales increased $0.3 billion or 184% compared to the same period for the prior year.

•	Reported Perjeta sales increased $0.6 billion or 263% compared to the same period for the prior year.

For the year ended December 31, 2013, compared to December 31, 2012

Total revenues increased 20% for the year ended December 31, 2013, when compared to the same period in 2012. The growth is primarily driven by increased net sales of Avastin, Herceptin, Lucentis, Xolair and Actemra by our licensees, along with the addition of the change in fair value from the Company's purchase of the Depomed royalty right assets. Net sales of Avastin, Herceptin, Lucentis, and Xolair were subject to a tiered royalty rate for product that is U.S.-based Sales and a flat royalty rate of 3% for product that is ex-U.S.-based Manufacturing and Sales.

•	Reported net sales of Avastin increased $0.6 billion or 10% compared to the same period for the prior year.

•	Reported net sales of Herceptin increased $0.4 billion or 6% compared to the same period for the prior year.

•	Reported Lucentis sales increased $0.4 billion or 10% compared to the same period for the prior year.

•	Reported net sales of Xolair increased $0.2 billion or 14% compared to the same period for the prior year.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2014, 2013 and 2012:

		Year Ended December 31,
Licensee	Product Name	2014	2013	2012
Genentech	Avastin	27%	32%	32%
	Herceptin	27%	31%	34%
	Lucentis	5%	10%	11%

Biogen Idec[1]	Tysabri	10%	11%	12%
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Foreign currency exchange rates also impact our reported revenues. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar-converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter.

For the year ended December 31, 2014, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income (loss)." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the years ended December 31, 2014, 2013 and 2012, we recognized ($5.8) million, ($2.3) million and ($2.9) million in royalty revenues from our Euro forward contracts, respectively.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2014, 2013 and 2012, is presented below:

(Dollars in thousands, except for percentages)	2014	2013	Change from Prior Year %	2012	Change from Prior Year %
General and administrative	$34,914	$29,755	17%	$25,469	17%
Percentage of total revenues	6%	7%		7%

For the year ended December 31, 2014, compared to December 31, 2013

The increase in operating expenses was a result of an increase in general and administrative expenses of $10.2 million for professional services mostly related to the acquisition of other revenue related assets of which $6.2 million was for the ongoing operations of Wellstat Diagnostics, and $4.1 million for compensation, partially offset by a decrease in general and administrative expenses of $9.1 million related to legal expenses mostly related to litigation.

For the year ended December 31, 2013, compared to December 31, 2012

The increase in operating expenses was a result of an increase in general and administrative expenses related to professional services of $2.4 million mostly related to our efforts to acquire income generating assets, a $1.1 million increase in legal expenses mostly related to litigation and a $1.0 million increase in compensation related expenses.

Non-Operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2014, 2013 and 2012, is presented below:

(Dollars in thousands)	2014	2013	Change from Prior Year %	2012	Change from Prior Year %
Interest and other income, net	$315	$242	30%	$758	(68)%
Interest expense	(39,211)	(24,871)	58%	(29,036)	(14)%
Loss on extinguishment of debt	(6,143)	—	N/M	—	—%
Total non-operating expense, net	$(45,039)	$(24,629)	83%	$(28,278)	(13)%
____________________
N/M = Not meaningful

For the year ended December 31, 2014, compared to December 31, 2013

Non-operating expense, net, increased, in part, due to the first quarter 2014 loss on extinguishment of debt related to the Series 2012 Notes partial extinguishment and the interest expense on the new February 2018 Notes. The increase in interest expense consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

For the year ended December 31, 2013, compared to December 31, 2012

Non-operating expense, net, decreased primarily due to lower interest expense as a result of our Non-Recourse Notes being fully repaid during 2012 and increased interest income from our notes receivable, offset, in part, by increased interest expense on the Series 2012 Notes and May 2015 Notes. The increase in interest expense consisted primarily of non-cash interest expense as we were required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the years ended December 31, 2014, 2013, and 2012, was $179.0 million, $137.3 million and $115.5 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

During 2014, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $21.2 million primarily related to state items and decreased the unrecognized tax benefits by $6.5 million due to expiration of statute of limitation for our tax attributes. The future impact of the unrecognized tax benefits of $47.1 million, if recognized, comprises $23.6 million, which would affect the effective tax rate, and $23.5 million, which would result in adjustments to deferred tax assets.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $1.3 million during the year ended December 31, 2014, decreased income tax expense by $0.7 million during the year ended December 31, 2013, and increased income tax expense by $0.2 million during the year ended December 31, 2012. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $2.8 million and $1.5 million as of December 31, 2014 and 2013, respectively. In May 2012, PDL received a “no-change” letter from the IRS upon completion of an examination of the Company's 2008 federal tax return. We are currently under income tax examination in the state of California for tax years 2009 and 2010. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next twelve months.

Net Income per Share

Net income per share for the years ended December 31, 2014, 2013 and 2012, is presented below:

	Year Ended December 31,
	2014	2013	2012
Net income per basic share	$2.04	$1.89	$1.52
Net income per diluted share	$1.86	$1.66	$1.45

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities and interest income on invested capital. We currently have ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and investments in the aggregate of $293.7 million and $99.5 million at December 31, 2014 and 2013, respectively. The increase was primarily attributable to net cash provided by the proceeds from the issuance of the February 2018 Notes of $300.0 million, proceeds from royalty rights of $102.5 million, repayment of notes receivables of $68.8 million, proceeds from the issuance of warrants of $11.4 million, and cash generated by operating activities of $292.3 million, offset in part by purchase of notes receivable of $230.0 million, payment of dividends of $96.6 million, purchase of royalty rights at fair value of $81.1 million, repayment of a portion of the Term Loan of $75.0 million, repurchase of a portion of the convertible note balance of $56.2 million, purchase of call options for $31.0 million, and payment of debt issuance costs related to the February

2018 Note issuance of $9.8 million. We believe that cash from future revenues, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On January 27, 2015, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

Notes and Other Long-Term Receivables

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note receivable gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

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

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million that was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to

Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).
When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest revenue." The new carrying value was lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note receivable was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics, and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014 was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Wellstat Diagnostics Borrower Notice. The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Wellstat Diagnostics Guarantor Notice. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed the Wellstat Diagnostics Petition, which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On November 4, 2014, the Company entered into the third amendment to amended and restated credit agreement with Wellstat Diagnostics. The amendment provides that additional funding, if any, to be made by the Company is conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Subsequent to the third amendment to amended and restated credit agreement with Wellstat Diagnostics, PDL advanced to Wellstat Diagnostics $6.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014 and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of December 31, 2014 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral or the timing in realizing value from such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of December 31, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment charge in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, PDL purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, PDL sold these shares at $3.03 per share, totaling $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash.

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale and recorded as short-term investments on the balance sheet. As of December 31, 2014, the shares were valued at $2.3 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

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

Principal repayment will commence on the thirteenth interest payment date or December 31, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by substantially all of the assets of LENSAR.

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

On November 17, 2014, the Company received a payment of approximately $42.7 million constituting repayment in full of the outstanding principal amount of loans plus accrued interest and fees under the credit agreement. The repayment was made in connection with the acquisition of Durata by Actavis plc.

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement, the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone).

Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On November 10, 2014, PDL and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from an equity offering prior to December 31, 2014. In exchange, the parties amended to amend the credit agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted PDL certain board of director observation rights. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, at Paradigm Spine’s discretion. Borrowings under the Paradigm Spine Credit Agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by the kaléo Revenue Interests, and a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the kaléo Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is June 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

As of December 31, 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of December 31, 2014 and 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies and estimates of inventory levels within the related distribution channels. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $19.8 million or increase by $25.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected cash flows from royalties increase or decrease by 10%, the fair value of the asset could increase by $14.2 million or decrease by $14.9 million, respectively. At each reporting period an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, to the likely practices of its distributors in drawing down such inventory and to a review by the Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. While the cash royalties paid to PDL on sales of Glumetza in the third and fourth quarter of 2014 were $51.7 million, approximately $18.9 million above our internal forecast, we have determined that sales of Glumetza, and therefore royalties on such sales paid to PDL, will be lower in 2015 as distributors reduce their excess levels of inventory of Glumetza. As a result, adjustment to our previously estimated future cash flows of Glumetza was required to properly reflect the estimated excess inventory levels of Glumetza. That adjustment resulted in a decrease of $42.6 million in the fair value. Since October 2013, PDL’s total cash receipts of $113.0 million from Depomed exceeded the Company’s initial forecast by $37.5 million and the return of invested capital is approximately 47%.

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

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value will be performed in each reporting period.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved by the FDA on August 19, 2014. On January 22, 2015, the European Commission granted marketing authorization for Cerdelga in the European Union.

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.4 million or increase by $7.4 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2014, the carrying value of the asset acquired as reported in our Consolidated Balance Sheets was $66.9 million. As of December 31, 2014, the maximum loss exposure was $66.9 million.

Convertible Notes and Term Loan

Series 2012 Notes

We have actively worked to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding.

On February 6, 2014, the Company entered into exchange agreements and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the Series 2012 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the de-recognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. The exchange agreement provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company issued approximately 1.8 million shares of its common stock and paid a cash payment of approximately $26.2 million. Immediately following the exchange, $22.3 million principal amount of the Series 2012 Notes was outstanding with approximately $0.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

The Series 2012 Notes net share settle, meaning that if a conversion occurs, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of our common stock. The effect of issuing $179.0 million aggregate principal of the Series 2012 Notes with the net share settle feature in exchange for the February 2015 Notes was the reduction of 27.8 million shares of potential dilution to our stockholders at the time of the exchange.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes are due May 1, 2015, and we pay interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions, were used to redeem $131.7 million of the Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. The principal balance and outstanding interest were paid in full on October 28, 2014.

Effect of December 12, 2014, Dividend Payment on Conversion Rates for the Convertible Notes

In connection with the December 12, 2014, dividend payment, the conversion rates for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
Series 2012 Notes	195.248	$5.12	December 3, 2014
May 2015 Notes	171.1768	$5.84	December 3, 2014

The adjustments were based on the amount of the dividend and the trading price of our stock under the terms of the applicable indenture.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loan

As of December 31, 2014, our convertible notes and term loan contractual obligations consisted primarily of the February 2018 Notes, Series 2012 Notes and May 2015 Notes, which in the aggregate totaled $477.4 million in principal. We expect that our debt service obligations over the next several years will consist of interest payments and repayment of the February 2018 Notes, Series 2012 Notes and the May 2015 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Notes Receivable and Other Long-Term Receivables

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

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, as amended, in which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35 million, net of fees, was provided by the Company at the close of the transaction. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, as amended, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees.

On February 14, 2014, PDL entered into the Paradigm Spine Credit Agreement, in which PDL agreed to provide up to $75.0 million to Paradigm Spine. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was provided by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified revenue and other milestones to be accomplished no later than June 30, 2015, the Company agreed to loan to Paradigm Spine up to an additional $12.5 million, net of fees, at Paradigm Spine's discretion.

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

		Payments Due by Period
		Less Than		More than
(In thousands)		1 Year	1-3 Years	3 Years	Total
Operating leases	(1)	$221	$101	$—	$322
Convertible notes	(2)	191,405	325,000	—	516,405
Notes receivable	(3)	12,500	—	—	12,500
Total contractual obligations		$204,126	$325,101	$—	$529,227

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.
(3) Amounts represent tranche to be paid upon future actions as described above.

See Note 19 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for subsequent event transactions related to convertible notes.

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. For further information, see "-Critical Accounting Policies and Estimates-Lease Guarantee" above.

Indemnification

As permitted under Delaware law, under the terms of our bylaws, the Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals for certain events or occurrences, subject to certain limits, against liabilities that arise by reason of their status as directors or executive officers and to advance expense incurred by such individuals in connection with related legal proceedings. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy that limits our exposure and may enable us to recover a portion of any future amounts paid.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and is subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar-converted royalties will be approximately $3.5 million less in that current quarter sales, assuming that the currency risk in such forecasted sales was not hedged.

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

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. In August 2012, we de-designated and terminated certain forward contracts, recording a gain of approximately $391,000 in "Interest and other income, net." The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts that was then exchanged for new hedges of 2014 Euro-denominated royalties. These 2014 hedges were entered into at a rate more favorable than the market rate as of the date of the exchange.

During the fourth quarter of 2014, we entered into Euro forward contracts to hedge our forecasted exposure to the Euro for 2015 royalties.

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive income (loss), net" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro forward contracts designated as hedges at December 31, 2014 and 2013:

			December 31, 2014		December 31, 2013
Euro Forward Contracts			(in thousands)		(in thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.256	Sell Euro	6,000	241	—	—
Euro	1.257	Sell Euro	15,750	728	—	—
Euro	1.259	Sell Euro	16,125	752	—	—
Euro	1.260	Sell Euro	33,000	1,468	—	—
Euro	1.270	Sell Euro	7,000	377	44,450	(3,760)
Euro	1.281	Sell Euro	8,000	503	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$85,875	$4,069	$111,614	$(8,871)

Interest Rate Risk

Our investment portfolio was approximately $224.1 million at December 31, 2014, and $91.2 million at December 31, 2013, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $528.7 million at December 31, 2014, and $490.0 million at December 31, 2013, based on available pricing information. At December 31, 2013, our convertible notes consisted of the Series 2012 Notes, with a fixed interest rate of 2.875% and the May 2015 Notes, with a fixed interest rate of 3.75%. At December 31, 2014, our convertible notes also consisted of the February 2018 Notes, with a fixed interest rate of 4.0%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(In thousands)	2015	2016	2017	2018	Total	Fair Value
Convertible notes
Fixed Rate	$177,387	$—	$—	$300,000	$477,387	$528,705	(1)
Average Interest Rate	3.64%	—%	—%	4.00%
_________________________

(1)	The fair value of the remaining payments under our convertible notes was estimated based on the trading value of these notes at December 31, 2014.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$291,377	$94,302
Short-term investments	2,310	5,238
Receivables from licensees and other	300	300
Deferred tax assets	375	377
Notes receivable	57,597	1,208
Prepaid and other current assets	3,938	6,272
Total current assets	355,897	107,697
Property and equipment, net	62	41
Royalty rights - at fair value	259,244	235,677
Notes and other receivables, long-term	305,615	193,840
Long-term deferred tax assets	33,799	6,700
Other assets	7,733	—
Total assets	$962,350	$543,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$318	$287
Accrued liabilities	8,876	11,857
Accrued income taxes	3,293	—
Term loan payable	—	74,397
Convertible notes payable	175,496	320,883
Total current liabilities	187,983	407,424
Convertible notes payable	276,228	—
Other long-term liabilities	37,702	23,042
Total liabilities	501,913	430,466
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 162,186 and 139,935 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,622	1,399
Additional paid-in capital	(119,874)	(233,173)
Accumulated other comprehensive income (loss)	2,949	(4,888)
Retained earnings	575,740	350,151
Total stockholders' equity	460,437	113,489
Total liabilities and stockholders' equity	$962,350	$543,955

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Royalties from Queen et al. patents	$486,888	$430,219	$374,525
Royalty rights - change in fair value	45,742	5,565	—
Interest revenue	48,020	18,976	6,355
License and other	575	1,500	—
Total revenues	581,225	456,260	380,880
Operating expenses
General and administrative	34,914	29,755	25,469
Operating income	546,311	426,505	355,411
Non-operating expense, net
Interest and other income, net	315	242	758
Interest expense	(39,211)	(24,871)	(29,036)
Loss on extinguishment of debt	(6,143)	—	—
Total non-operating expense, net	(45,039)	(24,629)	(28,278)
Income before income taxes	501,272	401,876	327,133
Income tax expense	179,028	137,346	115,464
Net income	$322,244	$264,530	$211,669
Net income per share
Basic	$2.04	$1.89	$1.52
Diluted	$1.86	$1.66	$1.45
Weighted average shares outstanding
Basic	158,224	139,842	139,711
Diluted	173,110	159,343	146,403
Cash dividends declared per common share	$0.60	$0.60	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$322,244	$264,530	$211,669

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(745)	1,122	(14)
Adjustment for net (gains) losses realized and included in net income, net of tax	(20)	—	(8)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(765)	1,122	(22)
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	4,834	(2,432)	(5,040)
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	3,768	1,510	1,859
Total change in unrealized losses on cash flow hedges, net of tax(b)	8,602	(922)	(3,181)
Total other comprehensive income (loss), net of tax	7,837	200	(3,203)
Comprehensive income	$330,081	$264,730	$208,466
___________________________________
(a) Net of tax of ($412), $604 and ($12) for the years ended December 31, 2014, 2013 and 2012, respectively.
(b) Net of tax of $4,632, ($496) and ($1,713) for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$322,244	$264,530	$211,669
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	18,696	13,320	12,481
Change in fair value of royalty rights - at fair value	(44,927)	5,637	—
Amortization of non-recourse notes offering costs	—	—	1,226
Other amortization, depreciation and accretion of embedded derivative	(134)	(404)	946
Loss on extinguishment of convertible notes	6,143	—	—
Hedge ineffectiveness on foreign exchange contracts	(5)	(11)	(257)
Gain on sale of investments	(30)	—	—
Stock-based compensation expense	1,501	872	937
Net excess tax benefit from stock-based compensation	—	(22)	(27)
Deferred income taxes	(19,842)	(999)	11,338
Changes in assets and liabilities:
Receivables from licensees and other	—	66	234
Prepaid and other current assets	2,126	387	5,233
Accrued interest on notes receivable	(6,800)	(9,530)	(2,832)
Other assets	(63)	264	(17)
Accounts payable	31	(787)	546
Accrued legal settlement	—	—	(27,500)
Accrued liabilities	4,343	(1,447)	62
Accrued income taxes	3,293	—	—
Other long-term liabilities	5,705	(2,131)	(1,533)
Net cash provided by operating activities	292,281	269,745	212,506
Cash flows from investing activities
Purchases of investments	(1,750)	(9,875)	(29,898)
Maturities of investments	3,530	43,780	50,831
Purchase of royalty rights - at fair value	(81,100)	(241,314)	—
Proceeds from royalty rights - at fair value	102,460	—	—
Purchase of notes receivable	(230,000)	(148,708)	(97,590)
Repayment of notes receivable	68,800	59,279	5,000
Purchase of property and equipment	(49)	(2)	(51)
Net cash used in investing activities	(138,109)	(296,840)	(71,708)
Cash flows from financing activities
Proceeds from term loan	—	74,169	—
Repayment of term loan	(75,000)	—	—
Repurchase of convertible notes	(56,191)	—	—
Repayment of non-recourse notes	—	—	(93,370)
Payment of debt issuance costs	(9,825)	—	(845)
Proceeds from the issuance of convertible notes	300,000	—	—
Purchase of call options	(30,951)	—	—
Proceeds from issuance of warrants	11,427	—	—
Cash dividends paid	(96,557)	(84,006)	(83,942)
Excess tax benefit from stock-based compensation	—	22	27
Net cash provided by (used in) financing activities	42,903	(9,815)	(178,130)
Net increase (decrease) in cash and cash equivalents	197,075	(36,910)	(37,332)
Cash and cash equivalents at beginning of the year	94,302	131,212	168,544
Cash and cash equivalents at end the year	$291,377	$94,302	$131,212
See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information
Cash paid for income taxes	$189,000	$139,000	$99,000
Cash paid for interest	$18,439	$10,997	$15,754
Stock issued to settle debt	$171,879	$—	$—

See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2011	139,679,752	$1,397	$(161,750)	$(42,035)	$(1,885)	$(204,273)
Issuance of common stock under employee benefit plans	136,507	1	(1)	—	—	—
Issuance of convertible debt	—	—	10,692	—	—	10,692
Stock-based compensation expense	—	—	937	—	—	937
Dividends declared	—	—	(83,944)	—	—	(83,944)
Comprehensive income:
Net income	—	—	—	211,669	—	211,669
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(22)	(22)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(3,181)	(3,181)
Total comprehensive income						208,466
Balance at December 31, 2012	139,816,259	1,398	(234,066)	169,634	(5,088)	(68,122)
Issuance of common stock under employee benefit plans	118,310	1	(1)	—	—	—
Stock-based compensation expense	—	—	872	—	—	872
Tax benefit from stock options	—	—	22	—	—	22
Dividends declared	—	—	—	(84,013)	—	(84,013)
Comprehensive income:
Net income	—	—	—	264,530	—	264,530
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	1,122	1,122
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(922)	(922)
Total comprehensive income						264,730
Balance at December 31, 2013	139,934,569	1,399	(233,173)	350,151	(4,888)	113,489
Issuance of common stock under employee benefit plans	148,882	2	(2)	—	—	—
Issuance of common stock for convertible debt	22,103,031	221	(221)	—	—	—
Extinguishment of convertible debt	—	—	102,134	—	—	102,134
Issuance of convertible debt	—	—	18,689	—	—	18,689
Purchase of purchased call options, net of tax	—	—	(20,118)	—	—	(20,118)
Proceeds from the sale of warrants	—	—	11,427	—	—	11,427
Stock-based compensation expense	—	—	1,501	—	—	1,501
Tax benefit from stock options	—	—	(111)	—	—	(111)
Dividends declared	—	—	—	(96,655)	—	(96,655)
Comprehensive income:
Net income	—	—	—	322,244	—	322,244
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(765)	(765)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	8,602	8,602
Total comprehensive income						330,081
Balance at December 31, 2014	162,186,482	$1,622	$(119,874)	$575,740	$2,949	$460,437

See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1. Organization and Business

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has invested approximately $780 million to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on intellectual property asset management, acquiring new income generating assets and maximizing value for its stockholders.

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

In the year ended December 31, 2014, we received Queen et al. patent royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Kadcyla

Biogen Idec[1]	Tysabri

Chugai	Actemra

Roche	Gazyva

Takeda	Entyvio
____________________
1 In April 2013, Biogen Idec completed its purchase of Elan's interest in Tysabri. Prior to this our licensee for Tysabri was identified as Elan.

Prior to December 2008, our business included biotechnology operations, which were focused on the discovery and development of novel antibodies that we spun off to Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics, Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and under the rules and regulations of the SEC. The financial statements include all adjustments (consisting only of normal recurring adjustments), except as discussed under "Correction of Immaterial Error" below, that management of PDL believes are necessary for a fair presentation of the periods presented.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Interest income recognized from financial assets that was previously reported as a component of "Interest and other income, net" in our Consolidated Statements of Income has been reclassified to "Interest revenue" as a component of revenue in the Consolidated statements of Income.

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

Cash Equivalents and Investments

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in "Accumulated other comprehensive income (loss)." See Note 5.

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

Notes and Other Long-Term Receivables

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

Convertible Notes

We issued our Series 2012 Notes, May 2015 Notes and our February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

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

Realized and unrealized gains and losses from investments in royalty rights are presented together on our Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. These contracts extend through the fourth quarter of 2015. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges.

At the inception of the hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro forward contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income (loss)." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portions is reported in other income in the period the ineffectiveness occurs.

Queen et al. Royalty Revenues

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach. Tax laws require items to be included in tax filings at different times than the items are reflected in the financial statements. A current liability is recognized for the estimated taxes payable for the current year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes are adjusted for enacted changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 16, “Income Taxes” of this Form 10-K for additional information.

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

Correction of Immaterial Error

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, PDL was engaged in ongoing discussions with the SEC staff after receiving a comment letter regarding our Consolidated Financial Statements included in our Annual Report on Form 10- K for the fiscal year ended December 31, 2013. The comment letter requested additional information about the Company’s accounting for the Depomed Royalty Agreement. The Company was asked to support its position and explain why the transaction was accounted for as the acquisition of intangible assets as opposed to that of financial assets. While significant judgment was required to account for this transaction, as either the acquisition of intangible assets or financial assets, we concluded that it is most appropriate to account for the asset as a Level 3 financial asset, which was a change to the previously reported accounting for this transaction. For the quarterly period ended June 30, 2014, PDL elected to measure this asset at fair value each reporting period. The change in the estimated fair value of this asset at each reporting period is now shown on a single caption, “Royalty rights - change in fair value” in our Consolidated Statements of Income. The purchase of this asset is reported as an investing activity in our Consolidated Statements of Cash Flows. The revenue recognized each period related to this asset is now reported as an adjustment to net income in order to determine net cash provided by (used in) operating activities in our Consolidated Statements of Cash Flows. Actual cash received is reported as an investing cash inflow in our Consolidated Statements of Cash Flows, separate from cash used in investing activities to purchase the asset in 2013. The Company reviewed the impact of this change in accounting on prior annual and interim periods in accordance with SAB no. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the changes were not material for the period from October 18, 2013 (acquisition date), through March 31, 2014, and did not represent a material impact to our Consolidated Financial Statements in either our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

We evaluated the materiality of correcting the cumulative error in the period ended June 30, 2014. Based on such evaluation, we concluded that the correction was not material to that period. Accordingly, we corrected the cumulative error in our Consolidated Statement of Income for the year ended December 31, 2014 as follows: (i) $1.7 million increase in total revenues, (ii) $12.8 million increase in pre-tax income, (iii) $8.1 million increase in net income. This correction includes the cumulative impact of 2013 corrections. The impacts to our Consolidated Balance Sheet and Statements of Cash Flows were not material.

We determined that a retrospective revision due to the correction of an error was not required. The prospective change is reflected beginning April 1, 2014 as a component of “Royalty rights - change in fair value” in our Consolidated Statements of Income. Intangible assets that were presented in historical periods have been reclassified to "Royalty rights - at fair value" in our Consolidated Balance Sheets and amortization of intangible assets that was presented in cost of revenues have been reclassified to "Royalty rights - change in fair value" as a component of revenues in our Consolidated Statements of Income for all periods presented. Such reclassifications did not have an impact on our results of operations, cash flows or financial position.

On December 8, 2014, the SEC communicated to PDL, in a close-out letter, that it had completed its review of the Annual Report on Form 10- K for the fiscal year ended December 31, 2013 and the related topic of accounting for the acquisition of Depomed royalties.

3. Net Income per Share

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Numerator
Net income	$322,244	$264,530	$211,669
Add back interest expense for convertible notes, net of estimated tax of zero, $13 and $25, for the years ended December 31, 2014, 2013 and 2012, respectively	—	25	46
Income used to compute net income per diluted share	$322,244	$264,555	$211,715
Denominator
Total weighted-average shares used to compute net income per basic share	158,224	139,842	139,711
Effect of dilutive stock options	126	83	95
Restricted stock awards	21	20	17
Assumed conversion of Series 2012 Notes	3,532	12,373	4,944
Assumed conversion of February 2015 Notes	—	106	631
Assumed conversion of warrants	5,510	—	—
Assumed conversion of May 2015 Notes	5,697	6,919	1,005
Shares used to compute net income per diluted share	173,110	159,343	146,403
Net income per basic share	$2.04	$1.89	$1.52
Net income per diluted share	$1.86	$1.66	$1.45

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, the Series 2012 Notes and the May 2015 Notes on a weighted-average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of the February 2015 Notes was exchanged for the Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of the February 2015 Notes was exchanged for the Series 2012 Notes, and the February 2015 Notes were retired, in the first quarter of 2014, $131.7 million aggregate principal of the Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements, and in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes.

In May 2011, we issued the May 2015 Notes, and in January and February 2012 we issued the Series 2012 Notes. The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustments related to the Series 2012 Notes and May 2015 Notes include the shares issuable in respect of such excess.

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

The warrants are dilutive for the year ended December 31, 2014, as the exercise price of the warrant was lower than the average market price of our common stock. We excluded from our calculations of net income per diluted share zero, 21.1 million and 19.6 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, for warrants issued in 2011, because the exercise price of the warrants was higher than the average market price of our common stock and thus, for the years ended December 31, 2013 and 2012, no stock was issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 26.6 million, 24.8 million and 23.0 million shares were excluded from our calculations of net income per diluted share for the years ended December 31, 2014, 2013 and 2012, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 11.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the year ended December 31, 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the year ended December 31, 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 11.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the years ended December 31, 2014, 2013 and 2012, we excluded approximately 35,000, 115,000 and 157,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from our net income per diluted share calculations because their effect was anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, we excluded approximately zero, zero, and 1,000 shares, respectively, underlying restricted stock awards, calculated on a weighted-average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	December 31, 2014				December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$221,792	$—	$—	$221,792	$85,970	$—	$—	$85,970
Corporate securities	—	2,310	—	2,310	—	5,238	—	5,238
Foreign currency hedge contracts	—	4,069	—	4,069	—	—	—	—
Royalty rights - at fair value	—	—	259,244	259,244	—	—	235,677	235,677
Total	$221,792	$6,379	$259,244	$487,415	$85,970	$5,238	$235,677	$326,885

Financial liabilities:
Foreign currency hedge contracts	$—	$—	$—	$—	$—	$8,871	$—	$8,871

There have been no transfers between levels during the years ended December 31, 2014 and 2013. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of December 31, 2014 and 2013, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. The asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies and estimates of inventory levels within the related distribution channels. The discounted cash flow was based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized ranged from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $19.8 million or increase by $25.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected cash flows from royalties increase or decrease by 10%, the fair value of the asset could increase by $14.2 million or decrease by $14.9 million, respectively. At each reporting period an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, to the likely practices of its distributors in drawing down such inventory and to a review by the Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. While the cash royalties paid to PDL on sales of Glumetza in the third and fourth quarter of 2014 were $51.7 million, approximately $18.9 million above our internal forecast, we have determined that sales of Glumetza, and therefore royalties on such sales paid to PDL, will be lower in 2015 as distributors reduce their excess levels of inventory of Glumetza. As a result, an adjustment to our previously estimated future cash flows of Glumetza was required to properly reflect the estimated excess inventory levels of Glumetza. That adjustment resulted in a decrease of $42.6 million in the fair value.

As of December 31, 2014, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $176.2 million. As of December 31, 2014, the maximum loss exposure was $176.2 million.

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

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2014, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $16.1 million. As of December 31, 2014, the maximum loss exposure was $16.1 million.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014 and in the European Union on January 22, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at December 31, 2014, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.4 million or increase by $7.4 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2014, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $66.9 million. As of December 31, 2014, the maximum loss exposure was $66.9 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2013		$—

Transfer into Level 3		235,677
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$44,927
Proceeds from royalty rights - at fair value	$(102,460)
Total net change in fair value for the period		(57,533)
Purchases, issues, sales, and settlements
Purchases		81,100

Ending Balance at December 31, 2014		$259,244

The correction of the immaterial error as described in Note 2 resulted in accounting for the Depomed Royalty Agreement as a Level 3 financial asset. That correction has been identified above as a transfer into Level 3.

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Year Ended December 31,
(in thousands)	2014	2013

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$44,927	$—

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2014			December 31, 2013
	Carrying Value	Level 2	Level 3	Carrying Value	Level 2	Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$47,694	$—	$46,042
Hyperion note receivable	1,200	—	1,200	1,194	—	1,195
AxoGen note receivable and embedded derivative	—	—	—	26,544	—	25,785
Avinger note receivable	20,611	—	20,760	20,250	—	19,061
LENSAR note receivable	39,668	—	40,451	39,572	—	39,572
Durata note receivable	—	—	—	24,995	—	24,995
Direct Flow Medical note receivable	50,397	—	49,940	34,799	—	34,799
Paradigm Spine note receivable	49,571	—	50,125	—	—	—
kaléo note receivable	151,574	—	151,073	—	—	—
Total	$363,212	$—	$363,740	$195,048	$—	$191,449
Liabilities:
Series 2012 Notes	$22,261	$33,506	$—	$172,630	$277,650	$—
May 2015 Notes	153,235	205,534	—	148,253	212,304	—
February 2018 Notes	276,228	289,665	—	—	—	—
Term loan	—	—	—	74,397	75,000	—
Total	$451,724	$528,705	$—	$395,280	$564,954	$—

As of December 31, 2014, the estimated fair value of our Paradigm Spine note receivable and kaléo note receivable, as of December 31, 2014 and 2013, the estimated fair values of our Wellstat Diagnostics note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable and Direct Flow Medical note receivable, and as of December 31, 2013, the estimated fair values of our AxoGen note receivable and embedded derivative and Durata note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. In all cases, the undiscounted expected future cash flows exceed the related carrying value.

When deemed necessary we engage a third party valuation expert to assist in evaluating our investments and the related inputs needed for us to estimate the fair value of certain investments. We determined our notes receivable assets are Level 3 assets as our valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, we considered forward-looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash in connection with a refinancing at AxoGen.

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On December 31, 2014, the discounted cash flow was based upon expected income from estimated sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA. On December 31, 2013, the estimated fair value of Wellstat Diagnostics Note Receivable and Credit Agreement was determined by using a discounted cash flow that was based upon expected income from estimated sales through December 31, 2016.

On December 31, 2014, the carrying value of the Direct Flow Medical note exceeded its fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined this note to be Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 15.50%, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

On December 31, 2014, the carrying value of the kaléo note exceeded its fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined this note to be Level 3 asset, as our valuation utilized significant unobservable inputs, including a discount rate of 13.00%, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurement, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

5. Cash, Cash Equivalents and Investments

As of December 31, 2014 and 2013, we had invested our excess cash balances primarily in money market funds and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income (loss)" in stockholders’ equity, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
December 31, 2014
Cash	$69,585	$—	$—	$69,585	$69,585	$—
Money market funds	221,792	—	—	221,792	221,792	—
Corporate securities	1,750	560	—	2,310	—	2,310
Total	$293,127	$560	$—	$293,687	$291,377	$2,310

December 31, 2013
Cash	$8,332	$—	$—	$8,332	$8,332	$—
Money market funds	85,970	—	—	85,970	85,970	—
Corporate securities	3,500	1,738	—	5,238	—	5,238
Total	$97,802	$1,738	$—	$99,540	$94,302	$5,238

We recognized approximately $30,000, zero and $13,000, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2014, 2013 and 2012.

The unrealized gain on investments included in "Other comprehensive income (loss), net of tax," was approximately $364,000 and $1,129,000 as of December 31, 2014 and 2013, respectively.

6. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2014 and 2013, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

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

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. We de-designated and terminated certain forward contracts, due to our determination that certain cash flows under the de-designated contracts were not probable to occur, and recorded a gain of approximately $391,000 to "Interest and other income, net," which was reclassified from other comprehensive income (loss) net of tax effects. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts.

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2014		December 31, 2013
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.240	Sell Euro	$—	$—	$10,850	$(1,207)
Euro	1.256	Sell Euro	6,000	241	—	—
Euro	1.257	Sell Euro	15,750	728	—	—
Euro	1.259	Sell Euro	16,125	752	—	—
Euro	1.260	Sell Euro	33,000	1,468	—	—
Euro	1.270	Sell Euro	7,000	377	44,450	(3,760)
Euro	1.281	Sell Euro	8,000	503	36,814	(2,785)
Euro	1.300	Sell Euro	—	—	19,500	(1,119)
Total			$85,875	$4,069	$111,614	$(8,871)

The location and fair values of our Euro forward contracts in our Consolidated Balance Sheets were as follows:

		December 31,
Cash Flow Hedge	Location	2014	2013
(In thousands)
Euro forward contracts	Prepaid and other current assets	$3,352	$—
Euro forward contracts	Other assets	$717	$—
Euro forward contracts	Accrued liabilities	$—	$7,355
Euro forward contracts	Other long-term liabilities	$—	$1,516

The effect of our derivative instruments in our Consolidated Statements of Income and our Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31,
	2014	2013	2012
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$4,834	$(2,432)	$(5,040)
Gain (loss) reclassified from accumulated OCI into "Queen et al. royalty revenue," net of tax (2)	$(3,768)	$(1,510)	$(1,859)
Net gain (loss) recognized in "Interest and other income, net" -- cash flow hedges (3)	$5	$11	$(169)
Net gain (loss) recognized in "Interest and other income, net" -- non-designated contracts (4)	$—	$—	$391
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI
(2) Effective portion classified as royalty revenue
(3) Ineffectiveness from excess hedge was approximately ($5), ($11) and $8 for the years ended December 31, 2014, 2013 and 2012, respectively. Net loss from restructuring hedges was approximately zero, zero and $161 for the years ended December 31, 2014, 2013 and 2012, respectively
(4) Gain on de-designation classified as "Interest and other income, net"

A gain of approximately $2.1 million, net of tax, is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months.

7. Notes and Other Long-Term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics. In addition to bearing interest at 10% per annum, the note receivable gave PDL certain rights to negotiate for certain future financing transactions. In August 2012, PDL and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit facility entered into with the Company on the same date.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

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

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million that was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net." The new carrying value was lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note receivable was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred, (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics, and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014 was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Wellstat Diagnostics Borrower Notice. The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Wellstat Diagnostics Guarantor Notice. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ shareholders.

On September 24, 2014, the Company filed the Wellstat Diagnostics Petition, which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ shareholders and Wellstat Therapeutics.

On November 4, 2014, the Company entered into the third amendment to amended and restated credit agreement with Wellstat Diagnostics. The amendment provides that additional funding, if any, to be made by the Company is conditioned upon agreement by Wellstat Diagnostics to effecting certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Subsequent to the third amendment to amended and restated credit agreement with Wellstat Diagnostics, PDL advanced to Wellstat Diagnostics $6.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014 and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of December 31, 2014 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full carrying value, there can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral or the timing in realizing value from such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of December 31, 2014. The estimated fair value of the collateral was determined to be in excess of that of the carrying value. Hyperion is considering other sources of financing and strategic alternatives, including selling the company. Depending on the outcome of its efforts and PDL's assessment of Hyperion's financial viability, we may recognize an impairment charge in a future period.

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

In September 2013, Merus Labs prepaid in full its obligations under the credit agreement, including accrued interest through the payment date and a prepayment fee of 1% of the aggregate principal amount outstanding at the time of repayment. There was no outstanding balance owed as of December 31, 2014.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

Under the AxoGen Royalty Agreement, beginning on October 1, 2016, or in the event of the occurrence of a material adverse event, AxoGen's bankruptcy or material breach of the AxoGen Royalty Agreement, the Company could have required AxoGen to repurchase the royalty rights at a price that, together with payments already made by AxoGen, would generate a specified internal rate of return to the Company. The Company has concluded that the repurchase option is an embedded derivative that should be bifurcated and separately accounted for at fair value. The estimated fair value of the change of control provision was approximately zero and $1.1 million as of December 31, 2014 and 2013, respectively.

In the event of a change of control, AxoGen was required to repurchase the assigned interests from the Company for a repurchase price equal to an amount that, together with payments already made by AxoGen, would have generated a 32.5% internal rate of return to the Company.

On August 14, 2013, PDL purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, PDL sold these shares at $3.03 per share, totaling $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative.

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale and recorded as short-term investments on the balance sheet. As of December 31, 2014, the shares were valued at $2.3 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

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

Principal repayment will commence on the thirteenth interest payment date or December 31, 2016. The principal amount outstanding at the commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on October 1, 2018. LENSAR may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The loans are secured by substantially all of the assets of LENSAR.

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

On November 17, 2014, the Company received a payment of approximately $42.7 million constituting repayment in full of the outstanding principal amount of loans plus accrued interest and fees under the credit agreement. The repayment was made in connection with the acquisition of Durata by Actavis plc.

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement, the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone).

Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On November 10, 2014, PDL and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from an equity offering prior to December 31, 2014. In exchange, the parties amended the credit agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted PDL certain board of director observation rights. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, at Paradigm Spine’s discretion. Borrowings under the Paradigm Spine Credit Agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

kaléo Note Purchase Agreement

On April 1, 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by the kaléo Revenue Interests, and a pledge of kaléo’s equity ownership in Accel 300.

The secured notes bear interest at 13% per annum, paid quarterly in arrears on principal outstanding. The principal balance of the secured notes is repaid to the extent that the kaléo Revenue Interests exceed the quarterly interest payment, as limited by a quarterly payment cap. The final maturity of the secured notes is June 2029. Kaléo may redeem the secured notes at any time, subject to a redemption premium.

As of December 31, 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 4.

8. Property and Equipment

	December 31,
(In thousands)	2014	2013
Leasehold improvements	$153	$127
Computer and office equipment	9,043	9,028
Furniture and fixtures	45	38
Total	9,241	9,193
Less accumulated depreciation and amortization	(9,179)	(9,152)
Property and equipment, net	$62	$41

9. Accrued Liabilities

	December 31,
(In thousands)	2014	2013
Compensation	$1,332	$768
Interest	6,210	2,925
Foreign currency hedge	—	7,355
Dividend payable	90	59
Legal	296	324
Other	948	426
Total	$8,876	$11,857

10. Commitments and Contingencies

Operating Leases

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2016. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows:

(In thousands)
2015	$221
2016	101
Total	$322

11. Convertible Notes and Term Loans

Convertible Notes and Term Loan activity for the years ended December 31, 2014 and 2013:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2015 Notes	February 2018 Notes	Term Loan	Total
Balance at December 31, 2012	$165,528	$143,433	$991	$—	$—	$309,952
Issuance and exchange	1,000	—	(1,000)	—	75,000	75,000
Non-cash discount	—	—	—	—	(831)	(831)
Discount amortization	6,102	4,820	9	—	228	11,159
Balance at December 31, 2013	172,630	148,253	—	—	74,397	395,280
Issuance and exchange	(152,784)	(200)	—	300,000	—	147,016
Payment	—	—	—	—	(75,000)	(75,000)
Non-cash discount	—	—	—	(29,726)	—	—
Discount amortization	2,415	5,182	—	5,954	603	14,154
Balance at December 31, 2014	$22,261	$153,235	$—	$276,228	$—	$451,724

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the Series 2012 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the de-recognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. The exchange agreement provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company issued approximately 1.8 million shares of its common stock and paid a cash payment of approximately $26.2 million. Immediately following the exchange, $22.3 million principal amount of the Series 2012 Notes was outstanding with approximately $0.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes. On February 17, 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

The terms of the Series 2012 Notes were governed by the indenture dated as of January 5, 2012, and included a net-share settlement feature, meaning that if a conversion occurred, the principal amount would have been settled in cash and the excess, if any, would have been settled in the Company’s common stock. The Series 2012 Notes could not be redeemed by the Company prior to their stated maturity date. The Series 2012 Notes were due February 15, 2015, and bore interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

Holders could convert their Series 2012 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Series 2012 Notes under the following circumstances:

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

Holders of the Series 2012 Notes who convert their Series 2012 Notes in connection with a fundamental change resulting in the reclassification, conversion, exchange or cancellation of our common stock may be entitled to a make-whole premium in the form of an increase in the conversion rate. Such fundamental change is generally defined to include a merger involving PDL, an acquisition of a majority of PDL’s outstanding common stock and a change of a majority of PDL’s board of directors without the approval of our board of directors.

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

The principal amount, carrying value and unamortized discount of the Series 2012 Notes were as follows:

	December 31,
(In thousands)	2014	2013
Principal amount of the Series 2012 Notes	$22,337	$180,000
Unamortized discount of liability component	(76)	(7,370)
Net carrying value of the Series 2012 Notes	$22,261	$172,630

Interest expense for the Series 2012 Notes on the Consolidated Statements of Income was as follows:

	Year ended December 31,
(In thousands)	2014	2013	2012
Contractual coupon interest	$1,726	$5,158	$5,122
Amortization of debt issuance costs	1,089	1,152	1,107
Amortization of debt discount	2,415	6,102	5,682
Total	$5,230	$12,412	$11,911

As of December 31, 2014, the Series 2012 Notes were convertible into 195.248 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.12 per common share. As of December 31, 2014, the remaining discount amortization period was 0.1 years.

Our common stock exceeded the conversion threshold price of $6.78 per common share for at least 20 days during the 30 consecutive trading days ended September 30, 2014; accordingly, the Series 2012 Notes were convertible at the option of the holder during the quarter ended December 31, 2014. Our common stock price exceeded the conversion threshold price of $6.66 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2014; accordingly, the Series 2012 Notes are convertible at the option of the holder during the quarter ending March 31, 2015. The Series 2012 Notes have been classified as current as the notes will be due upon demand within one year of the year ended December 31, 2014. At December 31, 2014, the if-converted value of the Series 2012 Notes exceeded their principal amount by approximately $11.3 million.

See Note 19 for subsequent event transactions related to convertible notes.

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes are due May 1, 2015, and we pay interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of the May 2015 Notes and increases interest expense during the term of the May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of December 31, 2014, the remaining discount amortization period is 0.3 years.

The carrying value and unamortized discount of the May 2015 Notes were as follows:

	December 31,
(In thousands)	2014	2013
Principal amount of the May 2015 Notes	$155,050	$155,250
Unamortized discount of liability component	(1,815)	(6,997)
Net carrying value of the May 2015 Notes	$153,235	$148,253

Interest expense for the May 2015 Notes on the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Contractual coupon interest	$5,817	$5,822	$5,822
Amortization of debt issuance costs	1,274	1,232	1,193
Amortization of debt discount	5,182	4,820	4,481
Total	$12,273	$11,874	$11,496

As of December 31, 2014, the May 2015 Notes are convertible into 171.1768 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.84 per common share, subject to further adjustment upon certain events including dividend payments.

Our common stock exceed the conversion threshold price of $7.74 for at least 20 days during the 30 consecutive trading days ended September 30, 2014; accordingly, the May 2015 Notes were convertible at the option of the holder during the quarter ended December 31, 2014. Our common stock price did exceed the conversion threshold price of $7.59 per common share for at least 20 days during the 30 consecutive trading days ended December 31, 2014; accordingly, the May 2015 Notes are convertible at the option of the holder during the quarter ending March 31, 2015. The May 2015 Notes have been classified as current as the notes will be due upon demand within one year of the year ended December 31, 2014. At December 31, 2014, the if-converted value of the May 2015 exceeded their principal amount by approximately $49.6 million.

Purchased Call Options and Warrants

In connection with the issuance of the May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in the May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the May 2015 Notes, approximately 26.6 million shares of our common stock. We may exercise the purchased call options upon conversion of the May 2015 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on May 1, 2015, or the last day any of the May 2015 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 31.0 million shares of common stock underlying the May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of the May 2015 Notes. The strike prices are approximately $5.84 and $6.87, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

If the share price is above $5.84, but below $6.87, upon conversion of the May 2015 Notes, the purchased call options will offset the share dilution, because the Company will receive shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $6.87, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.87. For example, a 10% increase in the share price above $6.87 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. As our share price continues to increase, additional dilution would occur.

While the purchased call options are expected to reduce the potential equity dilution upon conversion of the May 2015 Notes, prior to conversion or exercise, the May 2015 Notes and the warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2014, and 2013, there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at December 31, 2014, and 2013. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of the Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

The February 2018 Notes are convertible under any of the following circumstances:

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of December 31, 2014, the remaining discount amortization period is 3.1 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	December 31, 2014
Principal amount of the February 2018 Notes	$300,000
Unamortized discount of liability component	(23,772)
Net carrying value of the February 2018 Notes	$276,228

Interest expense for the February 2018 Notes on our Consolidated Statements of Income was as follows:

Year Ended
December 31,
(In thousands)	2014
Contractual coupon interest	$10,633
Amortization of debt issuance costs	1,898
Amortization of debt discount	5,954
Total	$18,485

As of December 31, 2014, the February 2018 Notes are not convertible. At December 31, 2014, the if-converted value of the February 2018 Notes did not exceed the principal amount.

Purchased Call Options and Warrants

In connection with the issuance of the February 2018 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 32.7 million shares of our common stock. We may exercise the purchased call options upon conversion of the February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of the February 2018 Notes remain outstanding.

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie the February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. We received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of our common stock, as defined in the warrants, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of the February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at December 31, 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party, and Royal Bank of Canada as administrative agent. The initial Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of October 28, 2014, the interest rate was 2.23%. Interest and principal payments associated with the Term Loan were paid on the interest payment dates of January 31, April 30, July 31 of 2014 and October 28, 2014. This principal balance and outstanding interest were paid in full on October 28, 2014.

As of December 31, 2014 and 2013, PDL was in compliance with all applicable debt covenants.

As of December 31, 2014, the future minimum principal payments under the Series 2012 Notes, May 2015 Notes and February 2018 Notes were:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2018 Notes	Total
2015	$22,337	$155,050	$—	$177,387
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	300,000	300,000
Total	$22,337	$155,050	$300,000	$477,387

12. Other Long-Term Liabilities

	December 31,
(In thousands)	2014	2013
Accrued lease liability	$10,700	$10,700
Long term incentive	578	—
Uncertain tax position	26,356	10,826
Foreign currency hedge	—	1,516
Dividend payable	68	—
Total	$37,702	$23,042

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2014, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $79.0 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2014, and 2013, related to this guarantee.

13. Stock-Based Compensation

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

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2014, 2013 and 2012, is presented below:

	Year Ended December 31,
Stock-based Compensation	2014	2013	2012
(In thousands)
Employees and directors	$1,157	$655	$650
Non-employees	344	217	287
Total	$1,501	$872	$937

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and non-employees.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2014, is as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	5,200,000	1,034,216	—	4,165,784
2002 Outside Directors Stock Option Plan(2)	157,000	140,750	16,250	—
1999 Non-statutory Stock Option Plan(2)	4,966,183	4,966,183	—	—
1999 Stock Option Plan(2)	3,694,485	3,653,150	41,335	—
_________________________

(1)	As of December 31, 2014, there were 277,881 shares of unvested restricted stock awards outstanding.

(2)	Plan terminated in 2009, subject to options outstanding under the plan.

Under our 2005 Equity Incentive Plan, we are authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards.

In 2009, the compensation committee of our board of directors (the "Compensation Committee") terminated the 1991 Nonstatutory Stock Option Plan. Additionally the Compensation Committee terminated the 1999 Outside Director Stock Option Plan, the 1999 Nonstatutory Stock Option Plan and the 2002 Outside Directors Stock Option Plan, subject to any outstanding options. Also in June 2009, our stockholders approved amendments to the Company’s 2005 Equity Incentive Plan to expand persons eligible to participate in the plan to include our outside directors.

Stock Option Activity

A summary of our stock option activity is presented below:

	2014		2013		2012
	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of year	172	$16.52	196	$16.22	231	$16.62
Expired	(114)	$22.08	(24)	$14.07	(35)	$18.83
Outstanding at end of year	58	$5.41	172	$16.52	196	$16.22
Exercisable at end of year	58	$5.41	172	$16.52	196	$16.22

As of December 31, 2014, the aggregate intrinsic value of our outstanding and exercisable stock options was $0.1 million and the weighted-average remaining contractual life was 0.8 years. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the closing prices of our common stock of $7.71 on December 31, 2014, which would have been received by the option holders had option holders exercised their options as of that date. All stock options were fully vested as of 2010 and at December 31, 2014, had an exercise price of to $5.41.

Restricted Stock

Restricted stock has the same rights as other issued and outstanding shares of the Company’s common stock, including, in some cases, the right to accrue dividends, which are held in escrow until the award vests. The compensation expense related to these awards is determined using the fair market value of the Company’s common stock on the date of the grant, and the compensation expense is recognized ratably over the vesting period. Under the company's recent restricted stock plans, restricted stock awards typically vest over one to five years. In addition to service requirements, vesting of restricted stock awards may be subject to the achievement of specified performance goals set by the Compensation Committee. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

A summary of our restricted stock activity is presented below:

	2014		2013		2012
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	114	$7.45	120	$6.51	137	$6.09
Awards granted	312	$8.39	127	$7.50	139	$6.49
Awards vested	(149)	$7.67	(118)	$6.59	(137)	$6.09
Forfeited	—	$—	(15)	$7.07	(19)	$6.35
Nonvested at end of year	277	$8.39	114	$7.45	120	$6.51

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2014, 2013 and 2012, was $1.5 million, $0.9 million and $0.9 million, respectively. As of December 31, 2014, the aggregate intrinsic value of non-vested restricted stock was $2.1 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2014, was $1.4 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 1.8 years.

14. Cash Dividends

On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

On January 29, 2014, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, which were paid on March 12, June 12, September 12 and December 12 of 2014 to stockholders of record on March 5, June 5, September 5 and December 5 of 2014, the record dates for each of the dividend payments, respectively. We paid $96.6 million in dividends in 2014.

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

15. Customer Concentration

The percentage of total revenue earned from licensees net sales, which individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2014	2013	2012
Licensees
Genentech	71%	81%	84%
Biogen Idec	10%	11%	12%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2014	2013	2012
United States	$334,325	$177,251	$140,179
Europe	246,825	278,934	240,626
Other	75	75	75
Total revenues	$581,225	$456,260	$380,880

16. Income Taxes

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current income tax expense
Federal	$187,056	$134,619	$104,152
State	22,631	3,726	1
Total current	209,687	138,345	104,153
Deferred income tax expense (benefit)
Federal	(29,095)	(416)	11,311
State	(1,564)	(583)	—
Total deferred	(30,659)	(999)	11,311
Total provision	$179,028	$137,346	$115,464

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Tax at U.S. statutory rate on income before income taxes	$175,445	$140,656	$114,496
Change in valuation allowance	(5,390)	(2,055)	—
State taxes	1	1	1
Change in uncertain tax positions	7,395	(2,082)	—
Other	1,577	826	967
Total	$179,028	$137,346	$115,464

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$5,441	$6,063
Research and other tax credits	2,147	2,259
Intangible assets	14,125	3,559
Stock-based compensation	241	215
Accruals	662	255
Debt modifications	5,407	330
Unrealized losses on foreign currency hedge contracts	—	2,632
Other	8,500	47
Total deferred tax assets	36,523	15,360
Valuation allowance	—	(5,390)
Total deferred tax assets, net of valuation allowance	36,523	9,970
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(762)	(953)
Debt modifications	—	(1,779)
Other	—	(161)
Unrealized gain on foreign currency hedge contracts	(1,588)	—
Total deferred tax liabilities	(2,350)	(2,893)
Net deferred tax assets	$34,173	$7,077

As of December 31, 2014 and 2013, we had federal net operating loss carryforwards of $37.5 million and $39.4 million, respectively. We also had California net operating loss carryforwards of $215.5 million as of December 31, 2014 and 2013. The federal net operating loss carryforwards will expire in the year 2023 and the California net operating loss carryforwards will expire in 2019, if not utilized. As of December 31, 2014 and 2013, we had $19.3 million and $20.2 million, respectively of state tax credit carryforwards that will expire in 2028, if not utilized. The net operating loss carryforwards and tax credit carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet.

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

During 2014, as a result of changes in our business model and increased forecasted earnings, we determined that it was more likely than not that certain net operating losses, tax credits and other deferred tax assets would be realized in the near future. As a result, our valuation allowance against deferred tax assets of $5.4 million was released during the year.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2014, 2013 and 2012 is as follows:

	December 31,
(In thousands)	2014	2013	2011
Balance at the beginning of the year	$32,419	$32,647	$23,061
Increases related to tax positions from prior fiscal years	10,216	—	4,029
Increases related to tax positions taken during current fiscal year	11,006	5,490	5,557
Expiration of statute of limitations for the assessment of taxes from prior fiscal years	(6,495)	(5,718)	—
Balance at the end of the year	$47,146	$32,419	$32,647

The future impact of the unrecognized tax benefit of $47.1 million, if recognized, is as follows: $23.6 million would affect the effective tax rate and $23.5 million would result in adjustments to deferred tax assets. We periodically evaluate our exposures associated with our tax filing positions. During 2014, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $21.2 million primarily related to state items and decreased the unrecognized tax benefits by $6.5 million due to expiration of statute of limitation for our tax attributes.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $1.3 million during the year ended December 31, 2014, decreased income tax expense by $0.7 million during the year ended December 31, 2013, and increased income tax expense by $0.2 million during the year ended December 31, 2012, respectively. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $2.8 million and $1.5 million as of December 31, 2014 and 2013, respectively. In May 2012, PDL received a “no-change” letter from the IRS upon completion of an examination of the Company's 2008 federal tax return. We are currently under income tax examination in the state of California for the tax years 2009 and 2010.

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

17. Accumulated Other Comprehensive Income (Loss)

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

The balance of "Accumulated other comprehensive income (loss)," net of tax, was as follows:

	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2011	$29	$(1,914)	$(1,885)
Activity for the year ended December 31, 2012	(22)	(3,181)	(3,203)
Balance at December 31, 2012	7	(5,095)	(5,088)

Activity for the year ended December 31, 2013	1,122	(922)	200
Balance at December 31, 2013	1,129	(6,017)	(4,888)

Activity for the year ended December 31, 2014	(765)	8,602	7,837
Ending Balance at December 31, 2014	$364	$2,585	$2,949

18. Legal Proceedings

Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche, that resolved all outstanding legal disputes between the parties, including our Nevada litigation with Genentech relating to an August 2010 facsimile sent by Genentech on behalf of Roche and Novartis asserting its products do not infringe on PDL’s SPCs, and our arbitration proceedings with Genentech related to the audit of royalties on sales.

Under the terms of the Settlement Agreement, effective retroactively to August 15, 2013, Genentech will pay a fixed royalty rate of 2.125% on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015, as compared to the previous tiered royalty rate in the United States and the fixed rate on all ex-U.S.-based Manufacturing and Sales. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and will pay a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

The agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the agreement clarifies that the sales amounts from which the royalties are calculated do not include certain taxes and discounts.

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

Other Legal Proceedings

The Company, its directors, and certain of its officers were parties to three related lawsuits filed by stockholders of the Company. The first lawsuit, which purports to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, was brought in Federal District Court in Nevada and alleged that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition. This action is entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526-APG-NJK (D. Nev.).

A second lawsuit, which purported to be brought derivatively on behalf of the Company and was also filed in Federal District Court in Nevada, sought to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action was entitled Freely, et ano. v. Lindell, et al., No. 2:14-cv-01738-APG-GWF (D. Nev.). A third lawsuit, with substantially similar allegations to Freely was subsequently filed in Nevada State Court and was entitled Marchetti, et ano. v. Lindell, et al., No. A-14-708757-C (Dist. Ct. Clark Co., Nev.). On December 11, 2014, the Court in Hampe granted an unopposed motion to appoint Robert McElroy to serve as lead plantiff in accordance with Private Securities Litigation Reform Act. Pursuant to the scheduling order dated January 5, 2015, the lead plaintiff was required to file his amended complaint on or before March 5, 2015. The Freely and Marchetti actions were stayed pending the entry of an order dismissing the case or deciding an as yet unfiled motion to dismiss in Hampe.

On February 2, 2015 and February 17, 2015, the Hampe and Freely actions, respectively, were voluntarily dismissed without prejudice. On February 18, 2015, the parties to the Marchetti action filed a stipulation and proposed order of dismissal, which is subject to the approval of the court.

In addition, from time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

19. Subsequent Event

Retirement of Series 2012 Notes

On February 17, 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

20. Quarterly Financial Data (Unaudited)

	2014 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$117,075	$164,594	$162,752	$136,804
Net income	$55,071	$102,235	$92,055	$72,883
Net income per basic share	$0.34	$0.64	$0.57	$0.48
Net income per diluted share	$0.32	$0.61	$0.52	$0.44

	2013 Quarter Ended
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total revenues	$111,967	$100,178	$148,520	$95,595
Net income	$61,092	$56,225	$93,742	$53,471
Net income per basic share	$0.44	$0.40	$0.67	$0.38
Net income per diluted share	$0.39	$0.36	$0.62	$0.36

We corrected a cumulative error related to "Royalty rights - change in fair value" in our condensed consolidated statement of income for the quarter ended June 30, 2014 as discussed in Note 2. The impact of the out of period adjustment was a $1.7 million increase in total revenues, $12.8 million increase in pre-tax income and a $8.1 million increase in net income.

For the quarter ended March 31, 2014, $9.1 million of Interest income recognized from financial assets that was previously reported as a component of "Interest and other income, net" in our Consolidated Statements of Income has been reclassified to "Interest revenue" as a component of revenue in the Consolidated statements of Income.

For the quarters ended March 31, June 30, September 30 and December 31 of 2013, $3.7 million, $4.9 million, $2.9 million and $7.5 million, respectively, of Interest income recognized from financial assets that was previously reported as a component of "Interest and other income, net" in our Consolidated Statements of Income has been reclassified to "Interest revenue" as a component of revenue in the Consolidated statements of Income.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDL BioPharma, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of PDL Biopharma, Inc. and its subsidiaries at December 31, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 23, 2015

Report of ERNST & YOUNG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated balance sheet of PDL BioPharma, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDL BioPharma, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Redwood City, California
February 23, 2015

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PricewaterhouseCoopers has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accountants, PricewaterhouseCoopers LLP, audited the Consolidated Financial Statements included in this Annual Report and have issued an audit report on the effectiveness of our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below, and the report on the audit of the Consolidated Financial Statements appears in Item 8, "Financial Statement and Supplementary Data."

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Index to financial statements

Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8, "Financial Statements and Supplementary Data."

(2)	Financial Statement Schedules

The financial statement schedules are omitted because the information is inapplicable or presented in our Consolidated Financial Statements or notes.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
(John P. McLaughlin)

/S/ PETER S. GARCIA	Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2015
(Peter S. Garcia)

/S/ DAVID MONTEZ	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015
(David Montez)

/S/ DAVID GRYSKA	Director	February 23, 2015
(David Gryska)

/S/ JODY S. LINDELL	Director	February 23, 2015
(Jody S. Lindell)

/S/ PAUL W. SANDMAN	Director	February 23, 2015
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	February 23, 2015
(Harold E. Selick)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

4.1
Indenture between wholly-owned subsidiary QHP Royalty Sub LLC and U.S. Bank National Association, dated November 2, 2009 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2009)

4.2	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 9, 2010)

4.3	Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed July 29, 2011)

4.4	Supplemental Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2011)

4.5	Indenture between the Company and The Bank of New York Mellon, N.A., dated January 5, 2012 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 6, 2012)

4.6
Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.7
Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.8
Second Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 28, 2014 (incorporated by reference to Exhibit 4.9 to Annual Report on Form 10-K filed March 3, 2014)

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

10.20
Amendment No. 2 to Patent Licensing Master Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 2, 2009)

10.21
Amendment No. 1 to the Herceptin License Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 8, 2004)

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

10.31*	Offer Letter between the Company and Caroline Krumel, dated January 6, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 25, 2011)

10.32*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.33*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.34*	2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed July 29, 2011)

10.35*	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed February 23, 2012)

10.36*	2012 Annual Bonus Plan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed February 23, 2012)

10.37
Form of Exchange Agreement between the Company and certain holders of the Company's 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.38	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.39*	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

10.40	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 2, 2012)†

10.41	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incoporporated by reference to Exhibit 10.49 to Annual Report on Form 10-Kfiled March 1, 2013)†

10.42	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.43*	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012 (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 1, 2013)

10.44*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

10.45*	2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.46*	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.47*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.48	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.49
Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 15, 2013 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 6, 2013)†

10.50
Form of Exchange Agreement between the Company and certain holders of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2014)

10.51
Form of Purchase Agreement between the Company and a certain holder of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2014)

10.52	Form of Credit Agreement between the Company and certain borrowers (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 3, 2014)

10.53
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 30, 2013)

10.54
Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013 (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed March 3, 2014)†

10.55*	2014 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.56
Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 12, 2014)†

10.57
Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.58	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.59*	2014/18 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.60	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.61
First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 18, 2014)†

10.62
Amendment No. 1 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.63
Amendment No. 2 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2014)

10.64#	Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014†

10.65#	Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014†

10.66#	Exchange Agreement between Tang Capital Partners, LP and the Company, dated October 20, 2014.

10.67#	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical

12.1#	Ratio of Earnings to Fixed Charges

16.1	Letter from Ernst & Young LLP, dated September 16, 2014 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 16, 2014)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

23.2#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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