Form 10-K/A
period 2014-12-31
PDL BIOPHARMA, INC.
filed 2015-03-11
CIK 882104

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

For the transition period from to
Commission File Number: 000-19756
__________________________________________________
PDL BioPharma, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

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

Explanatory Note

PDL BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “Commission”) on February 23, 2015 (the “Original Filing Date”).

This Amendment No. 1 is being filed solely to amend Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) and Exhibit 23.2 (Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm) to reflect an inadvertent omission in the filing from the signed consents delivered of Registration Statement (Form S-3ARS No. 333-189536) of the Company.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Annual Report. This Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the Original Filing Date, or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the Original Filing Date and should be read in conjunction with the Company’s filings with the Commission subsequent to the filing of the Annual Report, including amendments to those filings, if any.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 and Exhibit 31.2. Pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32. Each certification was true and correct as of the Original Filing Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	March 11, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1#	Consent of Independent Registered Public Accounting Firm
23.2#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

#	Filed herewith.
+
The certification attached as Exhibit 32 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.