Form 10-K/A
period 2014-12-31
PDL BIOPHARMA, INC.
filed 2015-04-17
CIK 882104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-K/A

Amendment No. 2

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☐
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

Explanatory Note

PDL BioPharma, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “Commission”) on February 23, 2015 (the “Original Filing Date”).

This Amendment No. 2 is being filed solely to amend Exhibit 10.64 (the “Exhibit”) originally filed with the Annual Report. The Company had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 17 C.F.R. Section 200.80(b)(4), for portions of the Exhibit and, following correspondence and conversations with the Staff of the Commission’s Division of Corporate Finance (the “Staff”), is re-filing the Exhibit to address comments the Company received from the Staff in response to its requests for confidential treatment.

The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Annual Report. Except for the revised Exhibit, this Amendment No. 2 does not amend any other information set forth in the Annual Report. This Amendment No. 2 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Annual Report.

In connection with the filing of this Amendment No. 2, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are attached hereto. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, because no financial statements are being filed with this Amendment No. 2.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits required by Item 601 of Regulation S-K

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

10.38	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.39*	Offer Letter between the Company and Bruce Tomlinson, dated April 20, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2012)

10.40	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 2, 2012)†

10.41	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-Kfiled March 1, 2013)†

10.42	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.43*	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012 (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 1, 2013)

10.44*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

10.45*	2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.46*	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.47*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.48	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

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

10.64#	Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014†

10.65##	Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014†

10.66##	Exchange Agreement between Tang Capital Partners, LP and the Company, dated October 20, 2014.

10.67##	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical

12.1##	Ratio of Earnings to Fixed Charges

16.1	Letter from Ernst & Young LLP, dated September 16, 2014 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 16, 2014)

21.1##	Subsidiaries of the Registrant

23.1##	Consent of Independent Registered Public Accounting Firm

23.2##	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1##+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS##	XBRL Instance Document

101.SCH##	XBRL Taxonomy Extension Schema

101.CAL##	XBRL Taxonomy Extension Calculation Linkbase

101.DEF##	XBRL Taxonomy Extension Definition Linkbase

101.LAB##	XBRL Taxonomy Extension Label Linkbase

101.PRE##	XBRL Taxonomy Extension Presentation Linkbase

____________________________________

#	Filed herewith.

##	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

##+

Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

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

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	April 17, 2015