Form 10-Q
period 2015-03-31
PDL BIOPHARMA, INC.
filed 2015-05-06
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 27, 2015, there were 164,092,416 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2015 Form 10-Q

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
APIC	Additional paid-in-capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement, dated as of October 5, 2012, between PDL and AxoGen.
Biogen	Biogen, Inc.
BioTransplant	BioTransplant, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo DR Sub, LLC, a wholly-owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of October 18, 2013, among Depomed, Depo DR Sub and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
EBITDA	Earnings before interest, taxes, depreciation and amortization
EMA	European Medicines Agency
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta® and Kadcyla®
Genzyme	Genzyme Corporation (a Sanofi company)
Hyperion	Hyperion Catalysis International, Inc.
IRS	Internal Revenue Service
kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
kaléo Revenue Interests
100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), collectively.

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.

Lilly	Eli Lilly and Company
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merck	Merck & Co., Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
October 2013 Term Loan	Term Loan borrowed under the Credit Agreement, dated October 28, 2013, among PDL, the Royal Bank of Canada and lenders thereto, as amended
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
PDUFA	Prescription Drug User Fee Act
Pfizer	Pfizer, Inc.
PLMA	Patent licensing master agreement
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, full retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin, Herceptin, Lucentis, Xolair and Tysabri
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
T-DM1	Trastuzumab-DM1
U-M	University of Michigan
UCB	UCB Pharma S.A.
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between Viscogliosi Brothers, LLC and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Royalties from Queen et al. patents	$127,810	$116,026
Royalty rights - change in fair value	11,362	11,707
Interest revenue	10,534	9,071
Total revenues	149,706	136,804

Operating expenses
General and administrative	7,666	4,582
Operating income	142,040	132,222

Non-operating expense, net
Interest and other income, net	86	50
Interest expense	(8,610)	(10,525)
Loss on extinguishment of debt	—	(6,143)
Total non-operating expense, net	(8,524)	(16,618)

Income before income taxes	133,516	115,604
Income tax expense	49,018	42,721
Net income	$84,498	$72,883

Net income per share
Basic	$0.52	$0.48
Diluted	$0.50	$0.44

Weighted average shares outstanding
Basic	162,829	151,198
Diluted	170,412	164,571

Cash dividends declared per common share	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$84,498	$72,883

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(38)	(1,092)
Adjustment for net (gains) losses realized and included in net income, net of tax	—	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(38)	(1,092)
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	5,668	67
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(669)	728
Total change in unrealized losses on cash flow hedges, net of tax(b)	4,999	795
Total other comprehensive income (loss), net of tax	4,961	(297)
Comprehensive income	$89,459	$72,586
 ______________________________________________
(a) Net of tax of ($20) and ($588) for the three months ended March 31, 2015 and 2014, respectively.
(b) Net of tax of $2,692 and $428 for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$416,668	$291,377
Short-term investments	2,252	2,310
Receivables from licensees and other	—	300
Deferred tax assets	—	375
Notes receivable	63,439	57,597
Prepaid and other current assets	18,308	3,938
Total current assets	500,667	355,897

Property and equipment, net	52	62
Royalty rights - at fair value	269,668	259,244
Notes and other receivables, long-term	302,367	305,615
Long-term deferred tax assets	34,917	33,799
Other assets	6,462	7,733
Total assets	$1,114,133	$962,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$615	$318
Accrued liabilities	81,481	8,876
Accrued income taxes	—	3,293
Deferred tax liabilities	6,667	—
Term loan payable	99,393	—
Convertible notes payable	154,592	175,496
Total current liabilities	342,748	187,983

Convertible notes payable	277,975	276,228
Other long-term liabilities	41,466	37,702
Total liabilities	662,189	501,913

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 163,534 and 162,186 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	1,635	1,622
Additional paid-in capital	(119,386)	(119,874)
Accumulated other comprehensive gain	7,910	2,949
Retained earnings	561,785	575,740
Total stockholders' equity	451,944	460,437
Total liabilities and stockholders' equity	$1,114,133	$962,350
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$84,498	$72,883
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	4,066	4,817
Change in fair value of royalty rights - at fair value	(11,362)	(11,707)
Loss on extinguishment of convertible notes	—	6,143
Other amortization, depreciation and accretion of embedded derivative	10	(45)
Hedge ineffectiveness on foreign exchange contracts	—	(2)
Stock-based compensation expense	501	194
Deferred income taxes	3,343	(1,012)
Changes in assets and liabilities:
Receivables from licensees and other	300	(11,350)
Prepaid and other current assets	(6,396)	844
Accrued interest on notes receivable	(2,594)	(3,284)
Other assets	11	—
Accounts payable	297	123
Accrued liabilities	(1,081)	2,682
Accrued income taxes	(3,293)	5,335
Other long-term liabilities	3,546	2,520
Net cash provided by operating activities	71,846	68,141
Cash flows from investing activities
Proceeds from royalty rights - at fair value	938	23,638
Purchase of notes receivable	—	(50,000)
Net cash provided by/(used in) investing activities	938	(26,362)
Cash flows from financing activities
Proceeds from term loan	100,000	—
Repurchase of convertible notes	(22,337)	(29,906)
Payment of debt issuance costs	(607)	(9,824)
Proceeds from the issuance of convertible notes	—	300,000
Purchase of call options	—	(30,951)
Proceeds from the issuance of warrants	—	11,427
Repayment of term loan	—	(18,750)
Cash dividends paid	(24,549)	(24,042)
Net cash provided by financing activities	52,507	197,954
Net increase in cash and cash equivalents	125,291	239,733
Cash and cash equivalents at beginning of the period	291,377	94,302
Cash and cash equivalents at end of period	$416,668	$334,035

Supplemental cash flow information
Cash paid for income taxes	$52,000	$34,000
Cash paid for interest	$6,332	$5,454
Stock issued to settle debt	$9,794	$157,591
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), that management of PDL believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as amended, filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2014, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral when the loan for which repayment is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the interest method. When and if supplemental royalties are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

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

Convertible Notes

We issued our Series 2012 Notes, May 2015 Notes and our February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets upon conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

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

We also received annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. We have no performance obligations with respect to such fees. Maintenance fees were recognized as they became due and when payment was reasonably assured. Total annual maintenance and milestone payments in each of the last several years have been less than 1% of total revenue.

Royalty Rights - At Fair Value

Currently, we have elected to account for our investments in royalty rights at fair value with changes in fair value presented in earnings. The fair value of the investments in royalty rights is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. These assets are classified as Level 3 assets within the fair value hierarchy as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products. Transaction-related fees and costs are expensed as incurred.

Realized and unrealized gains and losses from investments in royalty rights are presented together on our Condensed Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Interest income recognized from financial assets that was previously reported as a component of "Interest and other income, net" in our Condensed Consolidated Statements of Income has been reclassified to "Interest revenue" as a component of revenue in the Condensed Consolidated statements of Income. Intangible assets that were previously reported in our Condensed Consolidated Balance Sheets have been reclassified to “Royalty rights - at fair value” as a component of assets in the Condensed Consolidated Balance Sheets. Cost of sales that were previously reported in our Condensed Consolidated Statements of Income have been reclassified to "Royalty rights - change in fair value" as a component of revenue in Condensed Consolidated statements of Income. Amortization of intangible assets that were previously reported in our Condensed Consolidated Statements of Cash Flows have been reclassified to “Change in fair value of royalty rights - at fair value” and “Proceeds from royalty rights - at fair value” in our Condensed Consolidated Statements of Cash Flows.

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended March 31,
Licensee	Product Name	2015	2014
Genentech	Avastin	26%	30%
	Herceptin	25%	28%

Biogen	Tysabri®	10%	9%

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

At the inception of each hedging relationship and on a quarterly basis, we assess hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gain or loss, net of tax, on the effective component of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive gain." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in "Interest and other income, net" in the period the ineffectiveness occurs.

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

Recently Issued Accounting Pronouncements

In April 2015, FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in the first quarter of 2016. The Company is currently evaluating the impact of ASU 2015-03 on its financial statements.

2. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share:	2015	2014
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic and diluted share	$84,498	$72,883

Denominator
Weighted-average shares used to compute net income per basic share	162,829	151,198
Restricted stock outstanding	28	68
Effect of dilutive stock options	18	21
Assumed conversion of Series 2012 Notes	666	6,903
Assumed conversion of warrants	1,927	—
Assumed conversion of May 2015 Notes	4,944	6,381
Weighted-average shares used to compute net income per diluted share	170,412	164,571

Net income per share - basic	$0.52	$0.48
Net income per share - diluted	$0.50	$0.44

We compute diluted net income per share using the sum of the weighted-average number of common and common equivalents shares outstanding. Common equivalent shares used in the computation of diluted net income per share include shares that may be issued under our stock options and restricted stock awards, our February 2018 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes and the February 2015 Notes were retired, in the first quarter of 2014, $131.7 million aggregate principal of our Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements, in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement by which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes, and in the first quarter of 2015 the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

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

May 2015 Notes Purchased Call Option and Warrant Potential Dilution

The warrants are dilutive for three months ended March 31, 2015, as the exercise price of the warrants was lower than the average market price of our common stock. We excluded from our calculations of net income per diluted share zero and 21.5 million shares for the three months ended March 31, 2015 and 2014, respectively, for warrants issued in 2011, because the exercise price of the warrants was higher than the average market price of our common stock and thus, for the three months ended March 31, 2014, no stock was issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore 27.1 million and 25.3 million shares were excluded from our calculations of net income per diluted share for the three months ended March 31, 2015 and 2014, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three months ended March 31, 2015 and 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three months ended March 31, 2015 and 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended March 31, 2015 and 2014, we excluded approximately zero and 115,000 shares underlying outstanding stock options, respectively, and we excluded approximately 233,000 and zero shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market-based inputs or unobservable market-based inputs corroborated by market data; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable.

The following tables present the fair value of our financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy.

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$190,836	$—	$—	$190,836	$221,792	$—	$—	$221,792
Corporate securities	—	2,252	—	2,252	—	2,310	—	2,310
Foreign currency hedge contracts	—	11,668	—	11,668	—	4,069	—	4,069
Royalty rights - at fair value	—	—	269,668	269,668	—	—	259,244	259,244
Total	$190,836	$13,920	$269,668	$474,424	$221,792	$6,379	$259,244	$487,415

There have been no transfers between levels during the three months ended March 31, 2015, and the three months ended December 31, 2014. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

As of March 31, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow is based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $19.2 million or increase by $24.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $14.9 million or decrease by $15.6 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, likely attributable to the practices of its distributors in drawing down such inventory and to a review by Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April. As of March 31, 2015, we have not revised our expectations as to any impact, if any, the acquisition will have on future cash flows from Glumetza. We will monitor whether the acquisition by Valeant has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. There can be no assurances that we will be able to assess the impact of the acquisition on sales of Glumetza and thus royalties on such sales paid to PDL.

As of March 31, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was approximately $184.8 million and $176.2 million, respectively. As of March 31, 2015, the maximum loss exposure was $184.8 million.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The acquired royalties includes royalty amounts accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the VB Royalty Agreement royalty right at March 31, 2015 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of March 31, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $16.4 million and $16.1 million, respectively. As of March 31, 2015, the maximum loss exposure was $16.4 million.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015 and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at March 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.3 million or increase by $7.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.4 million or decrease by $3.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2015, and December 31, 2014, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $68.5 million and $66.9 million. As of March 31, 2015, the maximum loss exposure was $68.5 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the three months ended March 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2014		$259,244

Transfer into Level 3		—
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$11,362
Proceeds from royalty rights - at fair value	$(938)
Total net change in fair value for the period		10,424
Purchases, issues, sales, and settlements
Purchases		—

Ending Balance at March 31, 2015		$269,668

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$11,362	$11,707

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2015			December 31, 2014
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$50,191	$—	$50,191
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
Avinger note receivable	21,231	—	21,117	20,611	—	20,760
LENSAR note receivable	41,241	—	40,200	39,668	—	40,451
Direct Flow Medical note receivable	50,849	—	51,500	50,397	—	49,940
Paradigm Spine note receivable	49,600	—	50,818	49,571	—	50,125
kaléo note receivable	151,494	—	153,420	151,574	—	151,073
Total	$365,806	$—	$368,446	$363,212	$—	$363,740

Liabilities:
Series 2012 Notes	$—	$—	$—	$22,261	$33,506	$—
May 2015 Notes	154,592	189,487	—	153,235	205,534	—
February 2018 Notes	277,975	287,685	—	276,228	289,665	—
March 2015 Term Loan	99,393	100,000	—	—	—	—
Total	$531,960	$577,172	$—	$451,724	$528,705	$—

As of March 31, 2015 and December 31, 2014, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable exceed their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

When deemed necessary we engage a third-party valuation expert to assist in evaluating our investments and the related inputs needed for us to estimate the fair value of certain investments. We determined our notes receivable assets are Level 3 assets as our valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, we considered forward-looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On March 31, 2015, and December 31, 2014, the discounted cash flow was based upon expected income from estimated sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

On March 31, 2015, the carrying values of several of our notes receivable exceeded their fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Investments

As of March 31, 2015, and December 31, 2014, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive gain" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments, and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
March 31, 2015
Cash	$225,832	$—	$—	$225,832	$225,832	$—
Money market funds	190,836	—	—	190,836	190,836	—
Corporate securities	1,750	502	—	2,252	—	2,252
Total	$418,418	$502	$—	$418,920	$416,668	$2,252

December 31, 2014
Cash	$69,585	$—	$—	$69,585	$69,585	$—
Money market funds	221,792	—	—	221,792	221,792	—
Corporate securities	1,750	560	—	2,310	—	2,310
Total	$293,127	$560	$—	$293,687	$291,377	$2,310

No gains or losses on sales of available-for-sale securities were recognized for the three months ended March 31, 2015 and 2014.

The unrealized gain (loss) on investments included in "Other comprehensive income (loss), net of tax" was approximately $326,000 and $364,000 as of March 31, 2015, and December 31, 2014, respectively.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of March 31, 2015, and December 31, 2014, all outstanding Euro forward contracts were classified as cash flow hedges.

In October 2014, we entered into a series of Euro forward contracts covering the quarters in which our licensees' sales occurred through December 2015.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			March 31, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	15,750	2,675	15,750	728
Euro	1.259	Sell Euro	16,125	2,975	16,125	752
Euro	1.260	Sell Euro	33,000	6,018	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$64,875	$11,668	$85,875	$4,069

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	March 31, 2015	December 31, 2014
(In thousands)
Euro contracts	Prepaid and other current assets	$11,668	$3,352
Euro contracts	Other assets	$—	$717

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended
	March 31,
	2015	2014
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$5,668	$67
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$669	$(728)
Net gain (loss) recognized in interest and other income, net - cash flow hedges (3)	$—	$2
 _______________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately $0 and ($2) for the three months ended March 31, 2015 and 2014, respectively.

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

Except as otherwise described here, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, PDL was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million, which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net". The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred; (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

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

On November 4, 2014, the Company entered into the third amendment to the amended and restated credit agreement with Wellstat Diagnostics.  The amendment provides that additional funding, if any, to be made by the Company is conditioned upon the agreement by Wellstat Diagnostics to make certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Through the period ending March 31, 2015, PDL has advanced to Wellstat Diagnostics $8.1 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014 and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of March 31, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of March 31, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of March 31, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, PDL purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, PDL sold these shares at $3.03 per share, totaling approximately $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative.

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale and recorded as short-term investments on the balance sheet. As of March 31, 2015, the shares were valued at $2.3 million, which resulted in an unrealized gain of $0.5 million and is recorded in "Other comprehensive income (loss), net of tax."

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

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on the eleventh interest payment date, March 31, 2016. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loan. The loan will mature in April 2018.

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

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

As of March 31, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

For carrying value and fair value measurement information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	March 31, 2015	December 31, 2014
(In thousands)
Compensation	$2,062	$1,332
Interest	4,423	6,210
Dividend payable	73,776	90
Legal	425	296
Other	795	948
Total	$81,481	$8,876

8. Commitments and Contingencies

Legal Proceedings

The Company, its directors, and certain of its officers were parties to three related lawsuits filed by stockholders of the Company. The first lawsuit, which purported to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, was brought in Federal District Court in Nevada and alleged that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition. This action was entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526-APG-NJL (D. Nev.).

A second lawsuit, which purported to be brought derivatively on behalf of the Company and was also filed in Federal District Court in Nevada, sought to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action was entitled Feely, et ano. v. Lindell, et al., No. 2:14-cv-01738-APGGWF (D. Nev.). A third lawsuit, with substantially similar allegations to Feely was subsequently filed in Nevada State Court and was entitled Marchetti, et ano. v. Lindell, et al., No. A-14-708757-C (Dist. Ct. Clark Co., Nev.).

In February 2015, all three actions were voluntarily dismissed without prejudice.

Other Legal Proceedings

In addition, from time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $76.1 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,	December 31,
Description	Maturity Date	2015	2015	2014
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$—	$—	$22,261
May 2015 Notes	May 1, 2015	$155,050	154,592	153,235
February 2018 Notes	February 1, 2018	$300,000	277,975	276,228
March 2015 Term Loan	February 15, 2016	$100,000	99,393	—
Total			$531,960	$451,724

As of March 31, 2015, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

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

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2015 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. The exchange agreement provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company issued approximately 1.8 million shares of its common stock and made a cash payment of approximately $26.2 million. Immediately following the exchange, $22.3 million principal amount of the Series 2012 Notes was outstanding with approximately $0.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Principal amount of the Series 2012 Notes	$—	$22,337
Unamortized discount of liability component	—	(76)
Total	$—	$22,261

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Contractual coupon interest	$80	$761
Amortization of debt issuance costs	13	870
Amortization of debt discount	76	980
Total	$169	$2,611

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

Our May 2015 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2015, the remaining discount amortization period is 0.1 years.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Principal amount of the May 2015 Notes	$155,050	$155,050
Unamortized discount of liability component	(458)	(1,815)
Total	$154,592	$153,235

Interest expense for our May 2015 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Contractual coupon interest	$1,454	$1,455
Amortization of debt issuance costs	326	315
Amortization of debt discount	1,357	1,261
Total	$3,137	$3,031

As of March 31, 2015, our May 2015 Notes were convertible into 174.8506 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.72 per common share, subject to further adjustment upon certain events including dividend payments. At March 31, 2015, the if-converted value of our May 2015 exceeded their principal amount by approximately $35.8 million.

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 27.1 million shares of our common stock. We exercised the purchased call options upon conversion of our May 2015 Notes on May 1, 2015, which required the hedge counterparties to deliver shares to the Company. The hedge counterparties delivered to us approximately 5.2 million of PDL common shares, which was the amount equal to the shares required to be delivered by us to the note holders for the excess conversion value.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $5.72 and $6.73, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

Because the share price is above $5.72, but below $6.73, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $6.73, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.73. For example, a 10% increase in the share price above $6.73 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2015, and December 31, 2014, there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at March 31, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

Our February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2015, the remaining discount amortization period is 2.9 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Principal amount of the February 2018 Notes	$300,000	$300,000
Unamortized discount of liability component	(22,025)	(23,772)
Total	$277,975	$276,228

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Contractual coupon interest	$3,000	$1,571
Amortization of debt issuance costs	543	222
Amortization of debt discount	1,747	671
Total	$5,290	$2,464

As of March 31, 2015, our February 2018 Notes are not convertible. At March 31, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of March 31, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.02%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

The term loan requires amortization in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the credit agreement, except as otherwise provided by the credit agreement. The Company’s obligations under the credit agreement are secured by a lien on a substantial portion of its assets.

The credit agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The credit agreement also requires compliance with certain financial covenants, including a maximum total leverage ratio, a debt service coverage ratio and a minimum liquidity covenant, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

October 2013 Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The October 2013 Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the October 2013 Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of the final payment date, the interest rate was 2.22%. This principal balance and outstanding interest was paid in full on October 28, 2014.

10. Other Long-Term Liabilities

	March 31,	December 31,
	2015	2014
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	1,160	578
Uncertain tax positions	29,317	26,356
Dividend payable	289	68
Total	$41,466	$37,702

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $76.1 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, related to this guarantee.

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2015:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2014	4,166	58	$5.41	277	$8.39
Granted	(287)	—		287	7.55
Shares released	—	—		(6)	8.36
Balance at March 31, 2015	3,879	58	$5.41	558	$7.96

12. Cash Dividends

On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

In connection with the March 12, 2015, dividend payment, the conversion rate for our convertible notes adjusted as follows:

Convertible Notes	Conversion Rate per $1,000 Principal Amount	Approximate Conversion Price Per Common Share	Effective Date
May 2015 Notes	174.8506	$5.72	March 3, 2015

13. Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014, was $49.0 million and $42.7 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended March 31, 2015, by $2.4 million resulting from an increase in tax uncertainties and estimated tax liabilities.

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

The balance of accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)
(In thousands)
Beginning Balance at December 31, 2014	$364	$2,585	$2,949
Activity for the three months ended March 31, 2015	(38)	4,999	4,961
Ending Balance at March 31, 2015	$326	$7,584	$7,910

15. Subsequent Event

Retirement of May 2015 Notes

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value. In connection with the issuance of the May 2015 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The purchased call options were exercised by PDL upon conversion of the May 2015 Notes and the hedge counterparties delivered to the Company approximately 5.2 million of PDL common shares, which was the amount equal to the shares required to be delivered by the us to the note holders for the excess conversion value.

LENSAR Forbearance Agreement

PDL and LENSAR are currently in discussions regarding a forbearance agreement whereby PDL may agree to refrain from exercising certain remedies under the LENSAR loan agreement for a period of time while LENSAR either raises funds through an equity based financing, enters into a binding agreement to complete a sale of itself or of its assets, or obtains a debt financing sufficient to repay PDL for all amounts owed. There can be no assurances of the timing of the forbearance agreement or whether PDL will enter into such forbearance agreement. Should the parties be unable to reach agreement, PDL will assess its options at that time.

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

Intellectual Property

Patents

We have been issued patents in the United States and elsewhere, covering the humanization of antibodies, which we refer to as our Queen et al. patents. Our Queen et al. patents, for which final patent expiry was in December 2014, covered, among other things, humanized antibodies, methods for humanizing antibodies, polynucleotide encoding in humanized antibodies and methods of producing humanized antibodies.

Our '761 Patent, which expired on December 2, 2014, covered methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent typically extended to the use or sale of compositions made with those methods and/or materials.

Our '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We may still be eligible for royalties notwithstanding the unavailability of SPC protection if the relevant royalty-bearing humanized antibody product is also made, used, sold or offered for sale in or imported from a jurisdiction in which we have an unexpired Queen et al. patent such as the United States. We expect to receive royalties beyond expiration of our patents and SPCs based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents or the related license and settlement agreements beyond the first quarter of 2016.

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

Our total revenues from licensees under our Queen et al. patents were $127.8 million and $116.0 million, net of rebates and foreign exchange hedge adjustments, for the three months ended March 31, 2015 and 2014, respectively.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Biogen	Tysabri

Chugai	Actemra®

Roche	Gazyva™

Takeda	Entyvio®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolved all then existing legal disputes between the parties.

Under the terms of the Settlement Agreement, Genentech pays a fixed royalty rate of 2.125% on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owes no royalties on U.S. sales occurring after June 30, 2013, and paid a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Biogen

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. In April 2013, Biogen completed its purchase of Elan's interest in Tysabri. All obligations under our original patent license agreement with Elan were assumed by Biogen.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continued until the expiration of the last to expire of our Queen et al. patents. Chugai is obligated to pay us royalties on sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because the relevant patent rights expired in the fourth quarter of 2014, we do not expect future revenues from Actemra after the first quarter of 2015.

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

VB

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA in exchange for a $15.5 million cash payment, less fees.

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

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014 and in the European Union on January 22, 2015 and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

Protection of our Intellectual Property

Our intellectual property, namely our Queen et al. patents and related license agreements, are integral to our business and generate the majority of our revenues. Protection of our intellectual property is key to our success.

Genentech - Roche Matter

Settlement Agreement

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolved all then existing legal disputes between the parties.

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

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75% , or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of March 31, 2015, the interest rate was 2.02%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

The term loan requires amortization in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the credit agreement, except as otherwise provided by the credit agreement. The Company’s obligations under the credit agreement are secured by a lien on a substantial portion of its assets.

The credit agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The credit agreement also requires compliance with certain financial covenants, including a maximum total leverage ratio, a debt service coverage ratio and a minimum liquidity covenant, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

Dividend Payment

On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. On March 12, 2015, we paid the regular quarterly dividend to our stockholders totaling $24.5 million using earnings generated in the three months ended March 31, 2015.

Subsequent Event

Retirement of May 2015 Notes

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value. In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. The purchased call options were exercised by us upon conversion of our May 2015 Notes and the hedge counterparties delivered to the Company approximately 5.2 million of PDL common shares, which was the amount equal to the shares required to be delivered by us to the note holders for the excess conversion value.

LENSAR Forbearance Agreement

PDL and LENSAR are currently in discussions regarding a forbearance agreement whereby PDL may agree to refrain from exercising certain remedies under the LENSAR loan agreement for a period of time while LENSAR either raises funds through an equity based financing, enters into a binding agreement to complete a sale of itself or of its assets, or obtains a debt financing sufficient to repay PDL for all amounts owed. There can be no assurances of the timing of the forbearance agreement or whether PDL will enter into such forbearance agreement. Should the parties be unable to reach agreement, PDL will assess its options at that time.

Critical Accounting Policies and Uses of Estimates

During the three months ended March 31, 2015, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

Operating Results

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Revenues

	Three Months Ended		Change from Prior
	March 31,
	2015	2014	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$127,810	$116,026	10%
Royalty rights - change in fair value	11,362	11,707	(3)%
Interest revenue	10,534	9,071	16%
Total revenues	$149,706	$136,804	9%

Total revenues were $149.7 million and $136.8 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, our Queen et al. royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. During the three months ended March 31, 2015 and 2014, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, primarily Depomed, U-M, and VB. Revenues for the three months ended March 31, 2015 and 2014, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States.

Total revenues increased 9% for the three months ended March 31, 2015, when compared to the same period in 2014. The growth is primarily driven by the increased royalties in the first three months ended March 31, 2015, related to sales of Perjeta, Entyvio, Actemra, Kadcyla and Xolair and an increase in interest revenue from new debt financings to late stage healthcare companies as part of our strategy to acquire income generating assets.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three months ended March 31, 2015 and 2014:

		Three Months Ended
		March 31,
Licensee	Product Name	2015	2014
Genentech	Avastin	26%	30%
	Herceptin	25%	28%

Biogen	Tysabri	10%	9%

Foreign currency exchange rates also impact our reported revenues. More than 50% of our Queen et al. patent licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter.

For the three months ended March 31, 2015 and 2014, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income (loss)". Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended March 31, 2015 and 2014, we recognized $1.0 million and ($1.1) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
	2015	2014	Year %
(In thousands)
General and administrative	$7,666	$4,582	67%
Percentage of total revenues	5%	3%

The increase in operating expenses for the three months ended March 31, 2015, as compared to the same period in 2014, was a result of an increase in general and administrative expenses of $1.8 million for professional service expenses mostly related to the asset management of Wellstat Diagnostics, $0.9 million for compensation and $0.3 million for stock compensation.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the Series 2012 Notes during the quarter. The decrease in interest expense for the three months ended March 31, 2015, as compared to the same period in 2014, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014, was $49.0 million and $42.7 million, respectively, which resulted primarily from applying the federal statutory rate income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended March 31, 2015, by $2.4 million resulting from an increase in tax uncertainties and estimated tax liabilities.

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

Net Income per Share

Net income per share for the three and nine months ended March 31, 2015 and 2014, is presented below:

	Three Months Ended
	March 31,
	2015	2014
Net income per share - basic	$0.52	$0.48
Net income per share - diluted	$0.50	$0.44

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

We had cash, cash equivalents and investments in the aggregate of $418.9 million and $293.7 million at March 31, 2015, and December 31, 2014, respectively. The increase was primarily attributable to net cash provided by the proceeds from the March 2015 Term Loan of $100.0 million, proceeds from royalty rights of $0.9 million, and cash generated by operating activities of $71.8 million, offset in part by payment of dividends of $24.5 million, extinguishment of the Series 2012 Notes for $22.3 million, and the payment of $0.6 million for debt issuance costs related to the March 2015 Term Loan. Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016. We believe that cash from future revenues from the Queen patent royalties through the first quarter of 2016 and from acquired revenue generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that that our acquired revenue generating assets will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, and the continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide revenues going forward and to support our business model.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, selling discreet assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On January 27, 2015, our board of directors declared regular quarterly dividends of $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

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

When the principal amount was reset, a $2.5 million reduction of the carrying value was recorded as a financing cost as a component of "Interest and other income, net". The new carrying value is lower as a function of the variable nature of the internal rate of return to be realized by the Company based on when the note was to be repaid. The internal rate of return calculation, although increased, was reset when the credit agreement was amended and restated.

In June of 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated

credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred; (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

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

On November 4, 2014, the Company entered into the third amendment to the amended and restated credit agreement with Wellstat Diagnostics.  The amendment provides that additional funding, if any, to be made by the Company is conditioned upon the agreement by Wellstat Diagnostics to make certain operational changes within Wellstat Diagnostics, which the Company believes will allow the receiver to more efficiently optimize the value of the collateral.

Through the period ending March 31, 2015, PDL has advanced to Wellstat Diagnostics $8.1 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014 and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of March 31, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recoup the full carrying value. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of March 31, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of March 31, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which the Company would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, PDL purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, PDL sold these shares at $3.03 per share, totaling approximately $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative.

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale and recorded as short-term investments on the balance sheet. As of March 31, 2015, the shares were valued at $2.3 million, which resulted in an unrealized gain of $0.5 million and is recorded in "Other comprehensive income (loss), net of tax."

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

Avinger is required to make quarterly interest and principal payments. Principal repayment will commence on the eleventh interest payment date, March 31, 2016. The principal amount outstanding at commencement of repayment, after taking into account any payment-in-kind, will be repaid in equal installments until final maturity of the loan. The loan will mature in April 2018.

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

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. A second tranche of up to an additional $12.5 million, net of fees, is no longer available under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones before June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, also at Paradigm Spine’s discretion. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

As of March 31, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix) with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of March 31, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flow is based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $19.2 million or increase by $24.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $14.9 million or decrease by $15.6 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, likely attributable to the likely of its distributors in drawing down such inventory and to a review by Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April of this year. As of March 31, 2015, we have not revised our expectations as to any impact, if any, the acquisition will have on future cash flows from Glumetza. We will monitor whether the acquisition by Valeant has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. There can be no assurances that we will be able to assess the impact of the acquisition on sales of Glumetza and thus royalties on such sales paid to PDL.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The acquired royalty includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at March 31, 2015 was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.4 million or increase by $1.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015 and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at March 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.3 million or increase by $7.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.4 million or decrease by $3.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

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

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the February 2015 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the derecognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes.

On October 20, 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. The exchange agreement provided for the issuance, by the Company, of shares of common stock and a cash payment for the Series 2012 Notes being exchanged. The Company issued approximately 1.8 million shares of its common stock and made a cash payment of approximately $26.2 million. Immediately following the exchange, $22.3 million principal amount of the Series 2012 Notes was outstanding with approximately $0.1 million of remaining original issuance discount to be amortized over the remaining life of the Series 2012 Notes. On February 17, 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 Notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

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

Our May 2015 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2011, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our May 2015 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.5%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $18.9 million, allocated $12.3 million to additional paid-in capital and allocated $6.6 million to deferred tax liability. The discount is being amortized to interest expense over the term of our May 2015 Notes and increases interest expense during the term of our May 2015 Notes from the 3.75% cash coupon interest rate to an effective interest rate of 7.5%. As of March 31, 2015, the remaining discount amortization period is 0.1 years.

As of March 31, 2015, our May 2015 Notes were convertible into 174.8506 shares of the Company’s common stock per $1,000 of principal amount, or approximately $5.72 per common share, subject to further adjustment upon certain events including dividend payments. At March 31, 2015, the if-converted value of our May 2015 exceeded their principal amount by approximately $35.8 million.

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

Purchased Call Options and Warrants

In connection with the issuance of our May 2015 Notes, we entered into purchased call option transactions with two hedge counterparties. We paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in our May 2015 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in our May 2015 Notes, approximately 27.1 million shares of our common stock. We exercised the purchased call options upon conversion of our May 2015 Notes on May 1, 2015, which required the hedge counterparties to deliver shares to the Company. The hedge counterparties delivered to the Company approximately 5.2 million of PDL common shares, which was the amount equal to the shares required to be delivered by us to the note holders for the excess conversion value.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike prices are approximately $5.72 and $6.73, subject to further adjustment upon certain events including dividend payments, for the purchased call options and warrants, respectively.

Because the share price is above $5.72, but below $6.73, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company must deliver to the note holders. If the share price is above $6.73, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.73. For example, a 10% increase in the share price above $6.73 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of March 31, 2015, and December 31, 2014, there were no related purchased call options or warrants exercised.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at March 31, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

Our February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2014, if the last reported sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February

2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2015, the remaining discount amortization period is 2.9 years.

As of March 31, 2015, our February 2018 Notes are not convertible. At March 31, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of March 31, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.02%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

The term loan requires amortization in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016.

Any future material domestic subsidiaries of the Company are required to guarantee the obligations of the Company under the credit agreement, except as otherwise provided by the credit agreement. The Company’s obligations under the credit agreement are secured by a lien on a substantial portion of its assets.

The credit agreement contains affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The credit agreement also requires compliance with certain financial covenants, including a maximum total leverage ratio, a debt service coverage ratio and a minimum liquidity covenant, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contains events of default that the Company believes are usual and customary for a senior secured credit agreement.

October 2013 Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The October 2013 Term Loan amount was for $75 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the October 2013 Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of the final payment date, the interest rate was 2.22%. This principal balance and outstanding interest was paid in full on October 28, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loans

As of March 31, 2015, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes, May 2015 Notes and March 2015 Term Loan, which in the aggregate totaled $555.1 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our February 2018 Notes, May 2015 Notes and March 2015 Term Loan. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Notes Receivable and Other Long Term Receivables

On February 18, 2014, PDL entered into a credit agreement with Paradigm Spine, in which PDL will provide up to $75.0 million to Paradigm Spine. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was provided by the Company at the close of the transaction. The additional $12.5 million in the form of the second tranche is no longer available to Paradigm Spine under the terms of the Paradigm Spine Credit Agreement. Upon the attainment of specified sales and other milestones prior to June 30, 2015, the Company agreed to fund Paradigm Spine up to an additional $12.5 million, at Paradigm Spine's discretion.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $76.1 million.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

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

We hedge Euro-denominated risk exposures related to our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. Our current contracts extend through the first quarter of 2016 and are all classified for accounting purposes as cash flow hedges. We continue to monitor the change in the Euro exchange rate and regularly purchase additional forward contracts to achieve hedged rates that approximate the average exchange rate of the Euro over the year, which we anticipate will better offset potential changes in exchange rates than simply entering into larger contracts at a single point in time.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive income (loss), net" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at March 31, 2015, and December 31, 2014:

Euro Forward Contracts			March 31, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	15,750	2,675	15,750	728
Euro	1.259	Sell Euro	16,125	2,975	16,125	752
Euro	1.260	Sell Euro	33,000	6,018	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$64,875	$11,668	$85,875	$4,069

Interest Rate Risk

Our investment portfolio was approximately $193.1 million at March 31, 2015, and $224.1 million at December 31, 2014, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $477.2 million at March 31, 2015, and $528.7 million at December 31, 2014, based on available pricing information. At March 31, 2015, and December 31, 2014, our convertible notes consisted of our February 2018 Notes, with a fixed interest rate of 4.0%, and our May 2015 Notes, with a fixed interest rate of 3.75%. At December 31, 2014, our convertible notes also consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company, its directors, and certain of its officers were parties to three related lawsuits filed by stockholders of the Company. The first lawsuit, which purported to be brought on behalf of a class of purchasers of the Company’s securities from November 6, 2013 to September 16, 2014, was brought in Federal District Court in Nevada and alleged that the Company and certain of its officers violated federal securities laws by allegedly making misstatements or omissions concerning, among other things, the Company’s financial condition. This action was entitled Hampe v. PDL Biopharma, Inc., et al., No. 2:14-cv-01526-APG-NJL (D. Nev.).

A second lawsuit, which purported to be brought derivatively on behalf of the Company and was also filed in Federal District Court in Nevada, sought to assert claims on behalf of the Company against the Company’s directors for, among other things, breach of fiduciary duty (for disseminating allegedly false and misleading information). This action was entitled Feely, et ano. v. Lindell, et al., No. 2:14-cv-01738-APGGWF (D. Nev.). A third lawsuit, with substantially similar allegations to Feely was subsequently filed in Nevada State Court and was entitled Marchetti, et ano. v. Lindell, et al., No. A-14-708757-C (Dist. Ct. Clark Co., Nev.).

In February 2015, the three actions were voluntarily dismissed without prejudice.

Other Legal Proceedings

In addition, from time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of business and which we do not expect to materially impact our financial statements.

ITEM 1A.        RISK FACTORS

During the three months ended March 31, 2015, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 6, 2015
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David Montez
David Montez
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
10.1*#	2015 Annual Bonus Plan

10.2*#	2015/19 Long-Term Incentive Plan

10.3
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of March 30, 2015 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2015)

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