Form 10-Q
period 2015-06-30
PDL BIOPHARMA, INC.
filed 2015-08-05
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 27, 2015, there were 164,177,604 shares of the registrant’s Common Stock outstanding.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
2012 Notes	2.0% Convertible Senior Notes due February 15, 2012, fully retired at June 30, 2011
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
APIC	Additional paid-in-capital
ARIAD	ARIAD Pharmaceuticals, Inc.
ARIAD Royalty Agreement	Royalty Interest Assignment Agreement, dated July 28, 2015, between PDL and ARIAD
ARIAD Royalty Rights	The right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig® (ponatinib)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement, dated as of October 5, 2012, between PDL and AxoGen
Biogen	Biogen, Inc.
BioTransplant	BioTransplant, Inc.
CareView	CareView Communications, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo DR Sub, LLC, a wholly-owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of October 18, 2013, among Depomed, Depo DR Sub and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
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
kaléo Revenue Interests
100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), collectively

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merck	Merck & Co., Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
October 2013 Term Loan	Term Loan borrowed under the Credit Agreement, dated October 28, 2013, among PDL, the Royal Bank of Canada and lenders thereto, as amended
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Pfizer	Pfizer, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, full retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin, Herceptin, Lucentis, Xolair and Tysabri
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
U-M	University of Michigan
UCB	UCB Pharma S.A.
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between Viscogliosi Brothers, LLC and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
Wellstat Diagnostics Borrower Notice
A notice of default to Wellstat Diagnostics, due to, inter alia, its ongoing failure to pay its debts as they became due and Wellstat Diagnostics' failure to comply with certain covenants included in the first amendment to amended and restated credit agreement by the deadlines to which the parties had agreed

Wellstat Diagnostics Guarantor Notice	A notice to each of the guarantors of Wellstat Diagnostics' obligations to the Company under the credit agreement
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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Royalties from Queen et al. patents	$116,884	$115,066	$244,694	$231,092
Royalty rights - change in fair value	12,216	34,498	23,578	46,205
Interest revenue	8,966	12,613	19,500	21,684
License and other	—	575	—	575
Total revenues	138,066	162,752	287,772	299,556

Operating expenses
General and administrative	7,429	6,920	15,095	11,502
Operating income	130,637	155,832	272,677	288,054

Non-operating expense, net
Interest and other income, net	121	82	207	132
Interest expense	(7,199)	(9,858)	(15,809)	(20,383)
Loss on extinguishment of debt	—	—	—	(6,143)
Total non-operating expense, net	(7,078)	(9,776)	(15,602)	(26,394)

Income before income taxes	123,559	146,056	257,075	261,660
Income tax expense	45,295	54,001	94,313	96,722
Net income	$78,264	$92,055	$162,762	$164,938

Net income per share
Basic	$0.48	$0.57	$1.00	$1.06
Diluted	$0.47	$0.52	$0.97	$0.94

Weighted average shares outstanding
Basic	163,544	160,256	163,188	155,752
Diluted	165,384	177,228	167,376	175,811

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$78,264	$92,055	$162,762	$164,938

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	(151)	(204)	(189)	(1,296)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(151)	(204)	(189)	(1,296)
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(1,305)	264	4,363	331
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(1,739)	2,027	(2,408)	2,755
Total change in unrealized losses on cash flow hedges, net of tax(b)	(3,044)	2,291	1,955	3,086
Total other comprehensive income (loss), net of tax	(3,195)	2,087	1,766	1,790
Comprehensive income	$75,069	$94,142	$164,528	$166,728
 ______________________________________________
(a) Net of tax of ($82) and ($110) for the three months ended June 30, 2015 and 2014, respectively, and ($102) and ($698) for the six months ended June 30, 2015 and 2014, respectively.
(b) Net of tax of ($1,639) and $1,234 for the three months ended June 30, 2015 and 2014, respectively, and $1,053 and $1,662 for the six months ended June 30, 2015 and 2014, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$292,065	$291,377
Short-term investments	2,020	2,310
Receivables from licensees and other	400	300
Deferred tax assets	—	375
Notes receivable	64,797	57,597
Prepaid and other current assets	7,815	3,938
Total current assets	367,097	355,897

Property and equipment, net	42	62
Royalty rights - at fair value	280,731	259,244
Notes and other receivables, long-term	304,910	305,615
Long-term deferred tax assets	35,599	33,799
Other assets	7,162	7,733
Total assets	$995,541	$962,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$701	$318
Accrued liabilities	57,951	8,876
Accrued income taxes	—	3,293
Deferred tax liabilities	10,643	—
Term loan payable	74,648	—
Convertible notes payable	—	175,496
Total current liabilities	143,943	187,983

Convertible notes payable	279,751	276,228
Other long-term liabilities	44,633	37,702
Total liabilities	468,327	501,913

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 163,558 and 162,186 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	1,636	1,622
Additional paid-in capital	(119,161)	(119,874)
Accumulated other comprehensive income	4,715	2,949
Retained earnings	640,024	575,740
Total stockholders' equity	527,214	460,437
Total liabilities and stockholders' equity	$995,541	$962,350
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$162,762	$164,938
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	—	9,568
Change in fair value of royalty rights - at fair value	(23,578)	(45,390)
Loss on extinguishment of convertible notes	—	6,143
Other amortization, depreciation and accretion of embedded derivative	7,230	(94)
Hedge ineffectiveness on foreign exchange contracts	—	(3)
Stock-based compensation expense	727	616
Deferred income taxes	8,358	(2,564)
Changes in assets and liabilities:
Receivables from licensees and other	(100)	(1,052)
Prepaid and other current assets	(695)	1,759
Accrued interest on notes receivable	(2,527)	(10,165)
Other assets	23	(29)
Accounts payable	383	54
Accrued liabilities	(102)	4,426
Accrued income taxes	(3,293)	10,817
Other long-term liabilities	6,712	7,129
Net cash provided by operating activities	155,900	146,153
Cash flows from investing activities
Purchase of royalty rights - at fair value	—	(15,500)
Proceeds from royalty rights - at fair value	2,091	49,451
Purchase of notes receivable	(5,226)	(215,000)
Purchase of property and equipment	—	(39)
Net cash used in investing activities	(3,135)	(181,088)
Cash flows from financing activities
Proceeds from term loan	100,000	—
Repurchase of convertible notes	(177,387)	(29,906)
Payment of debt issuance costs	(607)	(9,824)
Proceeds from the issuance of convertible notes	—	300,000
Purchase of call options	—	(30,951)
Proceeds from the issuance of warrants	—	11,427
Repayment of term loan	(25,000)	(37,500)
Cash dividends paid	(49,083)	(48,088)
Net cash provided by/(used in) financing activities	(152,077)	155,158
Net increase in cash and cash equivalents	688	120,223
Cash and cash equivalents at beginning of the period	291,377	94,302
Cash and cash equivalents at end of period	$292,065	$214,525

Supplemental cash flow information
Cash paid for income taxes	$84,000	$81,000
Cash paid for interest	$9,655	$8,676
Stock issued to settle debt	$9,794	$157,591
Warrant received for issuance of notes receivable	$(1,258)	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as amended, filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2014, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of PDL and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Our accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC.

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

We evaluate the collectability of both interest and principal for each note receivable and loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and we expect repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower's credit risk, financial performance, expected sales, and estimated fair value of the collateral.

Convertible Notes

We issued our Series 2012 Notes, May 2015 Notes and February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets upon conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

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

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2015	2014	2015	2014
Genentech	Avastin	28%	24%	27%	27%
	Herceptin	29%	24%	27%	25%

Biogen	Tysabri®	10%	8%	10%	9%

Depomed	Glumetza®	—%	16%	—%	13%

Foreign Currency Hedging

We enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

We hedge certain Euro-denominated currency exposures related to royalties associated with our licensees’ product sales with Euro forward contracts. In general, these contracts are intended to offset the underlying Euro market risk in our royalty revenues. The last of these contracts expires in the first quarter of 2016. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

At the inception of each hedging relationship and on a quarterly basis, we assess the hedge effectiveness. The fair value of the Euro contracts is estimated using pricing models with readily observable inputs from actively quoted markets and is disclosed on a gross basis. The aggregate unrealized gains or losses, net of tax, on the effective component of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income." Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in "Interest and other income, net" in the period the ineffectiveness occurs.

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

Comprehensive Income

Comprehensive income comprises net income adjusted for other comprehensive income (loss), using the specific identification method, which includes the changes in unrealized gains and losses on cash flow hedges and changes in unrealized gains and losses on our investments in available-for-sale securities, all net of tax, which are excluded from our net income.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in the first quarter of 2016. The adoption of this ASU is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2015	2014	2015	2014
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic and diluted share	$78,264	$92,055	$162,762	$164,938

Denominator
Weighted-average shares used to compute net income per basic share	163,544	160,256	163,188	155,752
Restricted stock outstanding	134	115	117	90
Effect of dilutive stock options	19	22	19	21
Assumed conversion of February 2018 Notes	—	1,872	—	1,484
Assumed conversion of Series 2012 Notes	—	4,487	266	7,570
Assumed conversion of warrants	503	—	1,551	—
Assumed conversion of May 2015 Notes	1,184	10,476	2,235	10,894
Weighted-average shares used to compute net income per diluted share	165,384	177,228	167,376	175,811

Net income per share - basic	$0.48	$0.57	$1.00	$1.06
Net income per share - diluted	$0.47	$0.52	$0.97	$0.94

We compute diluted net income per share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share include shares that may be issued under our stock options and restricted stock awards, our February 2018 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. In the first quarter of 2012, $179.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes, in the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes and the February 2015 Notes were retired, in the first quarter of 2014, $131.7 million aggregate principal of our Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements, in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement by which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes, and, in the first quarter of 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

In the second quarter of 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 Notes. Concurrently with the retirement of the May 2015 Notes, we exercised our purchased call options and received 5.2 million of PDL's common shares, which was the amount equal to the number of shares required to be delivered by us to the note holders for the excess conversion value (see Note 9).

In May 2011, we issued our May 2015 Notes, in January and February 2012, we issued our Series 2012 Notes, and in February 2014, we issued our February 2018 Notes. The Series 2012 Notes and May 2015 Notes were net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted average share adjustments related to our Series 2012 Notes, May 2015 Notes and February 2018 Notes, shown in the table above, include the shares issuable in respect of such excess.

May 2015 Notes Purchased Call Option and Warrant Potential Dilution

The warrants are dilutive for three and six months ended June 30, 2015, as the exercise price of the warrants was lower than the average market price of our common stock. We excluded from our calculations of net income per diluted share zero and 21.8 million shares for the three months ended June 30, 2015 and 2014, respectively, and zero and 21.8 million shares for the six months ended June 30, 2015 and 2014, respectively, for warrants issued in 2011, because the exercise price of the warrants was higher than the average market price of our common stock and thus, for the three and six months ended June 30, 2014, no stock was issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore zero and 25.7 million shares were excluded from our calculations of net income per diluted share for the three months ended June 30, 2015 and 2014 , respectively, and zero and 25.7 million shares were excluded from our calculation of diluted net income per share for the six months ended June 30, 2015 and 2014, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three and six months ended June 30, 2015 and 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three and six months ended June 30, 2015 and 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended June 30, 2015 and 2014, we excluded approximately 39,000 and 24,000 shares underlying outstanding stock options, respectively, and for the six months ended June 30, 2015 and 2014, we excluded approximately 38,000 and 69,000 shares underlying outstanding stock options, respectively. For the three months ended June 30, 2015, we excluded approximately 449,000 and zero shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2015 and 2014, we excluded approximately 415,000 and zero underlying restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$136,454	$—	$—	$136,454	$221,792	$—	$—	$221,792
Corporate securities	—	2,020	—	2,020	—	2,310	—	2,310
Foreign currency hedge contracts	—	6,985	—	6,985	—	4,069	—	4,069
Warrants	—	1,258	—	1,258	—	—	—	—
Royalty rights - at fair value	—	—	280,731	280,731	—	—	259,244	259,244
Total	$136,454	$10,263	$280,731	$427,448	$221,792	$6,379	$259,244	$487,415

There have been no transfers between levels during each of the three-month periods ended June 30, 2015, and December 31, 2014. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix, which itself was recently acquired by Valeant Pharmaceuticals) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of June 30, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $18.4 million or increase by $23.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $15.6 million or decrease by $16.3 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, likely attributable to the practices of its distributors in drawing down such inventory and to a review by Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Our review concluded that it would be unlikely for us to receive royalties in the first half of 2015. We have received no royalties from Glumetza sales in 2015. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza. As of June 30, 2015, we have not revised our expectations as to any impact, if any, the acquisition or price increase will have on future cash flows from Glumetza. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. There can be no assurances that we will be able to fully assess the impact of the acquisition or price increase on sales of Glumetza and thus royalties on such sales paid to PDL.

As of June 30, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was approximately $194.0 million and $176.2 million, respectively. As of June 30, 2015, the maximum loss exposure was $194.0 million.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The acquired royalties include royalty amounts accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the VB Royalty Agreement royalty right at June 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of June 30, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $16.7 million and $16.1 million, respectively. As of June 30, 2015, the maximum loss exposure was $16.7 million.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (Eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at June 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.1 million or increase by $7.0 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.5 million or decrease by $3.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2015, and December 31, 2014, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $70.1 million and $66.9 million. As of June 30, 2015, the maximum loss exposure was $70.1 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the six months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2014		$259,244

Transfer into Level 3		—
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$23,578
Proceeds from royalty rights - at fair value	$(2,091)
Total net change in fair value for the period		21,487
Purchases, issues, sales, and settlements
Purchases		—

Ending Balance at June 30, 2015		$280,731

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$12,216	$(4,061)	$23,578	$(4,061)

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of loan receivable investments. The fair value of the warrants is estimated using recently quoted market prices and the Black-Scholes model.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2015			December 31, 2014
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$50,191	$—	$50,191
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
Avinger note receivable	20,694	—	21,339	20,611	—	20,760
LENSAR note receivable	46,467	—	46,467	39,668	—	40,451
Direct Flow Medical note receivable	51,307	—	52,751	50,397	—	49,940
Paradigm Spine note receivable	49,754	—	51,010	49,571	—	50,125
kaléo note receivable	151,522	—	151,471	151,574	—	151,073
Total[1]	$371,135	$—	$374,429	$363,212	$—	$363,740

Liabilities:
Series 2012 Notes	$—	$—	$—	$22,261	$33,506	$—
May 2015 Notes	—	—	—	153,235	205,534	—
February 2018 Notes	279,751	285,420	—	276,228	289,665	—
March 2015 Term Loan	74,648	75,000	—	—	—	—
Total	$354,399	$360,420	$—	$451,724	$528,705	$—
___________________
1 The carrying amount of notes receivable excludes the debt discount of $1.4 million arisen from the CareView transaction.

As of June 30, 2015 and December 31, 2014, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable differed from their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

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

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is collateralized by all assets and equity interest in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using a discounted cash flow analysis related to the underlying technology included in the collateral. On June 30, 2015, and December 31, 2014, the discounted cash flow was based upon expected income from estimated sales of planned products over a period of 15 years. The terminal value was estimated using selected market multiples based on sales and EBITDA.

On June 30, 2015, the carrying values of several of our notes receivable differed from their fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-

looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Short-Term Investments

As of June 30, 2015, and December 31, 2014, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments, and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
June 30, 2015
Cash	$155,611	$—	$—	$155,611	$155,611	$—
Money market funds	136,454	—	—	136,454	136,454	—
Corporate securities	1,750	270	—	2,020	—	2,020
Total	$293,815	$270	$—	$294,085	$292,065	$2,020

December 31, 2014
Cash	$69,585	$—	$—	$69,585	$69,585	$—
Money market funds	221,792	—	—	221,792	221,792	—
Corporate securities	1,750	560	—	2,310	—	2,310
Total	$293,127	$560	$—	$293,687	$291,377	$2,310

No gains or losses on sales of available-for-sale securities were recognized for the three and six months ended June 30, 2015 and 2014.

The unrealized gains on investments included in "Other comprehensive income (loss), net of tax" was approximately $175,000 and $364,000 as of June 30, 2015, and December 31, 2014, respectively.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of June 30, 2015, and December 31, 2014, all outstanding Euro forward contracts were classified as cash flow hedges.

In October 2014, we entered into a series of Euro forward contracts covering the quarters in which our licensees' sales occurred through December 2015.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			June 30, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	16,125	2,300	16,125	752
Euro	1.260	Sell Euro	33,000	4,685	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$49,125	$6,985	$85,875	$4,069

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	June 30, 2015	December 31, 2014
(In thousands)
Euro contracts	Prepaid and other current assets	$6,985	$3,352
Euro contracts	Other assets	$—	$717

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(1,305)	$264	$4,363	$331
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$1,739	$(2,027)	$2,408	$(2,755)
Net gain (loss) recognized in interest and other income, net - cash flow hedges (3)	$—	$1	$—	$3
 _______________________________
(1) Change in the fair value of cash flow hedges, net of tax.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately $0 and ($1) for the three months ended June 30, 2015 and 2014, respectively, and $0 and ($3) for the six months ended June 30, 2015 and 2014, respectively.

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

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Wellstat Diagnostics Borrower Notice. The

Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Wellstat Diagnostics Guarantor Notice. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ stockholders.

On September 24, 2014, the Company filed the Wellstat Diagnostics Petition, which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ stockholders and Wellstat Therapeutics.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures is expected shortly. The sale process is ongoing and Duff & Phelps is actively contacting and holding discussions with interested third parties who may be willing to bid on the assets. In addition, depending on the nature and value of the bids received from third parties, it is possible that PDL will credit bid for the assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement. We anticipate that the sale process will be completed during the third or fourth quarter of 2015.

Through the period ended June 30, 2015, PDL has advanced to Wellstat Diagnostics $10.0 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of June 30, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL makes a successful credit bid for the assets.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of June 30, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

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

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. As of June 30, 2015, the shares were valued at $2.0 million, which resulted in an unrealized gain of $0.3 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL has agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. As of June 30, 2015, PDL has funded an additional $5.2 million of principal under the forbearance agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement. The Company completed an impairment analysis as of June 30, 2015. Effective with this date and as result of the forbearance, we ceased to accrue interest revenue. LENSAR is evaluating its strategic alternatives which could include an equity raise, a sale of the company, a merger of the company or some combination of the preceding.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. The second and third tranches of up to an additional $25.0 million in the aggregate, net of fees, are no longer available under the terms of the Paradigm Spine Credit Agreement. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

As of June 30, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

CareView Credit Agreement

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. The first tranche of $20 million will be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, to be accomplished no later than October 31, 2015. The Company will fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and EBITDA, to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at the exercise price of $0.45 per share. We have accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value. At June 30, 2015, we determined an estimated fair value of the warrant of $1.3 million.

For carrying value and fair value measurement information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	June 30, 2015	December 31, 2014
(In thousands)
Compensation	$2,616	$1,332
Interest	5,000	6,210
Dividend payable	49,267	90
Legal	472	296
Other	596	948
Total	$57,951	$8,876

8. Commitments and Contingencies

Legal Proceedings

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of our operations of that period and on our cash flows and liquidity. We are not currently a party to any material legal proceedings.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $73.3 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2015	2015	2014
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$—	$—	$22,261
May 2015 Notes	May 1, 2015	$—	—	153,235
February 2018 Notes	February 1, 2018	$300,000	279,751	276,228
March 2015 Term Loan	February 15, 2016	$75,000	74,648	—
Total			$354,399	$451,724

As of June 30, 2015, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of Series 2012 Notes for an identical principal amount of our then existing February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the Series 2012 Notes for an identical principal amount of our then existing February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Principal amount of the Series 2012 Notes	$—	$22,337
Unamortized discount of liability component	—	(76)
Total	$—	$22,261

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$—	$347	$80	$1,108
Amortization of debt issuance costs	—	62	13	932
Amortization of debt discount	—	399	76	1,379
Total	$—	$808	$169	$3,419

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes were due May 1, 2015, and we paid interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem a portion of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders had the option to require PDL to redeem the May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 Notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Principal amount of the May 2015 Notes	$—	$155,050
Unamortized discount of liability component	—	(1,815)
Total	$—	$153,235

Interest expense for our May 2015 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$484	$1,456	$1,938	$2,911
Amortization of debt issuance costs	109	317	435	632
Amortization of debt discount	458	1,283	1,815	2,544
Total	$1,051	$3,056	$4,188	$6,087

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrant agreement, exceeds the strike price of the warrants on the date of conversion, we will deliver to the warrant counterparties shares of our common stock equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price is approximately $6.58, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.59, but below $6.58, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders. If the share price is above $6.58, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.58. For example, a 10% increase in the share price above $6.58 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2015, and December 31, 2014, there were no related warrants exercised.

The warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at June 30, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrant issuance, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the warrants continue to meet all criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to redeem the February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2015, the remaining discount amortization period is 2.6 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Principal amount of the February 2018 Notes	$300,000	$300,000
Unamortized discount of liability component	(20,249)	(23,772)
Total	$279,751	$276,228

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$3,000	$3,062	$6,000	$4,633
Amortization of debt issuance costs	546	600	1,089	822
Amortization of debt discount	1,776	1,879	3,523	2,550
Total	$5,322	$5,541	$10,612	$8,005

As of June 30, 2015, our February 2018 Notes are not convertible. At June 30, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie our February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. We received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of our common stock, as defined in the warrant agreement, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet all criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of June 30, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.04%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

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

10. Other Long-Term Liabilities

	June 30,	December 31,
	2015	2014
(In thousands)
Accrued lease liability	$10,700	$10,700
Long term incentive accrual	1,675	578
Uncertain tax positions	31,969	26,356
Dividend payable	289	68
Total	$44,633	$37,702

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $73.3 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, related to this guarantee.

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

The following table summarizes the Company’s stock option and restricted stock award activity during the six months ended June 30, 2015:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2014	4,166	58	$5.41	277	$8.39
Granted	(398)	—		398	7.29
Shares released	—	—		(30)	9.02
Forfeited or canceled	40	—		(40)	7.15
Balance at June 30, 2015	3,808	58	$5.41	605	$7.72

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

13. Income Taxes

Income tax expense for the three months ended June 30, 2015 and 2014, was $45.3 million and $54.0 million, respectively, and for the six months ended June 30, 2015 and 2014, was $94.3 million and $96.7 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three and six months ended June 30, 2015, by $2.2 million and $4.6 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

14. Accumulated Other Comprehensive Income

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

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2014	$364	$2,585	$2,949
Activity for the six months ended June 30, 2015	(189)	1,955	1,766
Ending Balance at June 30, 2015	$175	$4,540	$4,715

15. Subsequent Event

ARIAD Revenue Interest Assignment

On July 28, 2015, PDL entered into a revenue interests assignment agreement with ARIAD pursuant to which ARIAD sold to the Company the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig® (ponatinib).

In exchange for the ARIAD Royalty Rights, the ARIAD Royalty Agreement provides for the funding of up to $200 million in cash to ARIAD. Funding of the first $100 million will be made in two tranches of $50 million each, with the initial amount funded on the closing date of the ARIAD Royalty Agreement and an additional $50 million to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100 million in up to two draws at any time between the six- and twelve-month anniversaries of the closing date. Under the ARIAD Royalty Agreement, initially the Company is to receive a royalty payment of 2.5% of the worldwide Net Revenues from Iclusig until the one year anniversary of the closing date, at which time the royalty rate increases to 5.0% (subject to agreed-upon annual maximum payments through 2018). The royalty rate is then subject to additional increases to (i)6.5% beginning January 1, 2019 and (ii) to 7.5% beginning January 1, 2019 in the event the Company funds in excess of $150 million to ARIAD under the ARIAD Royalty Agreement. In addition, if the Net Revenues from Iclusig do not meet certain agreed-upon projections on an annual basis, ARIAD has agreed to provide PDL the same royalty percentage with respect to the worldwide Net Revenues of brigatinib, up to the amount of the shortfall from the projections for the applicable year. The term of the ARIAD Royalty Agreement runs until December 31, 2033; however, this term is subject to a put option of the Company and call option of ARIAD.

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

OVERVIEW

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has invested approximately $830 million to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring new income generating assets, the management of its intellectual property and income generating assets, and maximizing value for its stockholders.

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

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Although the Queen et al. patents and related rights have expired, we are entitled under our license agreements to continue to receive royalties in certain instances based on net sales of products that were made prior to but sold after patent expiry. In addition, in one instance we are entitled to royalties based on know-how provided to a licensee, noted below with respect to Lilly. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate based upon our licensees’ net sales of covered antibodies.

Our total revenues from licensees under our Queen et al. patents were $116.9 million and $115.1 million, net of rebates and foreign exchange hedge adjustments, for the three months ended June 30, 2015 and 2014, respectively, and $244.7 million and $231.1 million for the six months ended June 30, 2015 and 2014, respectively.

Licensing Agreements for Marketed Products

In the six months ended June 30, 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continued until the expiration of the last to expire of our Queen et al. patents. Chugai is obligated to pay us royalties on sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because the relevant patent rights expired in the fourth quarter of 2014, we did not receive any revenues from Actemra after the first quarter of 2015.

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

The acquired royalties include royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement where negotiated separately.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrant agreement, exceeds the strike price of the warrants on the date of conversion, we will deliver to the warrant counterparties shares of our common stock equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

LENSAR Forbearance Agreement

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL has agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. As of June 30, 2015, PDL has funded an additional $5.2 million of principal under the forbearance agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement. The Company completed an impairment analysis as of June 30, 2015. Effective with this date and as result of the forbearance, we ceased to accrue interest revenue. LENSAR is evaluating its strategic alternatives which could include an equity raise, a sale of the company, a merger of the company or some combination of the preceding.

CareView Credit Agreement

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. The first tranche of $20 million will be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, to be accomplished no later than October 31, 2015. The Company will fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and EBITDA, to be accomplished no later than June 30, 2017.

Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at the exercise price of $0.45 per share. We have accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value. At June 30, 2015, we determined an estimated fair value of the warrant of $1.3 million.

Dividend Payment

On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. On June 12, 2015, we paid the regular quarterly dividend to our stockholders totaling $24.5 million using earnings generated in the three months ended June 30, 2015.

Subsequent Event

ARIAD Revenue Interest Assignment

On July 28, 2015, PDL entered into a revenue interests assignment agreement with ARIAD pursuant to which ARIAD sold to the Company the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig® (ponatinib).

In exchange for the ARIAD Royalty Rights, the ARIAD Royalty Agreement provides for the funding of up to $200 million in cash to ARIAD. Funding of the first $100 million will be made in two tranches of $50 million each, with the initial amount funded on the closing date of the ARIAD Royalty Agreement and an additional $50 million to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100 million in up to two draws at any time between the six- and twelve-month anniversaries of the closing date. Under the ARIAD Royalty Agreement, initially the Company is to receive a royalty payment of 2.5% of the worldwide Net Revenues from Iclusig until the one year anniversary of the closing date, at which time the royalty rate increases to 5.0% (subject to agreed-upon annual maximum payments through 2018). The royalty rate is then subject to additional increases to (i) 6.5% beginning January 1, 2019 and (ii) to 7.5% beginning January 1, 2019 in the event the Company funds in excess of $150 million to ARIAD under the ARIAD Royalty Agreement. In addition, if the Net Revenues from Iclusig do not meet certain agreed-upon projections on an annual basis, ARIAD has agreed to provide PDL the same royalty percentage with respect to the worldwide Net Revenues of brigatinib, up to the amount of the shortfall from the projections for the applicable year. The term of the ARIAD Royalty Agreement runs until December 31, 2033; however, this term is subject to a put option of the Company and call option of ARIAD.

Critical Accounting Policies and Uses of Estimates

During the six months ended June 30, 2015, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

Operating Results

Three and six months ended June 30, 2015, compared to three and six months ended June 30, 2014

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2015	2014	Year %	2015	2014	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$116,884	$115,066	2%	$244,694	$231,092	6%
Royalty rights - change in fair value	12,216	34,498	(65%)	23,578	46,205	(49%)
Interest revenue	8,966	12,613	(29%)	19,500	21,684	(10%)
License and other	—	575	(100%)	—	575	(100%)
Total revenues	$138,066	$162,752	(15%)	$287,772	$299,556	(4%)

Total revenues were $138.1 million and $162.8 million for the three months ended June 30, 2015 and 2014, respectively, and $287.8 million and $299.6 million for the six months ended June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015 and 2014, our Queen et al. royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. During the three and six months ended June 30, 2015 and 2014, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, Depomed, U-M, and VB. Revenues for the six months ended June 30, 2015 and three and six months ended June 30, 2014, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States. No royalties were received on Lucentis sales in the second quarter of 2015 and consequently no payments were made to Novartis.

Total revenues decreased by 15% and 4%, respectively, for the three and six months ended June 30, 2015, when compared to the same periods in 2014. The decrease is primarily driven by the decrease in the Depomed royalty rights cash proceeds related to the Salix (recently acquired by Valeant Pharmaceuticals) excess supply of inventory of Glumetza at the distribution level, decreased interest revenues due to the early payoff of the AxoGen and Durata notes receivables, and the conclusion of the Actemra license agreement, partially offset by increased royalties from sales of Perjeta, Xolair, Kadcyla, Herceptin, and Tysabri.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2015 and 2014:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2015	2014	2015	2014
Genentech	Avastin	28%	24%	27%	27%
	Herceptin	29%	24%	27%	25%

Biogen	Tysabri	10%	8%	10%	9%

Depomed	Glumetza	—%	16%	—%	13%

Foreign currency exchange rates also impact our reported revenues. More than 50% of our Queen et al. patent licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year's quarter.

For the three and six months ended June 30, 2015 and 2014, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income". Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended June 30, 2015 and 2014, we recognized $2.7 million and ($3.1) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively, and for the six months ended June 30, 2015 and 2014, we recognized $3.7 million and ($4.2) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2015	2014	Year %	2015	2014	Year %
(In thousands)
General and administrative	$7,429	$6,920	7%	$15,095	$11,502	31%
Percentage of total revenues	5%	4%		5%	4%

The increase in operating expenses for the three months ended June 30, 2015, as compared to the same period in 2014, was a result of an increase in general and administrative expenses of $1.0 million for professional service expenses mostly related to the asset management of Wellstat Diagnostics, partially offset by a decrease of $0.3 million for stock-based compensation and $0.2 million for legal services.

The increase in operating expenses for the six months ended June 30, 2015, as compared to the same period in 2014, was a result of an increase in general and administrative expenses of $2.8 million for professional service expenses mostly related to the asset management of Wellstat Diagnostics and an increase of $0.9 million in stock-based compensation, partially offset by a decrease of $0.3 million for legal services.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the Series 2012 Notes and May 2015 Notes during the six months ended June 30, 2015. The decrease in interest expense for the three and six months ended June 30, 2015, as compared to the same period in 2014, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended June 30, 2015 and 2014, was $45.3 million and $54.0 million, respectively, and for the six months ended June 30, 2015 and 2014, was $94.3 million and $96.7 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three and six months ended June 30, 2015, by $2.2 million and $4.6 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

Net Income per Share

Net income per share for the three and six months ended June 30, 2015 and 2014, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income per share - basic	$0.48	$0.57	$1.00	$1.06
Net income per share - diluted	$0.47	$0.52	$0.97	$0.94

The decrease in net income per diluted share is primarily due to the increase in outstanding shares, as well as due to decreased revenues and the resulting decrease in net income for the period.

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

We had cash, cash equivalents and short-term investments in the aggregate of $294.1 million and $293.7 million at June 30, 2015, and December 31, 2014, respectively. The increase was primarily attributable to net cash provided by the proceeds from the March 2015 Term Loan of $100.0 million, proceeds from royalty rights of $2.1 million, and cash generated by operating activities of $155.9 million, offset in part by retirement of the Series 2012 Notes and May 2015 Notes for $177.4 million, payment of dividends of $49.1 million, repayment of a portion of the March 2015 Term Loan for $25.0 million, additional note receivable purchases of $5.2 million, and the payment of $0.6 million for debt issuance costs related to the March 2015 Term Loan.

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016. We believe that cash from future revenues from the Queen et al. patent royalties through the first quarter of 2016 and from acquired revenue generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired revenue generating assets will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, which currently account for 85% of our revenue. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model and ability to pay dividends.

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

In June 2014, the Company received information from Wellstat Diagnostics that showed that it was generally unable to pay its debts as they became due. This constituted an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred; (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered the Wellstat Diagnostics Borrower Notice. The

Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations. On August 7, 2014, the Company delivered the Wellstat Diagnostics Guarantor Notice. The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ stockholders.

On September 24, 2014, the Company filed the Wellstat Diagnostics Petition, which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company. The Company continues to assess its options with respect to collecting on the loan, including determining whether and when it will foreclose on the collateral and proceed with a sale of Wellstat Diagnostics’ assets, whether providing further capital to the receiver to fund Wellstat Diagnostics’ operations for a period of time prior to sale will best position Wellstat Diagnostics’ assets for sale, and assessing the value of the guarantees obtained by the Company from Wellstat Diagnostics’ guarantors, including Wellstat Diagnostics’ stockholders and Wellstat Therapeutics.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures is expected shortly. The sale process is ongoing and Duff & Phelps is actively contacting and holding discussions with interested third parties who may be willing to bid on the assets. In addition, depending on the nature and value of the bids received from third parties, it is possible that PDL will credit bid for the assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement. We anticipate that the sale process will be completed during the third or fourth quarter of 2015.

Through the period ending June 30, 2015, PDL has advanced to Wellstat Diagnostics $10.0 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of June 30, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL makes a successful credit bid for the assets.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of June 30, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

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

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. As of June 30, 2015, the shares were valued at $2.0 million, which resulted in an unrealized gain of $0.3 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL has agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. As of June 30, 2015, PDL has funded an additional $5.2 million of principal under the forbearance agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement. The Company completed an impairment analysis as of June 30, 2015. Effective with this date and as result of the forbearance, we ceased to accrue interest revenue. LENSAR is evaluating its strategic alternatives which could include an equity raise, a sale of the company, a merger of the company or some combination of the preceding.

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

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. The second and third tranches of up to an additional $25.0 million in the aggregate, net of fees, are no longer available under the terms of the Paradigm Spine Credit Agreement. Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

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

As of June 30, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

CareView Credit Agreement

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. The first tranche of $20 million will be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, to be accomplished no later than October 31, 2015. The Company will fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and EBITDA, to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at the exercise price of $0.45 per share. The warrant was accounted as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value. At June 30, 2015, we determined an estimated fair value of the warrant of $1.3 million.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix, which itself was recently acquired by Valeant Pharmaceuticals) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of June 30, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a nine-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $18.4 million or increase by $23.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. Should the expected royalties increase or decrease by 10%, the fair value of the asset could increase by $15.6 million or decrease by $16.3 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, likely attributable to the practices of its distributors in drawing down such inventory and to a review by Salix's audit committee of its accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Our review concluded that it would be unlikely for us to receive royalties in the first half of 2015. We have received no royalties from Glumetza sales in 2015. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza. As of June 30, 2015, we have not revised our expectations as to any impact, if any, the acquisition or price increase will have on future cash flows from Glumetza. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. There can be no assurances that we will be able to assess the impact of the acquisition or price increase on sales of Glumetza and thus royalties on such sales paid to PDL.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The acquired royalties include royalty amounts accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company will receive all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The acting chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the VB Royalty Agreement royalty right at June 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

University of Michigan

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (Eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan on March 25, 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at June 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $6.1 million or increase by $7.0 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.5 million or decrease by $3.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

Convertible Notes

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of Series 2012 Notes for an identical principal amount of our then existing February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash incentive payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs will be recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the Series 2012 Notes for an identical principal amount of our then existing February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the Company's outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Company's Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding.

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

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of our May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. Our May 2015 Notes were due May 1, 2015, and we paid interest at 3.75% on our May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from our May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem a portion of our 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders had the option to require PDL to Redeem the May 2015 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ending on January 20, 2016. If the VWAP of our common stock, as defined in the warrant agreement, exceeds the strike price of the warrants on the date of conversion, we will deliver to the warrant counterparties shares of our common stock equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price is approximately $6.58, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.59, but below $6.58, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders. If the share price is above $6.58, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.58. For example, a 10% increase in the share price above $6.58 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of June 30, 2015, and December 31, 2014, there were no related warrants exercised.

The warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at June 30, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrant issuance, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the warrants continue to meet all criteria for equity classification.

February 2018 Notes

On February 12, 2014, we issued $300.0 million in aggregate principal amount, at par, of our February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. Our February 2018 Notes are due February 1, 2018, and we pay interest at 4.0% on our February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from our February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of our Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require PDL to redeem the February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated

$19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2015, the remaining discount amortization period is 2.6 years.

As of June 30, 2015, our February 2018 Notes are not convertible. At June 30, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie our February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. We received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of our common stock, as defined in the warrant agreement, exceeds the strike price of the warrants, we will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet all criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of June 30, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.04%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loans

As of June 30, 2015, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes and March 2015 Term Loan, which in the aggregate totaled $375.0 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our February 2018 Notes and March 2015 Term Loan. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

Notes Receivable and Other Long Term Receivables

On February 18, 2014, PDL entered into a credit agreement with Paradigm Spine, in which PDL will provide up to $75.0 million to Paradigm Spine. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was provided by the Company at the close of the transaction. The additional $25.0 million in the form of the second and third tranches is no longer available to Paradigm Spine under the terms of the Paradigm Spine Credit Agreement.

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. The first tranche of $20 million will be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems, to be accomplished no later than October 31, 2015. The Company will fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and EBITDA, to be accomplished no later than June 30, 2017.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $73.3 million.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The underlying sales of our licensees’ products are conducted in multiple countries and in multiple currencies throughout the world. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens in relation to other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. More than 50% of our licensees’ product sales are in currencies other than U.S. dollars; as such, our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in that current quarter sales, assuming that the currency risk in such forecasted sales was not hedged.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive income (loss), net of tax" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at June 30, 2015, and December 31, 2014:

Euro Forward Contracts			June 30, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	16,125	2,300	16,125	752
Euro	1.260	Sell Euro	33,000	4,685	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$49,125	$6,985	$85,875	$4,069

Interest Rate Risk

Our investment portfolio was approximately $138.5 million at June 30, 2015, and $224.1 million at December 31, 2014, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $285.4 million at June 30, 2015, and $528.7 million at December 31, 2014, based on available pricing information. At June 30, 2015, and December 31, 2014, our convertible note consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. At December 31, 2014, our convertible notes also consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Reference is hereby made to our disclosures in “Legal Proceedings” under Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the heading “Legal Proceedings” is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

During the six months ended June 30, 2015, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 5, 2015
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steffen Pietzke
Steffen Pietzke
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

10.1*#	Employment Separation and Consultant Agreement between the Company and David L. Montez, executed April 21, 2015

10.2*	Offer Letter between the Company and Steffen Pietzke, executed May 19, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2015)

10.3#	Second Amendment to Lease Agreement between 932936, LLC and the Company, effective May 19, 2015

10.4*#	Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement

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