Form 10-Q
period 2015-09-30
PDL BIOPHARMA, INC.
filed 2015-11-04
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 26, 2015, there were 163,575,319 shares of the registrant’s Common Stock outstanding.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo, Inc.
AcelRx	AcelRx Pharmaceuticals, Inc.
AcelRx Royalty Agreement	Royalty Interest Assignment Agreement, dated September 18, 2015, between PDL and AcelRx
APIC	Additional paid-in-capital
ARIAD	ARIAD Pharmaceuticals, Inc.
ARIAD Royalty Agreement	Royalty Interest Assignment Agreement, dated July 28, 2015, between PDL and ARIAD
ARIAD Royalty Rights	The right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig® (ponatinib)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
Avinger Credit and Royalty Agreement	Credit Agreement, dated April 18, 2013, between PDL and Avinger
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement, dated as of October 5, 2012, between PDL and AxoGen
Biogen	Biogen, Inc.
CareView	CareView Communications, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo DR Sub, LLC, a wholly-owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of October 18, 2013, among Depomed, Depo DR Sub and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
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

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto
May 2015 Notes	3.75% Senior Convertible Notes due May 2015
Merck	Merck & Co., Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
October 2013 Term Loan	Term Loan borrowed under the Credit Agreement, dated October 28, 2013, among PDL, the Royal Bank of Canada and lenders thereto, as amended
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, fully retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin, Herceptin, Lucentis, Xolair and Tysabri
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
U-M	University of Michigan
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between Viscogliosi Brothers, LLC and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
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
Wellstat Diagnostics Guarantors
Some or all of: Samuel J. Wohlstadter; Nadine H. Wohlstadter; Duck Farm, Inc.; Hebron Valley Farms, Inc.; HVF, Inc.; Hyperion Catalysis EU Limited; Hyperion Catalysis International, Inc.; NHW, LLC; Wellstat AVT Investment, LLC; Wellstat Biocatalysis, LLC; Wellstat Biologics Corporation; Wellstat Diagnostics, LLC; Wellstat Immunotherapeutics, LLC; Wellstat Management Company, LLC; Wellstate Opthalmics Corporation; Wellstat Therapeutics Corporation; Wellstat Therapeutics EU Limited; Wellstat Vaccines, LLC; and SJW Properties, Inc.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Royalties from Queen et al. patents	$119,222	$123,916	$363,916	$355,008
Royalty rights - change in fair value	(4,280)	27,602	19,298	73,807
Interest revenue	9,096	13,076	28,596	34,760
License and other	580	—	580	575
Total revenues	124,618	164,594	412,390	464,150

Operating expenses
General and administrative	8,450	5,686	23,545	17,188
Operating income	116,168	158,908	388,845	446,962

Non-operating expense, net
Interest and other income, net	87	75	294	207
Interest expense	(5,901)	(9,387)	(21,710)	(29,770)
Loss on extinguishment of debt	—	—	—	(6,143)
Total non-operating expense, net	(5,814)	(9,312)	(21,416)	(35,706)

Income before income taxes	110,354	149,596	367,429	411,256
Income tax expense	40,895	47,361	135,208	144,083
Net income	$69,459	$102,235	$232,221	$267,173

Net income per share
Basic	$0.42	$0.64	$1.42	$1.70
Diluted	$0.42	$0.61	$1.42	$1.62

Weighted average shares outstanding
Basic	163,560	160,268	163,314	157,274
Diluted	163,742	166,894	163,899	165,141

Cash dividends declared per common share	$—	$—	$0.60	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$69,459	$102,235	$232,221	$267,173

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	634	(258)	445	(1,554)
Adjustment for net (gains) losses realized and included in net income, net of tax	(406)	—	(406)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	228	(258)	39	(1,554)
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	(57)	1,974	4,306	2,305
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(1,495)	989	(3,903)	3,744
Total change in unrealized losses on cash flow hedges, net of tax(b)	(1,552)	2,963	403	6,049
Total other comprehensive income (loss), net of tax	(1,324)	2,705	442	4,495
Comprehensive income	$68,135	$104,940	$232,663	$271,668
 ______________________________________________
(a) Net of tax of $123 and ($139) for the three months ended September 30, 2015 and 2014, respectively, and $21 and ($837) for the nine months ended September 30, 2015 and 2014, respectively.
(b) Net of tax of ($836) and $1,595 for the three months ended September 30, 2015 and 2014, respectively, and $217 and $3,257 for the nine months ended September 30, 2015 and 2014, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$227,855	$291,377
Short-term investments	1,827	2,310
Receivables from licensees and other	594	300
Deferred tax assets	—	375
Notes receivable	67,246	57,597
Prepaid and other current assets	9,166	3,938
Total current assets	306,688	355,897

Property and equipment, net	42	62
Royalty rights - at fair value	384,572	259,244
Notes and other receivables, long-term	286,160	305,615
Long-term deferred tax assets	36,499	33,799
Other assets	6,640	7,733
Total assets	$1,020,601	$962,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$421	$318
Accrued liabilities	32,711	8,876
Accrued income taxes	—	3,293
Deferred tax liabilities	11,615	—
Term loan payable	49,842	—
Convertible notes payable	—	175,496
Total current liabilities	94,589	187,983

Convertible notes payable	281,581	276,228
Other long-term liabilities	48,474	37,702
Total liabilities	424,644	501,913

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 163,573 and 162,186 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	1,636	1,622
Additional paid-in capital	(118,540)	(119,874)
Accumulated other comprehensive income	3,391	2,949
Retained earnings	709,470	575,740
Total stockholders' equity	595,957	460,437
Total liabilities and stockholders' equity	$1,020,601	$962,350
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$232,221	$267,173
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	9,744	13,473
Change in fair value of royalty rights - at fair value	(19,298)	(72,992)
Loss on extinguishment of convertible notes	—	6,143
Other amortization, depreciation and accretion of embedded derivative	29	(144)
Gain on sale of available-for-sale securities	(580)	—
Hedge ineffectiveness on foreign exchange contracts	—	(5)
Stock-based compensation expense	1,348	1,026
Deferred income taxes	9,143	(6,493)
Changes in assets and liabilities:
Receivables from licensees and other	(294)	50
Prepaid and other current assets	(4,434)	1,959
Accrued interest on notes receivable	(3,076)	(8,367)
Other assets	35	(29)
Accounts payable	103	792
Accrued liabilities	(861)	3,325
Accrued income taxes	(3,293)	6,494
Other long-term liabilities	10,599	10,834
Net cash provided by operating activities	231,386	223,239
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	1,124	—
Purchase of royalty rights - at fair value	(115,000)	(15,500)
Proceeds from royalty rights - at fair value	8,970	81,717
Purchase of notes receivable	(8,976)	(215,000)
Repayment of notes receivable	20,600	—
Purchase of property and equipment	(9)	(49)
Net cash used in investing activities	(93,291)	(148,832)
Cash flows from financing activities
Proceeds from term loan	100,000	—
Repurchase of convertible notes	(177,387)	(29,906)
Payment of debt issuance costs	(607)	(9,287)
Proceeds from the issuance of convertible notes	—	300,000
Purchase of call options	—	(30,951)
Proceeds from the issuance of warrants	—	11,427
Repayment of term loan	(50,000)	(56,250)
Cash dividends paid	(73,623)	(72,135)
Net cash provided by/(used in) financing activities	(201,617)	112,898
Net increase/(decrease) in cash and cash equivalents	(63,522)	187,305
Cash and cash equivalents at beginning of the period	291,377	94,302
Cash and cash equivalents at end of period	$227,855	$281,607

Supplemental cash flow information
Cash paid for income taxes	$125,000	$134,000
Cash paid for interest	$16,045	$15,217
Stock issued to settle debt	$9,794	$157,591
Warrant received for issuance of notes receivable	$(1,258)	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Queen et al. Royalty Revenues

Under our Queen Patent license agreements, we receive royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which we receive payment from our licensees.

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

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016. We believe that cash from future revenues from the Queen et al. patent royalties through the first quarter of 2016 and from acquired revenue generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired revenue generating assets will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, which currently account for 88% of our year to date revenue. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model and ability to pay dividends.

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

The changes in the estimated fair value from investments in royalty rights along with cash receipts each reporting period are presented together on our Condensed Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2015	2014	2015	2014
Genentech	Avastin	32%	24%	28%	25%
	Herceptin	32%	24%	28%	25%
	Xolair	10%	6%	8%	6%

Biogen	Tysabri®	11%	10%	10%	9%

Depomed	Glumetza®	(10)%	14%	—%	13%

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

2. Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income per Basic and Diluted Share:	2015	2014	2015	2014
(in thousands except per share amounts)
Numerator
Net income used to compute net income per basic and diluted share	$69,459	$102,235	$232,221	$267,173

Denominator
Weighted average shares used to compute net income per basic share	163,560	160,268	163,314	157,274
Restricted stock outstanding	167	96	131	113
Effect of dilutive stock options	15	22	18	22
Assumed conversion of Series 2012 Notes	—	2,247	33	3,301
Assumed conversion of warrants	—	—	403	—
Assumed conversion of May 2015 Notes	—	4,261	—	4,431
Weighted average shares used to compute net income per diluted share	163,742	166,894	163,899	165,141

Net income per share - basic	$0.42	$0.64	$1.42	$1.70
Net income per share - diluted	$0.42	$0.61	$1.42	$1.62

We compute diluted net income per share using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income per share include shares that may be issued under our stock options and restricted stock awards, our February 2018 Notes, our Series 2012 Notes and our May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if-converted method. In the third quarter of 2013, $1.0 million aggregate principal of our February 2015 Notes was exchanged for our Series 2012 Notes and the February 2015 Notes were retired, in the first quarter of 2014, $131.7 million aggregate principal of our Series 2012 Notes was retired in a privately negotiated exchange and purchase agreements, in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement by which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes, and, in the first quarter of 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

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

May 2015 Notes Purchased Call Option and Warrant Potential Dilution

The warrants are dilutive for the three and nine months ended September 30, 2015, as the exercise price of the warrants was lower than the average market price of our common stock. We excluded from our calculations of net income per diluted share 18.1 million and 22.2 million shares for the three months ended September 30, 2015 and 2014, respectively, and zero and 22.2 million shares for the nine months ended September 30, 2015 and 2014, respectively, for warrants issued in 2011, because the exercise price of the warrants was higher than the average market price of our common stock and thus, for the three and nine months ended September 30, 2014, no stock was issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore zero and 26.1 million shares were excluded from our calculations of net income per diluted share for the three months ended September 30, 2015 and 2014, respectively, and zero and 26.1 million shares were excluded from our calculation of diluted net income per share for the nine months ended September 30, 2015 and 2014, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 29.0 million shares for the three and nine months ended September 30, 2015 and 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 32.7 million shares were excluded from our calculation of net income per diluted share for the three and nine months ended September 30, 2015 and 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended September 30, 2015 and 2014, we excluded approximately 42,000 and 4,000 shares underlying outstanding stock options, respectively, and for the nine months ended September 30, 2015 and 2014, we excluded approximately 39,000 and 4,000 shares underlying outstanding stock options, respectively. For the three months ended September 30, 2015 and 2014, we excluded approximately 475,000 and zero shares underlying restricted stock awards, respectively, and for the nine months ended September 30, 2015 and 2014, we excluded approximately 437,000 and zero shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$139,850	$—	$—	$139,850	$221,792	$—	$—	$221,792
Corporate securities	—	1,827	—	1,827	—	2,310	—	2,310
Foreign currency hedge contracts	—	4,597	—	4,597	—	4,069	—	4,069
Warrants	—	1,258	—	1,258	—	—	—	—
Royalty rights - at fair value	—	—	384,572	384,572	—	—	259,244	259,244
Total	$139,850	$7,682	$384,572	$532,104	$221,792	$6,379	$259,244	$487,415

There have been no transfers between levels during each of the three-month periods ended September 30, 2015, and December 31, 2014. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

As of September 30, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a eight-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At September 30, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $18.3 million or increase by $23.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Certain manufacturers of generic equivalents to Glumetza will be permitted to enter the market starting in February and August 2016. Our current expected future cash flows anticipate a reduction in future cash flows of Glumetza as result of the generic competition in 2016. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $7.1 million or decrease by $7.7 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL reviewed of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. We have received no royalties from Glumetza sales in 2015. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza and implemented an additional price increase on July 31, 2015. As of September 30, 2015, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the near-term generic competition, we may be unable to fully assess the impact of the acquisition or price increase on sales of Glumetza and thus royalties on such sales paid to PDL. PDL expects to exercise its royalty audit right for Glumetza in the near future.

As of September 30, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was approximately $178.2 million and $176.2 million, respectively. As of September 30, 2015, the maximum loss exposure was $178.2 million.

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

The fair value of the VB Royalty Agreement royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $2.4 million or increase by $3.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $0.8 million or decrease by $0.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of September 30, 2015, and December 31, 2014, the carrying value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $16.9 million and $16.1 million, respectively. As of September 30, 2015, the maximum loss exposure was $16.9 million.

University of Michigan Royalty Agreement

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

The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $11.1 million or increase by $14.5 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.6 million or decrease by $3.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2015, and December 31, 2014, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $71.6 million and $66.9 million. As of September 30, 2015, the maximum loss exposure was $71.6 million.

ARIAD Royalty Agreement

On July 28, 2015, PDL entered into the ARIAD Royalty Agreement, whereby the Company acquired the rights to receive royalties payable from ARIAD's net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million is payable in two tranches of $50.0 million each, with the first tranche funded on the closing date and the second tranche to be funded on the 12-month anniversary of the closing date. The ARIAD Royalty Agreement provides ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six- and 12-month anniversaries of the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, PDL has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. PDL has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

Under the terms of the ARIAD Royalty Agreement, the Company will receive royalty payments at a royalty rate ranging from 2.5% to 7.5% of Iclusig revenue until the first to occur of (i) repurchase of the royalty rights by ARIAD or (ii) December 31, 2033. The annual royalty payments shall not exceed $20.0 million is any fiscal year for the years ended December 31, 2015 through December 31, 2018. If Iclusig revenue does not meet certain agreed-upon projections on an annual basis, PDL is entitled to certain royalty payments from net revenue of another ARIAD product, brigatinib, up to the amount of the shortfall from the projections for the applicable year.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $15.1 million or increase by $20.0 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $2.5 million or decrease by $2.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2015, and December 31, 2014, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $49.9 million and zero. As of September 30, 2015, the maximum loss exposure was $49.9 million.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

As of September 30, 2015, and December 31, 2014, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a sixteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $18.4 million or increase by $29.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2015, and December 31, 2014, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheets was $65.3 million and zero. As of September 30, 2015, the maximum loss exposure was $65.3 million.

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into the Avinger Credit and Royalty Agreement, under which we made available to Avinger up to $40.0 million (of which only $20.0 million was funded) to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. On September 22, 2015, Avinger elected to prepay the note receivable in whole for a payment of $21.4 million in cash (see Note 6).

Under the terms of the Avinger Credit and Royalty Agreement, the Company is entitled to receive royalties at a rate of 1.8% on Avinger's net revenues. As Avinger repaid the note receivable prior to its maturity date in April 2018, the royalty rate was reduced to 0.9% and will be subject to certain minimum payments from the prepayment date until April 2018. PDL has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty rights at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a three-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5.0%, the fair value of this asset could decrease by $158,000 or increase by $179,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $137,000 or decrease by $137,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2015, and December 31, 2014, the fair value of the royalty asset as reported in our Condensed Consolidated Balance Sheets was $2.7 million and zero. As of September 30, 2015, the maximum loss exposure was $2.7 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the nine months ended September 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
Beginning Balance at December 31, 2014		$259,244

Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$19,298
Proceeds from royalty rights - at fair value	$(8,970)
Total net change in fair value for the period		10,328
Purchases, issues, sales, and settlements
Purchases		115,000

Ending Balance at September 30, 2015		$384,572

The changes in the estimated fair value included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$(4,280)	$26,787	$19,298	$72,992

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices and the Black-Scholes model.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2015			December 31, 2014
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$50,191	$50,191	$—	$50,191
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
Avinger note receivable	—	—	—	20,611	—	20,760
LENSAR note receivable	50,266	—	50,266	39,668	—	40,451
Direct Flow Medical note receivable	51,772	—	52,052	50,397	—	49,940
Paradigm Spine note receivable	49,909	—	51,071	49,571	—	50,125
kaléo note receivable	151,496	—	151,476	151,574	—	151,073
Total[1]	$354,834	$—	$356,256	$363,212	$—	$363,740

Liabilities:
Series 2012 Notes	$—	$—	$—	$22,261	$33,506	$—
May 2015 Notes	—	—	—	153,235	205,534	—
February 2018 Notes	281,581	262,313	—	276,228	289,665	—
March 2015 Term Loan	49,842	50,000	—	—	—	—
Total	$331,423	$312,313	$—	$451,724	$528,705	$—
___________________
1 The carrying amount of notes receivable excludes the debt discount of $1.4 million arisen from the CareView transaction (Note 6).

As of September 30, 2015 and December 31, 2014, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable differed from their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

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

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is secured by all assets and equity interests in Wellstat Diagnostics. The estimated fair value of the collateral was determined by using an asset approach related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

The loans under the credit agreement with LENSAR are secured by substantially all of the assets of LENSAR. The estimated fair value of the collateral was determined by using an asset approach related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On September 30, 2015, the carrying values of several of our notes receivable differed from their fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash Equivalents and Short-Term Investments

As of September 30, 2015, and December 31, 2014, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments, and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
September 30, 2015
Cash	$88,005	$—	$—	$88,005	$88,005	$—
Money market funds	139,850	—	—	139,850	139,850	—
Corporate securities	1,206	621	—	1,827	—	1,827
Total	$229,061	$621	$—	$229,682	$227,855	$1,827

December 31, 2014
Cash	$69,585	$—	$—	$69,585	$69,585	$—
Money market funds	221,792	—	—	221,792	221,792	—
Corporate securities	1,750	560	—	2,310	—	2,310
Total	$293,127	$560	$—	$293,687	$291,377	$2,310

For the three and nine months ended September 30, 2015, recognized realized gains of available-for-sale securities was $580,000. There were no gains or losses on sales of available-for-sale securities recognized for the three and nine months ended September 31, 2014.

The unrealized gains on investments included in "Other comprehensive income (loss), net of tax" was approximately $404,000 and $364,000 as of September 30, 2015, and December 31, 2014, respectively.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of September 30, 2015, and December 31, 2014, all outstanding Euro forward contracts were classified as cash flow hedges.

In October 2014, we entered into a series of Euro forward contracts covering the quarters in which our licensees' sales occurred through December 2015.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			September 30, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	—	—	16,125	752
Euro	1.260	Sell Euro	33,000	4,597	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$33,000	$4,597	$85,875	$4,069

 The location and fair values of our Euro contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	September 30, 2015	December 31, 2014
(In thousands)
Euro contracts	Prepaid and other current assets	$4,597	$3,352
Euro contracts	Other assets	$—	$717

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$(57)	$1,974	$4,306	$2,305
Gain (loss) reclassified from accumulated OCI into royalty revenue, net of tax (2)	$1,495	$(989)	$3,903	$(3,744)
Net gain (loss) recognized in interest and other income, net - cash flow hedges (3)	$—	$2	$—	$5
 _______________________________
(1) Change in the fair value of cash flow hedges, net of tax.
(2) Effective portion classified as royalty revenue.
(3) Ineffectiveness from excess hedge was approximately zero and ($2) for the three months ended September 30, 2015 and 2014, respectively, and zero and ($5) for the nine months ended September 30, 2015 and 2014, respectively.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures is expected shortly. The sale process is ongoing and Duff & Phelps is actively contacting and holding discussions with interested third parties who may be willing to bid on the assets. In addition, depending on the nature and value of the bids received from third parties, it is possible that PDL will credit bid for the assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement. We anticipate that the sale process will be completed during the fourth quarter of 2015.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing.

On October 22, 2015, the Wellstat Diagnostics Guarantors filed a complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect.

Through the period ended September 30, 2015, PDL has advanced to Wellstat Diagnostics $11.1 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of September 30, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL makes a successful credit bid for the assets.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of September 30, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

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

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. On September 15, 2015, PDL sold 200,000 shares at $5.62 per share, totaling approximately $1.1 million. As of September 30, 2015, the remaining shares were valued at $1.8 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into the Avinger Credit and Royalty Agreement, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million initially available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. Outstanding borrowings under the initial loan bore interest at a stated rate of 12% per annum.

On September 22, 2015, Avinger elected as per the voluntary prepayment provision under the Avinger Credit and Royalty Agreement to prepay the notes receivable in whole for a payment of $21.4 million in cash, which was the sum of the outstanding principal, interest and a prepayment fee.

Under the terms of the Avinger Credit and Royalty Agreement, the Company will receive a low, single-digit royalty on Avinger's net revenues until April 2018. Avinger repaid the note receivable prior to its maturity date in April 2018, which resulted in the royalty on Avinger's net revenues being reduced by 50% and subject to certain minimum payments from the prepayment date until April 2018. PDL has accounted for the royalty rights in accordance with the fair value option (see Note 3).

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL has agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. As of September 30, 2015, PDL has funded an additional $9.0 million of principal under the forbearance agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement. On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL has agreed to fund LENSAR's operations while LENSAR continues to negotiate a potential sale of its assets.

The Company completed an impairment analysis as of September 30, 2015. Effective April 1, 2015 and as a result of the forbearance, we determined the loan to be impaired and we ceased to accrue interest revenue.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

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

As of September 30, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q® units effectively immediately. Sanofi is the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q. While Sanofi has not identified the reason for the recall, press reports indicate that a small number of units have failed to activate or delivered inadequate doses of epinephrine. It is not known at this time when Sanofi will reintroduce Auvi-Q in the U.S.

As part of our financing transaction, kaléo was required to establish an interest reserve account of $20 million from the $150 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls until at least through the first quarter of 2016. PDL will monitor the recall situation and how it may impact the ability of kaléo to meet its obligations under the Notes, but at this point it has been determined that there is no impairment.

CareView Credit Agreement

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20.0 million was to be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, to be accomplished no later than October 31, 2015. The Company expects to fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA (as defined in the credit agreement), to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at the exercise price of $0.45 per share. We have accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

On October 7, 2015, PDL and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. On this date, PDL also funded the first tranche of $20.0 million, net of fees, upon attainment of the modified first tranche milestone relating to the placement of CareView Systems. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At September 30, 2015, we determined an estimated fair value of the warrant of approximately $1.3 million.

For carrying value and fair value measurement information related to our notes receivable and other long-term receivables, see Note 3.

7. Accrued Liabilities

	September 30, 2015	December 31, 2014
(In thousands)
Compensation	$3,588	$1,332
Interest	2,000	6,210
Dividend payable	24,735	90
Legal	1,139	296
Other	1,249	948
Total	$32,711	$8,876

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

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement. In the Complaint, the Company alleges that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s '761 Patent. The Company has requested judgment that Merck has infringed the ‘761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the ‘761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the ‘761 Patent.

Wellstat Litigation

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics’ Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics’ Guarantors assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing.

On October 22, 2015, the Wellstat Diagnostics Guarantors filed a complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $70.5 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2015	2015	2014
(In thousands)
Convertible Notes
Series 2012 Notes	February 15, 2015	$—	$—	$22,261
May 2015 Notes	May 1, 2015	$—	—	153,235
February 2018 Notes	February 1, 2018	$300,000	281,581	276,228
March 2015 Term Loan	February 15, 2016	$50,000	49,842	—
Total			$331,423	$451,724

As of September 30, 2015, PDL was in compliance with all applicable debt covenants, and embedded features of all debt agreements were evaluated and did not need to be accounted for separately.

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

The principal amount, carrying value and unamortized discount of our Series 2012 Notes were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Principal amount of the Series 2012 Notes	$—	$22,337
Unamortized discount of liability component	—	(76)
Total	$—	$22,261

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$—	$347	$80	$1,455
Amortization of debt issuance costs	—	64	13	996
Amortization of debt discount	—	404	76	1,783
Total	$—	$815	$169	$4,234

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

The carrying value and unamortized discount of our May 2015 Notes were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Principal amount of the May 2015 Notes	$—	$155,050
Unamortized discount of liability component	—	(1,815)
Total	$—	$153,235

Interest expense for our May 2015 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$—	$1,455	$1,938	$4,366
Amortization of debt issuance costs	—	320	435	952
Amortization of debt discount	—	1,308	1,815	3,852
Total	$—	$3,083	$4,188	$9,170

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price is approximately $6.40, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.44, but below $6.40, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders. If the share price is above $6.40, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.40. For example, a 10% increase in the share price above $6.40 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2015, and December 31, 2014, there were no related warrants exercised.

The warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at September 30, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrant issuance, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2015, the remaining discount amortization period is 2.3 years.

The carrying value and unamortized discount of our February 2018 Notes were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Principal amount of the February 2018 Notes	$300,000	$300,000
Unamortized discount of liability component	(18,419)	(23,772)
Total	$281,581	$276,228

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Contractual coupon interest	$3,000	$3,000	$9,000	$7,633
Amortization of debt issuance costs	510	536	1,599	1,358
Amortization of debt discount	1,830	1,688	5,353	4,238
Total	$5,340	$5,224	$15,952	$13,229

As of September 30, 2015, our February 2018 Notes are not convertible. At September 30, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet all criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of September 30, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.09%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

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

10. Other Long-Term Liabilities

	September 30,	December 31,
	2015	2014
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	2,446	578
Uncertain tax positions	35,035	26,356
Dividend payable	293	68
Total	$48,474	$37,702

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $70.5 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, related to this guarantee.

11. Stock-Based Compensation

The Company grants stock options and restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

The following table summarizes the Company’s stock option and restricted stock award activity during the nine months ended September 30, 2015:

		Stock Options		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2014	4,166	58	$5.41	277	$8.39
Granted	(522)	—		522	6.40
Shares released	—	—		(46)	8.58
Forfeited or canceled	40	—		(40)	6.46
Balance at September 30, 2015	3,684	58	$5.41	713	$7.36

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

13. Income Taxes

Income tax expense for the three months ended September 30, 2015 and 2014, was $40.9 million and $47.4 million, respectively, and for the nine months ended September 30, 2015 and 2014, was $135.2 million and $144.1 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three and nine months ended September 30, 2015, by $2.4 million and $7.0 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2014	$364	$2,585	$2,949
Activity for the nine months ended September 30, 2015	39	403	442
Ending Balance at September 30, 2015	$403	$2,988	$3,391

15. Subsequent Event

CareView

On October 7, 2015, PDL and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. On this date, PDL also funded the first tranche of $20.0 million, net of fees, upon attainment of the modified first tranche milestone relating to the placement of CareView Systems. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share.

Paradigm Spine

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

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

OVERVIEW

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has committed over $1 billion and funded approximately $919 million in these investments to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring new income generating assets, the management of its intellectual property and income generating assets, and maximizing value for its stockholders.

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

Our total revenues from licensees under our Queen et al. patents were $119.2 million and $123.9 million, net of rebates and foreign exchange hedge adjustments, for the three months ended September 30, 2015 and 2014, respectively, and $363.9 million and $355.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Dividend Payment

On January 27, 2015, our board of directors declared that the regular quarterly dividends to be paid to our stockholders in 2015 will be $0.15 per share of common stock, payable on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. On September 11, 2015, we paid the regular quarterly dividend to our stockholders totaling $24.5 million using earnings generated in the three months ended September 30, 2015.

Subsequent Event

CareView

On October 7, 2015, PDL and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. On this date, PDL also funded the first tranche of $20.0 million, net of fees, upon attainment of the modified first tranche milestone relating to the placement of CareView Systems. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share.

Paradigm Spine

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

Critical Accounting Policies and Uses of Estimates

During the nine months ended September 30, 2015, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

Operating Results

Three and nine months ended September 30, 2015, compared to three and nine months ended September 30, 2014

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2015	2014	Year %	2015	2014	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$119,222	$123,916	(4%)	$363,916	$355,008	3%
Royalty rights - change in fair value	(4,280)	27,602	(116%)	19,298	73,807	(74%)
Interest revenue	9,096	13,076	(30%)	28,596	34,760	(18%)
License and other	580	—	100%	580	575	1%
Total revenues	$124,618	$164,594	(24%)	$412,390	$464,150	(11%)

Total revenues were $124.6 million and $164.6 million for the three months ended September 30, 2015 and 2014, respectively, and $412.4 million and $464.2 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015 and 2014, our Queen et al. royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. During the three and nine months ended September 30, 2015 and 2014, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, Depomed, U-M, VB, ARIAD, Avinger and AcelRx. Revenues for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States. No royalties were received on Lucentis sales in the second and third quarters of 2015 and consequently no payments were made to Novartis.

Total revenues decreased by 24% and 11%, respectively, for the three and nine months ended September 30, 2015, when compared to the same periods in 2014. The decrease is primarily driven by the decrease in the Depomed royalty rights cash proceeds related to the Salix (recently acquired by Valeant Pharmaceuticals) excess supply of inventory of Glumetza at the distribution level, decreased interest revenues due to the early payoff of the AxoGen and Durata notes receivables, and the conclusion of the Actemra and Lucentis license agreements, partially offset by increased royalties from sales of Perjeta, Xolair and Kadcyla and the conclusion of the Novartis rebate payments on sales of Lucentis.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2015	2014	2015	2014
Genentech	Avastin	32%	24%	28%	25%
	Herceptin	32%	24%	28%	25%
	Xolair	10%	6%	8%	6%

Biogen	Tysabri	11%	10%	10%	9%

Depomed	Glumetza	(10)%	14%	—%	13%

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

For the three and nine months ended September 30, 2015 and 2014, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income". Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended September 30, 2015 and 2014, we recognized $2.3 million and ($1.5) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively, and for the nine months ended September 30, 2015 and 2014, we recognized $6.0 million and ($5.8) million as additions/(reductions) in royalty revenues from our Euro contracts, respectively.

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2015	2014	Year %	2015	2014	Year %
(In thousands)
General and administrative	$8,450	$5,686	49%	$23,545	$17,188	37%
Percentage of total revenues	7%	3%		6%	4%

The increase in operating expenses for the three months ended September 30, 2015, as compared to the same period in 2014, was a result of an increase in general and administrative expenses of $1.1 million for professional service expenses mostly related to the asset management of Wellstat Diagnostics, $0.8 million for compensation and $0.6 million for legal services.

The increase in operating expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, was a result of an increase in general and administrative expenses of $3.9 million for professional service expenses mostly related to the asset management of Wellstat Diagnostics, $1.7 million for compensation and $0.3 million for legal services.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the Series 2012 Notes and May 2015 Notes during the nine months ended September 30, 2015. The decrease in interest expense for the three and nine months ended September 30, 2015, as compared to the same period in 2014, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended September 30, 2015 and 2014, was $40.9 million and $47.4 million, respectively, and for the nine months ended September 30, 2015 and 2014, was $135.2 million and $144.1 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three and nine months ended September 30, 2015, by $2.4 million and $7.0 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

Net Income per Share

Net income per share for the three and nine months ended September 30, 2015 and 2014, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income per share - basic	$0.42	$0.64	$1.42	$1.70
Net income per share - diluted	$0.42	$0.61	$1.42	$1.62

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

We had cash, cash equivalents and short-term investments in the aggregate of $229.7 million and $293.7 million at September 30, 2015, and December 31, 2014, respectively. The decrease was primarily attributable to retirement of the Series 2012 Notes and May 2015 Notes for $177.4 million, the purchase of royalty right assets for $115.0 million, payment of dividends of $73.6 million, repayment of a portion of the March 2015 Term Loan for $50.0 million, additional note receivable purchases of $9.0 million, and the payment of $0.6 million for debt issuance costs related to the March 2015 Term Loan, offset in part by net cash provided by the proceeds from the March 2015 Term Loan of $100.0 million, repayment of notes receivables of $20.6 million, proceeds from royalty rights of $9.0 million, and cash generated by operating activities of $231.4 million.

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et

al. patents beyond the first quarter of 2016. We believe that cash from future revenues from the Queen et al. patent royalties through the first quarter of 2016 and from acquired revenue generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired revenue generating assets will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, which currently account for 88% of our year to date revenue. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model and ability to pay dividends.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures is expected shortly. The sale process is ongoing and Duff & Phelps is actively contacting and holding discussions with interested third parties who may be willing to bid on the assets. In addition, depending on the nature and value of the bids received from third parties, it is possible that PDL will credit bid for the assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement. We anticipate that the sale process will be completed during the fourth quarter of 2015.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing.

On October 22, 2015, the Wellstat Diagnostics Guarantors filed a complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect.

Through the period ended September 30, 2015, PDL has advanced to Wellstat Diagnostics $11.1 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of September 30, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL makes a successful credit bid for the assets.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on both March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the payment that was due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of September 30, 2015, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

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

Subsequent to the pay-off, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. On September 15, 2015, PDL sold 200,000 shares at $5.62 per share, totaling approximately $1.1 million. As of September 30, 2015, the remaining shares were valued at $1.8 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into the Avinger Credit and Royalty Agreement, under which we made available to Avinger up to $40.0 million to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. Of the $40.0 million initially available to Avinger, we funded an initial $20.0 million, net of fees, at the close of the transaction. Outstanding borrowings under the initial loan bore interest at a stated rate of 12% per annum.

On September 22, 2015, Avinger elected as per the voluntary prepayment provision under the Avinger Credit and Royalty Agreement to prepay the notes receivable in whole for a payment of $21.4 million in cash, which was the sum of the outstanding principal, interest and a prepayment fee (see Royalty Rights - At Fair Value).

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL has agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. As of September 30, 2015, PDL has funded an additional $9.0 million of principal under the forbearance agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement. On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL has agreed to fund LENSAR's operations while LENSAR continues to negotiate a potential sale of its assets.

The Company completed an impairment analysis as of September 30, 2015. Effective April 1, 2015 and as a result of the forbearance, we determined the loan to be impaired and we ceased to accrue interest revenue.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

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

As of September 30, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q® units effectively immediately. Sanofi is the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q. While Sanofi has not identified the reason for the recall, press reports indicate that a small number of units have failed to activate or delivered inadequate doses of epinephrine. It is not known at this time when Sanofi will reintroduce Auvi-Q in the U.S.

As part of our financing transaction, kaléo was required to establish an interest reserve account of $20 million from the $150 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls until at least through the first quarter of 2016. PDL will monitor the recall situation and how it may impact the ability of kaléo to meet its obligations under the Notes, but at this point it has been determined that there is no impairment.

CareView Credit Agreement

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20 million was to be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, to be accomplished no later than October 31, 2015. The Company expects to fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA (as defined in the credit agreement), to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at the exercise price of $0.45 per share. We have accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

On October 7, 2015, PDL and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. On this date, PDL also funded the first tranche of $20.0 million, net of fees, upon attainment of the modified first tranche milestone relating to the placement of CareView Systems. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At September 30, 2015, we determined an estimated fair value of the warrant of approximately $1.3 million.

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

As of September 30, 2015, and December 31, 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a eight-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At September 30, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 5%, the fair value of the asset could decrease by $18.3 million or increase by $23.2 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Certain manufacturers of generic equivalents to Glumetza will be permitted to enter the market starting in February and August 2016. Our current expected future cash flows anticipate a reduction in future cash flows of Glumetza as result of the generic competition in 2016. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $7.1 million or decrease by $7.7 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. We have received no royalties from Glumetza sales in 2015. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza and implemented an additional price increase on July 31, 2015. As of September 30, 2015, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the near-term generic competition, we maybe unable to fully assess the impact of the acquisition or price increase on sales of

Glumetza and thus royalties on such sales paid to PDL. PDL expects to exercise its royalty audit right for Glumetza in the near future.

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

The fair value of the VB Royalty Agreement royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $2.4 million or increase by $3.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $0.8 million or decrease by $0.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

University of Michigan Royalty Agreement

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

The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $11.1 million or increase by $14.5 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.6 million or decrease by $3.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

ARIAD Royalty Agreement

On July 28, 2015, PDL entered into the ARIAD Royalty Agreement, whereby the Company acquired the rights to receive royalties payable from ARIAD's net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million is payable in two tranches of $50.0 million each, with the first tranche funded on the closing date and the second tranche to be funded on the 12-month anniversary of the closing date. The ARIAD Royalty Agreement provides ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six- and 12-month anniversaries of the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, PDL has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. PDL has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

Under the terms of the ARIAD Royalty Agreement, the Company will receive royalty payments at a royalty rate ranging from 2.5% to 7.5% of Iclusig revenue until the first to occur of (i) repurchase of the royalty rights by ARIAD or (ii) December 31, 2033. The annual royalty payments shall not exceed $20.0 million is any fiscal year for the years ended December 31, 2015 through December 31, 2018. If Iclusig revenue does not meet certain agreed-upon projections on an annual basis, PDL is entitled to certain royalty payments from net revenue of another ARIAD product, brigatinib, up to the amount of the shortfall from the projections for the applicable year.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $15.1 million or increase by $20.0 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $2.5 million or decrease by $2.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Dr. Stephen Hoffman is the President of 10x Capital, Inc., a third-party consultant to the Company, and is also a member of the board of directors of AcelRx. Dr. Hoffman recused himself from the AcelRx board of directors with respect to the entirety of its discussions and considerations of the transaction. Dr. Hoffman is being compensated for his contribution to consummate this transaction by PDL as part of his consulting agreement. PDL concluded Dr. Hoffman is not considered a related party in accordance with FASB ASC 850, Related Party Disclosures and SEC Regulation S-X, Related Party Transactions Which Affect the Financial Statements.

As of September 30, 2015, and December 31, 2014, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a sixteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $18.4 million or increase by $29.2 million, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

Avinger Credit and Royalty Agreement

On April 18, 2013, PDL entered into the Avinger Credit and Royalty Agreement, under which we made available to Avinger up to $40.0 million (of which only $20.0 million was funded) to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. On September 22, 2015, Avinger elected to prepay the note receivable in whole for a payment of $21.4 million in cash.

Under the terms of the Avinger Credit and Royalty Agreement, the Company is entitled to receive royalties at a rate of 1.8% on Avinger's net revenues. As Avinger repaid the note receivable prior to its maturity date in April 2018, the royalty rate was reduced to 0.9% and will be subject to certain minimum payments from the prepayment date until April 2018. PDL has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at September 30, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5.0%, the fair value of this asset could decrease by $158,000 or increase by $179,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $137,000 or decrease by $137,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

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

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price is approximately $6.40, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.44, but below $6.40, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders. If the share price is above $6.40, upon exercise of the warrants, the Company will deliver shares to the counterparties in an amount equal to the excess of the share price over $6.40. For example, a 10% increase in the share price above $6.40 would result in the issuance of 2.1 million incremental shares upon exercise of the warrants. If our share price continues to increase, additional dilution would occur.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of September 30, 2015, and December 31, 2014, there were no related warrants exercised.

The warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at September 30, 2015, and December 31, 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrant issuance, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of our February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of our February 2018 Notes and increases interest expense during the term of our February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2015, the remaining discount amortization period is 2.3 years.

As of September 30, 2015, our February 2018 Notes are not convertible. At September 30, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2015. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet all criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan are, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of September 30, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.09%. Interest payments under the credit agreement are due on the interest payment dates specified in the credit agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loans

As of September 30, 2015, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes and March 2015 Term Loan, which in the aggregate totaled $350.0 million in principal.

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

Notes Receivable and Other Long-Term Receivables

On June 26, 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. The first tranche of $20 million was to be funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems, to be accomplished no later than October 31, 2015. The Company will fund CareView an additional $20.0 million upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and EBITDA, to be accomplished no later than June 30, 2017.

On October 7, 2015, PDL and CareView agreed to an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones. On this date, the Company funded the first tranche of $20.0 million, net of fees, upon attainment of the modified first tranche milestone relating to the placement of CareView Systems. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

Royalty Rights - At Fair Value

On July 28, 2015, PDL entered into a revenue interests assignment agreement with ARIAD pursuant to which ARIAD sold to the Company the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig (ponatinib). In exchange for the ARIAD Royalty Rights, the ARIAD Royalty Agreement provides for the funding of up to $200.0 million in cash to ARIAD. Funding of the first $100.0 million will be made in two tranches of $50.0 million each, with the initial amount funded on the closing date of the ARIAD Royalty Agreement and an additional $50.0 million to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100.0 million in up to two draws at any time between the six- and 12-month anniversaries of the closing date.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $70.5 million.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the modified 2012 hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive income (loss), net of tax" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro contracts designated as hedges at September 30, 2015, and December 31, 2014:

Euro Forward Contracts			September 30, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
	($ per Euro)
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	—	—	16,125	752
Euro	1.260	Sell Euro	33,000	4,597	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$33,000	$4,597	$85,875	$4,069

Interest Rate Risk

Our investment portfolio was approximately $141.7 million at September 30, 2015, and $224.1 million at December 31, 2014, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $312.3 million at September 30, 2015, and $528.7 million at December 31, 2014, based on available pricing information. At September 30, 2015, and December 31, 2014, our convertible note consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. At December 31, 2014, our convertible notes also consisted of our Series 2012 Notes, with a fixed interest rate of 2.875%, and our May 2015 Notes, with a fixed interest rate of 3.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

During the nine months ended September 30, 2015, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2015
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

10.1*#	Amended and Restated 2015 Annual Bonus Plan

10.2*#	Amended and Restated 2015/19 Long-Term Incentive Plan

10.3#	Revenue Interest Assignment Agreement, dated as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and the Company†

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement

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