Form 10-K
period 2015-12-31
PDL BIOPHARMA, INC.
filed 2016-02-23
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant, based on the closing sale price of a share of common stock on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $1,049,376,058.

As of February 12, 2016, the registrant had outstanding 164,286,615 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders with respect to the registrant’s 2016 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

PDL BIOPHARMA, INC.

2015 Form 10-K Annual Report

GLOSSARY OF TERMS AND ABBREVIATIONS

Abbreviation/term	Definition

'216B Patent	European Patent No. 0 451 216B
'761 Patent	U.S. Patent No. 5,693,761
AbbVie	AbbVie Biotherapeutics, Inc.
Accel 300	Accel 300, LLC, a wholly-owned subsidiary of kaléo
AcelRx	AcelRx Pharmaceuticals, Inc.
AcelRx Royalty Agreement	Royalty Interest Assignment Agreement, dated September 18, 2015, between PDL and AcelRx
Alphaeon	ALPHAEON Corporation
APIC	Additional paid-in-capital
ARIAD	ARIAD Pharmaceuticals, Inc.
ARIAD Royalty Agreement	Royalty Interest Assignment Agreement, dated July 28, 2015, between PDL and ARIAD
ARIAD Royalty Rights	The right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig® (ponatinib)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Avinger	Avinger, Inc.
Avinger Credit and Royalty Agreement	Credit Agreement, dated April 18, 2013, between PDL and Avinger
AxoGen	AxoGen, Inc.
AxoGen Royalty Agreement	Revenue Interests Purchase Agreement, dated October 5, 2012, between PDL and AxoGen
Biogen	Biogen, Inc.
CareView	CareView Communications, Inc.
Chugai	Chugai Pharmaceutical Co., Ltd.
Depo DR Sub	Depo DR Sub, LLC, a wholly-owned subsidiary of Depomed
Depomed	Depomed, Inc.
Depomed Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of October 18, 2013, among Depomed, Depo DR Sub and PDL
Direct Flow Medical	Direct Flow Medical, Inc.
Durata	Collectively, Durata Therapeutics Holding C.V., Durata Therapeutics International B.V. and Durata Therapeutics, Inc. (parent company)
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elan	Elan Corporation, PLC
EPO	European Patent Office
ex-U.S.-based Manufacturing and Sales	Products that are both manufactured and sold outside of the United States
ex-U.S.-based Sales	Products that are manufactured in the United States and sold outside of the United States
Facet
Facet Biotech Corporation. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie and spun off from Abbott Laboratories as a subsidiary of AbbVie Inc.

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

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
Lion Buyer	Lion Buyer LLC (a wholly-owned subsidiary of Alphaeon, now known as LENSAR, LLC)
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto
May 2015 Notes	3.75% Senior Convertible Notes due May 2015, fully retired on May 1, 2015
Merck	Merck & Co., Inc.
Merus Labs	Merus Labs International, Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
New LENSAR	LENSAR, LLC, a wholly-owned subsidiary of Alphaeon (formerly known as Lion Buyer LLC)
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
October 2013 Term Loan	Term Loan borrowed under the Credit Agreement, dated October 28, 2013, among PDL, the Royal Bank of Canada and lenders thereto (as amended), fully retired on October 28, 2014
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
PMA	Premarket Approval, as such term is used by the FDA
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
SAB	Staff Accounting Bulletin
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, fully retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri®
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
U-M	University of Michigan
U.S.-based Sales	Products sold in the United States or manufactured in the United States and used or sold anywhere in the world
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between VB and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
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

Wellstat Diagnostics Guarantors
Some or all of: Samuel J. Wohlstadter; Nadine H. Wohlstadter; Duck Farm, Inc.; Hebron Valley Farms, Inc.; HVF, Inc.; Hyperion Catalysis EU Limited; Hyperion; NHW, LLC; Wellstat AVT Investment, LLC; Wellstat Biocatalysis, LLC; Wellstat Biologics Corporation; Wellstat Diagnostics; Wellstat Immunotherapeutics, LLC; Wellstat Management Company, LLC; Wellstate Opthalmics Corporation; Wellstat Therapeutics Corporation; Wellstat Therapeutics EU Limited; Wellstat Vaccines, LLC; and SJW Properties, Inc.

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

ITEM 1.          BUSINESS

Overview

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has committed over $1 billion and funded approximately $937 million in these investments to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring new income generating assets, the management of its intellectual property and income generating assets and maximizing value for its stockholders.

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

Financial information about our operations, including our revenues and net income for the years ended December 31, 2015, 2014 and 2013, and our total assets as of December 31, 2015 and 2014, is included in our consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data.”

2016 Dividends

We currently utilize dividends to increase return for our stockholders. On January 26, 2016, our board of directors declared a quarterly dividend to be paid to our stockholders in the first quarter of 2016 of $0.05 per share of common stock, payable on March 11, 2016 to stockholders of record on March 4, 2016, the record date for the dividend payment. At the same time our board of directors elected to announce its future dividend plans on a quarter by quarter basis, rather than for the full year as was the previous practice, to allow greater flexibility and focus on long term growth. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend.

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

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Although the Queen et al. patents and related rights have expired, we are entitled under our license agreements to continue to receive royalties in certain instances based on net sales of products that were made prior to but sold after patent expiry. In addition, we are entitled to royalties based on knowhow provided to a licensee, noted below with respect to Lilly. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies.

Our total revenues from licensees under our Queen et al. patents were $485.2 million, $486.9 million and $430.2 million net of rebates and foreign exchange hedge adjustments for the years ended December 31, 2015, 2014 and 2013, respectively.

Licensing Agreements for Marketed Products

In the year ended December 31, 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Biogen	Tysabri

Chugai	Actemra®

Roche	Gazyva®

Takeda	Entyvio®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement with Genentech and Roche that resolved all existing legal disputes between the parties.

Under the terms of the Settlement Agreement, Genentech paid a fixed royalty rate of 2.125% on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owed no royalties on U.S. sales occurring after June 30, 2013, and paid a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Biogen

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on Elan’s net sales of the Tysabri product. Our license agreement with Elan entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. In April 2013, Biogen completed its purchase of Elan's interest in Tysabri. All obligations under our patent license agreement with Elan were assumed by Biogen.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continued until the expiration of the last to expire of our Queen et al. patents. Chugai is obligated to pay us royalties on net sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because the relevant patent rights expired in the fourth quarter of 2014, we did not receive any revenues from Actemra after the first quarter of 2015.

Licensing Agreements for Non-Marketed Products

Solanezumab is a Lilly-licensed monoclonal antibody for the treatment of Alzheimer's disease. If this antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. The 2% royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization. It is currently in Phase 3 testing with results expected in late 2016.

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expired in December 2014, and most of the current license payments related to the Queen et al. patents will end after the first quarter of 2016. Consequently, we have been acquiring income generating assets when such assets can be acquired on terms that allow us to increase the return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights, hybrid notes/royalty receivables and in some cases equity. We primarily focus our income generating asset acquisition strategy on commercial stage therapies and medical devices having strong economic fundamentals. However, we do not expect that our acquired income generating assets will, in the near term, replace completely the revenues we generate from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, which accounted for 82% of our 2015 revenues. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model and ability to pay dividends.

Notes and Other Long-Term Receivables

We enter into credit agreements with borrowers across the healthcare industry, under which PDL makes available cash advances to be used by the borrower. The obligations under the credit agreements are generally secured by a pledge of substantially all of the assets of the borrower and any of its subsidiaries.

At December 31, 2015, PDL had a total of six notes or notes/royalty (hybrid) receivable transactions outstanding, which are summarized below.

CareView

Deal Summary

In July 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement each tranche has a five year maturity and outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears. Principal repayment will commence on the ninth quarterly interest payment date of each tranche of loans. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. In addition, PDL has a security interest in substantially all of CareView’s assets.

In October 2015, PDL funded the first tranche of $20.0 million. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and Consolidated EBITDA, to be accomplished no later than June 30, 2017.

Technology

CareView is a provider of products and on-demand application services for the healthcare industry by specializing in bedside video monitoring, archiving and patient care documentation systems and patient entertainment services.

kaléo

Deal Summary

In April 2014, PDL entered into a note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by the kaléo Revenue Interest and a pledge of kaléo's equity ownership in Accel 300.

The notes are backed by royalties in the form of 100 percent of the payments kaléo receives from its licensee based on net sales of kaléo’s first approved product, Auvi-Q (epinephrine auto-injection, USP) (known as Allerject™ in Canada) and 10 percent of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection). The notes carry interest at 13% per annum, paid quarterly in arrears on principal outstanding. kaléo may redeem the notes at any time, subject to a redemption premium.

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. At that time, all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® will be returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q back to the market. PDL entered into a secured note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, which as of December 31, 2015, had a principal balance of $144.8 million due to PDL. An interest reserve account previously set up as part of the note agreement will substantially cover interest payments due to PDL through the end of the second quarter of 2016, and kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

Technology

Auvi-Q is used to treat life-threatening allergic reactions (anaphylaxis) in people who are at risk for or have a history of these reactions.

EVZIO is approved for the emergency treatment of known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression.

Paradigm Spine

Deal Summary

In February 2014, the Company entered into the Paradigm Spine Credit Agreement, under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. The second and third tranches of up to an additional $25.0 million in the aggregate, net of fees, are no longer available under the terms of the Paradigm spine Credit Agreement.

Subsequently PDL and Paradigm Spine agreed to amend the credit agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees, and the second tranche is to be funded at the option of Paradigm Spine prior to June 30, 2016.

Borrowings under the credit agreement bear interest at the rate of 13.0% per annum, payable quarterly in arrears.

Principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine's German subsidiaries.

Technology

Paradigm Spine’s coflex® interlaminar stabilization device for patients with spinal stenosis was approved by the FDA in late 2012.

Direct Flow Medical

Deal Summary

In November 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical, to be used to refinance its existing credit facility and fund the commercialization of its transcatheter aortic valve system used to treat aortic stenosis. An initial $35 million was provided at the close of the transaction, with the remaining $15 million to be funded upon the achievement of a specified milestone. PDL funded the $15.0 million second tranche to Direct Flow Medical, net of fees in November 2014. Outstanding borrowings under the first tranche bore interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans.

The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

In January 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that we expect will be converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans.

Technology

The Direct Flow Medical develops transcatheter heart technologies, including its Transcatheter Aortic Valve System that is designed to treat aoritic stenosis.

LENSAR

Deal Summary

In October 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million was funded by the Company at the close of the transaction. The remaining $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of LENSAR.

In May 2015, PDL and LENSAR entered into a forbearance agreement as result of LENSAR's failure to comply with a liquidity covenant and make interest payments due under the credit agreement. Between May and December 2015, PDL provided additional funding to LENSAR.

In December 2015, Lion Buyer, a wholly owned subsidiary of Alphaeon assumed $42.0 million in loans as part of the borrowings under PDL’s prior credit agreement with LENSAR and changed its name to LENSAR, LLC in connection with Alphaeon's acquisition of substantially all of the assets of LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL. Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth quarterly interest payment date. The principal amount of outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans which is December 15, 2020.

Technology

The LENSAR Laser System is approved by the FDA to perform both corneal and arcuate incisions, as well as lens fragmentation and anterior capsulotomy (with or without phacofragmentation), during cataract surgery.

Wellstat

Deal Summary

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

In November 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the
Company was to accrue quarterly interest payments at the rate of 5% per annum. In January 2013, Wellstat defaulted on the credit agreement, as a result both parties agreed to enter into a forbearance agreement whereby PDL agreed to provide additional funding. In August 2013, the Company entered into an amended and restated credit agreement with terms substantially the same as those of the original credit agreement. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million, which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021.

In August 2014, the Company delivered the Wellstat Diagnostics Borrower Notice which accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million. As of December 31, 2015, PDL is legally owed $94.1 million, which includes principal, un-accrued interest, and funded with respect to operations of Wellstat Diagnostics.

Technology

Wellstat Diagnostics, LLC is a private company dedicated to the development, manufacture, sale and distribution of small point of care diagnostic systems that can perform a wide variety of tests targeting the clinical diagnostics market.

Royalty Rights - At Fair Value

We enter into various royalty agreements with different counterparties, whereby the counterparty conveys to PDL the right to receive royalties that are typically payable on sales generated by the sale, distribution or other use of the counterparties' products. Certain of our royalty agreements provide the counterparty with the right to repurchase the royalty rights at any time for a specified amount.

PDL records the royalty rights at fair value using discounted cash flows related to the expected future cash flows to be received. We use significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of the licensed product. A third-party expert is generally engaged to assist management with the development of its estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

At December 31, 2015, PDL had a total of five royalty rights transactions outstanding, the most significant royalty transactions are summarized below.

AcelRx

Deal Summary

In September 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby PDL acquired a portion of the royalties on expected sales of Zalviso™ (sufentanil sublingual tablet system) in the

European Union, Switzerland and Australia by its commercial partner, Grünenthal. Under the terms of the agreement, PDL paid AcelRx $65 million, and in exchange, PDL will receive 75 percent of the royalties AcelRx receives from Grünenthal as well as 80 percent of the first four commercial milestones subject to a capped amount until the earlier of occur of (i) receipt by PDL of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index. Zalviso is approved in the European Union.

ARIAD

Deal Summary

In July 2015, PDL entered into the ARIAD Royalty Agreement, whereby PDL agreed to provide ARIAD with up to $200 million in revenue interest financing in exchange for royalties based on the net revenues of Iclusig® (ponatinib). Funding of the first $50 million occurred on the closing date of the agreement and an additional $50 million is to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100 million at any time between the sixth and twelfth month anniversaries of the closing date.

Under the terms of the ARIAD Royalty Agreement, PDL will initially receive 2.5% of the worldwide net revenues of Iclusig until the one year anniversary of the closing date, at which time the royalty increases to 5.0% of the worldwide net revenues of Iclusig and remains until December 31, 2018. Beginning January 1, 2019 and thereafter, the royalty rate will increase to 6.5%, subject to an additional increase to 7.5% if PDL’s funding exceeds $150 million. If PDL does not receive payments equal to or greater than the total amount funded on or before the fifth anniversary of each of the respective fundings, ARIAD will pay PDL the difference between the amounts funded by PDL and the amounts paid to such date. In addition, PDL may receive royalties on a product currently in development at ARIAD in the event of certain shortfalls. PDL has a put option based upon certain events and ARIAD has a call option to repurchase the revenue interest at any time. Both the put and call prices have been pre-determined.

Technology

Iclusig is approved in the U.S., EU, Australia, Israel, Canada and Switzerland. In the U.S., Iclusig is a kinase inhibitor indicated for the:

•
treatment of adult patients with T315I-positive chronic myeloid leukemia (chronic phase, accelerated phase, or blast phase) or T315I-positive Philadelphia chromosome positive acutelymphoblastic leukemia (Ph+ ALL).

•	treatment of adult patients with chronic phase, accelerated phase, or blast phase chronic myeloid leukemia or Ph+ ALL for whom no other tyrosine kinase inhibitor (TKI) therapy is indicated.

U-M

Deal Summary

In November 2014, PDL acquired a portion of the U-M worldwide royalty interest in Cerdelga™ (eliglustat) for $65.6 million. Cerdelga was approved in the US in August 2014, in the European Union in January 2015 and in Japan in March 2015. Under the terms of the Michigan Royalty Agreement, PDL will receive 75 percent of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. The royalty rate used to calculate the royalties to be paid by Genzyme to U-M was not disclosed by the parties.

Technology

Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved by the FDA on August 19, 2014.

VB

Deal Summary

In June 2014, PDL entered into the VB Royalty Agreement, whereby PDL acquired the right to receive royalties on net sales of a PMA-approved spinal implant held by VB in exchange for $15.5 million cash payment. The royalty rights acquired includes royalties accruing from and after April 1, 2014. PDL receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until PDL has received payments equal to two and three tenths times the cash payment it made to VB, after which all payment rights will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

Technology

The coflex® Interlaminar Technology is an Interlaminar Stabilization® device indicated for use in one or two level lumbar stenosis from L1-L5 in skeletally mature patients with at least moderate impairment in function.

Depomed

Deal Summary

In October 2013, PDL entered into the Depomed Royalty Agreement, whereby PDL acquired the rights to receive royalties and milestones payable on sales of five Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment.

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

Technology

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Valeant with respect to sales of Glumetza® (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release); (c) from Janssen Pharmaceutica with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin in Korea and Canada, respectively.

Major Customers

Our revenues consist almost entirely of royalties and the changes in fair value of our royalty right assets. In addition, we may receive royalty payments if the licensed product, solanezumab, receives marketing approval because we are entitled to a know-how royalty of 2% for 12.5 years after first commercialization of the product. In 2015, 2014 and 2013, Genentech accounted for 70%, 71%, and 81% of our revenues, respectively, and Biogen accounted for 9%, 10% and 11% of our revenues, respectively. Although the last of our Queen et al. patents expired in December 2014, the royalty payments extended beyond the patent expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents or the related licenses or legal settlements beyond the first quarter of 2016.

Employees

As of December 31, 2015, we had ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company. None of our employees are covered by a collective bargaining agreement.

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

We make available free of charge on or through our website at www.pdl.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished them to, the SEC. You may also obtain copies of these filings free of charge by calling us at (775) 832-8500. Also, our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Litigation Committee Charter, Corporate Governance Guidelines and Code of Business Conduct, as well as amendments thereto, are also available free of charge on our website or by calling the number listed above.

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

We have historically derived a significant portion of our royalty revenues from Genentech and other Queen et al. patent licensees which, in the case of our largest licensee, Genentech, are scheduled to expire in early 2016. Failure to acquire additional sources of revenue, including royalty revenue, after expiration of our Queen et al. patents and the related licenses may cause us to have insufficient revenues and positive cash flows to continue operations.

Our revenues to date have consisted almost entirely of royalties from licensees of our Queen et al. patents, which expired in December 2014. Of this revenue from licensees, for example, the Genentech Products accounted for 70%, 71% and 81% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Our license agreement with Genentech expires in the first quarter of 2016, and our other licensees, and efforts to identify and replace those sources of revenues in the future might not be successful. Failure to replace Queen et al. patent licensee revenues in an amount sufficient to continue our operations would have a material adverse effect on our business.

Our business plan is to continue to acquire additional income generating assets. However, we do not expect that these acquisitions will, in the near term, replace the revenues we generate from our license agreements related to the Queen et al. patents. Specifically, in 2016, our revenues are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, and the continued success of the Company will become more dependent on the timing and our ability to acquire new income-generating assets in order to generate revenues going forward and support the business model for the Company. We may be unable to acquire sufficient income-generating assets for a number of reasons, including the fact that the acquisition of royalty or other income-generating assets in the healthcare industry is a highly competitive area in which other companies, financial institutions and private funds compete for assets of interest to us. Those entities may have access to lower costs of capital, strategic opportunities or competitive advantages that may not be available to us. Other factors that may prevent us from acquiring favorable income generating assets include the following:

•	we may be unable to acquire income generating assets on terms that would allow us to make an appropriate level of return from the asset;

•	our asset investments may be less successful in the marketplace than may be necessary to generate an appropriate level of return from the asset; or

•	we may be forced to undertake more risk in obtaining the assets we pursue.

If we are unable to acquire suitable income generating assets in the near term, our business may suffer and we may determine that a wind-down, sale, or liquidation of the Company is in the best interests of our stockholders.

Our current and future acquisitions of other material income generating asset transactions may not produce anticipated revenues, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire income generating assets, whether royalty-based or otherwise, or to acquire companies that hold royalty or other income generating assets. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions or other processes for the acquisition of income generating assets. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other financial investors and enterprises whose cost of capital may be lower than ours. Competition for future asset acquisition opportunities in our markets is competitive and we may be forced to increase the price we pay for such assets or face reduced potential acquisition opportunities. In addition, seven out of fifteen of our acquisitions to date have been or are dependent on, or secured by, a single product revenue stream, which increases the risk of payments based on the competitive factors in the market as well as the pricing of the product. The success of our income generating asset acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of payments, which is highly complex and uncertain. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these income generating acquisitions expose us to credit risk in the event of default by the counterparty, and we expect the credit-based mix of assets in our portfolio to increase in the future. To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular income generating assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recover our full capital outlay and any anticipated return. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

Our licensees, borrowers and royalty-agreement counterparties may be unable to maintain regulatory approvals for currently licensed products, or to obtain regulatory approvals or favorable pricing for new products, and they may voluntarily remove currently licensed products from marketing and commercial distribution. Any of such events, whether due to safety issues or other factors, could reduce our revenues.

Our licensees, borrowers and royalty-agreement counterparties are subject to stringent regulation with respect to product safety and efficacy by various international, federal, state and local authorities. Of particular significance are the FDA requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use in the United States. As a result of these requirements, the length of time, the level of expenditures and the laboratory and clinical information required for approval of a biologic license application or new drug application are substantial and can require a number of years. In addition, even if our licensees’, borrowers' and royalty-agreement counterparties' products receive regulatory approval, they remain subject to ongoing FDA and other international regulations including, but not limited to, obligations to conduct additional clinical trials or other testing, changes to the product label, new or revised regulatory requirements for manufacturing practices, written advisements to physicians and/or a product recall or withdrawal. Our licensees, borrowers and royalty-agreement counterparties may not maintain necessary regulatory approvals for their existing licensed products or our licensees may not obtain necessary regulatory approvals on a timely basis, if at all, for any of the licensed products our licensees are developing or manufacturing. Moreover, the current political environment in the U.S. is focused on potential reductions in pricing for pharmaceutical and other health care products, which may negatively impact any existing or new products from which our revenues would be derived. The occurrence of adverse events reported by any licensee, borrower or royalty-agreement counterparty may result in the revocation of regulatory approvals or decreased sales of the applicable product due to a change in physicians’ willingness to prescribe, or patients’ willingness to use the applicable product. Our licensees, borrowers and royalty-agreement counterparties could also choose to voluntarily remove their licensed products from marketing and commercial distribution. In any of these cases, our revenues could be materially and adversely affected. For example, in November 2011, the FDA removed the indication for breast cancer from Avastin’s label. In 2005, Tysabri, was temporarily suspended and then returned to the market. In such cases, our revenues could be materially and adversely affected.

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

In anticipation of the expiration of some or all of our Queen et al. patents and related license payments in 2016, we have made and will likely continue to make investments in income generating assets, such as loans in exchange for a profit share or royalty streams, in the healthcare industries, many of which investments are in companies that, at the time of investment, have limited or no commercialized revenue-generating products. If the assets are not successfully commercialized, the value of our investments would be negatively affected and our investment returns would be negatively impacted. The ultimate success of our investments in many of our potential income generating assets in these industries will depend on the ability of our counterparty or their licensees to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our investment. In addition, in connection with many of our potential income generating investments, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit. For example, we acquired certain royalty rights from Depomed, which, as the licensor of certain patents, retains various rights, including the contractual right to audit its licensees and to ensure those licensees are complying with the terms of the underlying license agreements. Depomed also retains full responsibility to protect and maintain the intellectual property rights underlying the licenses. While we have contractual rights to require Depomed to take action regarding many of these rights, because Depomed’s economic interest in the license agreements is limited, it may not enforce or protect those rights as it otherwise would have had it retained the full economic interest in the payments under the license agreements. Moreover, in respect of the royalty stream relating to the Glumetza diabetes medication that we acquired from Depomed, which is the royalty right producing the highest revenues from our Depomed acquired royalties, a single generic manufacturer entered the market in February 2016 and two additional generic manufacturers will be permitted to enter the market starting in August 2016 as provided for in settlement agreements between Depomed and these generic manufacturers. We were aware of these settlement agreements, considered them in the cost of the acquiring this asset and expect the entry of these generic products to reduce our Glumetza revenues.

Our licensees, borrowers and royalty-agreement counterparties face significant market pressures with respect to their products, and the amount of royalties we receive are subject to various competitive and market factors that may be outside of our control.

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

The amount of any royalties and returns on our investments that we receive will depend on many factors, including the following:

•	the timing and availability of generic product competition for our licensees, borrowers and royalty-agreement counterparties’ products;

•	the size of the market for our licensees, borrowers and royalty-agreement counterparties’ products;

•	the extent and effectiveness of the sales and marketing and distribution support our licensees, borrowers and royalty-agreement counterparties’ products;

•	the existence of novel or superior products to our licensees, borrowers and royalty-agreement counterparties’ products;

•	the availability of reduced pricing and discounts applicable to our licensees, borrowers and royalty-agreement counterparties’ products;

•	stocking and inventory management practices related to our licensees, borrowers and royalty-agreement counterparties’ products;

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

For example, in 2015, Valeant Pharmaceuticals announced two price increases on Glumetza, a royalty-bearing product under our Depomed Royalty Agreement. The impact of Valeant’s price adjustments on our Depomed royalty entitlement is difficult to predict. While the price increases would be expected to increase revenues and thus our royalties, the entry of one generic manufacturer into this market in February of 2016 and two additional generic manufacturers in August 2016 will likely result in a significant reduction in market share for Glumetza. Due to the uncertainties caused by the price increases and generic competition, we may not be able to accurately estimate the impact on royalties on such sales paid to PDL.

Our licensees must protect their intellectual property rights for us to succeed.

Our success is dependent in significant part on the ability of third parties in control of the assets in which we've invested to protect the scope, validity and enforceability of their intellectual property, including the patents, SPCs and license agreements, all of which support our revenues. The scope, validity, enforceability and effective term of patents and SPCs can be highly uncertain and often involve complex legal and factual questions and proceedings. In addition, the legal principles applicable to patents in any given jurisdiction may be altered through changing court precedent and legislative action, and such changes may affect the scope, strength and enforceability of our patent rights or the nature of proceedings which may be brought related to the relevant patent rights. A finding in a proceeding related to patent rights which support our revenues which narrows the scope or which affects the validity or enforceability of some or all of our patent rights could have a material impact on our ability to continue to collect royalty payments from our investments or collect revenue from our income generating investments.

Our common stock may lose value, our common stock could be delisted from NASDAQ and our business may be liquidated due to several factors, including the expiration of our Queen et al. patents, the failure to acquire additional sources of revenue, the payment of dividends or distributions to our stockholders and failure to meet analyst expectations.

Our revenues to date have consisted mostly of royalties from licensees of our Queen et al. patents, which expired in December of 2014, although we have agreements in place that extended certain license payments related to the Queen et al. patents, particularly those from Genentech, until the first quarter of 2016. The approaching expiration of our license payments related to the Queen et al. patents and its effect on our dividend policy will likely reduce the price of our common stock. If the price of our common stock were to fall and remain below NASDAQ listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our revenues in Europe depend on the validity and enforceability of our SPCs and an adverse judgment could reduce our future revenues.

Our ‘216B Patent in Europe was granted in 1996 by the EPO. The ‘216B Patent expired on December 28, 2009. To extend the period of enforceability of the ‘216B Patent against specific products which received marketing approval in Europe as of the expiration date of the ‘216B Patent, we applied for SPCs in various European national patent offices to cover the SPC Products to the extent these products are made and/or sold in Europe. While these SPCs generally expired in 2014, they continue to confer rights upon which we receive royalties until the first quarter of 2016.

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

The lack of liquidity for the assets in our acquisitions may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price. As a result, we may suffer losses.

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

As of December 31, 2015, $246.4 million in principal remained outstanding under our February 2018 Notes that requires us to repay the full principal amount on February 1, 2018 if not previously converted.

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

We may use a certain amount of cash from time to time in order to satisfy repurchase or other obligations relating to our convertible notes which could adversely affect the amount or timing of any distribution to our stockholders or any income generating transactions. In addition, we may redeem, repurchase or otherwise acquire the convertible notes in the open market in the future, any of which could adversely affect the amount or timing of any cash distribution to our stockholders.

The conversion or any future exchanges of any of the February 2018 Notes into shares of our common stock would have a dilutive effect that could cause our stock price to go down.

Until August 1, 2017, the February 2018 Notes are convertible into shares of our common stock only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved shares of our authorized common stock for issuance upon conversion of these convertible notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in shares of common stock. If any or all of these convertible notes are converted into shares of our common stock, our existing stockholders will experience immediate dilution of voting rights and our common stock price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common stock to decline.

We entered into purchased call option and warrant transactions in connection with the issuance of each of our February 2018 Notes that may affect the value of our common stock.

In connection with the issuance of the February 2018 Notes, we entered into purchased call option transactions. Separately, we also entered into warrant transactions at that time. The purchased call option transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the February 2018 Notes. The warrants in connection with these purchased call option transactions could separately have a dilutive effect from the issuance of our common stock pursuant to the warrants.

The purchased call option and warrant transactions are accounted for as an adjustment to our stockholders’ equity. In connection with hedging these transactions, the counterparties to the hedge transactions or their respective affiliates may enter into, or may unwind, various derivative transactions and/or purchase or sell our common stock in secondary market transactions prior to maturity of the February 2018 Notes (and are likely to do so during any cash settlement averaging period related to any conversion of the February 2018 Notes). Such activities could have the effect of decreasing the trading price of our common stock during any cash settlement averaging period related to a conversion of the February 2018 Notes.

In addition, we intend to exercise the purchased call options whenever February 2018 Notes are converted, if ever. In order to unwind their hedge positions with respect to those exercised options, the hedge counterparties or their respective affiliates may sell shares of our common stock in secondary market transactions or unwind various derivative transactions with respect to our common stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our common stock will depend, in part, on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

Further, a failure by the hedge counterparties or their respective affiliates (due to bankruptcy or otherwise) to pay or deliver, as the case may be, amounts owed to us under the purchased call option transactions will not reduce the consideration we are required to deliver to a holder upon its conversion of the February 2018 Notes and may result in an increase in dilution with respect to our common stock.

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

We have established our corporate structure to be closely aligned with the financial nature of our business. There can be no assurance that the applicable tax laws and regulations will continue in effect or that the taxing authorities in any or all of the applicable jurisdictions will not challenge one or more aspects or characterizations of our corporate structure and the treatment of transactions or agreements within our corporate structure, or determine that the manner in which we operate our business is not consistent with our corporate structure. We may also have disputes with one or more state tax authorities regarding whether the Company is subject to that state’s tax and, if the Company is subject to such state’s tax, what proportion of the Company’s revenues is subject to taxation in such state. For example, we are currently subject to an audit by the California Franchise Tax Board and, while we may disagree with their conclusions regarding such issues, the proceedings extend over long periods of time and we may ultimately be required to pay taxes either in a settlement or a final decision of an agency or court. Any unfavorable changes in laws and regulations or positions by tax authorities could harm our financial position and results of operations.

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

To be successful, we must attract, retain and integrate qualified personnel. Our business is intellectual property asset management and acquisition, investing in income generating assets and maximizing the value of our patent portfolio and related assets, which requires only a small number of employees. Due to the remote location of our company, it may be difficult for us to recruit and retain qualified personnel. If we are unsuccessful in attracting, retaining and integrating qualified personnel, our business could be impaired.

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

Under the terms of the Separation and Distribution agreement with Facet, we and Facet agreed to indemnify the other from and after the Spin-Off with respect to certain indebtedness, liabilities and obligations that were retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities, if called upon to do so, will depend upon the future financial strength of each of our companies. We cannot assure you that, if Facet has to indemnify us for any substantial obligations, Facet will have the ability to satisfy those obligations. If Facet does not have the ability to satisfy those obligations, we may be required to satisfy those obligations instead. For example, in connection with the Spin-Off, we entered into amendments to the leases for the facilities in Redwood City, California, which formerly served as our corporate headquarters, under which Facet was added as a co-tenant under the leases and a Co-Tenancy Agreement under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we would be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities, the disposition of which could have a material adverse effect on the amount or timing of any distribution to our stockholders. As of December 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $67.7 million. We would also be responsible for lease-related payments including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. In April 2010, Abbott Laboratories acquired Facet and renamed the company Abbott Biotherapeutics Corp., and in January 2013, Abbott Biotherapeutics Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc. We do not know how Abbott’s acquisition of Facet will impact our ability to collect under our indemnification rights or whether Facet’s ability to satisfy its obligations will change. In addition, we have limited information rights under the Co-Tenancy Agreement. As a result, we are unable to determine definitively whether Facet continues to occupy the space and whether it has subleased the space to another party or the basis upon which our potential co-tenant obligation may be triggered. See “Item 2—Properties.”

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

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers may be vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

We lease approximately 4,800 square feet of office space in Incline Village, Nevada, which serves as our corporate headquarters. The lease expires in May 2017. We may, at our option, extend the term of this lease.

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

ITEM 3.           LEGAL PROCEEDINGS

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleged that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s '761 Patent. The Company has requested judgment that Merck has infringed the '761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorneys’ fees and costs. Although the '761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the '761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey.

Wellstat Litigation

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics’ Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics’ Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing. The court in New York has yet to rule on the Company’s motions for attachment and summary judgment.

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

Other Legal Proceedings

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

	High	Low
2015
First Quarter	$7.88	$6.52
Second Quarter	$7.42	$6.18
Third Quarter	$6.63	$4.58
Fourth Quarter	$5.35	$3.29
2014
First Quarter	$9.22	$7.38
Second Quarter	$9.87	$7.90
Third Quarter	$10.26	$7.42
Fourth Quarter	$8.60	$7.22

Dividends

As of February 12, 2016, we had approximately 132 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., as nominee for the Depository Trust Company. Many brokers, banks and other institutions hold shares of common stock as nominees for beneficial owners that deposit these shares of common stock in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record; however, we are unable to reasonably estimate the total number of beneficial owners.

In January 2016, our board of directors decided that the determination of whether to increase, maintain or decrease dividend payments would be made on a quarterly basis during 2016, as opposed to an annual basis as had been done in recent years. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining whether to maintain or change the dividend.

On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock, payable on March 11, 2016 to stockholders of record on March 4, 2016, the record date for the dividend payment.

On January 27, 2015, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock. On March 12, June 12, September 11 and December 11 of 2015, we paid quarterly cash dividends of approximately $24.5 million or $0.15 per share to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively.

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

Comparison of Stockholder Returns

The line graph below compares the cumulative total stockholder return on our common stock between December 31, 2010, and December 31, 2015, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2010, in our common stock at the closing sales price for our common stock on that date and at the closing sales price for each index on that date and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
PDL BioPharma, Inc.	$100.00	$110.05	$136.24	$176.21	$172.12	$88.46
NASDAQ Biotechnology Index	$100.00	$113.92	$153.97	$263.29	$348.49	$369.06
NASDAQ Composite Index	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95

The information in this section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

There were no repurchases made in a month within the fourth quarter of the fiscal year covered by this Annual Report.

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

Consolidated Statements of Income Data

	For the Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Revenues:
Royalties from Queen et al. patents	$485,156	$486,888	$430,219	$374,525	$351,641
Royalty rights - change in fair value	68,367	45,742	5,565	—	—
Interest revenue	36,202	48,020	18,976	6,355	—
License and other	723	575	1,500	—	10,400
Total revenues	590,448	581,225	456,260	380,880	362,041
General and administrative expenses	36,090	34,914	29,755	25,469	18,338
Loss on extinguishment of notes receivable	3,979	—	—	—	—
Total operating expenses	40,069	34,914	29,755	25,469	18,338
Operating income	550,379	546,311	426,505	355,411	343,703
Non-operating expense, net	(20,241)	(45,039)	(24,629)	(28,278)	(36,275)
Income before income taxes	530,138	501,272	401,876	327,133	307,428
Income tax expense	197,343	179,028	137,346	115,464	108,039
Net income	$332,795	$322,244	$264,530	$211,669	$199,389
Net income per basic share:
Net income	$2.04	$2.04	$1.89	$1.52	$1.43
Net income per diluted share:
Net income	$2.03	$1.86	$1.66	$1.45	$1.15
Dividends per share:
Cash dividends declared and paid	$0.60	$0.60	$0.60	$0.60	$0.60

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Cash, cash equivalents, investments and restricted investments	$220,352	$293,687	$99,540	$168,689	$227,946
Working capital	$245,969	$167,914	$(299,727)	$172,511	$100,506
Total assets	$1,016,178	$962,350	$543,955	$279,966	$269,471
Long-term obligations, less current portion	$283,485	$313,930	$23,042	$337,614	$340,737
Retained earnings (accumulated deficit)	$810,036	$575,740	$350,151	$169,634	$(42,035)
Total stockholders’ equity (deficit)	$695,952	$460,437	$113,489	$(68,122)	$(204,273)

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has committed over $1 billion and funded approximately $937 million in these investments to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring new income generating assets, the management of its intellectual property and income generating assets and maximizing value for its stockholders.

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

Recent Developments

On December 21, 2015, Direct Flow Medical and PDL entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement.

On January 14, 2016, both parties agreed to provide Direct Flow Medical with an extension to waive the liquidity covenant and to delay the timing of the interest payments through the period ending January 31, 2016.

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that we expect will be converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans.

The Company completed an impairment analysis as of December 31, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of December 31, 2015, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. At that time, all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® will be returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q back to the market. PDL entered into a secured note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, which as of December 31, 2015, had a principal balance of $144.8 million due to PDL. An interest reserve account previously set up as part of the note agreement will substantially cover interest payments due to PDL through the end of the second quarter of 2016, and kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

2016 Dividends

On January 26, 2016, our board of directors declared a dividend of $0.05 per share of common stock for the first quarter of 2016, payable on March 11, 2016 to stockholders of record on March 4, 2016, the record date for the dividend payment. At the same time our board of directors elected to announce its future dividend plans on a quarter by quarter basis, rather than for the full year as was the previous practice, to allow greater flexibility and focus on long term growth. Our board of directors evaluates the financial condition of the Company and considers the economic outlook, profitability, corporate cash flow, the Company’s liquidity needs and the health and stability of credit markets when determining the dividend, and accordingly there can be no assurances that future dividends will be declared, or if declared, at what rate.

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

Royalty Rights - At Fair Value

We account for our royalty rights - at fair value at their estimated fair value. The estimated fair value of the royalty rights - at fair value is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. Generally these assets are classified as Level 3 assets, as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products and discount rates applied to each cash flow in the asset. Related transaction fees and costs are expensed as incurred.

The changes in the estimated fair value from investments in royalty rights along with cash receipts each reporting period are presented together on the Consolidated Statement of Income as a single component of revenue under the caption, “Royalty rights - change in fair value.”

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

Income Taxes

Our income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations, or the expected results from any future tax examinations. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, the results of any future tax examinations, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, past levels of research and development spending, acquisitions, changes in our corporate structure and state of domicile and changes in overall levels of income before taxes, all of which may result in periodic revisions to our provision for income taxes. We accrue tax-related interest and penalties associated with uncertain tax positions and include these in income tax expense in the Consolidated Statements of Income. We expect that our effective income tax rate going forward will be approximately 35%.

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

Notes and Other Long-Term Receivables

Notes receivable and loans originated by us are initially recorded at the amount advanced to the borrower. Notes receivable and loan origination and commitment fees, net of certain origination costs, are recorded as an adjustment to the carrying value of the notes receivable and loans and are amortized over the term of the related financial asset under the effective interest method. Certain of our notes receivable and loans require the borrower to make variable payments that are dependent upon the borrower's sales of specific products. We have elected to use the prospective interest method to account for these notes receivable and loans subsequent to their initial recognition. Under this approach, we recognize the impact of any variations from the expected returns in the period when received. From time to time, we will re-evaluate the expected cash flows and may adjust the effective interest rate prospective from the date of assessment, if the impact of such adjustment could be material to our consolidated financial statements.

We evaluate the collectability of both interest and principal for each note receivable and loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired we cease to accrue or recognize interest revenue. The amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate. If the loan is collateralized and we expect repayment to be provided solely by the collateral, then the amount of loss is calculated by comparing the carrying value of the financial asset to the estimated fair value of the underlying collateral, less expense to sell.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant under the leases, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $67.7 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments.

We recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2015 and 2014, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

Summary of 2015, 2014 and 2013 Financial Results

•	Our net income for the years ended December 31, 2015, 2014 and 2013 was $332.8 million, $322.2 million and $264.5 million, respectively;

•	At December 31, 2015, we had cash, cash equivalents and investments of $220.4 million as compared with $293.7 million at December 31, 2014; and

•	At December 31, 2015, we had $320.2 million in total liabilities as compared with $501.9 million at December 31, 2014.

Revenues

A summary of our revenues for the years ended December 31, 2015, 2014 and 2013, is presented below:

(Dollars in thousands)	2015	2014	Change from Prior Year %	2013	Change from Prior Year %
Revenues:
Royalties from Queen et al. patents	$485,156	$486,888	N/M	$430,219	13%
Royalty rights - change in fair value	68,367	45,742	49%	5,565	722%
Interest revenue	36,202	48,020	(25)%	18,976	153%
License and other	723	575	26%	1,500	(62)%
Total revenues	$590,448	$581,225	2%	$456,260	27%
___________________
N/M = Not meaningful

Total revenues were $590.4 million, $581.2 million and $456.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, our Queen et al. royalty revenues consisted of royalties and maintenance fees earned on sales of products under license agreements associated with our Queen et al. patents. During the years ended December 31, 2015, 2014 and 2013, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, primarily Glumetza, U-M, VB, ARIAD, AcelRx, Avinger, and Janumet XR. During the years ended December 31, 2015, 2014 and 2013, interest revenues consisted of revenues associated with interest income from notes receivable assets, primarily kaléo, Paradigm Spine, and Direct Flow Medical. Over this same time period, our other license-related revenues primarily consisted of realized gains from the sale of AxoGen equity securities on the open market and milestone payments from licensees under our patent license agreements. Revenues for the years ended December 31, 2015, 2014 and 2013, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States.

In the year ended December 31, 2015, we received Queen et al. patent royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States. The licensees with commercial products as of December 31, 2015, are listed below:

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Kadcyla

Biogen	Tysabri

Chugai	Actemra

Roche	Gazyva

Takeda	Entyvio

Under our agreements for the license of rights under our Queen et al. patents, we received a flat-rate or tiered royalty based upon our licensees’ net sales of covered products. Royalty payments are generally due one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. Until the August 15, 2013, effective date of the Settlement Agreement, our agreement with Genentech provided for a tiered royalty structure under which the royalty rates

Genentech must pay on the U.S.-based Sales in a given calendar year decreased on incremental U.S.-based Sales above certain sales thresholds based on 95% of the underlying gross U.S.-based Sales. As a result of the tiered royalty structure, Genentech’s average annual royalty rate for a given year declined as Genentech’s U.S.-based Sales increased during that year. Because we received royalties in arrears, the average royalty rate for the payments we received from Genentech in our second calendar quarter were from Genentech’s sales from the first calendar quarter. The average royalty rate for payments we received from Genentech are generally lowest in our fourth and first calendar quarters for Genentech’s sales from the third and fourth calendar quarters when more of Genentech’s U.S.-based Sales bore royalties at the 1% royalty rate. For the years ended December 31, 2015, 2014 and 2013, the blended rate for the full year of royalties from Genentech products was approximately 2.1%, 2.1% and 1.9%, respectively.

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

For the year ended December 31, 2015, compared to December 31, 2014

Total revenues increased $9.2 million for the year ended December 31, 2015, when compared to the same period in 2014. For the year ended December 31, 2015 compared to the same period in 2014, revenue growth is driven by increased sales of Perjeta, Xolair and Kadcyla by our licensees, an increase in the estimated fair value of the acquired royalty rights from the Company's purchase of Depomed's diabetes-related royalties, as well as a foreign exchange gain and lower rebate paid to Novartis AG for Lucentis. With respect to revenue from our licensees:

•	Reported net sales of Avastin were flat compared to the same period for the prior year.

•	Reported net sales of Herceptin increased $0.1 billion or 1% compared to the same period for the prior year.

•	Reported Lucentis net sales decreased $2.4 billion or 77% compared to the same period for the prior year.

•	Reported Xolair net sales increased $0.4 billion or 19% compared to the same period for the prior year.

•	Reported Kadcyla net sales increased $0.3 billion or 54% compared to the same period for the prior year.

•	Reported Perjeta net sales increased $0.6 billion or 63% compared to the same period for the prior year.

For the year ended December 31, 2014, compared to December 31, 2013

Total revenues increased 27% for the year ended December 31, 2014, when compared to the same period in 2013. For the year ended December 31, 2014, compared to the same period in 2013, revenue growth was driven by increased sales of Avastin, Herceptin, Xolair, Perjeta, Kadcyla, Tysabri and Actemra by our licensees, along with a higher fixed royalty rate in 2014 over the blended fixed and tiered rate in 2013, an increase in the fair value of the acquired royalty rights from the Company's purchase of Depomed's diabetes-related royalties, a $29.0 million increase in interest revenue related to acquisitions of new income generating assets, and a $5.0 million retroactive payment in the first quarter of 2014 related to PDL's settlement agreement with Genentech, partially offset by a higher foreign exchange loss and higher rebate paid to Novartis for Lucentis. With respect to revenue from our licensees:

•	Reported net sales of Avastin increased $0.5 billion or 7% compared to the same period for the prior year.

•	Reported net sales of Herceptin increased $0.4 billion or 6% compared to the same period for the prior year.

•	Reported Lucentis net sales increased $1.6 billion or 33% compared to the same period for the prior year.

•	Reported net sales of Xolair increased $0.4 billion or 24% compared to the same period for the prior year.

•	Reported Kadcyla net sales increased $0.3 billion or 184% compared to the same period for the prior year.

•	Reported Perjeta net sales increased $0.6 billion or 263% compared to the same period for the prior year.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales, which individually accounted for 10% or more of our total revenues for the years ended December 31, 2015, 2014 and 2013:

		Year Ended December 31,
Licensee	Product Name	2015	2014	2013
Genentech	Avastin	27%	27%	32%
	Herceptin	26%	27%	31%
	Lucentis	1%	5%	10%

Biogen	Tysabri	9%	10%	11%

Foreign currency exchange rates also impact our reported revenues. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70 million in royalty revenues, and when approximately $35 million is based on sales in currencies other than the U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the conversion period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar-converted royalties will be approximately $3.5 million less in the current quarter than in the prior year quarter.

For the year ended December 31, 2015, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designate foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge is recorded in stockholders’ equity as "Accumulated other comprehensive income (loss)." Gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the years ended December 31, 2015, 2014 and 2013, we recognized income of $8.3 million, cost of ($5.8) million and cost of ($2.3) million in royalty revenues from our Euro forward contracts, respectively.

Operating Expenses

A summary of our operating expenses for the years ended December 31, 2015, 2014 and 2013, is presented below:

(Dollars in thousands, except for percentages)	2015	2014	Change from Prior Year %	2013	Change from Prior Year %
General and administrative	$36,090	$34,914	3%	$29,755	17%
Loss on extinguishment of notes receivable	3,979	—	100%	$—	N/M
Total operating expenses	$40,069	$34,914	15%	$29,755	17%
Percentage of total revenues	7%	7%		7%
___________________
N/M = Not meaningful

For the year ended December 31, 2015, compared to December 31, 2014

The increase in operating expenses was a result of total restructuring costs of $7.9 million in connection with the LENSAR notes receivable extinguishment, which is comprised of a loss on extinguishment of notes receivable of $4.0 million primarily related to a lower estimated fair value of the Alphaeon Class A common stock, and additional general and administrative expenses of $3.9 million for closing and legal fees related to the LENSAR notes receivable restructuring, and other legal expenses mostly related to $1.2 million in funding the ongoing operations of Wellstat Diagnostics, partially offset by a decrease in professional services from asset acquisition expenses.

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

Non-Operating Expense, Net

A summary of our non-operating expense, net, for the years ended December 31, 2015, 2014 and 2013, is presented below:

(Dollars in thousands)	2015	2014	Change from Prior Year %	2013	Change from Prior Year %
Interest and other income, net	$368	$315	17%	$242	30%
Interest expense	(27,059)	(39,211)	(31)%	(24,871)	58%
Gain (loss) on extinguishment of debt	6,450	(6,143)	(205)%	—	N/M
Total non-operating expense, net	$(20,241)	$(45,039)	(55)%	$(24,629)	83%
___________________
N/M = Not meaningful

For the year ended December 31, 2015, compared to December 31, 2014

Non-operating expense, net, decreased, in part, due to the Series 2012 Notes and May 2015 Notes extinguishment and partial extinguishment of the February 2018 Notes during 2015.

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

Income Taxes

Income tax expense for the years ended December 31, 2015, 2014, and 2013, was $197.3 million, $179.0 million and $137.3 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

During 2015, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $10.0 million primarily related to state items. The future impact of the unrecognized tax benefits of $57.1 million, if recognized, comprises $33.4 million, which would affect the effective tax rate, and $23.7 million, which would result in adjustments to deferred tax assets.

Estimated interest and penalties associated with unrecognized tax benefits increased our income tax expense in the Consolidated Statements of Income by $2.3 million during the year ended December 31, 2015, increased income tax expense by $1.3 million during the year ended December 31, 2014, and increased income tax expense by $0.7 million during the year ended December 31, 2013. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $5.1 million and $2.8 million as of December 31, 2015 and 2014, respectively. In May 2012, PDL received a “no-change” letter from the IRS upon completion of an examination of the Company's 2008 federal tax return. We are currently under income tax examination in the state of California for tax years 2009, 2010, 2011 and 2012. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, except as noted above, we do not anticipate any material change to the amount of our unrecognized tax benefit over the next 12 months.

Net Income per Share

Net income per share for the years ended December 31, 2015, 2014 and 2013, is presented below:

	Year Ended December 31,
	2015	2014	2013
Net income per basic share	$2.04	$2.04	$1.89
Net income per diluted share	$2.03	$1.86	$1.66

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

We had cash, cash equivalents and investments in the aggregate of $220.4 million and $293.7 million at December 31, 2015 and 2014, respectively. The decrease was primarily attributable to the extinguishment of convertible notes of $220.4 million, purchase of royalty rights at fair value of $115.0 million, payment of dividends of $98.3 million, repayment of a portion of the March 2015 Term Loan of $75.0 million, purchase of notes receivable of $35.2 million, and payment of debt issuance costs related to the February 2018 Note issuance of $0.6 million, partially offset by proceeds from the March 2015 Term Loan of $100.0 million, proceeds from royalty rights of $43.4 million, repayment of notes receivables of $25.2 million, sale of investments of $1.9 million, and cash generated by operating activities of $301.5 million.

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016. We believe that cash from future revenues from the Queen et al. patent royalties through the first quarter of 2016 and from acquired income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired income generating assets will result in cash flows to us, in the near term, that will replace the cashflows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cashflows are likely to materially decrease after we stop receiving payments from these Queen et al. patents license agreements, which accounted for 82% of our 2015 revenues. The continued success of the Company will become significantly more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring cashflows going forward and to support our business model and ability to pay dividends.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, selling discreet assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock, payable on March 11, 2016 to stockholders of record on March 4, 2016, the record date for the dividend payments.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL has submitted a credit bid for the Wellstat Diagnostic's assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. We anticipate that the sale process will be completed during the second quarter of 2016.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing. The court in New York has yet to rule on the Company's motions for attachment and summary judgment.

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

Through the period ended December 31, 2015, PDL has advanced to Wellstat Diagnostics $12.9 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of December 31, 2015, PDL is legally owed $94.1 million, which includes principal, un-accrued interest, and funding of operations.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of December 31, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL's credit bid for the assets is successful.

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

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which PDL would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

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

At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Consolidated Balance Sheets. In the third and fourth quarters of 2015, PDL sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 to $5.69 per share, totaling approximately $1.9 million.

As of December 31, 2015, PDL holds 293,732 shares of AxoGen common stock, which were valued at $1.5 million, which resulted in an unrealized gain of $0.7 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On September 22, 2015, Avinger elected as per the voluntary prepayment provision under the Avinger Credit and Royalty Agreement to prepay the note receivable in whole for a payment of $21.4 million in cash, which was the sum of the outstanding principal, interest and a prepayment fee.

Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger's net revenues until April 2018. Commencing in October 2015, after Avinger repaid the note receivable prior to its maturity date, the royalty on Avinger's net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 2018. PDL has accounted for the royalty rights in accordance with the fair value option.

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The remaining $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL agreed to fund LENSAR's operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, Lion Buyer, a wholly owned subsidiary of Alphaeon, and LENSAR entered into the Asset Purchase Agreement whereby Lion Buyer agreed to acquire substantially all the assets and assumed certain liabilities of LENSAR subject to the satisfaction of certain closing conditions. The acquisition later closed on December 15, 2015.

In connection with the closing of the acquisition, Lion Buyer entered into an amended and restated credit agreement with PDL, assuming $42.0 million in loans as part of the borrowings under PDL’s prior credit agreement with LENSAR and changed its name to LENSAR, LLC. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL.

Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth interest payment date. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans which is December 15, 2020.

PDL concluded that the amendment and restatement of the original LENSAR credit agreement shall be accounted for as a troubled debt restructuring due to the concession granted by PDL and LENSAR’s financial difficulties. PDL has recognized a loss on the debt restructuring of $4.0 million and expensed $3.0 million of closing fees as incurred at closing on December 15, 2015.

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the restructuring and recognized this investment at a cost-method investment within other long-term asset. The Class A common stock in ALPHAEON is subject to other-than-temporary impairment assessments in future periods.

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

Principal repayment will commence on the 12th interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On December 21, 2015, Direct Flow Medical and PDL entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement.

On January 14, 2016, both parties agreed to provide Direct Flow Medical with an extension to waive the liquidity covenant and delay the timing of the interest payments through the period ending January 31, 2016.

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that we expect will be converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans.

The Company completed an impairment analysis as of December 31, 2015. Effective with this date and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. As of December 31, 2015, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

Principal repayment will commence on the 12th interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

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

As of December 31, 2015, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q® units effectively immediately. Sanofi is the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q. While Sanofi has not identified the reason for the recall, press reports indicate that a small number of units have failed to activate or delivered inadequate doses of epinephrine. It is not known at this time when Sanofi will reintroduce Auvi-Q in the U.S. Subsequent to the recall, kaléo made a full and timely payment of $9.5 million, which included all principal and interest due in the fourth quarter of 2015.

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. At that time, all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® will be returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q back to the market.

As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls substantially through the second quarter of 2016. kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but at this point it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At December 31, 2015, we determined an estimated fair value of the warrant of $1.0 million.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix, which itself was recently acquired by Valeant Pharmaceuticals) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

Under the terms of the Depomed Royalty Agreement, the Company receives all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment it made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2015 and 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a seven-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At December 31, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $7.7 million or increase by $8.7 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. In February 2016, certain manufacturers of generic equivalents to Glumetza started to enter the market. Our current expected future cash flows anticipate a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $4.1 million or decrease by $3.9 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza and implemented an additional price increase on July 31, 2015. As of December 31, 2015, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the near-term generic competition, we may not be able to fully assess the impact of the acquisition or price increase on sales of Glumetza and thus royalties on such sales paid to PDL. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received PMA in exchange for a $15.5 million cash payment, less fees.

The royalty acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over an eight-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

U-M Royalty Agreement

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

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a nine-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.8 million or increase by $6.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

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

Under the terms of the ARIAD Royalty Agreement, the Company receives royalty payments at a royalty rate ranging from 2.5% to 7.5% of Iclusig revenue until the first to occur of (i) repurchase of the royalty rights by ARIAD or (ii) December 31, 2033. The annual royalty payments shall not exceed $20.0 million in any fiscal year for the years ended December 31, 2015 through December 31, 2018. If Iclusig revenue does not meet certain agreed-upon projections on an annual basis, PDL is entitled to certain royalty payments from net revenue of another ARIAD product, brigatinib, up to the amount of the shortfall from the projections for the applicable year.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $8.0 million or increase by $9.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates.

At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly-owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso ™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

As of December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a sixteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.7 million or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note was repaid by Avinger. Upon repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5.0%, the fair value of this asset could decrease by $135,000 or increase by $151,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $127,000 or decrease by $127,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

Convertible Notes and Term Loans

Series 2012 Notes

We have actively worked to restructure the Company’s capital and reduce the potential dilution associated with our convertible notes. As part of those efforts, in January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs were recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the February 2015 Notes were exchanged for $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes was outstanding.

On February 6, 2014, the Company entered into exchange agreements and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreements provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreements provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the Series 2012 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the de-recognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount that was amortized over the remaining life of the Series 2012 Notes.

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ending on January 20, 2016 if the VWAP of PDL's common stock exceeded the strike price of the warrants on the date of conversion. Because the VWAP our common stock never exceeded the strike price of the warrants, PDL did not deliver any common stock to the warrant counterparties.

The purchased call option transactions and warrant sales effectively served to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price was approximately $6.15, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.23, but below $6.15, upon conversion of our May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2015 and 2014, there were no related warrants exercised.

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

On November 20, 2015, PDL's agent initiated the repurchase of $53.6 million in aggregate principal amount of its February 2018 Notes for $43.7 million in cash in four open market transactions. The closing of these transactions occurred on November 30, 2015.

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of December 31, 2015, our February 2018 Notes are not convertible. At December 31, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As result of the unwind transaction of the purchased call option, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At

December 31, 2015, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consists of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan were, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of December 31, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.17%. Interest payments under the credit agreement were due on the interest payment dates specified in the credit agreement.

The credit agreement required amortization of the term loan in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016. This principal balance and outstanding interest was paid in full on February 12, 2016.

The Company’s obligations under the credit agreement were secured by a lien on a substantial portion of its assets.

The credit agreement contained affirmative and negative covenants that the Company believed were usual and customary for a senior secured credit agreement. The credit agreement also required compliance with certain financial covenants, including a maximum total leverage ratio, a debt service coverage ratio and a minimum liquidity covenant, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contained events of default that the Company believed were usual and customary for a senior secured credit agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Notes and Term Loan

As of December 31, 2015, our convertible notes and term loan contractual obligations consisted primarily of our February 2018 Notes and March 2015 Term Loan, which in the aggregate totaled $271.4 million in principal.

We expect that our debt service obligations over the next several years will consist of interest payments and repayment of our February 2018 Notes. We may further seek to exchange, repurchase or otherwise acquire the convertible notes in the open market in the future, which could adversely affect the amount or timing of any distributions to our stockholders. We would make such exchanges or repurchases only if we deemed it to be in our stockholders’ best interest. We may finance such repurchases with cash on hand and/or with public or private equity or debt financings if we deem such financings to be available on favorable terms.

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

Royalty Rights - At Fair Value

On July 28, 2015, PDL entered into a revenue interests assignment agreement with ARIAD pursuant to which ARIAD sold to the Company the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig (ponatinib). In exchange for the ARIAD Royalty Rights, the ARIAD Royalty Agreement provides for the funding of up to $200.0 million in cash to ARIAD. Funding of the first $100.0 million will be made in two tranches of $50.0 million each, with the initial tranche funded on the closing date of the ARIAD Royalty Agreement and the remaining $50.0 million to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100.0 million in up to two draws at any time between the six- and 12-month anniversaries of the closing date.

Material contractual obligations including interest under lease and debt agreements for the next five years and thereafter are:

		Payments Due by Period
		Less Than		More than
(In thousands)		1 Year	1-3 Years	3 Years	Total
Operating leases	(1)	$221	$85	$—	$306
Convertible notes	(2)	9,858	257,126	—	266,984
Term Loan	(3)	25,068	—	—	25,068
Notes receivable	(4)	3	20,000	—	20,003
Royalty rights	(4)	150,000	—	—	150,000
Total contractual obligations		$185,150	$277,211	$—	$462,361

_____________________________
(1) Amounts represent the lease for our headquarters in Incline Village, Nevada and operating leases for office equipment.
(2) Amounts represent principal and cash interest payments due on the convertible notes.
(3) Amounts represent principal and cash interest payments due on the term loan. This principal balance and outstanding interest was paid in full on February 12, 2016.
(4) Amounts represent tranche to be paid upon future actions as described above.

Lease Guarantee

In connection with the Spin-Off of Facet, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. For further information, see "Critical Accounting Policies and Estimates-Lease Guarantee" above.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any on our consolidated financial statements.

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

Gains or losses on our cash flow hedges are recognized in the same period that the hedged transaction impacts earnings as an adjustment to royalty revenue. Ineffectiveness, if any, resulting from the change in fair value of the hedge or lower than forecasted Euro-based royalties will be reclassified from "Other comprehensive income (loss), net" and recorded as "Interest and other income, net", in the period it occurs. The following table summarizes the notional amounts, Euro exchange rates and fair values of our outstanding Euro forward contracts designated as hedges at December 31, 2015 and 2014:

			December 31, 2015		December 31, 2014
Euro Forward Contracts			(in thousands)		(in thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	—	—	16,125	752
Euro	1.260	Sell Euro	16,500	2,802	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$16,500	$2,802	$85,875	$4,069

Interest Rate Risk

Our investment portfolio was approximately $96.3 million at December 31, 2015, and $224.1 million at December 31, 2014, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $197.9 million at December 31, 2015, and $490.0 million at December 31, 2014, based on available pricing information. At December 31, 2015, our convertible notes consisted of the February 2018 Notes, with a fixed interest rate of 4.0%. At December 31, 2014, our convertible notes also consisted of the Series 2012 Notes, with a fixed interest rate of 2.875% and the May 2015 Notes, with a fixed interest rate of 3.75%. These obligations are subject to interest rate risk because the fixed interest rates under these obligations may exceed current interest rates.

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

(In thousands)	2016	2017	2018	Total	Fair Value
Convertible notes
Fixed Rate	$—	$—	$246,447	$246,447	$197,946	(1)
Average Interest Rate	—%	—%	4.00%
_________________________

(1)	The fair value of the remaining payments under our February 2018 Notes was estimated based on the trading value of these notes at December 31, 2015.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDL BioPharma, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of PDL BioPharma, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2016

Report of ERNST & YOUNG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDL BioPharma, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows of PDL BioPharma, Inc. for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of PDL BioPharma, Inc.'s operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Redwood City, California
March 3, 2014

PDL BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$218,883	$291,377
Short-term investments	1,469	2,310
Receivables from licensees and other	—	300
Deferred tax assets	981	375
Notes receivable	58,398	57,597
Prepaid and other current assets	2,979	3,938
Total current assets	282,710	355,897
Property and equipment, net	31	62
Royalty rights - at fair value	399,204	259,244
Notes and other receivables, long-term	306,507	305,615
Long-term deferred tax assets	16,172	33,799
Other assets	11,554	7,733
Total assets	$1,016,178	$962,350
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$394	$318
Accrued liabilities	8,009	8,876
Accrued income taxes	3,372	3,293
Term loan payable	24,966	—
Convertible notes payable-current	—	175,496
Total current liabilities	36,741	187,983
Convertible notes payable	232,835	276,228
Other long-term liabilities	50,650	37,702
Total liabilities	320,226	501,913
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 164,287 and 162,186 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,643	1,622
Additional paid-in capital	(117,983)	(119,874)
Accumulated other comprehensive income	2,256	2,949
Retained earnings	810,036	575,740
Total stockholders' equity	695,952	460,437
Total liabilities and stockholders' equity	$1,016,178	$962,350

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Royalties from Queen et al. patents	$485,156	$486,888	$430,219
Royalty rights - change in fair value	68,367	45,742	5,565
Interest revenue	36,202	48,020	18,976
License and other	723	575	1,500
Total revenues	590,448	581,225	456,260
Operating expenses
General and administrative	36,090	34,914	29,755
Loss on extinguishment of notes receivable	3,979	—	—
Total operating expenses	40,069	34,914	29,755
Operating income	550,379	546,311	426,505
Non-operating expense, net
Interest and other income, net	368	315	242
Interest expense	(27,059)	(39,211)	(24,871)
Gain (loss) on extinguishment of debt	6,450	(6,143)	—
Total non-operating expense, net	(20,241)	(45,039)	(24,629)
Income before income taxes	530,138	501,272	401,876
Income tax expense	197,343	179,028	137,346
Net income	$332,795	$322,244	$264,530
Net income per share
Basic	$2.04	$2.04	$1.89
Diluted	$2.03	$1.86	$1.66
Weighted average shares outstanding
Basic	163,386	158,224	139,842
Diluted	163,554	173,110	159,343
Cash dividends declared per common share	$0.60	$0.60	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$332,795	$322,244	$264,530

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	783	(745)	1,122
Adjustment for net (gains) losses realized and included in net income, net of tax	(712)	(20)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	71	(765)	1,122
Change in unrealized losses on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	4,626	4,834	(2,432)
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(5,390)	3,768	1,510
Total change in unrealized losses on cash flow hedges, net of tax(b)	(764)	8,602	(922)
Total other comprehensive income (loss), net of tax	(693)	7,837	200
Comprehensive income	$332,102	$330,081	$264,730
___________________________________
(a) Net of tax of $38, ($412) and $604 for the years ended December 31, 2015, 2014 and 2013, respectively.
(b) Net of tax of ($411), $4,632 and ($496) for the years ended December 31, 2015, 2014 and 2013, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	139,816,259	$1,398	$(234,066)	$169,634	$(5,088)	$(68,122)
Issuance of common stock under employee benefit plans	118,310	1	(1)	—	—	—
Stock-based compensation expense	—	—	872	—	—	872
Tax benefit from stock options	—	—	22	—	—	22
Dividends declared	—	—	—	(84,013)	—	(84,013)
Comprehensive income:
Net income	—	—	—	264,530	—	264,530
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	1,122	1,122
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(922)	(922)
Total comprehensive income						264,730
Balance at December 31, 2013	139,934,569	1,399	(233,173)	350,151	(4,888)	113,489
Issuance of common stock under employee benefit plans	148,882	2	(2)	—	—	—
Issuance of common stock for convertible debt	22,103,031	221	(221)	—	—	—
Extinguishment of convertible debt	—	—	102,134	—	—	102,134
Issuance of convertible debt	—	—	18,689	—	—	18,689
Purchase of purchased call options, net of tax	—	—	(20,118)	—	—	(20,118)
Proceeds from the sale of warrants	—	—	11,427	—	—	11,427
Stock-based compensation expense	—	—	1,501	—	—	1,501
Tax benefit from stock options	—	—	(111)	—	—	(111)
Dividends declared	—	—	—	(96,655)	—	(96,655)
Comprehensive income:
Net income	—	—	—	322,244	—	322,244
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	(765)	(765)
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	8,602	8,602
Total comprehensive income						330,081
Balance at December 31, 2014	162,186,482	1,622	(119,874)	575,740	2,949	460,437
Issuance of common stock under employee benefit plans	758,533	8	(8)	—	—	—
Extinguishment of convertible debt	1,341,600	13	87	—	—	100
Stock-based compensation expense	—	—	2,045	—	—	2,045
Tax benefit from stock options	—	—	(233)	—	—	(233)
Dividends declared	—	—	—	(98,499)	—	(98,499)
Comprehensive income:
Net income	—	—	—	332,795	—	332,795
Change in unrealized gains and losses on investments in available-for-sale securities, net of tax	—	—	—	—	71	71
Changes in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	(764)	(764)
Total comprehensive income						332,102
Balance at December 31, 2015	164,286,615	$1,643	$(117,983)	$810,036	$2,256	$695,952

See accompanying notes.

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$332,795	$322,244	$264,530
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	12,963	18,696	13,320
Change in fair value of royalty rights - at fair value	(68,367)	(44,927)	5,637
Change in fair value of derivative asset	(985)	—	—
Other amortization, depreciation and accretion of embedded derivative	40	(134)	(404)
Loss on extinguishment of notes receivable	3,979	—	—
(Gain) loss on extinguishment of convertible notes	(6,450)	6,143	—
Hedge ineffectiveness on foreign exchange contracts	—	(5)	(11)
Gain on sale of investments	(997)	(30)	—
Stock-based compensation expense	2,045	1,501	872
Net excess tax benefit from stock-based compensation	—	—	(22)
Deferred income taxes	17,251	(19,842)	(999)
Changes in assets and liabilities:
Receivables from licensees and other	300	—	66
Prepaid and other current assets	(42)	2,126	387
Accrued interest on notes receivable	(2,246)	(6,800)	(9,530)
Other assets	(865)	(63)	264
Accounts payable	76	31	(787)
Accrued liabilities	(1,048)	4,343	(1,447)
Accrued income taxes	79	3,293	—
Other long-term liabilities	12,937	5,705	(2,131)
Net cash provided by operating activities	301,465	292,281	269,745
Cash flows from investing activities
Purchases of investments	—	(1,750)	(9,875)
Maturities of investments	1,947	3,530	43,780
Purchase of royalty rights - at fair value	(115,000)	(81,100)	(241,314)
Proceeds from royalty rights - at fair value	43,407	102,460	—
Purchase of notes receivable	(35,235)	(230,000)	(148,708)
Repayment of notes receivable	25,242	68,800	59,279
Purchase of property and equipment	(9)	(49)	(2)
Net cash used in investing activities	(79,648)	(138,109)	(296,840)
Cash flows from financing activities
Proceeds from term loan	100,000	—	74,169
Repayment of term loan	(75,000)	(75,000)	—
Repurchase of convertible notes	(220,397)	(56,191)	—
Payment of debt issuance costs	(607)	(9,825)	—
Proceeds from the issuance of convertible notes	—	300,000	—
Purchase of call options	—	(30,951)	—
Proceeds from issuance of warrants	—	11,427	—
Cash dividends paid	(98,307)	(96,557)	(84,006)
Excess tax benefit from stock-based compensation	—	—	22
Net cash provided by (used in) financing activities	(294,311)	42,903	(9,815)
Net increase (decrease) in cash and cash equivalents	(72,494)	197,075	(36,910)
Cash and cash equivalents at beginning of the year	291,377	94,302	131,212
Cash and cash equivalents at end the year	$218,883	$291,377	$94,302
See accompanying notes

PDL BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information
Cash paid for income taxes	$168,000	$189,000	$139,000
Cash paid for interest	$16,987	$18,439	$10,997
Stock issued to settle debt	$9,794	$171,879	$—
Conversion of notes receivable to common stock investment	$6,567	$—	$—

See accompanying notes

PDL BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Organization and Business

PDL manages a portfolio of patents and royalty assets, consisting of its Queen et al. patents, license agreements with various biotechnology and pharmaceutical companies, and royalty and other assets acquired. To acquire new income generating assets, PDL provides non-dilutive growth capital and financing solutions to late-stage public and private healthcare companies and offers immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has committed over $1 billion and funded approximately $937 million in these investments to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring new income generating assets, the management of its intellectual property and income generating assets and maximizing value for its stockholders.

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

In the year ended December 31, 2015, the Company received Queen et al. patent royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta
Kadcyla

Biogen	Tysabri

Chugai	Actemra

Roche	Gazyva

Takeda	Entyvio

Prior to December 2008, the Company's business included biotechnology operations, which were focused on the discovery and development of novel antibodies that the Company spun off to Facet. In April 2010, Abbott Laboratories acquired Facet and later renamed the company Abbott Biotherapeutics Corp. In January 2013, Abbott Biotherapeutics, Corp. was renamed AbbVie Biotherapeutics, Inc. and spun off from Abbott as a subsidiary of AbbVie Inc.

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

Investments

The Company's investments include cost method investments and available-for-sale investments in certain publicly traded companies and privately-held companies.

Cost method is used for investments over which the Company does not have the ability to exercise significant influence. Gains or losses are realized when such investments are sold or when dividends are declared or payments are received. See Note 7.

Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in "Accumulated other comprehensive income." See Note 5.

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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral when the loan for which repayment is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the effective interest method. When and if supplemental royalties are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is effected prospectively.

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

Convertible Notes

The Company issued our Series 2012 Notes, May 2015 Notes and our February 2018 Notes with a net share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance.

Queen et al. Royalty Revenues

Under the Company's Queen at al. Patent license agreements, the Company receives royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. As such, we generally recognize royalty revenues in the quarter reported to us by our licensees, that is, royalty revenues are generally recognized one quarter following the quarter in which sales by our licensees occurred. Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which we receive payment from our licensees.

The Company also received annual maintenance fees from licensees of our Queen et al. patents prior to patent expiry as well as periodic milestone payments. We had no performance obligations with respect to such fees. Maintenance fees were recognized as they became due and when payment was reasonably assured. Total annual maintenance and milestone payments in each of the last several years have been less than 1% of total revenue.

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We do not expect to receive any meaningful revenue from our Queen et al. patents beyond the first quarter of 2016. In the second quarter of 2016, the Company's revenues are likely to materially decrease after the conclusion of receiving payments from these Queen et al. patents license agreements, which accounted for 82% of our 2015 revenue. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support the Company's business model and ability to pay dividends.

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

The changes in the estimated fair value from investments in royalty rights along with cash receipts each reporting period are presented together on our Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning in the first quarter of 2016. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its Consolidated Financial Statements.

On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

3. Net Income per Share

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Numerator
Net income	$332,795	$322,244	$264,530
Add back interest expense for convertible notes, net of estimated tax of zero, zero and $13, for the years ended December 31, 2015, 2014 and 2013, respectively	—	—	25
Income used to compute net income per diluted share	$332,795	$322,244	$264,555
Denominator
Total weighted-average shares used to compute net income per basic share	163,386	158,224	139,842
Effect of dilutive stock options	16	21	20
Restricted stock awards	152	126	83
Assumed conversion of Series 2012 Notes	—	3,532	12,373
Assumed conversion of February 2015 Notes	—	—	106
Assumed conversion of warrants	—	5,510	—
Assumed conversion of May 2015 Notes	—	5,697	6,919
Shares used to compute net income per diluted share	163,554	173,110	159,343
Net income per basic share	$2.04	$2.04	$1.89
Net income per diluted share	$2.03	$1.86	$1.66

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

In the second quarter of 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 Notes. Concurrently with the retirement of the May 2015 Notes, we exercised our purchased call options and received 5.2 million of PDL's common shares, which was the amount equal to the number of shares required to be delivered by us to the note holders for the excess conversion value (Note 9).

In May 2011, we issued the May 2015 Notes, and in January and February 2012 we issued the Series 2012 Notes. The Series 2012 Notes and May 2015 Notes are net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustments related to the Series 2012 Notes, May 2015 Notes and February 2018 Notes, shown in the table above, include the shares issuable in respect of such excess.

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 3.0 million, zero and 21.1 million shares for the years ended December 31, 2015, 2014, and 2013, for warrants issued in 2011, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying May 2015 Notes is not assumed, no stock would be issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore zero, 26.6 million and 24.8 million shares were excluded from our calculations of net income per diluted share for the years ended December 31, 2015, 2014 and 2013, respectively, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 11.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 23.8 million and 29.0 million shares for the years ended December 31, 2015 and 2014, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 26.9 million and 32.7 million shares were excluded from our calculation of net income per diluted share for the years ended December 31, 2015 and 2014, because they have no effect on diluted net income per share. For information related to the conversion rates on our convertible debt, see Note 11.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the years ended December 31, 2015, 2014 and 2013, we excluded approximately 41,000, 35,000 and 115,000 shares underlying outstanding stock options, respectively, calculated on a weighted-average basis, from our net income per diluted share calculations because their effect was anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, we excluded approximately 450,000, zero, and zero shares, respectively, underlying restricted stock awards, calculated on a weighted-average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	December 31, 2015				December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$94,801	$—	$—	$94,801	$221,792	$—	$—	$221,792
Corporate securities	—	1,469	—	1,469	—	2,310	—	2,310
Foreign currency hedge contracts	—	2,802	—	2,802	—	4,069	—	4,069
Warrants	—	984	—	984	—	—	—	—
Royalty rights - at fair value	—	—	399,204	399,204	—	—	259,244	259,244
Total	$94,801	$5,255	$399,204	$499,260	$221,792	$6,379	$259,244	$487,415

There have been no transfers between levels during the years ended December 31, 2015 and 2014. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus (which was subsequently acquired by Salix, which itself was recently acquired by Valeant Pharmaceuticals) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its investigational fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim; and (e) from LG Life Sciences and Valeant Pharmaceuticals for sales of extended-release metformin tablets in Korea and Canada, respectively.

Under the terms of the Depomed Royalty Agreement, the Company receives all royalty and milestone payments due under license agreements between Depomed and its licensees until the Company has received payments equal to two times the cash payment it made to Depomed, after which all net payments received by Depomed will be shared evenly between the Company and Depomed.

The Depomed Royalty Agreement terminates on the third anniversary following the date upon which the later of the following occurs: (a) October 25, 2021, or (b) at such time as no royalty payments remain payable under any license agreement and each of the license agreements has expired by its terms.

As of December 31, 2015 and 2014, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The asset acquired represents a single unit of accounting. The fair value of the asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a seven-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At December 31, 2015, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $7.7 million or increase by $8.7 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. In February 2016, certain manufacturers of generic equivalents to Glumetza started to enter the market. Our current expected future cash flows anticipate a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $4.1 million or decrease by $3.9 million, respectively.

When PDL acquired the Depomed royalties, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. On June 18, 2015, Valeant Pharmaceuticals implemented a price increase on Glumetza and implemented an additional price increase on July 31, 2015. As of December 31, 2015, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We will monitor whether the acquisition or price increase by Valeant Pharmaceuticals has any effect on sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the near-term generic competition, we may not be able to fully assess the impact of the acquisition or price increase on sales of Glumetza and thus royalties on such sales paid to PDL. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $191.9 million and the maximum loss exposure was $191.9 million.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received PMA, in exchange for a $15.5 million cash payment, less fees.

The royalty rights acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over an eight-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $17.1 million and the maximum loss exposure was $17.1 million.

U-M Royalty Agreement

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

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.8 million or increase by $6.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $70.2 million and the maximum loss exposure was $70.2 million.

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

Under the terms of the ARIAD Royalty Agreement, the Company receives royalty payments at a royalty rate ranging from 2.5% to 7.5% of Iclusig revenue until the first to occur of (i) repurchase of the royalty rights by ARIAD or (ii) December 31, 2033. The annual royalty payments shall not exceed $20.0 million in any fiscal year for the years ended December 31, 2015 through December 31, 2018. If Iclusig revenue does not meet certain agreed-upon projections on an annual basis, PDL is entitled to certain royalty payments from net revenue of another ARIAD product, brigatinib, up to the amount of the shortfall from the projections for the applicable year.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $8.0 million or increase by $9.2 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $50.0 million and the maximum loss exposure was $50.0 million.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso ™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

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

As of December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.7 million or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $67.4 million and the maximum loss exposure was $67.4 million.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note was repaid by Avinger. Upon the repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at December 31, 2015, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5.0%, the fair value of this asset could decrease by $135,000 or increase by $151,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $127,000 or decrease by $127,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of December 31, 2015, the fair value of the asset acquired as reported in our Consolidated Balance Sheets was $2.5 million and the maximum loss exposure was $2.5 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the year ended December 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Royalty Rights - At Fair Value
December 31, 2014		$259,244

Transfer into Level 3		—
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	$68,367
Proceeds from royalty rights - at fair value	$(43,407)
Total net change in fair value for the period		24,960
Purchases, issues, sales, and settlements
Purchases		115,000

Ending Balance at December 31, 2015		$399,204

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Year Ended December 31,
(in thousands)	2015	2014

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$68,367	$44,927

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices and the Black-Scholes option pricing model.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	December 31, 2015			December 31, 2014
	Carrying Value	Level 2	Level 3	Carrying Value	Level 2	Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$55,970	$50,191	$—	$50,191
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
Avinger note receivable	—	—	—	20,611	—	20,760
LENSAR note receivable	42,271	—	42,618	39,668	—	40,451
Direct Flow Medical note receivable	51,852	—	51,992	50,397	—	49,940
Paradigm Spine note receivable	53,973	—	54,250	49,571	—	50,125
kaléo note receivable	146,778	—	146,789	151,574	—	151,073
CareView note receivable	18,640	—	19,495	—	—	—
Total	$364,905	$—	$372,314	$363,212	$—	$363,740
Liabilities:
Series 2012 Notes	$—	$—	$—	$22,261	$33,506	$—
May 2015 Notes	—	—	—	153,235	205,534	—
February 2018 Notes	232,835	—	197,946	276,228	289,665	—
Term loan	24,966	—	25,000	—	—	—
Total	$257,801	$—	$222,946	$451,724	$528,705	$—

As of December 31, 2015 and 2014, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable, CareView note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable differed from their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

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

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is secured by all assets and equity interests in Wellstat Diagnostics. In addition, the note is subject to a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On December 31, 2015, the carrying values of several of our notes receivable differed from their fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

5. Cash, Cash Equivalents and Investments

As of December 31, 2015 and 2014, we had invested our excess cash balances primarily in money market funds and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income (loss)" in stockholders’ equity, net of estimated taxes. See Note 4 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
December 31, 2015
Cash	$124,082	$—	$—	$124,082	$124,082	$—
Money market funds	94,801	—	—	94,801	94,801	—
Corporate securities	799	670	—	1,469	—	1,469
Total	$219,682	$670	$—	$220,352	$218,883	$1,469

December 31, 2014
Cash	$69,585	$—	$—	$69,585	$69,585	$—
Money market funds	221,792	—	—	221,792	221,792	—
Corporate securities	1,750	560	—	2,310	—	2,310
Total	$293,127	$560	$—	$293,687	$291,377	$2,310

We recognized approximately $997,000, $30,000 and zero, respectively, of gains on sales of available-for-sale securities in the years ended December 31, 2015, 2014 and 2013.

The unrealized gain on investments included in "Other comprehensive income (loss), net of tax," was approximately $435,000 and $364,000 as of December 31, 2015 and 2014, respectively.

6. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2015 and 2014, all outstanding Euro forward contracts and option contracts were classified as cash flow hedges.

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

The notional amounts, Euro exchange rates, fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2015		December 31, 2014
			(In thousands)		(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value	Notional Amount	Fair Value
Euro	1.256	Sell Euro	$—	$—	$6,000	$241
Euro	1.257	Sell Euro	—	—	15,750	728
Euro	1.259	Sell Euro	—	—	16,125	752
Euro	1.260	Sell Euro	16,500	2,802	33,000	1,468
Euro	1.270	Sell Euro	—	—	7,000	377
Euro	1.281	Sell Euro	—	—	8,000	503
Total			$16,500	$2,802	$85,875	$4,069

The location and fair values of our Euro forward contracts in our Consolidated Balance Sheets were as follows:

		December 31,
Cash Flow Hedge	Location	2015	2014
(In thousands)
Euro forward contracts	Prepaid and other current assets	$2,802	$3,352
Euro forward contracts	Other assets	$—	$717
Euro forward contracts	Accrued liabilities	$—	$—
Euro forward contracts	Other long-term liabilities	$—	$—

The effect of our derivative instruments in our Consolidated Statements of Income and our Consolidated Statements of Comprehensive Income were as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$4,626	$4,834	$(2,432)
Gain (loss) reclassified from accumulated OCI into "Queen et al. royalty revenue," net of tax (2)	$5,390	$(3,768)	$(1,510)
Net gain (loss) recognized in "Interest and other income, net" -- cash flow hedges (3)	$—	$5	$11
_________________________
(1) Net change in the fair value of the effective portion of cash flow hedges classified in OCI
(2) Effective portion classified as royalty revenue
(3) Ineffectiveness from excess hedge was approximately $0, ($5) and ($11) for the years ended December 31, 2015, 2014 and 2013, respectively.

A gain of approximately $1.8 million, net of tax, is expected to be reclassified from other comprehensive income (loss) against earnings in the next 12 months.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL has submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. We anticipate that the sale process will be completed during the second quarter of 2016.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing. The court in New York has yet to rule on the Company's motions for attachment and summary judgment.

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

Through the period ended December 31, 2015, PDL has advanced to Wellstat Diagnostics $12.9 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of December 31, 2015, PDL is legally owed $94.1 million, which includes principal, un-accrued interest, and funding of operations.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of December 31, 2015 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL's credit bid for the assets is successful.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013 to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of December 31, 2015. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of December 31, 2015, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral. Hyperion is considering other sources of financing and strategic alternatives, including selling the company.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen pursuant to which PDL would receive specified royalties on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which were to begin in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

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

At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares are classified as available for sale securities and recorded as short-term investments on the Consolidated Balance Sheets. In the third and fourth quarters of 2015, PDL sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 and $5.69 per share, totaling approximately $1.9 million.

As of December 31, 2015, PDL holds 293,732 shares of AxoGen common stock, which were valued at $1.5 million, which resulted in an unrealized gain of $0.7 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On September 22, 2015, Avinger elected as per the voluntary prepayment provision under the Avinger Credit and Royalty Agreement to prepay the note receivable in whole for a payment of $21.4 million in cash, which was the sum of the outstanding principal, interest and a prepayment fee.

Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger's net revenues until April 2018. Commencing in October 2015, after Avinger repaid the note receivable prior to its maturity date, the royalty on Avinger's net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 2018. PDL has accounted for the royalty rights in accordance with the fair value option.

LENSAR Credit Agreement

On October 1, 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The remaining $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bear interest at the rate of 15.5% per annum, payable quarterly in arrears.

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ending September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL agreed to fund LENSAR's operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, Lion Buyer LLC, a wholly owned subsidiary of Alphaeon, and LENSAR entered into the Asset Purchase Agreement whereby Lion Buyer agreed to acquire substantially all the assets and assumed certain liabilities of LENSAR subject to the satisfaction of certain closing conditions. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, Lion Buyer entered into an amended and restated credit agreement with PDL, assuming $42.0 million in loans as part of the borrowings under PDL’s prior credit agreement with LENSAR and changed its name to LENSAR, LLC. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL.

Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the assets of LENSAR, LLC. The loans bear interest of 15.5% per annum, payable quarterly in arrears. LENSAR, LLC may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth interest payment date. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans which is December 15, 2020.

PDL concluded that the amendment and restatement of the original LENSAR credit agreement shall be accounted for as a troubled debt restructuring due to the concession granted by PDL and LENSAR’s financial difficulties. PDL has recognized a loss on extinguishment of notes receivable of $4.0 million and expensed $3.0 million of closing fees as general & administrative costs as incurred at closing on December 15, 2015.

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods.

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

Principal repayment will commence on the 12th interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On December 21, 2015, Direct Flow Medical and PDL entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement.

On January 14, 2016, both parties agreed to provide Direct Flow Medical with an extension to waive the liquidity covenant and delay the timing of the interest payments through the period ending September 30, 2016.

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that we expect will be converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans.

The Company completed an impairment analysis as of December 31, 2015. Effective with this date and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. As of December 31, 2015, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

Principal repayment will commence on the 12th interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans will mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

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

As of December 31, 2015 and 2014, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q® units effectively immediately. Sanofi is the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q. While Sanofi has not identified the reason for the recall, press reports indicate that a small number of units have failed to activate or delivered inadequate doses of epinephrine. It is not known at this time when Sanofi will reintroduce Auvi-Q in the U.S. Subsequent to the recall, kaléo made a full and timely payment of $9.5 million, which included all principal and interest due in the fourth quarter of 2015.

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. At that time, all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® will be returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls substantially through the second quarter of 2016. kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but at this point it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At December 31, 2015, we determined an estimated fair value of the warrant of $1.0 million.

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 4.

8. Property and Equipment

	December 31,
(In thousands)	2015	2014
Leasehold improvements	$153	$153
Computer and office equipment	8,984	9,043
Furniture and fixtures	45	45
Total	9,182	9,241
Less accumulated depreciation and amortization	(9,151)	(9,179)
Property and equipment, net	$31	$62

9. Accrued Liabilities

	December 31,
(In thousands)	2015	2014
Compensation	$1,979	$1,332
Interest	4,107	6,210
Deferred revenue	87	—
Dividend payable	184	90
Legal	730	296
Other	922	948
Total	$8,009	$8,876

10. Commitments and Contingencies

Operating Leases

We currently occupy a leased facility in Incline Village, Nevada, with a lease term through May 2017. We also lease certain office equipment under operating leases. Rental expense under these arrangements totaled $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum operating lease payments for the years ended December 31, were as follows:

(In thousands)
2016	$174
2017	72
Total	$246

11. Convertible Notes and Term Loans

Convertible Notes and Term Loan activity for the years ended December 31, 2015 and 2014:

(In thousands)	Series 2012 Notes	May 2015 Notes	February 2018 Notes	Term Loan	Total
Balance at December 31, 2013	$172,630	$148,253	$—	$74,397	$395,280
Issuance and exchange	(152,784)	(200)	300,000	—	147,016
Payment	—	—	—	(75,000)	(75,000)
Non-cash discount	—	—	(29,726)	—	(29,726)
Discount amortization	2,415	5,182	5,954	603	14,154
Balance at December 31, 2014	22,261	153,235	276,228	—	451,724
Issuance and exchange	—	—	—	100,000	100,000
Payment	(22,337)	(155,050)	—	(75,000)	(252,387)
Repurchase	—	—	(53,553)	—	(53,553)
Non-cash Discount	—	—	—	(607)	(607)
Discount amortization	76	1,815	10,160	573	12,624
Balance at December 31, 2015	$—	$—	$232,835	$24,966	$257,801

Series 2012 Notes

In January 2012, we exchanged $169.0 million aggregate principal of new Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs were recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we exchanged an additional $10.0 million aggregate principal amount of the new Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

On February 6, 2014, the Company entered into exchange and purchase agreements with certain holders of approximately $131.7 million aggregate principal amount of outstanding Series 2012 Notes. The exchange agreement provided for the issuance by the Company of shares of common stock and a cash payment for the Series 2012 Notes being exchanged, and the purchase agreement provided for a cash payment for the Series 2012 Notes being repurchased. The total consideration given was approximately $191.8 million. The Company issued to the participating holders of the Series 2012 Notes a total of approximately 20.3 million shares of its common stock with a fair value of approximately $157.6 million and made an aggregate cash payment of approximately $34.2 million pursuant to the exchange and purchase agreements. Of the $34.2 million cash payment, $2.5 million is attributable to an inducement fee, $1.8 million is attributable to interest accrued through the date of settlement and $29.9 million is attributable to the repurchase of the Series 2012 Notes. It was determined that the exchange and purchase agreement represented an extinguishment of the related notes. As a result, a loss on extinguishment of $6.1 million was recorded. The $6.1 million loss on extinguishment included the de-recognition of the original issuance discount of $5.8 million and a $0.3 million charge resulting from the difference of the face value of the notes and the fair value of the notes. Immediately following the exchange, $48.3 million principal amount of the Series 2012 Notes was outstanding with approximately $2.1 million of remaining original issuance discount that was amortized over the remaining life of the Series 2012 Notes.

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

The Series 2012 Notes were due February 17, 2015, and bore interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On February 17, 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

The principal amount, carrying value and unamortized discount of the Series 2012 Notes were as follows:

December 31,
(In thousands)	2014
Principal amount of the Series 2012 Notes	$22,337
Unamortized discount of liability component	(76)
Net carrying value of the Series 2012 Notes	$22,261

Interest expense for the Series 2012 Notes on the Consolidated Statements of Income was as follows:

	Year ended December 31,
(In thousands)	2015	2014	2013
Contractual coupon interest	$80	$1,726	$5,158
Amortization of debt issuance costs	13	1,089	1,152
Amortization of debt discount	76	2,415	6,102
Total	$169	$5,230	$12,412

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

The carrying value and unamortized discount of the May 2015 Notes were as follows:

December 31,
(In thousands)	2014
Principal amount of the May 2015 Notes	$155,050
Unamortized discount of liability component	(1,815)
Net carrying value of the May 2015 Notes	$153,235

Interest expense for the May 2015 Notes on the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Contractual coupon interest	$1,938	$5,817	$5,822
Amortization of debt issuance costs	435	1,274	1,232
Amortization of debt discount	1,815	5,182	4,820
Total	$4,188	$12,273	$11,874

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ending on January 20, 2016 if the VWAP of PDL's common stock exceeded the strike price of the warrants on the date of conversion. Because the VWAP of our common stock never exceeded the strike price of the warrants PDL did not deliver any common stock to the warrant counterparties.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of our May 2015 Notes. The strike price is approximately $6.15, subject to further adjustment upon certain events including dividend payments, for the warrants.

Because the share price was above $5.23, but below $6.15, upon conversion of the Company's May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders.

While the purchased call options reduced the potential equity dilution upon conversion of our May 2015 Notes, prior to the conversion or exercise, our May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments. As of December 31, 2015 and 2014, there were no related warrants exercised.

The warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at December 31, 2015 and 2014. The purchased call options cost, including legal fees, of $20.8 million, less deferred taxes of $7.2 million, and the $10.9 million received for the warrant issuance, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the warrants continue to meet all criteria for equity classification.

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

On November 20, 2015, PDL's agent initiated the repurchase of $53.6 million in aggregate principal amount of its February 2018 Notes for $43.7 million in cash in four open market transactions. The closing of these transactions occurred on November 30, 2015.

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of December 31, 2015, our February 2018 Notes are not convertible. At December 31, 2015, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of the unwind transaction of the purchased call option, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At December 31, 2015, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of December 31, 2015, the remaining discount amortization period is 2.1 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	December 31, 2015	December 31, 2014
Principal amount of the February 2018 Notes	$246,447	$300,000
Unamortized discount of liability component	(13,612)	(23,772)
Net carrying value of the February 2018 Notes	$232,835	$276,228

Interest expense for the February 2018 Notes on our Consolidated Statements of Income was as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Contractual coupon interest	$11,786	$10,633
Amortization of debt issuance costs[1]	2,980	1,898
Amortization of debt discount[1]	10,160	5,954
Total	$24,926	$18,485
__________________
1 The amortization of debt issuance costs and debt discount for the year end December 31, 2015, includes $3.1 million and $0.9 million, respectively, which are recorded in gain (loss) on extinguishment of debt.

As of December 31, 2015 and 2014, the February 2018 Notes are not convertible. At December 31, 2015 and 2014, the if-converted value of the February 2018 Notes did not exceed the principal amount.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement and met all criteria for equity classification at inception and at December 31, 2015 and 2014. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consisted of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan were, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of December 31, 2015, the interest rate, based upon the adjusted Eurodollar rate, was 2.17%. Interest payments under the credit agreement were due on the interest payment dates specified in the credit agreement.

The credit agreement required amortization of the term loan in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016. This principal balance and outstanding interest was paid in full on February 12, 2016.

The Company’s obligations under the credit agreement were secured by a lien on a substantial portion of its assets.

The credit agreement contained affirmative and negative covenants that the Company believed were usual and customary for a senior secured credit agreement. The credit agreement also required compliance with certain financial covenants, including a maximum total leverage ratio, a debt service coverage ratio and a minimum liquidity covenant, in each case calculated as set forth in the credit agreement and compliance with which may be necessary to take certain corporate actions.

The credit agreement contained events of default that the Company believed were usual and customary for a senior secured credit agreement.

October 2013 Term Loan

On October 28, 2013, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The October 2013 Term Loan amount was for $75.0 million, with a term of one year.

The interest rates per annum applicable to amounts outstanding under the October 2013 Term Loan were, at the Company’s option, either (a) the base rate plus 1.00%, or (b) the Eurodollar rate plus 2.00% per annum. As of the final payment date, the interest rate was 2.22%. This principal balance and outstanding interest was paid in full on October 28, 2014.

As of December 31, 2015 and 2014, PDL was in compliance with all applicable debt covenants.

As of December 31, 2015, the future minimum principal payments under the February 2018 Notes were:

(In thousands)	February 2018 Notes
2016	$—
2017	—
2018	246,447
Total	$246,447

12. Other Long-Term Liabilities

	December 31,
(In thousands)	2015	2014
Accrued lease liability	$10,700	$10,700
Long-term incentive	1,318	578
Uncertain tax position	38,467	26,356
Dividend payable	165	68
Total	$50,650	$37,702

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of December 31, 2015, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $67.7 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Consolidated Balance Sheets as of December 31, 2015, and 2014, related to this guarantee.

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

We calculate stock-based compensation expense based on the number of awards ultimately expected to vest, net of estimated forfeitures. We estimate forfeiture rates at the time of grant and revise such rates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense was determined using the Black-Scholes option pricing model.

Stock-based compensation expense for employees and directors and non-employees for the years ended December 31, 2015, 2014 and 2013, is presented below:

	Year Ended December 31,
Stock-based Compensation	2015	2014	2013
(In thousands)
Employees and directors	$1,952	$1,157	$655
Non-employees	93	344	217
Total	$2,045	$1,501	$872

Stock-Based Incentive Plans

We currently have one active stock-based incentive plan under which we may grant stock-based awards to our employees, directors and non-employees.

The total number of shares of common stock authorized for issuance, shares of common stock issued upon exercise of options or grant of restricted stock, shares of common stock subject to outstanding awards and available for grant under this plan as of December 31, 2015, is as follows:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2005 Equity Incentive Plan(1)	6,200,000	1,515,868	—	4,684,132
2002 Outside Directors Stock Option Plan(2)	157,000	157,000	—	—
1999 Non-statutory Stock Option Plan(2)	4,966,183	4,966,183	—	—
1999 Stock Option Plan(2)	3,694,485	3,694,485	—	—
_________________________

(1)	As of December 31, 2015, there were 585,882 shares of unvested restricted stock awards outstanding.

(2)	Plan terminated in 2009, subject to options outstanding under the plan.

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

Stock Option Activity

A summary of our stock option activity is presented below:

	2015		2014		2013
	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of year	58	$5.41	172	$16.52	196	$16.22
Expired	(58)	$5.41	(114)	$22.08	(24)	$14.07
Outstanding at end of year	—	$—	58	$5.41	172	$16.52
Exercisable at end of year	—	$—	58	$5.41	172	$16.52

As of December 31, 2015, there are no stock options outstanding.

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

A summary of our restricted stock activity is presented below:

	2015		2014		2013
	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted-average grant-date fair value per share	Number of shares (in thousands)	Weighted- average grant-date fair value per share
Nonvested at beginning of year	277	$8.39	114	$7.45	120	$6.51
Awards granted	522	$6.40	312	$8.39	127	$7.5
Awards vested	(173)	$8.38	(149)	$7.67	(118)	$6.59
Forfeited	(40)	$7.79	—	$—	(15)	$7.07
Nonvested at end of year	586	$7.13	277	$8.39	114	$7.45

Stock-based compensation expense associated with our restricted stock for the years ended December 31, 2015, 2014 and 2013, was $2.0 million, $1.5 million and $0.9 million, respectively. As of December 31, 2015, the aggregate intrinsic value of non-vested restricted stock was $2.1 million. Total unrecognized compensation costs associated with non-vested restricted stock as of December 31, 2015, was $2.6 million, excluding forfeitures, which we expect to recognize over a weighted-average period of 2.0 years.

14. Cash Dividends

On January 26, 2016, our board of directors declared a quarterly dividend to be paid to our stockholders in the first quarter of 2016 of $0.05 per share of common stock, payable on March 11, 2016 to stockholders of record on March 4, 2016, the record date for the dividend payment.

On January 27, 2015, our board of directors declared a regular quarterly dividend of $0.15 per share of common stock, which were paid on March 12, June 12, September 11 and December 11 of 2015 to stockholders of record on March 5, June 5, September 4 and December 4 of 2015, the record dates for each of the dividend payments, respectively. We paid $98.3 million in dividends in 2015.

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

15. Customer Concentration

The percentage of total revenue earned from licensees net sales, which individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
	2015	2014	2013
Licensees
Genentech	70%	71%	81%
Biogen	9%	10%	11%

Total revenues by geographic area are based on the country of domicile of the counterparty to the agreement:

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$339,596	$334,325	$177,251
Europe	250,852	246,825	278,934
Other	—	75	75
Total revenues	$590,448	$581,225	$456,260

At December 31, 2015 and 2014, 100% of the net book value of our property and equipment was located in the United States.

16. Income Taxes

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current income tax expense
Federal	$168,164	$187,056	$134,619
State	12,112	22,631	3,726
Total current	180,276	209,687	138,345
Deferred income tax expense (benefit)
Federal	16,910	(29,095)	(416)
State	157	(1,564)	(583)
Total deferred	17,067	(30,659)	(999)
Total provision	$197,343	$179,028	$137,346

A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate compared to the income tax provision for income included in the Consolidated Statements of Income is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Tax at U.S. statutory rate on income before income taxes	$185,548	$175,445	$140,656
Change in valuation allowance	2,286	(5,390)	(2,055)
State taxes	1	1	1
Change in uncertain tax positions	8,717	7,395	(2,082)
Other	791	1,577	826
Total	$197,343	$179,028	$137,346

Deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of our net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$4,819	$5,441
Research and other tax credits	1,990	2,147
Intangible assets	—	14,125
Stock-based compensation	465	241
Accruals	1,146	662
Debt modifications	5,526	5,407
Capital loss carryforward	2,286	—
Other	12,023	8,500
Total deferred tax assets	28,255	36,523
Valuation allowance	(2,286)	—
Total deferred tax assets, net of valuation allowance	25,969	36,523
Deferred tax liabilities:
Deferred gain on repurchase of convertible notes	(572)	(762)
Intangible assets	(7,029)	—
Unrealized gain on foreign currency hedge contracts	(1,215)	(1,588)
Total deferred tax liabilities	(8,816)	(2,350)
Net deferred tax assets	$17,153	$34,173

As of December 31, 2015 and 2014, we had federal net operating loss carryforwards of $35.8 million and $37.5 million, respectively. We also had California net operating loss carryforwards of $215.5 million as of December 31, 2015 and 2014. The federal net operating loss carryforwards will expire in the year 2023 and the California net operating loss carryforwards will expire in 2019, if not utilized. As of December 31, 2015 and 2014, we had $19.3 million and $19.3 million, respectively, of state tax credit carryforwards that will expire in 2028, if not utilized. The net operating loss carryforwards and tax credit carryforwards which resulted from exercises of stock options were not recorded on the Consolidated Balance Sheet.

Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. We have an annual limitation on the utilization of our federal operating losses of $1.8 million for each of the years ending December 31, 2015 to 2022, and $1.3 million for the year ending December 31, 2023. As of December 31, 2015, we estimate that at least $22.0 million of federal net operating loss carryforwards and zero of the state net operating losses will expire unutilized.

During 2015, the Company determined that is was more likely than not that certain deferred tax carryforward assets would not be realized in the near future. As a result, $2.3 million valuation allowance against deferred tax assets was established during 2015. The net change in total valuation allowance for each of the years ending December 31, 2015 and 2014, was an increase of $2.3 million and a decrease of $5.4 million, respectively. The valuation allowance at December 31, 2015, is related to capital losses recognized during 2015 that have limited carryback and carryforward utilization. The Company does not have an expectation of future capital gains against which such losses could be utilized and as such determined that it was more likely than not that such deferred tax assets would not be realized.

A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2015, 2014 and 2013 is as follows:

	December 31,
(In thousands)	2015	2014	2013
Balance at the beginning of the year	$47,146	$32,419	$32,647
Increases related to tax positions from prior fiscal years	—	10,216	—
Increases related to tax positions taken during current fiscal year	9,979	11,006	5,490
Expiration of statute of limitations for the assessment of taxes from prior fiscal years	—	(6,495)	(5,718)
Balance at the end of the year	$57,125	$47,146	$32,419

The future impact of the unrecognized tax benefit of $57.1 million, if recognized, is as follows: $33.4 million would affect the effective tax rate and $23.7 million would result in adjustments to deferred tax assets. We periodically evaluate our exposures associated with our tax filing positions. During 2015, as a result of the evaluation of our uncertain tax positions, we increased the unrecognized tax benefits by $10.0 million primarily related to state items. As noted below, the Company is currently under audit by the California Franchise Tax Board. The timing of the audit resolution and the amount to be ultimately paid (if any) is uncertain. At this time, the Company does not anticipate a material change in the unrecognized tax benefits related to the California audit that would affect the effective tax rate or deferred tax assets over the next 12 months.

Estimated interest and penalties associated with unrecognized tax benefits increased income tax expense in the Consolidated Statements of Income by $2.3 million during the year ended December 31, 2015, and increased income tax expense by $1.3 million during the year ended December 31, 2014, and decreased income tax expense by $0.7 million during the year ended December 31, 2013. In general, our income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. Interest and penalties associated with unrecognized tax benefits accrued on the balance sheet were $5.1 million and $2.8 million as of December 31, 2015 and 2014, respectively. In May 2012, PDL received a “no-change” letter from the IRS upon completion of an examination of the Company's 2008 federal tax return. We are currently under income tax examination in the state of California for the tax years 2009, 2010, 2011 and 2012.

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

The balance of "Accumulated other comprehensive income (loss)," net of tax, was as follows:

(In thousands)	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on cash flow hedges	Total Accumulated Other Comprehensive Income (Loss)

Beginning Balance at December 31, 2012	$7	$(5,095)	$(5,088)
Activity for the year ended December 31, 2013	1,122	(922)	200
Balance at December 31, 2013	1,129	(6,017)	(4,888)

Activity for the year ended December 31, 2014	(765)	8,602	7,837
Balance at December 31, 2014	364	2,585	2,949

Activity for the year ended December 31, 2015	71	(764)	(693)
Ending Balance at December 31, 2015	$435	$1,821	$2,256

18. Legal Proceedings

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleges that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s '761 Patent. The Company has requested judgment that Merck has infringed the '761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the '761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the '761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey.

Wellstat Litigation

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics’ Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics’ Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the hearing. The court in New York has yet to rule on the Company’s motions for attachment and summary judgment.

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

Other Legal Proceedings

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

19. Subsequent Event

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note that we expect will be converted into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans.

The Company completed an impairment analysis as of December 31, 2015. Effective with this date and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. As of December 31, 2015, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. At that time, all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® will be returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q back to the market. PDL entered into a secured note purchase agreement with Accel 300, a wholly-owned subsidiary of kaléo, which as of December 31, 2015, had a principal balance of $144.8 million due to PDL. An interest reserve account previously set up as part of the note agreement will substantially cover interest payments due to PDL through the end of the second quarter of 2016, and kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

20. Quarterly Financial Data (Unaudited, In Thousands, Except Per Share Data)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$178,058	$124,618	$138,066	$149,706
Net income	$100,574	$69,459	$78,264	$84,498
Net income per basic share	$0.61	$0.42	$0.48	$0.52
Net income per diluted share	$0.61	$0.42	$0.47	$0.50

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$117,075	$164,594	$162,752	$136,804
Net income	$55,071	$102,235	$92,055	$72,883
Net income per basic share	$0.34	$0.64	$0.57	$0.48
Net income per diluted share	$0.32	$0.61	$0.52	$0.44

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Inherent Limitations on the Effectiveness of Controls

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

Our independent registered public accountants, PricewaterhouseCoopers LLP, audited the Consolidated Financial Statements included in this Annual Report and have issued an audit report on the effectiveness of our internal control over financial reporting. The report on the audit of internal control over financial reporting, and the report on the audit of the Consolidated Financial Statements appears in Item 8, "Financial Statement and Supplementary Data."

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. PricewaterhouseCoopers LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included under Item 8, "Financial Statements and Supplementary Data".

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2015.

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this report on Form 10-K.

(2)	Financial Statement Schedules

The financial statement schedules are omitted because the information is not applicable, not required under the instructions, or the information requested is set forth in our Consolidated Financial Statements or related notes thereto.

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

PDL BIOPHARMA, INC.

By:	/S/ JOHN P. MCLAUGHLIN
John P. McLaughlin
President and Chief Executive Officer

Date:	February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. MCLAUGHLIN	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2016
(John P. McLaughlin)

/S/ PETER S. GARCIA	Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016
(Peter S. Garcia)

/S/ STEFFEN PIETZKE	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2016
(Steffen Pietzke)

/S/ PAUL EDICK	Director	February 22, 2016
(Paul Edick)

/S/ DAVID GRYSKA	Director	February 22, 2016
(David Gryska)

/S/ JODY S. LINDELL	Director	February 22, 2016
(Jody S. Lindell)

/S/ DR. SAMUEL SAKS	Director	February 22, 2016
(Dr. Samuel Saks)

/S/ PAUL W. SANDMAN	Director	February 22, 2016
(Paul W. Sandman)

/S/ HAROLD E. SELICK	Director	February 22, 2016
(Harold E. Selick)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

3.1	Restated Certificate of Incorporation effective March 23, 1993 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed March 31, 1993)

3.2	Certificate of Amendment of Certificate of Incorporation effective August 21, 2001 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 14, 2002)

3.3	Certificate of Amendment of Certificate of Incorporation effective January 9, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2006)

3.4	Certificate of Designation, Preferences and Rights of the Terms effective August 25, 2006 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form 8-A filed September 6, 2006)

3.5	Third Amended and Restated Bylaws effective December 4, 2014 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 9, 2014)

3.6	Certificate of Amendment of Restated Certificate of Incorporation effective May 22, 2013 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 filed June 21, 2013)

4.1	Indenture between the Company and The Bank of New York Mellon, N.A., dated November 1, 2010 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 9, 2010)

4.2	Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed July 29, 2011)

4.3	Supplemental Indenture between the Company and The Bank of New York Mellon, N.A., dated May 16, 2011 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2011)

4.4	Indenture between the Company and The Bank of New York Mellon, N.A., dated January 5, 2012 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 6, 2012)

4.5
Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., dated February 12, 2014 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2014)

4.6
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

10.24*	Offer Letter between the Company and Christopher Stone, dated December 30, 2008 (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed March 1, 2010)

10.25	Settlement Agreement between the Company and Genentech, Inc., dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.26
Amended and Restated Patent Licensing master Agreement between the Company and Genentech, Inc., dated July 27, 2009 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 9, 2010) †

10.27
Amendments to Product Licenses and Settlement Agreement between the Company and Genentech, Inc. dated July 27, 2009 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 9, 2010)

10.28*	Offer Letter between the Company and Danny Hart, dated January 11, 2010 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2011)

10.29*	Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 26, 2011)

10.30*	2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed February 23, 2012)

10.31
Form of Exchange Agreement between the Company and certain holders of the Company's 2.875% Convertible Senior Notes due February 15, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 2, 2012)

10.32	Lease Agreement between 932936, LLC and the Company, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 3, 2012)

10.33	Credit Agreement between the Company and Merus Labs International, Inc., dated July 10, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10Q filed August 2, 2012)†

10.34	Revenue Interests Purchase Agreement between the Company and AxoGen, Inc., dated October 5, 2012 (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 1, 2013)†

10.35	Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 2, 2012 (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 1, 2013)†

10.36*	Separation Agreement between the Company and Bruce Tomlinson, dated November 30, 2012 (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K filed March 1, 2013)

10.37*	Offer Letter between the Company and Peter Garcia, dated March 27, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 29, 2013)

10.38*	2013 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.39*	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 9, 2013)

10.40*	Offer Letter between the Company and David Montez, executed July 4, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2013)

10.41	Credit Agreement between the Company and Avinger, Inc., dated April 18, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 8, 2013)†

10.42
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

10.44
Form of Purchase Agreement between the Company and a certain holder of the Company’s 2.875% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2014)

10.45	Form of Credit Agreement between the Company and certain borrowers (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K filed March 3, 2014)

10.46
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 30, 2013)

10.47
Royalty Purchase and Sale Agreement between the Company and Depomed, Inc. and Depo DR Sub, LLC, dated October 18, 2013 (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K filed March 3, 2014)†

10.48*	2014 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.49
Settlement Agreement among Genentech, Inc., F. Hoffman-la Roche Ltd. and the Company, dated January 31, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 12, 2014)†

10.50
Summary of omitted Credit Agreement between PDL BioPharma, Inc. and Paradigm Spine, LLC, dated February 14, 2014 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed May 12, 2014)

10.51	Note Purchase Agreement between the Company and Accel 300, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.52*	2014/18 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.53	First Amendment to Lease Agreement between 932936, LLC and the Company, effective May 27, 2014 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.54
First Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated June 19, 2014 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 18, 2014)†

10.55
Amendment No. 1 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed August 18, 2014)

10.56
Amendment No. 2 to Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of July 2, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 7, 2014)

10.57
Second Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated August 21, 2014 (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K filed February 23, 2015)†

10.58
Third Amendment to Amended and Restated Credit Agreement between the Company and Wellstat Diagnostics, LLC, dated November 4, 2014 (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K filed February 23, 2015)†

10.59	Exchange Agreement between Tang Capital Partners, LP and the Company, dated October 20, 2014 (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K filed February 23, 2015)

10.60	Schedule of Amendment to Omitted Credit Amendment between PDL BioPharma, Inc. and Direct Flow Medical (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K filed February 23, 2015)

10.61
Credit Agreement among the Company, as borrower, the lenders from time to time party thereto and Royal Bank of Canada, as administrative agent, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2015)

10.62*	2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.63*	2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 6, 2015)

10.64*
Employment Separation and Consultant Agreement between the Company and David L. Montez, executed April 21, 2015 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.65*	Offer Letter between the Company and Steffen Pietzke, executed May 19, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 24, 2015)

10.66	Second Amendment to Lease Agreement between 932936, LLC and the Company, effective May 19, 2015 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.67*	Amended and Restated 2005 Equity Incentive Plan effective May 28, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 5, 2015)

10.68*	Amended and Restated 2015 Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.69*	Amended and Restated 2015/19 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 4, 2015)

10.70
Revenue Interest Assignment Agreement, dated as of July 28, 2015, between ARIAD Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 4, 2015)†

10.71#	Schedule of Amendments to Omitted Credit Amendments between PDL BioPharma, Inc. and LENSAR, Inc. and between PDL BioPharma, Inc. and Paradigm Spine, LLC

12.1#	Ratio of Earnings to Fixed Charges

16.1	Letter from Ernst & Young LLP, dated September 16, 2014 (incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 16, 2014)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

23.2#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________________________

#	Filed herewith.

*	Management contract or compensatory plan or arrangement.

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