Form 10-Q
period 2016-03-31
PDL BIOPHARMA, INC.
filed 2016-05-04
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 25, 2016, there were 165,114,611 shares of the registrant’s Common Stock outstanding.

 PDL BIOPHARMA, INC.
2016 Form 10-Q

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

KMPG	KPMG, LLP
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto, fully retired on February 12, 2016
May 2015 Notes	3.75% Senior Convertible Notes due May 2015, fully retired on May 1, 2015
Merck	Merck & Co., Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
New LENSAR	LENSAR, LLC a wholly-owned subsidiary of Alphaeon (formerly known as Lion Buyer LLC)
Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, fully retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin, Herceptin, Lucentis, Xolair and Tysabri
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
U-M	University of Michigan
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between VB and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC
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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Royalties from Queen et al. patents	$121,455	$127,810
Royalty rights - change in fair value	(27,102)	11,362
Interest revenue	8,964	10,534
License and other	(193)	—
Total revenues	103,124	149,706

Operating expenses
General and administrative	9,846	7,666
Operating income	93,278	142,040

Non-operating expense, net
Interest and other income, net	113	86
Interest expense	(4,550)	(8,610)
Total non-operating expense, net	(4,437)	(8,524)

Income before income taxes	88,841	133,516
Income tax expense	32,954	49,018
Net income	$55,887	$84,498

Net income per share
Basic	$0.34	$0.52
Diluted	$0.34	$0.50

Weighted average shares outstanding
Basic	163,701	162,829
Diluted	163,835	170,412

Cash dividends declared per common share	$0.05	$0.60

 See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$55,887	$84,498

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	107	(38)
Adjustment for net (gains) losses realized and included in net income, net of tax	(124)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(17)	(38)
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	—	5,668
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	(1,821)	(669)
Total change in unrealized losses on cash flow hedges, net of tax(b)	(1,821)	4,999
Total other comprehensive income (loss), net of tax	(1,838)	4,961
Comprehensive income	$54,049	$89,459
 ______________________________________________
(a) Net of tax of ($9) and ($20) for the three months ended March 31, 2016 and 2015, respectively.
(b) Net of tax of ($981) and $2,692 for the three months ended March 31, 2016 and 2015, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$290,650	$218,883
Short-term investments	1,306	1,469
Deferred tax assets	—	981
Notes receivable	84,615	58,398
Prepaid and other current assets	607	2,979
Total current assets	377,178	282,710

Property and equipment, net	22	31
Royalty rights - at fair value	354,881	399,204
Notes and other receivables, long-term	287,241	306,507
Long-term deferred tax assets	26,358	16,172
Other assets	9,695	7,581
Total assets	$1,055,375	$1,012,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$662	$394
Accrued liabilities	7,253	8,009
Accrued income taxes	21,019	3,372
Term loan payable	—	24,966
Total current liabilities	28,934	36,741

Convertible notes payable	230,850	228,862
Other long-term liabilities	53,060	50,650
Total liabilities	312,844	316,253

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 165,115 and 164,287 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	1,651	1,643
Additional paid-in capital	(117,205)	(117,983)
Accumulated other comprehensive income	418	2,256
Retained earnings	857,667	810,036
Total stockholders' equity	742,531	695,952
Total liabilities and stockholders' equity	$1,055,375	$1,012,205
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$55,887	$84,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	2,461	4,066
Change in fair value of royalty rights - at fair value	27,102	(11,362)
Change in fair value of derivative asset	329	—
Other amortization, depreciation and accretion of embedded derivative	9	10
Gain on sale of available-for-sale securities	(136)	—
Stock-based compensation expense	786	501
Deferred income taxes	(8,215)	3,343
Changes in assets and liabilities:
Receivables from licensees and other	—	300
Prepaid and other current assets	(430)	(6,396)
Accrued interest on notes receivable	(1,951)	(2,594)
Other assets	(2,439)	11
Accounts payable	268	297
Accrued liabilities	(1,169)	(1,081)
Accrued income taxes	17,647	(3,293)
Other long-term liabilities	2,357	3,546
Net cash provided by operating activities	92,506	71,846
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	273	—
Proceeds from royalty rights - at fair value	17,221	938
Purchase of notes receivable	(5,000)	—
Net cash provided by investing activities	12,494	938
Cash flows from financing activities
Proceeds from term loan	—	100,000
Repurchase of convertible notes	—	(22,337)
Payment of debt issuance costs	—	(607)
Repayment of term loan	(25,000)	—
Cash dividends paid	(8,233)	(24,549)
Net cash provided by (used in) financing activities	(33,233)	52,507
Net increase in cash and cash equivalents	71,767	125,291
Cash and cash equivalents at beginning of the period	218,883	291,377
Cash and cash equivalents at end of period	$290,650	$416,668

Supplemental cash flow information
Cash paid for income taxes	$22,000	$52,000
Cash paid for interest	$5,001	$6,332
Stock issued to settle debt	$—	$9,794
Warrants received for notes receivable	$443	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K, filed with the SEC. The Condensed Consolidated Balance Sheet at December 31, 2015, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

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

Notes Receivable and Other Long-Term Receivables

We account for our notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral when the loan for which repayment is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

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

Queen et al. Royalty Revenues

Under our Queen Patent license agreements, the Company receives royalty payments based upon our licensees’ net sales of covered products. Generally, under these agreements we receive royalty reports from our licensees approximately one quarter in arrears, that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. We recognize royalty revenues when we can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues we report are not based upon our estimates and such royalty revenues are typically reported in the same period in which we receive payment from our licensees.

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

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlement. Under the terms of the legal settlement between Genentech and PDL, the first quarter of 2016 is the last period for which Genentech will pay royalties to PDL for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Royalty payments for Avastin, Herceptin, Xolair, Kadcyla and Perjeta accounted for 86% of the $121.5 million Queen et al. royalty revenue recognized in the first quarter of 2016. Other products from the Queen et al. patent licenses entitle us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. The amount of royalties we are due for product manufactured prior to patent expiry but sold after patent expiry is uncertain; however, the Company's revenues from payments made from these Queen et al. patent licenses and settlements will materially decrease in the second quarter of 2016. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support the Company's business model and ability to pay dividends.

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

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended March 31,
Licensee	Product Name	2016	2015
Genentech	Avastin	38%	26%
	Herceptin	38%	25%
	Xolair	13%	7%

Biogen	Tysabri®	14%	10%

Foreign Currency Hedging

From time to time, we may enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

Most recently, we hedged certain Euro-denominated currency exposures related to royalties associated with our licensees’ product sales with Euro forward contracts. In general, those contracts are intended to offset the underlying Euro market risk in our royalty revenues. The last of those contracts expired in the fourth quarter of 2015 and was settled in the first quarter of 2016. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

At the inception of each hedging relationship and on a quarterly basis, we assess the hedge effectiveness. The fair value of the Euro forward contracts was estimated using pricing models with readily observable inputs from actively quoted markets and was disclosed on a gross basis. The aggregate unrealized gains or losses, net of tax, on the effective component of the hedge was recorded in stockholders’ equity as "Accumulated other comprehensive income." Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of our hedge contracts is reported in "Interest and other income, net" in the period the ineffectiveness occurs.

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

Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for the Company beginning in the first quarter of 2016. The Company adopted this update in the first quarter of 2016 resulting in an immaterial impact on its unaudited condensed consolidated results of operations, financial position and cash flows. At December 31, 2015, the Company had $4.0 million in unamortized debt expense that was classified as a long-term asset and reclassified as a contra liability included in long-term debt. As of March 31, 2016, long-term debt included a contra liability of $3.5 million for unamortized debt expense previously recognized as a long-term asset.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. ASU No. 2015-17 was adopted on a prospective basis by the Company in the first quarter of 2016, thus resulting in the reclassification of $1.0 million of current deferred tax liabilities to non-current on the accompanying condensed consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s results of operations, financial positions or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its unaudited Condensed Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's unaudited Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which seeks to increase transparency and comparability among organizations by, among other things, recognizing lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP and disclosing key information about leasing arrangements.  For public entities, ASU No. 2016-02 becomes effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the provisions of ASU No. 2016-02 and assessing the impact, if any, it may have on the Company’s unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The new guidance mainly requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively while a cumulative-effective adjustment in retained earnings would be made for tax benefits that had not previously been recognized and potential changes to forfeiture recognition.  Cash flow presentation changes can be applied prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption, the ASU may result in approximately $7.5 million cumulative-effect adjustment in retained earnings associated with tax benefits that were not previously recognized. The Company is continuing to evaluate the impact of the updated standard on its consolidated results of operations, financial position and cash flows.

2. Net Income per Share

	Three Months Ended
	March 31,
Net Income per Basic and Diluted Share:	2016	2015
(in thousands except per share amounts)
Numerator
Income used to compute net income per basic and diluted share	$55,887	$84,498

Denominator
Total weighted average shares used to compute net income per basic share	163,701	162,829
Restricted stock outstanding	134	28
Effect of dilutive stock options	—	18
Assumed conversion of Series 2012 Notes	—	666
Assumed conversion of warrants	—	1,927
Assumed conversion of May 2015 Notes	—	4,944
Shares used to compute net income per diluted share	163,835	170,412

Net income per share - basic	$0.34	$0.52
Net income per share - diluted	$0.34	$0.50

We compute net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued under our stock options and restricted stock awards, the Series 2012 Notes and the May 2015 Notes on a weighted average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of the February 2015 Notes was exchanged for the Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of the February 2015 Notes was exchanged for the Series 2012 Notes and the February 2015 Notes were retired. In the first quarter of 2014, $131.7 million aggregate principal of the Series 2012 Notes was retired in a privately negotiated exchange and purchase agreement, and in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. In the first quarter of 2015, the Company completed the retirement of the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

In May 2011, we issued the May 2015 Notes, and in January and February 2012 we issued the Series 2012 Notes. The Series 2012 Notes and May 2015 Notes were net share settled, with the principal amount settled in cash and the excess settled in our common stock. The weighted-average share adjustments related to the Series 2012 Notes and May 2015 Notes, shown in the table above, include the shares issuable in respect of such excess.

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

May 2015 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share zero and zero shares for the three months ended March 31, 2016 and 2015, respectively, for warrants issued in 2011, because the exercise price of the warrants was lower than the average market price of our common stock and thus, no stock was issuable upon conversion. Our purchased call options, issued in 2011, will always be anti-dilutive and therefore zero and 27.1 million shares were excluded from our calculations of net income per diluted share for the three months ended March 31, 2016 and 2015, respectively, because they have no effect on net income per diluted share. For information related to the conversion rates on our convertible debt, see Note 9.

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 23.8 million and 29.0 million shares for the three months ended March 31, 2016 and 2015, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 26.9 million and 32.7 million shares were excluded from our calculation of net income per diluted share for the three months ended March 31, 2016 and 2015, because they have no effect on net income per diluted share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended March 31, 2016 and 2015, we excluded approximately 1,039,000 and 233,000 shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$199,546	$—	$—	$199,546	$94,801	$—	$—	$94,801
Corporate securities	—	1,306	—	1,306	—	1,469	—	1,469
Foreign currency hedge contracts	—	—	—	—	—	2,802	—	2,802
Warrants	—	656	443	1,099	—	984	—	984
Royalty rights - at fair value	—	—	354,881	354,881	—	—	399,204	399,204
Total	$199,546	$1,962	$355,324	$556,832	$94,801	$5,255	$399,204	$499,260

There have been no transfers between levels during each of the three-month periods ended March 31, 2016, and December 31, 2015. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

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

As of March 31, 2016, and December 31, 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over an eight-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $7.6 million or increase by $8.5 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $3.6 million or decrease by $3.6 million, respectively.

When PDL acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. In mid-2015, Valeant Pharmaceuticals implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by PDL to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Management revised based on the analysis performed the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2016, a manufacturer of generic equivalents to Glumetza entered the market. At March 31, 2016, management evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited data. Our expected future cash flows at year-end 2015 anticipated a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. However, based on the most recent demand and supply data of Glumetza it appears that the loss of market share progressed more rapidly than forecasted at year-end 2015.

As of March 31, 2016, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We continue to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, we may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

As of March 31, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $143.9 million and the maximum loss exposure was $143.9 million.

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

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over an eight-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of March 31, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $17.3 million and the maximum loss exposure was $17.3 million.

U-M Royalty Agreement

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015 and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.6 million or increase by $6.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $71.6 million and the maximum loss exposure was $71.6 million.

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

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.9 million or increase by $9.1 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $50.2 million and the maximum loss exposure was $50.2 million.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grüenthal is expected to launch Zalviso in the Second quarter of 2016 and PDL will begin receiving royalties shortly thereafter.

As of March 31, 2016, and December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.7 million or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $69.6 million and the maximum loss exposure was $69.6 million.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note was repaid by Avinger. Upon the repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $113,000 or increase by $126,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $116,000 or decrease by $116,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of March 31, 2016, the fair value of the royalty asset as reported in our Condensed Consolidated Balance Sheet was $2.3 million and the maximum loss exposure was $2.3 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the three months ended March 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Royalty Rights	Preferred Stock Warrants
Fair value as of December 31, 2015	$399,204	$—

Fair value of financial instruments purchased	—	443
Total net change in fair value for the period
Change in fair value of royalty rights - at fair value	(27,102)	—
Proceeds from royalty rights - at fair value	(17,221)	—
Total net change in fair value for the period	(44,323)	—

Fair value as of March 31, 2016	$354,881	$443

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$(27,102)	$11,362

Foreign Currency Hedge Contracts

The fair value of the foreign currency hedge contracts is estimated based on pricing models using readily observable inputs from actively quoted markets and are disclosed on a gross basis.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices or estimated fair value of the underlying equity security and the Black-Scholes option pricing model.

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	March 31, 2016				December 31, 2015
	Carrying Value		Fair Value Level 2	Fair Value Level 3	Carrying Value		Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191		$—	$53,670	$50,191		$—	$55,970
Hyperion note receivable	1,200		—	1,200	1,200		—	1,200
LENSAR note receivable	43,909		—	44,573	42,271		—	42,618
Direct Flow Medical note receivable	56,934		—	56,640	51,852		—	51,992
Paradigm Spine note receivable	54,151		—	55,023	53,973		—	54,250
kaléo note receivable	146,754		—	145,533	146,778		—	146,789
CareView note receivable	18,717		—	20,128	18,640		—	19,495
Total	$371,856		$—	$376,767	$364,905		$—	$372,314

Liabilities:
February 2018 Notes	$230,850	*	$220,570	$—	$228,862	*	$197,946	$—
March 2015 Term Loan	—		—	—	24,966		—	25,000
Total	$230,850		$220,570	$—	$253,828		$197,946	$25,000
* Effective January 1, 2016, the Company adopted ASU 2015-03 and changed its method of presentation relating to debt issuance cost. Prior to 2016, the Company's policy was to present these costs in other assets on the consolidated balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related debt. As a result, we reclassified $3.5 million and $4.0 million of deferred financing costs as of March 31, 2016 and December 31, 2015, respectively, from other assets, which are currently presented as a direct deduction to the February 2018 Notes.

As of March 31, 2016 and December 31, 2015, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable, CareView note receivable and Direct Flow Medical note receivable, were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return. In some instances the carrying values of certain notes receivable differed from their estimated fair market values. This is generally the result of discount rates used when performing a discounted cash flow for fair value valuation purposes.

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

The Wellstat Diagnostics Note Receivable and Credit Agreement, as amended and restated, is secured by substantially all assets and equity interests in Wellstat Diagnostics. In addition, the note is subject to a guaranty from the Wellstat Diagnostics Guarantors. The estimated fair value of the collateral assets was determined by using an asset approach and discounted cash flow model related to the underlying collateral and was adjusted to consider estimated costs to sell the assets.

On March 31, 2016, the carrying values of several of our notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of our convertible notes were determined using quoted market pricing or dealer quotes.

4. Cash, Cash Equivalents and Investments

As of March 31, 2016, and December 31, 2015, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments, and we do not require collateral for our investment activities.

Summary of Cash and Available-For-Sale Securities	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
March 31, 2016
Cash	$91,104	$—	$—	$91,104	$91,104	$—
Money market funds	199,546	—	—	199,546	199,546	—
Corporate securities	663	643	—	1,306	—	1,306
Total	$291,313	$643	$—	$291,956	$290,650	$1,306

December 31, 2015
Cash	$124,082	$—	$—	$124,082	$124,082	$—
Money market funds	94,801	—	—	94,801	94,801	—
Corporate securities	799	670	—	1,469	—	1,469
Total	$219,682	$670	$—	$220,352	$218,883	$1,469

For the three months ended March 31, 2016 and December 31, 2015, we recognized approximately $136,000 and $997,000, on sales of available-for-sale securities.

The unrealized gain on investments included in "Other comprehensive income (loss), net of tax" was approximately $418,000 and $435,000 as of March 31, 2016, and December 31, 2015, respectively.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2015, all outstanding Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of March 31, 2016.

In January 2012, we modified our then-existing Euro forward and option contracts related to our licensees’ sales through December 2012 into Euro forward contracts with more favorable rates. Additionally, we entered into a series of Euro forward contracts covering the quarters in which our licensees’ sales occurred through December 2014. In October 2014, we entered an additional series of Euro forward contracts covering the quarters in which our licensees' sales occurred through December 2015.

During the third quarter of 2012, we reduced our forecasted exposure to the Euro for 2013 royalties. We de-designated and terminated certain forward contracts, due to our determination that certain cash flows under the de-designated contracts were not probable to occur, and recorded a gain of approximately $391,000 to "Interest and other income, net," which was reclassified from other comprehensive income (loss), net of tax effects. The termination of these contracts was effected through a reduction in the notional amount of the original hedge contracts.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2015
			(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value
Euro	1.260	Sell Euro	$16,500	$2,802

 The location and fair values of our Euro forward contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	March 31, 2016	December 31, 2015
(In thousands)
Euro forward contracts	Prepaid and other current assets	$—	$2,802

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended
	March 31,
	2016	2015
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$—	$5,668
Gain (loss) reclassified from accumulated OCI into "Queen et al. royalty revenue," net of tax (2)	$1,821	$669
 _______________________________
(1) Net change in the fair value of cash flow hedges, net of tax.
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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to PDL. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United Stated Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code.

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

Through the period ended March 31, 2016, PDL has advanced to Wellstat Diagnostics $15.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of March 31, 2016, PDL is owed $108.4 million, which includes unpaid principal, and interest and repayment of amounts funded for ongoing operations of Wellstat Diagnostics.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of March 31, 2016 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL's credit bid for the assets is successful.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of March 31, 2016. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of March 31, 2016, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen providing for the payment of specified royalties to PDL on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which began in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

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

In March 2016, PDL sold on the open market 50,000 shares of AxoGen’s common stock at $5.44 per share, resulting in a gain totaling approximately $136,000.

As of March 31, 2016, PDL held 243,732 shares of AxoGen common stock, which were valued at $1.3 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ended September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL agreed to fund LENSAR's operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, New LENSAR, a wholly owned subsidiary of Alphaeon, and LENSAR entered into the Asset Purchase Agreement whereby New LENSAR agreed to acquire substantially all the assets and assumed certain liabilities of LENSAR subject to the satisfaction of certain closing conditions. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, New LENSAR entered into an amended and restated credit agreement with PDL, assuming $42.0 million in loans as part of the borrowings under PDL’s prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL.

Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the equity interests and assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth interest payment date. The principal amount outstanding at commencement of repayment is to be repaid in equal installments until final maturity of the loans which is December 15, 2020.

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

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of March 31, 2016.

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Under the terms of the credit agreement, principal repayment will commence on the 12th interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note.

On February 26, 2016, PDL and Direct Flow Medical entered into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion option providing the right to convert the additional $5.0 million loan into equity of Direct Flow Medical at the option of PDL and (iii) provided for an additional $5.0 million convertible loan tranche, to be funded at the option of PDL. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At March 31, 2016, we determined an estimated fair value of the warrant of $0.4 million.

The Company completed an impairment analysis as of March 31, 2016. Effective as of this date and as a result of the waived defaults, we determined the loan to be impaired and we ceased to accrue interest revenue. As of March 31, 2016, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

Under the terms of the Paradigm Spine Credit Agreement, principal repayment will commence on the 12th interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

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

As of March 31, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls substantially through the second quarter of 2016. kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but as of March 31, 2016, it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At March 31, 2016, we determined an estimated fair value of the warrant of $0.7 million.

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 3.

7. Accrued Liabilities

	March 31, 2016	December 31, 2015
(In thousands)
Compensation	$2,933	$1,979
Interest	1,643	4,107
Deferred revenue	541	87
Dividend payable	143	184
Legal	1,218	730
Other	775	922
Total	$7,253	$8,009

8. Commitments and Contingencies

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $64.9 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		March 31,	March 31,		December 31,
Description	Maturity Date	2016	2016		2015
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$246,447	$230,850	*	$228,862	*
March 2015 Term Loan	February 15, 2016	$—	—		24,966
Total			$230,850		$253,828
* Effective January 1, 2016, the Company adopted ASU 2015-03 and changed its method of presentation relating to debt issuance cost. Prior to 2016, the Company's policy was to present these costs in other assets on the consolidated balance sheet, net of accumulated amortization. Beginning in 2016, the Company has presented these fees as a direct deduction to the related debt. As a result, we reclassified $3.5 million and $4.0 million of deferred financing costs as of March 31, 2016 and December 31, 2015, respectively, from other assets, which are currently presented as a direct deduction to the February 2018 Notes.

Series 2012 Notes

In January 2012, we issued and exchanged $169.0 million aggregate principal of Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs were recognized over the life of the Series 2012 Notes as interest expense. In February 2012, we entered into separate privately negotiated exchange agreements under which we issued and exchanged an additional $10.0 million aggregate principal amount of the Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

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

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Contractual coupon interest	$—	$80
Amortization of debt issuance costs	—	13
Amortization of debt discount	—	76
Total	$—	$169

May 2015 Notes

On May 16, 2011, we issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes were due May 1, 2015, and we paid interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem our 2012 Notes.

On May 1, 2015, the Company completed the retirement of the remaining $155.1 million of aggregate principal of its May 2015 Notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

Interest expense for the May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Contractual coupon interest	$—	$1,454
Amortization of debt issuance costs	—	326
Amortization of debt discount	—	1,357
Total	$—	$3,137

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ended on January 20, 2016. Because the VWAP of our common stock never exceeded the strike price of the warrants PDL did not deliver any common stock to the warrant counterparties.

The purchased call option transactions and warrant sales effectively served to reduce the potential dilution associated with conversion of our May 2015 Notes.

Because the share price was above $5.72, but below $6.73, upon conversion of the Company's May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders.

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

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of March 31, 2016, our February 2018 Notes are not convertible. At March 31, 2016, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of this unwinding, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At March 31, 2016, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2016, the remaining discount amortization period is 1.8 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Principal amount of the February 2018 Notes	$246,447	$246,447
Unamortized discount of liability component	(15,597)	(17,585)
Net carrying value of the February 2018 Notes	$230,850	$228,862

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Contractual coupon interest	$2,464	$3,000
Amortization of debt issuance costs	438	543
Amortization of debt discount	1,550	1,747
Total	$4,452	$5,290

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, PDL entered into a credit agreement among the Company, the lenders party thereto and the Royal Bank of Canada, as administrative agent. The credit agreement consisted of a term loan of $100.0 million.

The interest rates per annum applicable to amounts outstanding under the term loan were, at the Company’s option, either (a) the alternate base rate (as defined in the credit agreement) plus 0.75%, or (b) the adjusted Eurodollar rate (as defined in the credit agreement) plus 1.75% per annum. As of February 12, 2016, the interest rate, based upon the adjusted Eurodollar rate, was 2.17%. Interest payments under the credit agreement were due on the interest payment dates specified in the credit agreement.

The credit agreement required amortization of the term loan in the form of scheduled principal payments on June 15, September 15 and December 15 of 2015, with the remaining outstanding balance due on February 15, 2016. This principal balance and outstanding interest was paid in full on February 12, 2016.

10. Other Long-Term Liabilities

	March 31,	December 31,
	2016	2015
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	2,142	1,318
Uncertain tax positions	39,989	38,467
Dividend payable	229	165
Total	$53,060	$50,650

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $64.9 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, related to this guarantee.

11. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table summarizes the Company’s stock option and restricted stock award activity during the three months ended March 31, 2016:

		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2015	4,684	586	$7.13
Granted	(828)	828	3.21
Balance at March 31, 2016	3,856	1,414	$4.82

12. Cash Dividends

On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on March 4, 2016. On March 11, 2016, we paid $8.2 million in connection with such dividend payment. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

13. Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015, was $33.0 million and $49.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended March 31, 2016 and 2015, by $1.2 million and $2.4 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2015	$435	$1,821	$2,256
Activity for the three months ended March 31, 2016	(17)	(1,821)	(1,838)
Ending Balance at March 31, 2016	$418	$—	$418

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

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Although the Queen et al. patents and related rights have expired, we are entitled under our license agreements to continue to receive royalties in certain instances based on net sales of products that were made prior to but sold after patent expiry. In addition, we are entitled to royalties based on know-how provided to a licensee, noted below with respect to Lilly. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies.

Our total revenues from licensees under our Queen et al. patents were $121.5 million and $127.8 million, net of rebates and foreign exchange hedge adjustments, for the three months ended March 31, 2016 and 2015.

Licensing Agreements for Marketed Products

In the three months ended March 31, 2016 and 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

Under the terms of the Settlement Agreement, Genentech paid a fixed royalty rate of 2.125% on worldwide sales of Avastin, Herceptin, Xolair, Perjeta and Kadcyla occurring on or before December 31, 2015. As a result of the Settlement Agreement, PDL will no longer receive any royalties on these products after the first quarter of 2016. Pursuant to the agreement, Genentech and Roche confirmed that Avastin, Herceptin, Lucentis, Xolair and Perjeta are licensed products as defined in the relevant license agreements between the parties, and further agreed that Kadcyla and Gazyva are licensed products. With respect to Lucentis, Genentech owed no royalties on U.S. sales occurring after June 30, 2013, and paid a royalty of 2.125% on all ex-U.S.-based Sales occurring on or before December 28, 2014. The royalty term for Gazyva remains unchanged from the existing license agreement pertaining thereto.

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

Licensing Agreements for Non-Marketed Products

Solanezumab is a Lilly-licensed monoclonal antibody for the treatment of Alzheimer's disease. If this antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. The 2% royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization. It is currently in Phase 3 testing with results expected in late 2016. On March 15, 2016, Lilly announced a change to the primary endpoint of this trial. The original trial design included co-primary endpoints of cognition and function. Lilly amended the trial design to include a single primary endpoint of cognition. The functional outcomes will be measured as key secondary endpoints. Lilly explained that the change was prompted by emerging scientific evidence that cognitive declines precede and predict functional declines. The change in endpoints affects the study’s data analysis but does not otherwise change the conduct of the study.

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expired in December 2014, and we expect a material decrease in payments related to the Queen et al. patents after the first quarter of 2016. Consequently, we have been acquiring income generating assets when such assets can be acquired on terms that allow us to increase the return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights, hybrid notes/royalty receivables and in some cases equity. We primarily focus our income generating asset acquisition strategy on commercial stage therapies and medical devices having strong economic fundamentals. However, we do not expect that our acquired income generating assets will, in the near term, replace completely the revenues we generated from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues will materially decrease after we stop receiving payments from these Queen et al. patent licenses and legal settlements, which accounted for 82% of our 2015 revenues. The continued success of the Company will become more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model and ability to pay dividends.

Notes and Other Long-Term Receivables

We enter into credit agreements with borrowers across the healthcare industry, under which PDL makes available cash advances to be used by the borrower. The obligations under the credit agreements are generally secured by a pledge of substantially all of the assets of the borrower and any of its subsidiaries.

At March 31, 2016, PDL had a total of six notes or notes/royalty (hybrid) receivable transactions outstanding, which are summarized below.

CareView

Deal Summary

In July 2015, PDL entered into a credit agreement with CareView, under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement each tranche has a five-year maturity and outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears. Principal repayment will commence on the ninth quarterly interest payment date of each tranche of loans. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. In addition, PDL has a security interest in substantially all of CareView’s assets.

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

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls substantially through the second quarter of 2016. kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

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

Under the terms of the Paradigm Spine Credit Agreement, principal repayment will commence on the twelfth interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine's German subsidiaries.

Technology

Paradigm Spine’s coflex® interlaminar stabilization device for patients with spinal stenosis was approved by the FDA in late 2012.

Direct Flow Medical

Deal Summary

In November 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical, to be used to refinance its existing credit facility and fund the commercialization of its transcatheter aortic valve system used to treat aortic stenosis. An initial $35.0 million was provided at the close of the transaction, with the remaining $15.0 million to be funded upon the achievement of a specified milestone. PDL funded the $15.0 million second tranche to Direct Flow Medical, net of fees in November 2014. Outstanding borrowings under the first tranche bore interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans.

The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On February 26, 2016, PDL and Direct Flow Medical enter into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion option providing the right to convert the additional $5.0 million loan into equity of Direct Flow Medical at the option of PDL and (iii) provided for an additional $5.0 million convertible loan tranche, to be funded at the option of PDL. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At March 31, 2016, we determined an estimated fair value of the warrant of $0.4 million.

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

In May 2015, PDL and LENSAR entered into a forbearance agreement as a result of LENSAR's failure to comply with a liquidity covenant and make interest payments due under the credit agreement. Between May and December 2015, PDL provided additional funding to LENSAR.

In December 2015, New LENSAR, a wholly owned subsidiary of Alphaeon assumed $42.0 million in loans as part of the borrowings under PDL’s original credit agreement with LENSAR in connection with Alphaeon's acquisition of substantially all of the assets of LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL. Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the equity interests and assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth quarterly interest payment date. The principal amount of outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans, which is December 15, 2020.

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

In August 2014, the Company delivered the Wellstat Diagnostics Borrower Notice which accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million. As of March 31, 2016, PDL is legally owed $108.4 million, which includes principal, un-accrued interest, and funded with respect to operations of Wellstat Diagnostics.

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

At March 31, 2016, PDL had a total of five royalty rights transactions outstanding, the most significant royalty transactions are summarized below.

AcelRx

Deal Summary

In September 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby PDL acquired a portion of the royalties on expected sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by its commercial partner, Grünenthal. Under the terms of the agreement, PDL paid AcelRx $65.0 million, and in exchange, PDL will receive 75% of the royalties AcelRx receives from Grünenthal as well as 80% of the first four commercial milestones subject to a capped amount until the earlier of occur of (i) receipt by PDL of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index. Zalviso is approved in the European Union. Grünenthal is expected to launch Zalviso in the second quarter of 2016 and PDL expects to begin receiving royalties shortly thereafter.

ARIAD

Deal Summary

In July 2015, PDL entered into the ARIAD Royalty Agreement, whereby PDL agreed to provide ARIAD with up to $200.0 million in revenue interest financing in exchange for royalties based on the net revenues of Iclusig® (ponatinib). Funding of the first $50.0 million occurred on the closing date of the agreement and an additional $50.0 million is to be funded on the 12-month anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $100.0 million at any time between the sixth and twelfth month anniversaries of the closing date.

Under the terms of the ARIAD Royalty Agreement, PDL will initially receive 2.5% of the worldwide net revenues of Iclusig until the one year anniversary of the closing date, at which time the royalty increases to 5.0% of the worldwide net revenues of Iclusig and remains until December 31, 2018. Beginning January 1, 2019 and thereafter, the royalty rate will increase to 6.5%, subject to an additional increase to 7.5% if PDL’s funding exceeds $150.0 million. If PDL does not receive payments equal to or greater than the total amount funded on or before the fifth anniversary of each of the respective fundings, ARIAD will pay PDL the difference between the amounts funded by PDL and the amounts paid to such date. In addition, PDL may receive royalties on a product currently in development at ARIAD in the event of certain shortfalls. PDL has a put option based upon certain events and ARIAD has a call option to repurchase the revenue interest at any time. Both the put and call prices have been pre-determined.

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

VB

Deal Summary

In June 2014, PDL entered into the VB Royalty Agreement, whereby PDL acquired the right to receive royalties on net sales of a pre-market approved spinal implant held by VB in exchange for $15.5 million cash payment. The royalty rights acquired include royalties accruing from and after April 1, 2014. PDL receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until PDL has received payments equal to two and three tenths times the cash payment it made to VB, after which all payment rights will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

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

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to us and could affect our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in our Annual Report on form 10-K for the fiscal year ended December 31, 2015 for additional factors that may impact our business and results of operations.

Dividend Payment

On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on March 4, 2016. On March 11, 2016, we paid $8.2 million in connection with such dividend payment. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

Critical Accounting Policies and Uses of Estimates

During the three months ended March 31, 2016, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Operating Results

Three months ended March 31, 2016, compared to three months ended March 31, 2015

Revenues

	Three Months Ended		Change from Prior
	March 31,
	2016	2015	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$121,455	$127,810	(5%)
Royalty rights - change in fair value	(27,102)	11,362	(339%)
Interest revenue	8,964	10,534	(15%)
License and other	(193)	—	N/M
Total revenues	$103,124	$149,706	(31%)
_______________________
N/M = Not meaningful

Total revenues were $103.1 million and $149.7 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, our Queen et al. royalty revenues consisted of royalties earned on sales of products under license agreements associated with our Queen et al. patents. During the three months ended March 31, 2016 and 2015, royalty rights - change in fair value consisted of revenues associated with the change in fair value of our royalty right assets, Depomed, U-M, VB, ARIAD, Avinger and AcelRx. Revenues for the three months ended March 31, 2015, are net of the payments made under the February 2011 settlement agreement with Novartis, which is based on a portion of the royalties that the Company receives from Lucentis sales made by Novartis outside the United States. No royalties were received on Lucentis sales after the first quarter of 2015 and consequently no payments were made to Novartis.

Total revenues decreased by 31% for the three months ended March 31, 2016, when compared to the same period in 2015. The decrease is primarily driven by the decrease in the Depomed royalty rights as the result of the recent generic competition for Glumetza, decreased interest revenues due to the Direct Flow Medical impairment and no interest revenues being recognized, decreased interest revenues due to the early payoff of the Avinger note receivable, and the conclusion of the Actemra and Lucentis license agreements, partially offset by increased royalties from sales of Perjeta, Xolair and Kadcyla and the conclusion of the Novartis rebate payments on sales of Lucentis.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three months ended March 31, 2016 and 2015:

		Three Months Ended
		March 31,
Licensee	Product Name	2016	2015
Genentech	Avastin	38%	26%
	Herceptin	38%	25%
	Xolair	13%	7%

Biogen	Tysabri	14%	10%

Foreign currency exchange rates also impact our reported revenues. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $70.0 million in royalty revenues, and when approximately $35.0 million is based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $3.5 million less in the current quarter than in the prior year's quarter.

For the three months ended March 31, 2016 and 2015, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as "Accumulated other comprehensive income". Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended March 31, 2016 and 2015, we recognized $2.8 million and $1.0 million, respectively, as additions in royalty revenues from our Euro forward contracts.

Operating Expenses

	Three Months Ended		Change from Prior
	March 31,
	2016	2015	Year %
(In thousands)
General and administrative	$9,846	$7,666	28%
Percentage of total revenues	10%	5%

The increase in operating expenses for the three months ended March 31, 2016, as compared to the same period in 2015, was a result of an increase in general and administrative expenses of $1.5 million for legal services mostly related to the asset management of Wellstat Diagnostics and $0.9 million for compensation, including stock-based compensation expenses.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the Series 2012 Notes and May 2015 Notes during the three months ended March 30, 2015. The decrease in interest expense for the three months ended March 31, 2016, as compared to the same period in 2015, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015, was $33.0 million and $49.0 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended March 31, 2016 and 2015, by $1.2 million and $2.4 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

Net Income per Share

Net income per share for the three months ended March 31, 2016 and 2015, is presented below:

	Three Months Ended
	March 31,
	2016	2015
Net income per share - basic	$0.34	$0.52
Net income per share - diluted	$0.34	$0.50

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

We had cash, cash equivalents and short-term investments in the aggregate of $292.0 million and $220.4 million at March 31, 2016, and December 31, 2015, respectively. The increase was primarily attributable to proceeds from royalty right payments of $17.2 million and cash generated by operating activities of $92.5 million, offset in part by the repayment of the March 2015 Term Loan for $25.0 million, payment of dividends of $8.2 million and an additional note receivable purchase of $5.0 million.

Although the last of our Queen et al. patents expired in December 2014, we expect to receive royalties beyond expiration based on the terms of our licenses and our legal settlements. We believe that cash from future revenues from acquired income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired income generating assets will result in cash flows to us, in the near term, that will replace the cashflows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cashflows will materially decrease after we stop receiving payments from these Queen et al. patent licenses and our legal settlements. The continued success of the Company will become significantly more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring cash flows going forward and to support our business model and ability to pay dividends.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, selling discreet assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock, payable on March 11 of 2016 to stockholders of record on March 4 of 2016, the record date for the dividend payments.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to PDL. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United Stated Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code.

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

Through the period ended March 31, 2016, PDL has advanced to Wellstat Diagnostics $15.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of March 31, 2016, PDL is owed $108.4 million, which includes unpaid principal and interest and repayment of amounts funded for ongoing operations of Wellstat Diagnostics.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of March 31, 2016 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. There can be no assurance that this will be true in the event of the Company’s foreclosure on the collateral, nor can there be any assurance of the timing in realizing value from such collateral, whether from the sale process currently underway or a subsequent monetization event if PDL's credit bid for the assets is successful.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of March 31, 2016. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of March 31, 2016, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, PDL entered into the AxoGen Royalty Agreement with AxoGen providing for the payment of specified royalties to PDL on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided PDL with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which began in the fourth quarter of 2014, and the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth year. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration PDL paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

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

In March 2016, PDL sold on the open market 50,000 shares of AxoGen’s common stock at $5.44 per share, resulting in a gain totaling approximately $136,000.

As of March 31, 2016, PDL held 243,732 shares of AxoGen common stock, which were valued at $1.3 million, which resulted in an unrealized gain of $0.6 million and is recorded in "Other comprehensive income (loss), net of tax."

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

On May 12, 2015, PDL entered into a forbearance agreement with LENSAR under which PDL agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, PDL agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ended September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or selling itself and repaying outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

On September 30, 2015, PDL agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but PDL agreed to fund LENSAR's operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, New LENSAR, a wholly owned subsidiary of Alphaeon, and LENSAR entered into the Asset Purchase Agreement whereby New LENSAR agreed to acquire substantially all the assets and assumed certain liabilities of LENSAR subject to the satisfaction of certain closing conditions. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, New LENSAR entered into an amended and restated credit agreement with PDL, assuming $42.0 million in loans as part of the borrowings under PDL’s prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to PDL.

Under the terms of the amended and restated credit agreement, PDL has a first lien security interest in substantially all of the equity interests and assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth interest payment date. The principal amount outstanding at commencement of repayment is to be repaid in equal installments until final maturity of the loans which is December 15, 2020.

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

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of March 31, 2016.

Direct Flow Medical Credit Agreement

On November 5, 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

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

Under the terms of the credit agreement, principal repayment will commence on the 12th interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

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

On January 28, 2016, PDL funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note.

On February 26, 2016, PDL and Direct Flow Medical entered into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion option providing the right to convert the additional $5.0 million loan into equity of Direct Flow Medical at the option of PDL and (iii) provided for an additional $5.0 million convertible loan tranche, to be funded at the option of PDL. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver periodat an exercise price of $0.01 per share. At March 31, 2016, we determined an estimated fair value of the warrant of $0.4 million.

The Company completed an impairment analysis as of March 31, 2016. Effective as of this date and as a result of the waived defaults, we determined the loan to be impaired and we ceased to accrue interest revenue. As of March 31, 2016, the estimated fair value of the collateral was determined to be in excess of that of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

Under the terms of the Paradigm Spine Credit Agreement, principal repayment will commence on the 12th interest payment date, December 31, 2016. The principal amount outstanding at commencement of repayment will be repaid in equal installments until final maturity of the loans. The loans mature on February 14, 2019. Paradigm Spine may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the Paradigm Spine Credit Agreement are secured by a pledge of substantially all of the assets of Paradigm Spine and its domestic subsidiaries and, initially, certain assets of Paradigm Spine’s German subsidiaries.

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

As of March 31, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

On February 18, 2016, PDL was advised that Sanofi and kaléo will terminate their license and development agreement later this year. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and they intend to evaluate the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. As of this date, despite the recall of Auvi-Q, it is projected that the interest reserve account alone is sufficient to cover possible interest shortfalls substantially through the second quarter of 2016. kaléo has indicated that it intends to make payments due to PDL under the note agreement until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but as of March 31, 2016, it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At March 31, 2016, we determined an estimated fair value of the warrant of $0.7 million.

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

As of March 31, 2016, and December 31, 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a seven-year period. The discount rates utilized range from approximately 21% to 25%. Significant judgment is required in selecting appropriate discount rates. At March 31, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $7.6 million or increase by $8.5 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $3.6 million or decrease by $3.6 million, respectively.

When PDL acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. In mid-2015, Valeant Pharmaceuticals implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by PDL to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Management revised based on the analysis performed the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2016, a manufacturer of generic equivalents to Glumetza entered the market. At March 31, 2016, management evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited data. Our expected future cash flows at year-end 2015 anticipated a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. However, based on the most recent demand and supply data of Glumetza it appears that the loss of market share progressed more rapidly than forecasted at year-end 2015.

As of March 31, 2016, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We continue to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, we may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

VB Royalty Agreement

On June 26, 2014, PDL entered into the VB Royalty Agreement, whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The royalty rights acquired include royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to two and three tenths times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June 26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over an eight-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.2 million or increase by $1.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

U-M Royalty Agreement

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015 and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities.

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.6 million or increase by $6.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed at each reporting period.

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

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a seven-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.9 million or increase by $9.1 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grüenthal is expected to launch Zalviso in the Second quarter of 2016 and PDL will begin receiving royalties shortly thereafter.

As of March 31, 2016, and December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.8 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.7 million or decrease by $1.7 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note was repaid by Avinger. Upon the repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at March 31, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $113,000 or increase by $126,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $116,000 or decrease by $116,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

Convertible Note

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

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of March 31, 2016, our February 2018 Notes are not convertible. At March 31, 2016, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of this unwinding, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At March 31, 2016, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of March 31, 2016, the remaining discount amortization period is 1.8 years.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at March 31, 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Note

As of March 31, 2016, our convertible note obligation consisted of our February 2018 Notes, which in the aggregate totaled $246.4 million in principal.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche of $4.0 million was drawn on the closing date of the amendment, net of fees, and the second tranche of $3.0 million is to be funded at the option of Paradigm Spine prior to June 30, 2016.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of March 31, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $64.9 million.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio was approximately $200.9 million at March 31, 2016, and $96.3 million at December 31, 2015, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $220.6 million at March 31, 2016, and $197.9 million at December 31, 2015, based on available pricing information. At March 31, 2016, and December 31, 2015, our convertible note consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. This obligation is subject to interest rate risk because the fixed interest rate under this obligation may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Reference is hereby made to our disclosures in “Commitment and contingencies” under Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the information under the headings "PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp", "Wellstat Litigation" and “Other Legal Proceedings” is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

During the three months ended March 31, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

ITEM 6.                      EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 4, 2016
PDL BIOPHARMA, INC. (REGISTRANT)

/s/ John P. McLaughlin
John P. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter S. Garcia
Peter S. Garcia
Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steffen Pietzke
Steffen Pietzke
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

10.1*#	Amended and Restated 2016 Annual Bonus Plan

10.2*#	Amended and Restated 2016/20 Long-Term Incentive Plan

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

*	Management contract or compensatory plan or arrangement

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