Form 10-Q
period 2016-06-30
PDL BIOPHARMA, INC.
filed 2016-08-04
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 25, 2016, there were 165,540,749 shares of the registrant’s Common Stock outstanding.

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

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
February 2015 Notes	2.875% Convertible Senior Notes due February 15, 2015, fully retired at September 30, 2013
February 2018 Notes	4.0% Convertible Senior Notes due February 1, 2018
GAAP	U.S. Generally Accepted Accounting Principles
Genentech	Genentech, Inc.
Genentech Products	Avastin®, Herceptin®, Lucentis®, Xolair®, Perjeta® and Kadcyla®
Genzyme	Genzyme Corporation (a Sanofi company)
Hyperion	Hyperion Catalysis International, Inc.
Incyte	Incyte Corporation
IRS	Internal Revenue Service

kaléo	kaléo, Inc. (formerly known as Intelliject, Inc.)
kaléo Revenue Interests
100% of the royalties from kaléo’s first approved product, Auvi-Q™ (epinephrine auto-injection, USP) (known as Allerject in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO (naloxone hydrochloride injection), collectively

KMPG	KPMG, LLP
Kythera	Kythera Biopharmaceuticals, Inc., a Delaware corporation.
LENSAR	LENSAR, Inc.
Lilly	Eli Lilly and Company
March 2015 Term Loan	Term Loan borrowed under the Credit Agreement, dated as of March 30, 2015, among PDL, the Royal Bank of Canada and lenders thereto, fully retired on February 12, 2016
May 2015 Notes	3.75% Senior Convertible Notes due May 2015, fully retired on May 1, 2015
Merck	Merck & Co., Inc.
Michigan Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of November 6, 2014, between The Regents of the University of Michigan and PDL
New LENSAR	LENSAR, LLC a wholly-owned subsidiary of Alphaeon (formerly known as Lion Buyer LLC)
Noden	Noden Pharma DAC
Noden Purchase Agreement
Asset Purchase Agreement, dated as of May 24, 2016, by and among Novartis AG, a company organized under the laws of Switzerland, Novartis Pharma AG, company organized under the laws of Switzerland, Speedel Holding AG, a company organized under the laws of Switzerland, collectively referred to as "Novartis") and Noden.

Novartis	Novartis AG
OCI	Other Comprehensive Income (Loss)
Paradigm Spine	Paradigm Spine, LLC
Paradigm Spine Credit Agreement	Paradigm Spine Credit Agreement, dated February 14, 2014, between Paradigm Spine and the Company
PDL, we, us, our, the Company	PDL BioPharma, Inc.
Queen et al. patents	PDL's patents in the United States and elsewhere covering the humanization of antibodies
Roche	F. Hoffman LaRoche, Ltd.
Salix	Salix Pharmaceuticals, Inc.
Santarus	Santarus, Inc.
SDK	Showa Denka K.K.
SEC	Securities and Exchange Commission
Series 2012 Notes	2.875% Series 2012 Convertible Senior Notes, fully retired on February 15, 2015
Settlement Agreement	Settlement Agreement between and among PDL, Genentech and Roche, dated January 31, 2014
SPCs	Supplementary Protection Certificates
SPC Products	Avastin, Herceptin, Lucentis, Xolair and Tysabri
Spin-Off	The spin-off by PDL of Facet
Takeda	Takeda Pharmaceuticals America, Inc.
U-M	University of Michigan
Valeant Pharmaceuticals	Valeant Pharmaceuticals International, Inc.
VB	Viscogliosi Brothers, LLC
VB Royalty Agreement	Royalty Purchase and Sale Agreement, dated as of June 26, 2014, between VB and PDL
VWAP	Volume-weighted average share price
Wellstat Diagnostics	Wellstat Diagnostics, LLC a/k/a Defined Diagnostics, LLC
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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Royalties from Queen et al. patents	$14,232	$116,884	$135,687	$244,694
Royalty rights - change in fair value	(855)	12,216	(27,957)	23,578
Interest revenue	7,343	8,966	16,307	19,500
License and other	327	—	134	—
Total revenues	21,047	138,066	124,171	287,772

Operating expenses
General and administrative	6,951	7,429	16,797	15,095
Acquisition-related costs	2,959	—	2,959	—
Total operating expenses	9,910	7,429	19,756	15,095
Operating income	11,137	130,637	104,415	272,677

Non-operating expense, net
Interest and other income, net	129	121	242	207
Interest expense	(4,461)	(7,199)	(9,011)	(15,809)
Total non-operating expense, net	(4,332)	(7,078)	(8,769)	(15,602)

Income before income taxes	6,805	123,559	95,646	257,075
Income tax expense	2,657	45,295	35,611	94,313
Net income	$4,148	$78,264	$60,035	$162,762

Net income per share
Basic	$0.03	$0.48	$0.37	$1.00
Diluted	$0.03	$0.47	$0.37	$0.97

Weighted average shares outstanding
Basic	163,791	163,544	163,729	163,188
Diluted	164,029	165,384	163,920	167,376

Cash dividends declared per common share	$0.05	$—	$0.10	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$4,148	$78,264	$60,035	$162,762

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	15	(151)	122	(189)
Adjustment for net (gains) losses realized and included in net income, net of tax	(433)	—	(557)	—
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	(418)	(151)	(435)	(189)
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	—	(1,305)	—	4,363
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	(1,739)	(1,821)	(2,408)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	(3,044)	(1,821)	1,955
Total other comprehensive income (loss), net of tax	(418)	(3,195)	(2,256)	1,766
Comprehensive income	$3,730	$75,069	$57,779	$164,528
 ______________________________________________
(a) Net of tax of ($225) and ($82) for the three months ended June 30, 2016 and 2015, respectively, and ($234) and ($102) for the six months ended June 30, 2016 and 2015, respectively.
(b) Net of tax of zero and ($1,639) for the three months ended June 30, 2016 and 2015, respectively, and ($981) and $1,053 for the six months ended June 30, 2016 and 2015, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$115,854	$218,883
Short-term restricted cash	105,938	—
Short-term investments	—	1,469
Receivables from licensees and other	2,881	—
Deferred tax assets	—	981
Notes receivable	95,359	58,398
Prepaid and other current assets	673	2,979
Total current assets	320,705	282,710

Property and equipment, net	18	31
Investments-other	75,000	—
Royalty rights - at fair value	339,338	399,204
Notes and other receivables, long-term	276,823	306,507
Long-term deferred tax assets	25,707	16,172
Other assets	11,600	7,581
Total assets	$1,049,191	$1,012,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,073	$394
Accrued liabilities	11,738	8,009
Accrued income taxes	9,793	3,372
Term loan payable	—	24,966
Total current liabilities	22,604	36,741

Convertible notes payable	232,847	228,862
Other long-term liabilities	55,088	50,650
Total liabilities	310,539	316,253

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 165,541 and 164,287 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	1,655	1,643
Additional paid-in capital	(116,542)	(117,983)
Accumulated other comprehensive income	—	2,256
Retained earnings	853,539	810,036
Total stockholders' equity	738,652	695,952
Total liabilities and stockholders' equity	$1,049,191	$1,012,205
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$60,035	$162,762
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	4,019	7,210
Change in fair value of royalty rights - at fair value	27,957	(23,578)
Change in fair value of derivative asset	747	—
Other amortization, depreciation and accretion of embedded derivative	13	20
Gain on sale of available-for-sale securities	(881)	—
Stock-based compensation expense	1,599	727
Deferred income taxes	(7,485)	8,358
Changes in assets and liabilities:
Receivables from licensees and other	(2,881)	(100)
Prepaid and other current assets	(496)	(695)
Accrued interest on notes receivable	(2,277)	(2,527)
Other assets	31	23
Accounts payable	679	383
Accrued liabilities	3,746	(102)
Accrued income taxes	6,421	(3,293)
Other long-term liabilities	3,525	6,712
Net cash provided by operating activities	94,752	155,900
Cash flows from investing activities
Purchase consideration paid in advance	(4,000)	—
Purchase of investments-other	(75,000)	—
Proceeds from sales of available-for-sale securities	1,681	—
Restricted cash	(105,938)	—
Proceeds from royalty rights - at fair value	31,909	2,091
Purchase of notes receivable	(5,000)	(5,226)
Net cash used in investing activities	(156,348)	(3,135)
Cash flows from financing activities
Proceeds from term loan	—	100,000
Repurchase of convertible notes	—	(177,387)
Payment of debt issuance costs	—	(607)
Repayment of term loan	(25,000)	(25,000)
Cash dividends paid	(16,433)	(49,083)
Net cash used in financing activities	(41,433)	(152,077)
Net increase (decrease) in cash and cash equivalents	(103,029)	688
Cash and cash equivalents at beginning of the period	218,883	291,377
Cash and cash equivalents at end of period	$115,854	$292,065

Supplemental cash flow information
Cash paid for income taxes	$34,000	$84,000
Cash paid for interest	$5,001	$9,655

Supplemental schedule of non-cash investing and financing activities
Stock issued to settle debt	$—	$9,794
Warrants received for notes receivable	$797	$(1,258)
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of PDL and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. Our accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC.

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

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlement. Under the terms of the legal settlement between Genentech and PDL, the first quarter of 2016 was the last period for which Genentech paid royalties to PDL for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Royalty payments for Avastin, Herceptin, Xolair, Kadcyla and Perjeta accounted for 86% of the $121.5 million Queen et al. royalty revenue recognized in the first quarter of 2016 and our royalties from our Queen et al. patents declined to $14.2 million in the second quarter of 2016. Other products from the Queen et al. patent licenses, such as Tysabri, entitle us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. The amount of royalties we are due for product manufactured prior to patent expiry but sold after patent expiry is uncertain; however, the Company's revenues from payments made from these Queen et al. patent licenses and settlements materially decreased in the second quarter of 2016. The continued success of the Company is dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support the Company's business model, and to pay amounts due on our debt as they become due.

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

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of our total revenues, was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Licensee	Product Name	2016	2015	2016	2015
Genentech	Avastin	0%	28%	31%	27%
	Herceptin	0%	29%	31%	27%
	Xolair	0%	8%	10%	8%

Biogen	Tysabri®	68%	10%	23%	10%

Depomed	Glumetza, Janumet and Jentadueto	20%	7%	N/M	6%

AcelRx	Zalviso	10%	0%	3%	0%

kaléo	Interest revenues	22%	4%	8%	3%
____________________
N/M = Not meaningful

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

Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for the Company beginning in the first quarter of 2016. The Company adopted this update in the first quarter of 2016 resulting in an immaterial impact on its unaudited condensed consolidated results of operations, financial position and cash flows. At December 31, 2015, the Company had $4.0 million in unamortized debt expense that was classified as a long-term asset and reclassified as a contra liability included in long-term debt. As of June 30, 2016, long-term debt included a contra liability of $3.1 million for unamortized debt expense previously recognized as a long-term asset.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, intended to improve the accounting for share-based payment transactions as part of its simplification initiative. The new guidance mainly requires entities to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the statement of income. The recognition of excess tax benefits and deficiencies and changes to diluted earnings per share are to be applied prospectively while a cumulative-effective adjustment in retained earnings would be made for tax benefits that had not previously been recognized and potential changes to forfeiture recognition.  Cash flow presentation changes can be applied prospectively or retrospectively. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption, the ASU may result in approximately $7.5 million cumulative-effect adjustment in retained earnings associated with tax benefits that were not previously recognized. The Company is continuing to evaluate the impact of the updated standard on its consolidated results of operations, financial position and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 has an effective date of the fiscal years beginning December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and assessing the impact, if any, it may have to the Company's consolidated results of operations, financial position and cash flows.

2. Net Income per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income per Basic and Diluted Share:	2016	2015	2016	2015
(in thousands except per share amounts)
Numerator
Income used to compute net income per basic and diluted share	$4,148	$78,264	$60,035	$162,762

Denominator
Total weighted average shares used to compute net income per basic share	163,791	163,544	163,729	163,188
Restricted stock outstanding	238	134	191	117
Effect of dilutive stock options	—	19	—	19
Assumed conversion of Series 2012 Notes	—	—	—	266
Assumed conversion of warrants	—	503	—	1,551
Assumed conversion of May 2015 Notes	—	1,184	—	2,235
Shares used to compute net income per diluted share	164,029	165,384	163,920	167,376

Net income per share - basic	$0.03	$0.48	$0.37	$1.00
Net income per share - diluted	$0.03	$0.47	$0.37	$0.97

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

February 2018 Notes Purchase Call Option and Warrant Potential Dilution

We excluded from our calculation of net income per diluted share 23.8 million shares for the three and six months ended June 30, 2016, respectively, and 29.0 million shares for the three and six months ended June 30, 2015, respectively, for warrants issued in February 2014, because the exercise price of the warrants exceeded the VWAP of our common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion. These securities could be dilutive in future periods. Our purchased call options, issued in February 2014, will always be anti-dilutive and therefore 26.9 million shares were excluded from our calculation of net income per diluted share for the three and six months ended June 30, 2016, respectively, and 32.7 million shares were excluded from our calculation of net income per diluted share for the three and six months ended June 30, 2015, because they have no effect on net income per diluted share. For information related to the conversion rates on our convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended June 30, 2016 and 2015, we excluded approximately 1,154,000 and 39,000 shares underlying restricted stock awards, respectively, and for the six months ended June 30, 2016 and 2015, we excluded approximately 1,095,000 and 38,000 shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from our net income per diluted share calculations because their effect was anti-dilutive.

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

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$59,630	$—	$—	$59,630	$94,801	$—	$—	$94,801
Certificates of deposit	—	75,000	—	75,000	—	—	—	—
Corporate securities	—	—	—	—	—	1,469	—	1,469
Foreign currency hedge contracts	—	—	—	—	—	2,802	—	2,802
Warrants	—	339	695	1,034	—	984	—	984
Royalty rights - at fair value	—	—	339,338	339,338	—	—	399,204	399,204
Total	$59,630	$75,339	$340,033	$475,002	$94,801	$5,255	$399,204	$499,260

As of June 30, 2016, PDL held $75.0 million in a long-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement described below. Except of the transfer of the long-term certificate of deposit into level 2, there have been no other transfers between levels during each of the three or six-month periods ended June 30, 2016, and December 31, 2015. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

Certificates of Deposit

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

As of June 30, 2016, and December 31, 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a ten-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $8.4 million or increase by $9.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $3.4 million or decrease by $3.4 million, respectively.

When PDL acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. In mid-2015, Valeant Pharmaceuticals implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by PDL to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2016, a manufacturer of generic equivalents to Glumetza entered the market. At March 31, 2016, management evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. Our expected future cash flows at year-end 2015 anticipated a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. However, based on the demand and supply data of Glumetza it appeared that the loss of market share progressed more rapidly than forecasted at year-end 2015. At the end of the second quarter in 2016, management re-evaluated, with the assistance of a third-party expert, the cash flow projections concluding that a further deterioration in the net pricing warranted revision of the assumptions used in the discounted cash flow model at June 30, 2016.

As of June 30, 2016, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We continue to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, we may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza or a further erosion in net pricing. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

In May 31, 2016, PDL obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with type 2 diabetes. In June 2016, PDL received a $6.0 million FDA approval milestone. The product approval was earlier than initially expected, based on the FDA approval and expected product launch, PDL has adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016.

As of June 30, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $136.6 million and the maximum loss exposure was $136.6 million.

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

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of June 30, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $14.6 million and the maximum loss exposure was $14.6 million.

U-M Royalty Agreement

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At June 30, 2016, a third party expert was engaged by PDL to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga's expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at June 30, 2016.

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.0 million or increase by $5.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.6 million or decrease by $1.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $64.0 million and the maximum loss exposure was $64.0 million.

ARIAD Royalty Agreement

On July 28, 2015, PDL entered into the ARIAD Royalty Agreement, whereby the Company acquired the rights to receive royalties payable from ARIAD's net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million is payable in two tranches of $50.0 million each, with the first tranche funded on the closing date and the second tranche to be funded on the first anniversary of the closing date. The ARIAD Royalty Agreement provided ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six and 12 months after the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, PDL has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. PDL has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

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

On May 9, 2016, ARIAD entered into a share purchase agreement with Incyte, pursuant to which ARIAD agreed to sell to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which is the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries.

On May 9, 2016, the Company and ARIAD agreed to amend the ARIAD Royalty Agreement to, among other things, include in the Iclusig Net Revenues calculation payable to the Company by ARIAD under the ARIAD Royalty Agreement, net sales of Iclusig made by Incyte once it takes over ARIAD’s commercialization operations with respect to Iclusig in the European Union and certain other countries. In addition, the Company and ARIAD agreed to restructure future funding under the ARIAD Royalty Agreement such that ARIAD’s option to draw up to an additional $100.0 million between January and July of 2016 was reduced to a maximum amount of up to an additional $40.0 million, which will be funded at ARIAD’s option in July of 2017 upon 90 days’ written notice to the Company. The amendment to the ARIAD Royalty Agreement did not affect the Company’s obligation to fund the second tranche of $50.0 million on the first anniversary of the ARIAD Royalty Agreement, which was funded on July 28, 2016.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.9 million or increase by $9.0 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $50.3 million and the maximum loss exposure was $50.3 million.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grüenthal launched Zalviso in the second quarter of 2016 and PDL expects to begin receiving royalties in the third quarter of 2016.

As of June 30, 2016, and December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.7 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2016, the fair value of the asset acquired as reported in our Condensed Consolidated Balance Sheet was $71.8 million and the maximum loss exposure was $71.8 million.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $93,000 or increase by $103,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $105,000 or decrease by $105,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of June 30, 2016, the fair value of the royalty asset as reported in our Condensed Consolidated Balance Sheet was $2.1 million and the maximum loss exposure was $2.1 million.

The following tables summarize the changes in Level 3 assets and the gains and losses included in earnings for the six months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Royalty Rights	Preferred Stock Warrants
Fair value as of December 31, 2015	$399,204	$—

Fair value of financial instruments purchased	—	797
Total net change in fair value for the period
Change in fair value	(27,957)	(102)
Proceeds	(31,909)	—
Total net change in fair value for the period	(59,866)	(102)

Fair value as of June 30, 2016	$339,338	$695

Gains and losses included in earnings for each period are presented in "Royalty rights - change in fair value" as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Total change in fair value for the period included in earnings for assets held at the end of the reporting period	$(855)	$12,216	$(27,957)	$23,578

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	June 30, 2016			December 31, 2015
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,468	$50,191	$—	$55,970
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable	43,909	—	46,229	42,271	—	42,618
Direct Flow Medical note receivable	57,022	—	60,537	51,852	—	51,992
Paradigm Spine note receivable	54,332	—	54,450	53,973	—	54,250
kaléo note receivable	146,731	—	145,494	146,778	—	146,789
CareView note receivable	18,797	—	19,500	18,640	—	19,495
Total	$372,182	$—	$379,878	$364,905	$—	$372,314

Liabilities:
February 2018 Notes	$232,847	$234,125	$—	$228,862	$197,946	$—
March 2015 Term Loan	—	—	—	24,966	—	25,000
Total	$232,847	$234,125	$—	$253,828	$197,946	$25,000

As of June 30, 2016 and December 31, 2015, the estimated fair values of our Paradigm Spine note receivable, kaléo note receivable, Hyperion note receivable, Avinger note receivable, LENSAR note receivable, CareView note receivable and Direct Flow Medical note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return.

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

On June 30, 2016, the carrying values of several of our notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. We determined these notes receivable to be Level 3 assets, as our valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, we considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

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

4. Cash, Cash Equivalents and Investments

As of June 30, 2016, and December 31, 2015, we had invested our excess cash balances primarily in money market funds, and a corporate equity security. Our securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments, and we do not require collateral for our investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, short-term restricted cash, or short-term investments as of June 30, 2016, and December 31, 2015:

				Reported as:
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Restricted Cash	Short-Term Investments
(In thousands)
June 30, 2016
Cash	$162,162	$—	$162,162	$56,224	$105,938	$—
Money market funds	59,630	—	59,630	59,630	—	—
Total	$221,792	$—	$221,792	$115,854	$105,938	$—

December 31, 2015
Cash	$124,082	$—	$124,082	$124,082	$—	$—
Money market funds	94,801	—	94,801	94,801	—	—
Corporate securities	799	670	1,469	—	—	1,469
Total	$219,682	$670	$220,352	$218,883	$—	$1,469

For the three and six months ended June 30, 2016, we recognized approximately $746,000 and $882,000, on sales of available-for-sale securities, respectively. No gains or losses on sales of available-for-sale securities were recognized for the three and six months ended June 30, 2015.

The unrealized gain on investments included in "Other comprehensive income (loss), net of tax" was approximately zero and $435,000 as of June 30, 2016, and December 31, 2015, respectively.

As of June 30, 2016, PDL held $105.9 million in short-term restricted cash, as designated for payment of the acquisition consideration to be paid on July 1, 2016 for the Noden transaction, and held $75.0 million in a long-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement described below.

5. Foreign Currency Hedging

We designate the foreign currency exchange contracts used to hedge our royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on our Condensed Consolidated Balance Sheets as we have entered into a netting arrangement with the counterparty. As of December 31, 2015, all outstanding Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of June 30, 2016.

The notional amounts, Euro exchange rates and fair values of our Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2015
			(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value
Euro	1.260	Sell Euro	$16,500	$2,802

 The location and fair values of our Euro forward contracts in our Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	December 31, 2015
(In thousands)
Euro forward contracts	Prepaid and other current assets	$2,802

The effect of our derivative instruments in our Condensed Consolidated Statements of Income and our Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$—	$(1,305)	$—	$4,363
Gain (loss) reclassified from accumulated OCI into "Queen et al. royalty revenue," net of tax (2)	$—	$1,739	$1,821	$2,408
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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to PDL. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United Stated Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code. On June 15, 2016, in response to a Motion to Dismiss filed by the Company alleging, inter alia, that the New York Bankruptcy Court is not a proper venue for Defined Diagnostics to file for bankruptcy under Chapter 11, the New York Bankruptcy Court dismissed and transferred the action to the United States Bankruptcy Court in Delaware. On August 2, 2016 the Delaware Bankruptcy Court announced its decision to grant the Company’s motion to dismiss the chapter 11 petition with prejudice as a bad faith filing, which should result in the receivership sale in the Maryland Circuit Court proceeding promptly.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing.

On July 29, 2016, the Supreme Court of New York issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. The Supreme Court of New York has also set a hearing on August 23, 2016 to consider the implication of the status quo ante instruction on certain actions of the Wellstat Diagnostics Guarantors and whether to issue a writ of attachment.

On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision. This appeal does not stay the Supreme Court of New York from entering a money judgment for the balance owing based on the decision of the judicial hearing officer or special referee to be designated to determine the amount of the Obligations owing pursuant to the Memorandum of Decision.

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

Through the period ended June 30, 2016, PDL has advanced to Wellstat Diagnostics $16.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of June 30, 2016, PDL is owed $117.5 million, which includes unpaid principal, and interest and repayment of amounts funded for ongoing operations of Wellstat Diagnostics.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of June 30, 2016 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors' assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2016. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative. At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares were classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. In the third and fourth quarters of 2015, PDL sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 and $5.69 per share, resulting in a gain totaling approximately $1.9 million. In the first and second quarters of 2016, PDL sold 50,000 and 243,732 shares, respectively, at a price range between $5.44 and $6.10 per share, resulting in a gain totaling approximately $882,000.

As of June 30, 2016, PDL held zero shares of AxoGen common stock.

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

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of June 30, 2016.

The Company completed an impairment analysis as of June 30, 2016. Effective as of this date and as a result of the non-compliance with certain covenants, we determined the loan to be impaired and we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral underlying the LENSAR loan was determined to be in excess of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

On February 26, 2016, PDL and Direct Flow Medical entered into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion feature whereby the $5.0 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events and (iii) provided for a second $5.0 million convertible loan tranche commitment, to be funded at the option of PDL. The commitment for the second tranche was not funded and has since expired. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At June 30, 2016, we determined an estimated fair value of the warrants of $0.7 million.

On July 15, 2016, PDL and Direct Flow Medical entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. PDL funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans and a conversion feature whereby the $1.5 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events. In addition, Direct Flow Medical agreed to issue to PDL warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

The Company completed an impairment analysis as of June 30, 2016. Effective as of this date and as a result of the waived defaults, we determined the loan to be impaired and we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees. Paradigm Spine chose not to draw down the second tranche of $3.0 million and such tranche is no longer available.

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

As of June 30, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

On February 18, 2016, PDL was advised that Sanofi and kaléo would terminate their license and development agreement at a future date. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and kaléo is evaluating the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make interest payments due to PDL under the note purchase agreement and we expect that kaléo will fund future interest payments with existing cash until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but as of June 30, 2016, it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At June 30, 2016, we determined an estimated fair value of the warrant of $0.3 million.

For carrying value and fair value information related to our Notes and Other Long-term Receivables, see Note 3.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2016	December 31, 2015
(In thousands)
Compensation	$3,861	$1,979
Interest	4,107	4,107
Deferred revenue	1,118	87
Dividend payable	168	184
Legal	1,423	730
Other	1,061	922
Total	$11,738	$8,009

8. Commitments and Contingencies

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleges that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s '761 Patent. The Company has requested judgment that Merck has infringed the '761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the '761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the '761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey. On May 25, 2016, Merck filed a Motion to Bifurcate Discovery and Trial into Liability and Damages Phases. The Company filed an opposition to Merck’s motion. The court has not yet ruled on the motion.

Wellstat Litigation

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. The Supreme Court of New York has also set a hearing on August 23, 2016 to consider the implication of the status quo ante instruction on certain actions of the Wellstat Diagnostics Guarantors and whether to issue a writ of attachment. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision. This appeal does not stay the Supreme Court of New York from entering a money judgment for the balance owing based on the decision of the judicial hearing officer or special referee to be designated to determine the amount of the Obligations owing pursuant to the Memorandum of Decision.

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

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $62.0 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie. If AbbVie were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments.

We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, related to this guarantee. In future periods, we may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		June 30,	June 30,	December 31,
Description	Maturity Date	2016	2016	2015
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$246,447	$232,847	$228,862
March 2015 Term Loan	February 15, 2016	$—	—	24,966
Total			$232,847	$253,828

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

Interest expense for our Series 2012 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$—	$—	$—	$80
Amortization of debt issuance costs	—	—	—	13
Amortization of debt discount	—	—	—	76
Total	$—	$—	$—	$169

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

Interest expense for the May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$—	$484	$—	$1,938
Amortization of debt issuance costs	—	109	—	435
Amortization of debt discount	—	458	—	1,815
Total	$—	$1,051	$—	$4,188

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

In addition, we sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying our May 2015 Notes. We received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ended on January 20, 2016. Because the VWAP of our common stock never exceeded the strike price of the warrants, PDL did not deliver any common stock to the warrant counterparties.

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

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of June 30, 2016, our February 2018 Notes are not convertible. At June 30, 2016, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of this unwinding, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At June 30, 2016, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2016, the remaining discount amortization period is 1.6 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Principal amount of the February 2018 Notes	$246,447	$246,447
Unamortized discount of liability component	(13,600)	(17,585)
Net carrying value of the February 2018 Notes	$232,847	$228,862

Interest expense for our February 2018 Notes on our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$2,464	$3,000	$4,928	$6,000
Amortization of debt issuance costs	442	546	880	1,089
Amortization of debt discount	1,555	1,776	3,105	3,523
Total	$4,461	$5,322	$8,913	$10,612

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

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

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	June 30,	December 31,
	2016	2015
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	2,966	1,318
Uncertain tax positions	41,141	38,467
Dividend payable	281	165
Total	$55,088	$50,650

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $62.0 million. If Facet were to default, we could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. We have recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, related to this guarantee.

11. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table summarizes the Company’s restricted stock award activity during the six months ended June 30, 2016:

		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2015	4,684	586	$7.13
Granted	(1,254)	1,254	$3.31
Shares released	—	(145)	$6.22
Balance at June 30, 2016	3,430	1,695	$4.38

12. Cash Dividends

On May 2, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on June 6, 2016. On June 13, 2016, we paid $8.2 million in connection with such dividend payment. Unvested restricted stock awards ("RSAs") as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

On January 26, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on March 4, 2016. On March 11, 2016, we paid $8.2 million in connection with such dividend payment. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

On August 3, 2016, the PDL board of directors decided to eliminate the quarterly cash dividend payment.

13. Income Taxes

Income tax expense for the three months ended June 30, 2016 and 2015, was $2.7 million and $45.3 million, respectively, and for the six months ended June 30, 2016 and 2015, was $35.6 million and $94.3 million which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended June 30, 2016 and 2015, by $0.4 million and $2.2 million, respectively, and increased during the six months ended June 30, 2016 and 2015, by $1.6 million and $4.6 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2015	$435	$1,821	$2,256
Activity for the six months ended June 30, 2016	(435)	(1,821)	(2,256)
Ending Balance at June 30, 2016	$—	$—	$—

15. Subsequent Events

Noden Transactions

On July 1, 2016, pursuant to the Noden Purchase Agreement, Noden, a newly-formed company organized under the laws of Ireland, purchased from Novartis the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the "Noden Products") and certain related assets and will assume certain related liabilities in exchange for the following cash commitments: $110.0 million paid on July 1, 2016, the closing date of the acquisition, $89.0 million payable on the first anniversary of the closing date and up to $95.0 million of additional cash consideration contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren. In accordance with ASC 805-10-55-11 through 15 the Company concluded that PDL is the acquirer of the Noden Products for accounting purposes.

On July 1, 2016, in connection with the closing of the Noden Purchase Agreement, PDL entered into the Noden Pharma DAC Investment and Stockholders’ Agreement with Noden and certain members of Noden’s management (the “Noden Stockholders’ Agreement”). Under the Noden Stockholders’ Agreement, the Company acquired an approximately 99% equity stake and obtained the majority voting power of Noden, for a total cash consideration of $75.0 million. It is expected that PDL’s equity ownership stake shall be reduced to 88% upon the vesting of shares granted to Noden's noncontrolling interest holders.

Pursuant to the Noden Stockholders’ Agreement, in addition to the initial $75.0 million cash equity contribution, the Company will make the following additional equity contributions to Noden and an affiliate: $32 million (and up to $89 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to their occurrence. In exchange for such equity contributions, the Company was issued and will be issued ordinary shares and preferred shares. For a separate contribution, Elie Farah, chief executive officer of Noden was also issued preferred and ordinary shares subject to certain vesting restrictions.

In connection with the transaction, Noden and Novartis also entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. Under the supply agreement, Novartis is also obligated to sell the Noden Products on a country by country basis during a specified time period prior to Noden’s assumption of responsibility for sales of Noden Product in such country, and to share profits from such sales with Noden on a specified basis. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement and Noden Purchase Agreement include other transitional activities to be performed by Novartis, the purpose of which is to effect a smooth transfer of the marketing authorizations necessary to complete the ownership transfer to Noden.

In accordance with the authoritative guidance for business combinations, the transaction with Novartis was determined to be a business combination and is expected to be accounted for using the acquisition method of accounting.

During the three and six month periods ended June 30, 2016, the Company recorded approximately $3.0 million in acquisition-related costs. Noden is expected to reimburse PDL as part of the intercompany arrangement for acquisition-related costs on or before December 31, 2016.

The Company has not yet finalized the purchase price allocation for this acquisition. The Company will include additional information about the fair value of acquired assets and assumed liabilities of the Noden Products in its Quarterly Report on Form 10-Q for the period ending September 30, 2016 and in the Company's Form 8-K/A due to be filed within 71 days of the filing date of the Form 8-K with respect to the closing of the Noden transaction that the Company filed on July 6, 2016.

Kybella Royalty Agreement

On July 8, 2016, PDL entered into a royalty purchase agreement with an individual, whereby the Company acquired that individual's rights to receive certain royalties on sales of Kybella® by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

ARIAD Royalty Agreement Second Tranche Payment

On July 28, 2016, PDL funded the second tranche of $50.0 million due on the anniversary of the closing date under the terms of the ARIAD Royalty Agreement.

Direct Flow Medical Convertible Loan Payment

On July 15, 2016, PDL and Direct Flow Medical entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. PDL funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans and a conversion feature whereby the $1.5 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events. In addition, Direct Flow Medical agreed to issue to PDL warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

Cash Dividend

On August 3, 2016, the PDL board of directors decided to eliminate the quarterly cash dividend payment.

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

OVERVIEW

PDL seeks to acquire pharmaceutical products through equity investments and also provide growth capital and financing solutions to late-stage public and private healthcare companies, including immediate financial monetization of royalty streams to companies, academic institutions, and inventors. PDL has committed over $1.4 billion and funded approximately $1.1 billion in these investments to date. PDL evaluates its investments based on the quality of the income generating assets and potential returns on investment. PDL is currently focused on acquiring and managing income generating assets, and maximizing value for its stockholders.

The Company was formerly known as Protein Design Labs, Inc. and changed its name to PDL BioPharma, Inc. in 2006. PDL was founded in 1986 and is headquartered in Incline Village, Nevada. PDL pioneered the humanization of monoclonal antibodies and, by doing so, enabled the discovery of a new generation of targeted treatments for cancer and immunologic diseases for which it has received significant royalty revenue.

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

Our '216B Patent expired in Europe in December 2009. We have been granted SPCs for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We expect to receive royalties beyond expiration of our patents and SPCs based on the terms of our licenses and our legal settlements. The Company's revenue from payments made from the Queen et al. patents license and settlement materially decreased in the second quarter of 2016, with only revenue recognized from Tysabri.

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

Our total revenues from licensees under our Queen et al. patents were $14.2 million and $116.9 million, net of rebates and foreign exchange hedge adjustments, for the three months ended June 30, 2016 and 2015, respectively, and $135.7 million and $244.7 million for the six months ended June 30, 2016 and 2015, respectively.

Licensing Agreements for Marketed Products

In the six months ended June 30, 2016 and 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

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

The Settlement Agreement precludes Genentech and Roche from challenging the validity of PDL’s patents, including its SPCs in Europe, from contesting their obligation to pay royalties, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging PDL’s patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by PDL of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated do not include certain taxes and discounts. Under the terms of the Settlement Agreement, we ceased receiving any revenue from Genentech after the first quarter of 2016.

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

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai, a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continued until the expiration of the last to expire of our Queen et al. patents. Chugai was obligated to pay us royalties on net sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because the relevant patent rights expired in the fourth quarter of 2014, we did not receive any revenues from Actemra after the first quarter of 2015.

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

Income Generating Asset Acquisitions

The last of PDL’s Queen et al. patents expired in December 2014, and we experienced a material decrease in payments related to the Queen et al. patents in the second quarter of 2016. Consequently, we have been acquiring income generating assets when such assets can be acquired on terms that allow us to increase the return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights, hybrid notes/royalty receivables and, in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, we do not expect that our acquired income generating assets will, in the near term, replace completely the revenues we generated from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 82% of our 2015 revenues. The continued success of the Company is more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring revenues going forward and to support our business model.

Notes and Other Long-Term Receivables

We enter into credit agreements with borrowers across the healthcare industry, under which PDL makes available cash advances to be used by the borrower. The obligations under the credit agreements are generally secured by a pledge of substantially all of the assets of the borrower and any of its subsidiaries.

At June 30, 2016, PDL had a total of six notes or notes/royalty (hybrid) receivable transactions outstanding, which are summarized below.

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

The notes are backed by royalties in the form of 100% of the payments kaléo receives from its licensee or, if no licensee, from kaléo's commercialization efforts, based on net sales of kaléo’s first approved product, Auvi-Q® (epinephrine auto-injection, USP) (known as Allerject® in Canada) and 10% of net sales of kaléo’s second proprietary auto-injector based product, EVZIO® (naloxone hydrochloride injection). The notes carry interest at 13% per annum, paid quarterly in arrears on principal outstanding. kaléo may redeem the notes at any time, subject to a redemption premium.

On February 18, 2016, PDL was advised that Sanofi and kaléo would terminate their license and development agreement at a future date. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q and Allerject had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and kaléo is evaluating the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make payments due to PDL under the note purchase agreement and we expect that kaléo will fund future interest payments with existing cash until Auvi-Q is returned to the market.

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

Subsequently, PDL and Paradigm Spine agreed to amend the credit agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees. Paradigm Spine chose not to draw down the second tranche of $3.0 million and such tranche is no longer available.

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

Direct Flow Medical

Deal Summary

In November 2013, PDL entered into a credit agreement with Direct Flow Medical, under which PDL agreed to provide up to $50.0 million to Direct Flow Medical, to be used to refinance its existing credit facility and fund the commercialization of its transcatheter aortic valve system used to treat aortic stenosis. An initial $35.0 million was provided at the close of the transaction, with the remaining $15.0 million to be funded upon the achievement of a specified milestone. PDL funded the $15.0 million second tranche to Direct Flow Medical, net of fees, in November 2014. Outstanding borrowings under the first tranche bore interest at the rate of 15.5% per annum, payable quarterly in arrears. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears. The loans will mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans.

The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On February 26, 2016, PDL and Direct Flow Medical entered into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion feature whereby the $5.0 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events and (iii) provided for a second $5.0 million convertible loan tranche commitment, to be funded at the option of PDL. The commitment for the second tranche was not funded and has since expired. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At June 30, 2016, we determined an estimated fair value of the warrants of $0.7 million.

On July 15, 2016, PDL and Direct Flow Medical entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. PDL funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans and a conversion feature whereby the $1.5 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events. In addition, Direct Flow Medical agreed to issue to PDL warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

Technology

The Direct Flow Medical develops transcatheter heart technologies, including its Transcatheter Aortic Valve System® that is designed to treat aoritic stenosis.

LENSAR

Deal Summary

In October 2013, PDL entered into a credit agreement with LENSAR, under which PDL made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System®. Of the $60.0 million available to LENSAR, an initial $40.0 million was funded by the Company at the close of the transaction. The remaining $20.0 million in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of LENSAR.

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

In August 2014, the Company delivered the Wellstat Diagnostics Borrower Notice which accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million. As of June 30, 2016, PDL is legally owed $117.5 million, which includes principal, un-accrued interest, and funded with respect to operations of Wellstat Diagnostics.

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

At June 30, 2016, PDL had a total of five royalty rights transactions outstanding, the most significant royalty transactions are summarized below.

AcelRx

Deal Summary

In September 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby PDL acquired a portion of the royalties on expected sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by its commercial partner, Grünenthal. Under the terms of the agreement, PDL paid AcelRx $65.0 million, and in exchange, PDL will receive 75% of the royalties AcelRx receives from Grünenthal as well as 80% of the first four commercial milestones subject to a capped amount until the earlier of occur of (i) receipt by PDL of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents.

Technology

Zalviso is a combination drug and device product which, using a patient controlled dispenser, delivers a sub-lingual formulation of sufentanil, an opioid with a high therapeutic index. Zalviso is approved in the European Union. Grünenthal launched Zalviso on a country by country basis in the European Union in the second quarter of 2016 and PDL expects to begin receiving royalties in the third quarter of 2016.

ARIAD

Deal Summary

In July 2015, PDL entered into the ARIAD Royalty Agreement, whereby PDL agreed to provide ARIAD with up to $200.0 million in revenue interest financing in exchange for royalties based on the net revenues of Iclusig® (ponatinib). Funding of the first $50.0 million occurred on the closing date of the agreement and an additional $50.0 million is to be funded on the first anniversary of the closing date. In addition, ARIAD had an option to draw up to an additional $100.0 million at any time between six and twelve months after the closing date.

Under the terms of the ARIAD Royalty Agreement, PDL will initially receive 2.5% of the worldwide net revenues of Iclusig until the one-year anniversary of the closing date, at which time the royalty increases to 5.0% of the U.S. and European net revenues of Iclusig and 5.0% of the payments ARIAD receives elsewhere in the world from Iclusig. Beginning January 1, 2019 and thereafter, the royalty rate will increase to 6.5%. If PDL does not receive payments equal to or greater than the total amount funded on or before the fifth anniversary of each of the respective fundings, ARIAD will pay PDL the difference between the amounts funded by PDL and the amounts paid to such date. In addition, PDL may receive royalties on a product currently in development at ARIAD in the event of certain shortfalls. PDL has a put option based upon certain events and ARIAD has a call option to repurchase the revenue interest at any time. Both the put and call prices have been pre-determined.

On May 9, 2016, ARIAD entered into a share purchase agreement with Incyte, pursuant to which ARIAD agreed to sell to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which is the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries, subject to satisfaction of customary closing conditions.

On May 9, 2016, the Company and ARIAD agreed to amend the ARIAD Royalty Agreement to, among other things, include in the Iclusig Net Revenues calculation payable to the Company by ARIAD under the ARIAD Royalty Agreement, net sales of Iclusig made by Incyte once it takes over ARIAD’s commercialization operations with respect to Iclusig in the European Union and certain other countries. In addition, the Company and ARIAD agreed to restructure future funding under the ARIAD Royalty Agreement such that ARIAD’s option to draw up to an additional $100.0 million between January and July of 2016 was reduced to a maximum amount of up to an additional $40.0 million, which will be funded at ARIAD’s option in July of 2017 upon 90 days’ written notice to the Company. The amendment to the ARIAD Royalty Agreement did not affect the Company’s obligation to fund the second tranche of $50.0 million on the first anniversary of the ARIAD Royalty Agreement, which was funded on July 28, 2016.

Technology

Iclusig is approved in the United States, European Union, Australia, Israel, Canada and Switzerland. In the United States, Iclusig is a kinase inhibitor indicated for the:

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

U-M

Deal Summary

In November 2014, PDL acquired a portion of the U-M worldwide royalty interest in Cerdelga® (eliglustat) for $65.6 million. Cerdelga was approved in the US in August 2014, in the European Union in January 2015 and in Japan in March 2015. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. The royalty rate used to calculate the royalties to be paid by Genzyme to U-M was not disclosed by the parties.

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

Dividend Payment

On August 3, 2016, the PDL board of directors decided to eliminate the quarterly cash dividend payment.

On May 2, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on June 6, 2016. On June 13, 2016, we paid $8.2 million in connection with such dividend payment. Unvested restricted stock awards ("RSAs") as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

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

Critical Accounting Policies and Uses of Estimates

During the six months ended June 30, 2016, there have been no significant changes to our critical accounting policies since those presented in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Operating Results

Three and six months ended June 30, 2016, compared to three and six months ended June 30, 2015

Revenues

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2016	2015	Year %	2016	2015	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$14,232	$116,884	(88%)	$135,687	$244,694	(45%)
Royalty rights - change in fair value	(855)	12,216	(107%)	(27,957)	23,578	(219%)
Interest revenue	7,343	8,966	(18%)	16,307	19,500	(16%)
License and other	327	—	N/M	134	—	N/M
Total revenues	$21,047	$138,066	(85%)	$124,171	$287,772	(57%)
_______________________
N/M = Not meaningful

Total revenues were $21.0 million for the three months ended June 30, 2016, compared with $138.0 million for the three months ended June 30, 2015. Our total revenues declined by 85% or $117.0 million for the three months ended June 30, 2016, when compared to the same period in 2015, primarily due to the reduction in Queen et al. royalties from $116.9 million to $14.2 million because PDL ceased receiving any revenue from Genentech after the first quarter of 2016. In addition, royalty rights - change in fair value was negative $0.9 million for the three months ended June 30, 2016, primarily as result of a $7.4 million and $7.6 million reduction in estimated fair value of the Depomed and University of Michigan royalty rights, respectively, offset by $14.7 million net cash royalty payments during the second quarter of 2016. The reduction in Depomed’s and the University of Michigan’s royalty rights are primarily due to the reduction in future cash projections as a result of the net pricing deterioration and higher erosion of Glumetza’s market share and the delay in pricing and reimbursement decisions for Cerdelga in the European Union and Japan, respectively. The decrease in interest revenue for the three months ended June 30, 2016, when compared to the same period in 2015 was primarily due to ceasing to accrue interest due from Direct Flow Medical as a result of the loan being impaired.

Total revenues were $124.2 million for the six months ended June 30, 2016, compared with $287.8 million for the six months ended June 30, 2015. Our total revenues declined by 57% or $163.6 million for the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to the reduction in Queen et al. royalties from $244.7 million to $135.7 million because PDL ceased receiving any revenue from Genentech after the first quarter of 2016. In addition, royalty rights - change in fair value was negative $28.0 million for the six months ended June 30, 2016, primarily as result of a $55.3 million and $6.0 million reductions in estimated fair value of the Depomed and University of Michigan royalty rights, respectively, offset by $31.9 million net cash royalty payments during the second quarter of 2016. The reductions in Depomed’s and the University of Michigan’s royalty rights are primarily due to the reduction in future cash projections as a result of the net pricing deterioration and higher erosion of Glumetza’s market share and the delay in pricing and reimbursement decisions for Cerdelga in the European Union and Japan, respectively. The decrease in interest revenue for the six months ended June 30, 2016, when compared to the same period in 2015 was primarily due to reduced interest revenue from Direct Flow Medical.

The following table summarizes the percentage of our total revenues earned from our licensees’ net product sales that individually accounted for 10% or more of our total revenues for the three and six months ended June 30, 2016 and 2015:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Licensee	Product Name	2016	2015	2016	2015
Genentech	Avastin	0%	28%	31%	27%
	Herceptin	0%	29%	31%	27%
	Xolair	0%	8%	10%	8%

Biogen	Tysabri	68%	10%	23%	10%

Depomed	Glumetza, Janumet and Jentadueto	20%	7%	N/M	6%

AcelRx	Zalviso	10%	0%	3%	0%

kaléo	Interest revenues	22%	4%	8%	3%
_______________________
N/M = Not meaningful

Foreign currency exchange rates also impact our reported revenues, primarily from licenses of the Queen et al. patents. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it would have been had the U.S. dollar not weakened. For example, in a quarter in which we generate $10.0 million in royalty revenues, and when approximately $5.0 million is based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $0.5 million less in the current quarter than in the prior year's quarter.

For the three and six months ended June 30, 2016 and 2015, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as "Accumulated other comprehensive income". Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended June 30, 2016 and 2015, we recognized zero and $2.7 million, respectively, and for the six months ended June 30, 2016 and 2015, we recognized $2.8 million and $3.7 million, respectively, as additions in royalty revenues from our Euro forward contracts.

Operating Expenses

	Three Months Ended		Change from Prior	Six Months Ended		Change from Prior
	June 30,			June 30,
	2016	2015	Year %	2016	2015	Year %
(In thousands)
General and administrative	$6,951	$7,429	(6)%	$16,797	$15,095	11%
Acquisition-related costs	2,959	—	N/M	2,959	—	N/M
Total operating expenses	$9,910	$7,429	33%	$19,756	$15,095	31%
Percentage of total revenues	47%	5%		16%	5%
____________________
N/M = Not meaningful

The decrease in general and administrative expenses for the three months ended June 30, 2016, as compared to the same period in 2015, was a result of a decrease in general and administrative expenses of $2.4 million for professional services mostly related to the asset management of Wellstat Diagnostics, partially offset by increases of $1.2 million for compensation, including stock-based compensation expenses and an increase in general and administrative expenses of $0.9 million for legal services mostly related to ongoing legal proceedings. In the three months ended June 30, 2016, PDL had $3.0 million in acquisition-related costs. These acquisition-related costs consist primarily of legal, accounting, valuation, advisory and other professional fees related to the Noden transaction. Noden is expected to reimburse PDL as part of the intercompany arrangement for all acquisition-related costs on or before December 31, 2016.

The increase in general and administrative expenses for the six months ended June 30, 2016, as compared to the same period in 2015, was a result of an increase in general and administrative expenses of $2.4 million for legal services mostly related to ongoing legal proceedings and an increase of $2.1 million for compensation, including stock-based compensation expenses, partially offset by the decrease in general and administrative expenses of $2.8 million for professional services mostly related to the asset management of Wellstat Diagnostics. In the six months ended June 30, 2016, PDL had $3.0 million in acquisition-related costs. These acquisition-related costs consist primarily of legal, accounting, valuation, advisory and other professional fees related to the Noden transaction.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the Series 2012 Notes and May 2015 Notes during the three and six months ended June 30, 2015. The decrease in interest expense for the three and six-months ended June 30, 2016, as compared to the same periods in 2015, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended June 30, 2016 and 2015, was $2.7 million and $45.3 million, respectively, and for the six months ended June 30, 2016 and 2015, was $35.6 million and $94.3 million which resulted primarily from applying the federal statutory income tax rate to income before income taxes.

The uncertain tax positions increased during the three months ended June 30, 2016 and 2015, by $0.4 million and $2.2 million, respectively, and increased during the six months ended June 30, 2016 and 2015, by $1.6 million and $4.6 million, resulting from an increase in tax uncertainties and estimated tax liabilities.

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

Net Income per Share

Net income per share for the three and six months ended June 30, 2016 and 2015, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income per share - basic	$0.03	$0.48	$0.37	$1.00
Net income per share - diluted	$0.03	$0.47	$0.37	$0.97

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities and interest income on invested capital. We currently have one part-time and ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and short-term investments in the aggregate of $115.9 million and $220.4 million at June 30, 2016, and December 31, 2015, respectively. The decrease was primarily attributable to the restriction of $105.9 million in cash for the Noden transaction, which was paid out on July 1, 2016, a $75.0 million purchase of a certificate of deposit in connection with the letter of credit issued to Novartis under the Noden Purchase Agreement, repayment of the March 2015 Term Loan for $25.0 million, payment of dividends of $16.4 million, and an additional note receivable purchase of $5.0 million, partially offset by proceeds from royalty right payments of $31.9 million and cash generated by operating activities of $94.8 million.

On July 28, 2016, PDL funded the second tranche of $50.0 million due on the first anniversary of the closing date under the terms of the ARIAD Royalty Agreement.

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlements. We believe that cash from future revenues from acquired income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired income generating assets will result in cash flows to us, in the near term, that will replace the cashflows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cashflows materially decreased after we stopped receiving payments from certain of the Queen et al. patent licenses and our legal settlements. The continued success of the Company is more dependent on the timing and our ability to acquire new income generating assets in order to provide recurring cash flows going forward and to support our business model, and to pay amounts due on our debt as they become due.

We continuously evaluate alternatives to increase return for our stockholders by, for example, purchasing income generating assets, selling discreet assets, buying back our convertible notes, repurchasing our common stock, paying dividends and selling the Company. On May 2, 2016, our board of directors declared a quarterly dividend of $0.05 per share of common stock, payable on June 13, 2016 to stockholders of record on June 6, 2016, the record date for the dividend payments.

We may consider additional debt or equity financings to support the growth of our business if cash flows from existing investments are not sufficient to fund future potential investment opportunities and acquisitions.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015 at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. PDL submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to PDL. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United Stated Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code. On June 15, 2016, in response to a Motion to Dismiss filed by the Company alleging, inter alia, that the New York Bankruptcy Court is not a proper venue for Defined Diagnostics to file for bankruptcy under Chapter 11, the New York Bankruptcy Court dismissed and transferred the action to the United States Bankruptcy Court in Delaware. On August 2, 2016 the Delaware Bankruptcy Court announced its decision to grant the Company’s motion to dismiss the chapter 11 petition with prejudice as a bad faith filing, which should result in the receivership sale in the Maryland Circuit Court proceeding promptly.

On September 4, 2015, PDL filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, PDL filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing.

On July 29, 2016, the Supreme Court of New York issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. The Supreme Court of New York has also set a hearing on August 23, 2016 to consider the implication of the status quo ante instruction on certain actions of the Wellstat Diagnostics Guarantors and whether to issue a writ of attachment.

On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision. This appeal does not stay the Supreme Court of New York from entering a money judgment for the balance owing based on the decision of the judicial hearing officer or special referee to be designated to determine the amount of the Obligations owing pursuant to the Memorandum of Decision.

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

Through the period ended June 30, 2016, PDL has advanced to Wellstat Diagnostics $16.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred. As of June 30, 2016, PDL is owed $117.5 million, which includes unpaid principal and interest and repayment of amounts funded for ongoing operations of Wellstat Diagnostics.

Effective April 1, 2014, and as a result of the event of default, we determined the loan to be impaired and we ceased to accrue interest revenue. At that time and as of June 30, 2016 it has been determined that an allowance on the carrying value of the note was not necessary as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to the Wellstat Diagnostics Guarantors' assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, PDL and Hyperion entered into an agreement whereby Hyperion sold to PDL the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012, through December 31, 2013, to PDL in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, PDL was to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of June 30, 2016. Effective with this date and as a result of the event of default, we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

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

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative. At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares were classified as available for sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. In the third and fourth quarters of 2015, PDL sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 and $5.69 per share, resulting in a gain totaling approximately $1.9 million. In first and second quarters of 2016, PDL sold 50,000 and 243,732 shares, respectively, at a price range between $5.44 and $6.10 per share, resulting in a gain totaling approximately $882,000.

As of June 30, 2016, PDL held zero shares of AxoGen common stock.

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

We have estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of June 30, 2016.

The Company completed an impairment analysis as of June 30, 2016. Effective as of this date and as a result of the non-compliance with certain covenants, we determined the loan to be impaired and we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral underlying the LENSAR loan was determined to be in excess of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

On February 26, 2016, PDL and Direct Flow Medical entered into the fourth Amendment to the Credit Agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion feature whereby the $5.0 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events and (iii) provided for a second $5.0 million convertible loan tranche commitment, to be funded at the option of PDL. The commitment for the second tranche was not funded and has since expired. In addition, (i) PDL agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to PDL a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At June 30, 2016, we determined an estimated fair value of the warrants of $0.7 million.

On July 15, 2016, PDL and Direct Flow Medical entered into the Fifth Amendment and Limited Waiver to the Credit Agreement. PDL funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans and a conversion feature whereby the $1.5 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events. In addition, Direct Flow Medical agreed to issue to PDL warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

The Company completed an impairment analysis as of June 30, 2016. Effective as of this date and as a result of the waived defaults, we determined the loan to be impaired and we ceased to accrue interest revenue. As of June 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche was drawn on the closing date of the amendment, net of fees. Paradigm Spine chose not to draw down the second tranche of $3.0 million and such tranche is no longer available.

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

As of June 30, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

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

On February 18, 2016, PDL was advised that Sanofi and kaléo would terminate their license and development agreement at a future date. On March 31, 2016, PDL was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and kaléo is evaluating the timing and options for bringing Auvi-Q and Allerject back to the market. As part of our financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by PDL. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to PDL. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make interest payments due to PDL under the note purchase agreement and we expect that kaléo will fund future interest payments with existing cash until Auvi-Q is returned to the market.

PDL will monitor the timing and options for bringing Auvi-Q back to the market and how it may impact the ability of kaléo to meet its obligations under the note purchase agreement, but as of June 30, 2016, it has been determined that there is no impairment.

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

In connection with the amendment of the credit agreement, PDL and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At June 30, 2016, we determined an estimated fair value of the warrant of $0.3 million.

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

As of June 30, 2016, and December 31, 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the FDA or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a ten-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At June 30, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $8.4 million or increase by $9.4 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. We periodically assess the expected future cash flows and to the extent such payments are greater or less than our initial estimates, or the timing of such payments is materially different than our original estimates, we will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $3.4 million or decrease by $3.4 million, respectively.

When PDL acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized, the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and PDL's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, PDL commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. PDL also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant Pharmaceuticals in early April 2015. In mid-2015, Valeant Pharmaceuticals implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by PDL to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2016, a manufacturer of generic equivalents to Glumetza entered the market. At March 31, 2016, management evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. Our expected future cash flows at year-end 2015 anticipated a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. However, based on the demand and supply data of Glumetza it appeared that the loss of market share progressed more rapidly than forecasted at year-end 2015. At the end of the second quarter in 2016, management re-evaluated, with the assistance of a third-party expert, the cash flow projections concluding that a further deterioration in the net pricing warranted revision of the assumptions used in the discounted cash flow model at June 30, 2016.

As of June 30, 2016, our discounted cash flow analysis reflects our expectations as to the amount and timing of future cash flows up to the valuation date. We continue to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to PDL. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, we may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza or a further erosion in net pricing. PDL exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties in January 2016 and expects to conclude the audit in the second half of 2016.

In May 31, 2016, PDL obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with type 2 diabetes. In June 2016, PDL received a $6.0 million FDA approval milestone. The product approval was earlier than initially expected, based on the FDA approval and expected product launch, PDL has adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016.

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

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

U-M Royalty Agreement

On November 6, 2014, PDL acquired a portion of all royalty payments of the U-M’s worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million. Under the terms of the Michigan Royalty Agreement, PDL will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme, a Sanofi company. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At June 30, 2016, a third party expert was engaged by PDL to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga's expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at June 30, 2016.

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $5.0 million or increase by $5.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.6 million or decrease by $1.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed at each reporting period.

ARIAD Royalty Agreement

On July 28, 2015, PDL entered into the ARIAD Royalty Agreement, whereby the Company acquired the rights to receive royalties payable from ARIAD's net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million is payable in two tranches of $50.0 million each, with the first tranche funded on the closing date and the second tranche to be funded on the first anniversary of the closing date. The ARIAD Royalty Agreement provided ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six and 12 months after the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, PDL has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. PDL has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

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

On May 9, 2016, ARIAD entered into a share purchase agreement with Incyte, pursuant to which ARIAD agreed to sell to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which is the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries.

On May 9, 2016, the Company and ARIAD agreed to amend the ARIAD Royalty Agreement to, among other things, include in the Iclusig Net Revenues calculation payable to the Company by ARIAD under the ARIAD Royalty Agreement, net sales of Iclusig made by Incyte once it takes over ARIAD’s commercialization operations with respect to Iclusig in the European Union and certain other countries. In addition, the Company and ARIAD agreed to restructure future funding under the ARIAD Royalty Agreement such that ARIAD’s option to draw up to an additional $100.0 million between January and July of 2016 was reduced to a maximum amount of up to an additional $40.0 million, which will be funded at ARIAD’s option in July of 2017 upon 90 days’ written notice to the Company. The amendment to the ARIAD Royalty Agreement did not affect the Company’s obligation to fund the second tranche of $50.0 million on the first anniversary of the ARIAD Royalty Agreement, which was funded on July 28, 2016.

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.9 million or increase by $9.0 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.3 million or decrease by $1.3 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

AcelRx Royalty Agreement

On September 18, 2015, PDL entered into the AcelRx Royalty Agreement with ARPI LLC, a wholly owned subsidiary of AcelRx, whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso™ (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grüenthal launched Zalviso in the second quarter of 2016 and PDL expects to begin receiving royalties in the third quarter of 2016.

As of June 30, 2016, and December 31, 2015, the Company determined that its royalty rights under the agreement with ARPI LLC represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.7 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.8 million or decrease by $1.8 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

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

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at June 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as our valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $93,000 or increase by $103,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $105,000 or decrease by $105,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

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

It was determined that the repurchase of the principal amount shall be accounted for as an extinguishment. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of June 30, 2016, our February 2018 Notes are not convertible. At June 30, 2016, the if-converted value of our February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of this unwinding, PDL received $270,000 in cash. The payments received have been recorded as an increase to APIC. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by PDL. The payments have been recorded as a decrease to APIC. At June 30, 2016, PDL concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we were required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, we separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to us on the date of issuance, we recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of June 30, 2016, the remaining discount amortization period is 1.6 years.

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

The purchased call options and warrants are considered indexed to PDL stock, require net-share settlement, and met all criteria for equity classification at inception and at June 30, 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Note

As of June 30, 2016, our convertible note obligation consisted of our February 2018 Notes, which in the aggregate totaled $246.4 million in principal.

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

On October 27, 2015, PDL and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches of $4.0 million and $3.0 million, of which the first tranche of $4.0 million was drawn on the closing date of the amendment, net of fees. In June 2016, Paradigm Spine waived the draw-down of the second tranche of $3.0 million.

Royalty Rights - At Fair Value

On July 28, 2015, PDL entered into a revenue interests assignment agreement with ARIAD pursuant to which ARIAD sold to the Company the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig (ponatinib). In exchange for the ARIAD Royalty

Rights, the ARIAD Royalty Agreement provides for the funding of up to $200.0 million in cash to ARIAD. Funding of the first $100.0 million will be made in two tranches of $50.0 million each, with the initial amount funded on the closing date of the ARIAD Royalty Agreement and an additional $50.0 million was funded in July 2016, on the first anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $40.0 million which will be funded at ARIAD's option in July of 2017.

Noden Purchase Agreement

On July 1, 2016, PDL completed the acquisition of Tekturna through its 98.8% owned subsidiary of Noden, a newly-formed subsidiary organized under the laws of Ireland. Pursuant to the Noden Purchase Agreement, Noden acquired from Novartis the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world and certain related assets and will assume certain related liabilities in exchange for $110.0 million paid in cash on July 1, 2016, the closing date of the acquisition, and the following cash commitments: $89.0 million payable on the first anniversary of the closing date and up to $95.0 million of additional cash consideration contingent on achievement of certain milestones.

On July 1, 2016, in connection with the closing of the Noden Purchase Agreement, PDL entered into the Noden Pharma DAC Investment and Stockholders’ Agreement with Noden and certain members of Noden’s management (the “Noden Stockholders’ Agreement”). Under the Noden Stockholders’ Agreement, the Company acquired an approximately 99% equity stake and obtained the majority voting power of Noden, for a total cash consideration of $75.0 million. It is expected that PDL’s equity ownership stake shall be reduced to 88% upon the vesting of shares granted to Noden's noncontrolling interest holders.

Pursuant to the Noden Stockholders’ Agreement, in addition to the initial $75.0 million cash equity contribution, the Company will make the following additional equity contributions to Noden and an affiliate: $32 million (and up to $89 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to their occurrence. In exchange for such equity contributions, the Company was issued and will be issued ordinary shares and preferred shares. For a separate contribution, Elie Farah, chief executive officer of Noden, was also issued preferred and ordinary shares subject to certain vesting restrictions.

Kybella Royalty Agreement

On July 8, 2016, PDL entered into a royalty purchase agreement with an individual, whereby the Company acquired that individual's rights to receive certain royalties on sales of Kybella® by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

Lease Guarantee

In connection with the Spin-Off, we entered into amendments to the leases for our former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, we could be held liable by the landlord as a co-tenant and, thus, we have in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of June 30, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, were approximately $62.0 million.

We recorded a liability of $10.7 million on our Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, for the estimated liability resulting from this guarantee. We prepared a discounted, probability-weighted cash flow analysis to calculate the estimated fair value of the lease guarantee as of the Spin-Off. We were required to make assumptions regarding the probability of Facet’s default on the lease payment, the likelihood of a sublease being executed and the times at which these events could occur. These assumptions are based on information that we received from real estate brokers and the then-current economic conditions, as well as expectations of future economic conditions. The fair value of this lease guarantee was charged to additional paid-in capital upon the Spin-Off and any future adjustments to the carrying value of the obligation will also be recorded in additional paid-in capital. In future periods, we may increase the recorded liability for this obligation if we conclude that a loss, which is larger than the amount recorded, is both probable and estimable.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investment portfolio was approximately $59.6 million at June 30, 2016, and $96.3 million at December 31, 2015, and consisted of investments in Rule 2a-7 money market funds and a corporate security. If market interest rates were to have increased by 1% in either of these years, there would have been no material impact on the fair value of our portfolio.

The aggregate fair value of our convertible notes was estimated to be $234.1 million at June 30, 2016, and $197.9 million at December 31, 2015, based on available pricing information. At June 30, 2016, and December 31, 2015, our convertible note consisted of our February 2018 Notes, with a fixed interest rate of 4.0%. This obligation is subject to interest rate risk because the fixed interest rate under this obligation may exceed current market interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

Except as set forth below, during the six months ended June 30, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Any difficulties from strategic acquisitions could adversely affect our stock price, operating results and results of operations.

We may acquire companies, businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

Our investment in Noden is our first investment in support of commercial products rather than an investment in financial assets or royalties for income generation. Our returns from the investment in Noden are dependent upon the success of the acquired prescription pharmaceutical product sold under the brand names Tekturna, Tekturna HCT, Rasilez and Rasilez HCT (collectively, the “Noden Products”) and there can be no assurance that the management of Noden will be able to successfully attain and maintain significant market acceptance of products among physicians, patients, third party payors and others in the health care community.

We are dependent upon Noden and its management team in gaining and maintaining acceptance among physicians, third party payors, patients and others in the health care community for the Noden Products. Continued market acceptance of any approved product depends on a number of other factors, including:

•	the clinical indications for which the product is approved and the labeling required by regulatory authorities for use with the product, including any warnings that may be required in the labeling;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the cost, safety, efficacy and convenience of treatment in relation to alternative treatments;

•	the restrictions on the use of the Noden Products together with other medications;

•	the availability of adequate coverage and reimbursement or pricing by third party payors and government authorities; and

•	the effectiveness of sales and marketing efforts.

Noden is undertaking the commercialization of the Noden Products without an existing sales force or other commercial infrastructure and with limited commercial experience. Our revenues from the investment in Noden depends on their success, and their inability to successfully transition the Noden Products to a new commercial team would have an adverse impact on our revenues and the value of our investment in Noden.

Through our investment in Noden, we have a significant investment in the commercialization of products worldwide, and our returns on investment on the Noden Products are subject to a number of risks associated with international operations that could materially and adversely affect our business.

As a result of our investment in Noden, we expect to be subject to a number of risks related to the sale of products worldwide, all of which are under the control of Noden. These risks include:

•	international regulatory requirements for drug marketing and pricing in foreign countries;

•	varied standards of care in various countries that could complicate the commercial success of products;

•	varied drug import and export rules;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	varied reimbursement systems and different competitive drugs indicated to treat the indications for which Noden Products are being commercialized;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws applicable to foreign operations;

•	compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption and anti-bribery laws;

•	foreign taxes and duties;

•	foreign currency fluctuations and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•
reliance on management, contract services organizations and other third parties that may be less experienced with manufacturing and commercialization than the party from whom the Noden Products were acquired;

•	potential liability resulting from activities of foreign distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

In addition, our international operations could be affected by currency fluctuations, capital and exchange controls, expropriation and other restrictive government actions as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these circumstances could adversely affect our business.

Sales of the Noden Products are expected to generate a significant share of our revenues in the future and are subject to the risks and uncertainties of branded pharmaceutical products.

If the Noden Products become subject to problems such as changes in prescription growth rates, product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, loss of patent protection (when applicable), or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant.

We rely on Noden and its third party manufacturers to manufacture Noden Products, and these third parties may not perform adequately.

Noden does not have any operating manufacturing facilities at this time, and does not expect to independently manufacture the Noden Products. Noden currently relies on Novartis for a specified period of time to manufacture the Noden Products, and is required thereafter to identify and transition to third parties to scale-up, manufacture and supply the Noden Products. Risks arising from reliance on third party manufacturers include:

•
inability to identify and enter into a manufacturing and supply agreement with a third party manufacturer having the appropriate capabilities to cost-effectively and timely manufacture products at the sales levels anticipated by Noden;

•	inability of any third party manufacturer to qualify or maintain qualification to manufacture in accordance with applicable regulatory requirements, including cGMP and ICH requirements;

•
reduced control and additional burdens of oversight as a result of using third party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality control and assurance;

•	termination or non-renewal of manufacturing and supply agreements with third parties in a manner or at a time that may negatively impact commercialization activities; and

•
disruption in the operations of third party manufacturers or suppliers unrelated to the Noden Products, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting the third manufacturers or suppliers.

Any of these events could adversely affect Noden’s ability to successfully commercialize Noden Products. In addition, if any third party manufacturer terminates its engagement with Noden or fails to perform as agreed, Noden may be required to find replacement manufacturers, which would result in significant cost and delay.

In addition, difficulties or delays in product manufacturing and reliance on third party manufacturing could affect our future results reflected in the performance of Noden and the Noden Products by virtue of regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages or force majeure events, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the possibility that the supply of incoming materials may be delayed or become unavailable or be subject to increased costs and that the quality of incoming materials may be substandard and not detected; the possibility that third party manufacturers may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with cGMPs and other applicable regulations such as tracking and tracing of products in the supply chain to enhance patient safety; risks to supply chain continuity as a result of natural or man-made disasters at a supplier or vendor; or failure to maintain the integrity of the supply chains against intentional and criminal acts such as economic adulteration, product diversion, product theft, and counterfeit goods.

Regulatory agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP requirements. If the Noden Products contract manufacturers cannot successfully manufacture material that conforms to specifications or the regulatory requirements of the FDA or other regulatory authorities, regulatory approval for the Noden Products may be jeopardized. In addition, Noden will have limited or no control over the ability of contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

Recently enacted and future legislation is expected to increase the difficulty and costs to maintain revenues from the Noden Products, and in particular may negatively impact the pricing of the Noden Products.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect Noden’s ability to profitably sell the Noden Products.

For example, in the United States in March 2010, the U.S. Patient Protection and Affordable Care Act (the “ACA”) was enacted to increase access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and the health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare program, and increased the industry's regulatory burdens and operating costs. Among the provisions of the ACA of importance are the following:

•
an annual, non-tax deductible fee payable by any entity that manufactures or imports specified branded prescription drugs payable to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs in certain states;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries under their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The potential financial impact of the ACA over the next few years will depend on a number of factors including policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period in which the government may recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products. The implementation of cost containment measures or other healthcare reforms may limit Noden from being able to generate revenue, attain profitability, or commercializing the Noden Products, which could have a material adverse effect on business and results of operations.

In any event, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceutical product, which could result in reduced demand for the Noden Products or additional pricing pressures on Noden Products.

The growth of managed care organizations (“MCOs”) is expected to increase pricing pressures on Noden Products in the United States.

In the United States in particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. The growth of MCOs has increased pressure on drug prices as well as revenues for pharmaceutical companies. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically use formularies as a means to negotiate prices with pharmaceutical providers; physician protocols requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine; volume purchasing; and long-term contracts. In addition, by placing branded medicines on higher-tier status in their formularies or non-preferred tier status, MCOs transfer a portion of the cost of those medicines to the patient (through and increase in co-payment requirements), resulting in significant out-of-pocket expenses for the patient. This financial disincentive is a means by which MCOs manage drug costs and influence patients to use medicines preferred by the MCOs.

Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population. Consequently, pharmaceutical companies compete to gain access to formularies for their products. Unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, are generally beneficial to achieving access to formularies. Larger pharmaceutical companies have the ability to bundle available products and discounts in an effort to place and maintain products on formulary. Noden will be responsible for meeting the requirements of MCO’s in the United States and ensuring the competitive use of the Noden Products in a highly uncertain and changing environment. There can be no assurance that Noden will be able to maintain or increase the use of Noden Products, and their inability to succeed could have a material adverse impact on the value of our investment in Noden.

Generic products may increase pricing pressures on Noden Products.

Although we believe that Noden Products benefit from both issued and pending patents as well as proprietary manufacturing technology, one competitive challenge that the branded Noden Products face is or will be from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. Several such competitors make a regular practice of challenging product patents before their expiration. In particular, manufacturers of generic pharmaceutical products may file or have already filed Abbreviated New Drug Applications (ANDA) with the FDA seeking to market generic forms of the Noden Products prior to the expiration of relevant patents owned by Noden. Patent litigation and other challenges to Noden’s patents would be costly and unpredictable, would require extensive management time and resources, and may ultimately deprive Noden of market exclusivity for the Noden Products in a given geographical territory. The FDA ANDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator’s product. Generic competitors do not generally need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent or regulatory exclusivity and often charge significantly lower prices. In addition, as noted above, MCOs that focus primarily on the immediate cost of medicines often favor generics over branded drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions and negatively affect Noden’s results of operations.

The Noden Products may develop undesirable side effects or have other properties impacting safety or efficacy.

Undesirable side effects caused by the Noden Products or similar products sold or developed by other companies, could reveal a high and unacceptable severity and prevalence of side effects or adverse events, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	Noden may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	Noden and we, as a significant investor, could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could significantly harm our business and the value of our investment in Noden.

Noden and our third party contractors as well as our own employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct in connection with international business operations and our reliance on Noden and third party contractors to manage and conduct those activities with respect to the Noden Products. These risks include potential failures to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or comparable foreign regulatory authorities;

•	comply with manufacturing standards applicable to the Noden Products;

•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	comply with the FCPA, the UK Bribery Act, and other anti-bribery laws;

•	report financial information or data and Noden’s business affairs accurately;

•	or disclose unauthorized activities to us.

Our investment in Noden, an Irish entity, subjects us to both United States and international tax laws with respect to the structure and operations of our business and the business conducted by Noden, which are subject to continued scrutiny and change by governments and may result in additional liabilities that may affect our results of operations.

Noden is incorporated in Ireland and maintains the performance of certain functions and ownership of certain assets in a more tax-efficient jurisdiction than the United States. Taxing authorities, such as the United States Internal Revenue Service (“IRS”), actively audit and otherwise challenge these types of arrangements, and have regularly done so in the pharmaceutical industry. We remain subject to reviews and audits by the IRS and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure and intra-company arrangements through an audit or lawsuit. Responding to or defending against those and other challenges from taxing authorities could be expensive and in any event would consume time and other resources, and divert management’s time and focus from business operations. We generally cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging our current structure, the cost involved in responding to any inquiry or audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to consolidate income and pay greater taxes as well as interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could have a material adverse effect on our results of operations and could negatively affect our ability to be competitive in the acquisition of future, additional products.

Our acquisition of the Noden Products may make us subject to more extensive healthcare laws, regulation and enforcement and our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

The Noden Product, in particular the Noden sales and marketing efforts, will increase the potential risk of civil and criminal enforcement by the federal government and the states and foreign governments in connection with the efforts of Noden. The laws that may affect us in the United States include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•
the federal physician sunshine requirements under the PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•
foreign and state law equivalents of each of the above federal laws, such as the FCPA, anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

We do not have experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment and our reliance on Noden to operate and address these requirements appropriately increases the risks that we may be found to violate the applicable laws and regulations if they are applied to us. If we are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could materially adversely affect interests in the Noden Products, including having a material adverse effect on our financial results.

ITEM 5. OTHER INFORMATION

In connection with the Noden Purchase Agreement, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. Under the supply agreement, Novartis is also obligated to sell the Noden Products on a country by country basis during a specified time period prior to Noden’s assumption of responsibility for sales of Noden Product in such country, and to share profits from such sales with Noden on a specified basis. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement and Noden Purchase Agreement include other transitional activities to be performed by Novartis, the purpose of which is to effect a smooth transfer of the marketing authorizations necessary to complete the ownership transfer to Noden.

ITEM 6.                      EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 4, 2016
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

10.1
Asset Purchase Agreement between Novartis AG, Novartis Pharma AG, Speedel Holding AG and Noden Pharma DAC, dated as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 3, 2016)†

10.2#	Schedule of Amendment to Omitted Credit Agreement between PDL BioPharma, Inc. and Direct Flow Medical, Inc.

10.3#	Amendment No. 1 to RIAA between ARIAD Pharmaceuticals, Inc. and PDL BioPharma, Inc., dated as of May 9, 2016†

10.4#	Supply Agreement between Novartis Pharma AG and Noden Pharma DAC, dated as of May 24, 2016†

10.5#	Noden Pharma DAC Investment and Stockholders’ Agreement by and among Noden Pharma DAC, PDL BioPharma, Inc., Elie Farah and other Persons listed on Annex A thereto, dated as of July 1, 2016†

12.1#	Ratio of Earnings to Fixed Charges

31.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Filed herewith.

†
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2

**
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