Form 10-Q
period 2016-09-30
PDL BIOPHARMA, INC.
filed 2016-11-03
CIK 882104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

 (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 25, 2016, there were 165,540,749 shares of the registrant’s Common Stock outstanding.

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

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Royalties from Queen et al. patents	$14,958	$119,222	$150,645	$363,916
Royalty rights - change in fair value	16,085	(4,280)	(11,872)	19,298
Interest revenue	8,594	9,096	24,901	28,596
Product revenue, net	14,128	—	14,128	—
License and other	(127)	580	7	580
Total revenues	53,638	124,618	177,809	412,390

Operating expenses
Amortization of intangible assets	6,014	—	6,014	—
General and administrative	10,396	8,450	27,193	23,545
Sales and marketing	11	—	11	—
Research and development	1,933	—	1,933	—
Change in fair value of anniversary payment and contingent consideration	2,083	—	2,083	—
Acquisition-related costs	546	—	3,505	—
Total operating expenses	20,983	8,450	40,739	23,545
Operating income	32,655	116,168	137,070	388,845

Non-operating expense, net
Interest and other income, net	162	87	404	294
Interest expense	(4,513)	(5,901)	(13,524)	(21,710)
Total non-operating expense, net	(4,351)	(5,814)	(13,120)	(21,416)

Income before income taxes	28,304	110,354	123,950	367,429
Income tax expense	14,400	40,895	50,011	135,208
Net income	13,904	69,459	73,939	232,221
Net loss attributable to noncontrolling interests	3	—	3	—
Net income attributable to PDL's shareholders	$13,907	$69,459	$73,942	$232,221

Net income per share
Basic	$0.08	$0.42	$0.45	$1.42
Diluted	$0.08	$0.42	$0.45	$1.42
Weighted average shares outstanding
Basic	163,856	163,560	163,771	163,314
Diluted	164,285	163,742	164,075	163,899

Cash dividends declared per common share	$—	$—	$0.10	$0.60

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$13,904	$69,459	$73,939	$232,221

Other comprehensive income (loss), net of tax
Change in unrealized gains on investments in available-for-sale securities:
Change in fair value of investments in available-for-sale securities, net of tax	—	634	122	445
Adjustment for net (gains) losses realized and included in net income, net of tax	—	(406)	(557)	(406)
Total change in unrealized gains on investments in available-for-sale securities, net of tax(a)	—	228	(435)	39
Change in unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges, net of tax	—	(57)	—	4,306
Adjustment to royalties from Queen et al. patents for net (gains) losses realized and included in net income, net of tax	—	(1,495)	(1,821)	(3,903)
Total change in unrealized losses on cash flow hedges, net of tax(b)	—	(1,552)	(1,821)	403
Total other comprehensive income (loss), net of tax	—	(1,324)	(2,256)	442
Comprehensive income	13,904	68,135	71,683	232,663
Comprehensive loss attributable to noncontrolling interests	3	—	3	—
Comprehensive income attributable to PDL's shareholders	$13,907	$68,135	$71,686	$232,663
 ______________________________________________
(a) Net of tax of zero and $123 for the three months ended September 30, 2016 and 2015, respectively, and ($234) and $21 for the nine months ended September 30, 2016 and 2015, respectively.
(b) Net of tax of zero and ($836) for the three months ended September 30, 2016 and 2015, respectively, and ($981) and $217 for the nine months ended September 30, 2016 and 2015, respectively.

See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$106,590	$218,883
Short-term investments	7,985	1,469
Accounts receivable	26,035	—
Receivables from licensees and other	5,757	—
Deferred tax assets	—	981
Notes receivable	131,123	58,398
Investments-other	75,000	—
Inventory	1,593	—
Prepaid and other current assets	973	2,979
Total current assets	355,056	282,710
Property and equipment, net	16	31
Royalty rights - at fair value	399,592	399,204
Notes and other receivables, long-term	189,874	306,507
Long-term deferred tax assets	24,234	16,172
Intangible assets, net	234,556	—
Goodwill	3,735	—
Other assets	9,003	7,581
Total assets	$1,216,066	$1,012,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,134	$394
Accrued liabilities	9,479	7,922
Deferred revenue	11,608	87
Accrued income taxes	5,793	3,372
Term loan payable	—	24,966
Anniversary payment	87,500	—
Total current liabilities	121,514	36,741
Convertible notes payable	234,895	228,862
Contingent consideration	48,950	—
Other long-term liabilities	56,851	50,650
Total liabilities	462,210	316,253

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 350,000 shares authorized; 165,541 and 164,287 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	1,655	1,643
Additional paid-in capital	(119,468)	(117,983)
Accumulated other comprehensive income	3	2,256
Retained earnings	867,442	810,036
Total PDL's stockholders' equity	749,632	695,952
Noncontrolling interests	4,224	—
Total stockholders' equity	753,856	695,952
Total liabilities and stockholders' equity	$1,216,066	$1,012,205
See accompanying notes.

PDL BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$73,939	$232,221
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible notes and term loan offering costs	6,067	9,744
Amortization of intangible assets	6,014	—
Change in fair value of royalty rights - at fair value	11,872	(19,298)
Change in fair value of derivative asset	875	—
Change in fair value of anniversary payment and contingent consideration	2,083	—
Other amortization, depreciation and accretion of embedded derivative	16	29
Gain on sale of available-for-sale securities	(881)	(580)
Stock-based compensation expense	2,649	1,348
Deferred income taxes	(6,013)	9,143
Changes in assets and liabilities, net of affects of business acquired:
Accounts receivable	(26,035)	—
Receivables from licensees and other	(5,757)	(294)
Prepaid and other current assets	(470)	(4,434)
Accrued interest on notes receivable	(2,745)	(3,076)
Inventory	(1,593)	—
Other assets	30	35
Accounts payable	6,740	103
Accrued liabilities	1,575	(861)
Deferred revenue	9,194	51
Accrued income taxes	2,421	(3,293)
Other long-term liabilities	6,084	10,548
Net cash provided by operating activities	86,065	231,386
Cash flows from investing activities
Acquisition of a business, net of cash	(109,938)	—
Purchase of investments	(7,985)	—
Purchase of investments-other	(75,000)	—
Proceeds from sales of available-for-sale securities	1,680	1,124
Purchase of royalty rights - at fair value	(59,500)	(115,000)
Proceeds from royalty rights - at fair value	47,240	8,970
Purchase of notes receivable	(8,000)	(8,976)
Repayment of notes receivable	54,653	20,600
Purchase of property and equipment	—	(9)
Net cash used in investing activities	(156,850)	(93,291)
Cash flows from financing activities
Proceeds from term loan	—	100,000
Repurchase of convertible notes	—	(177,387)
Payment of debt issuance costs	(325)	(607)
Repayment of term loan	(25,000)	(50,000)
Cash received from noncontrolling interest holder	250	—
Cash dividends paid	(16,433)	(73,623)
Net cash used in financing activities	(41,508)	(201,617)
Net decrease in cash and cash equivalents	(112,293)	(63,522)
Cash and cash equivalents at beginning of the period	218,883	291,377
Cash and cash equivalents at end of period	$106,590	$227,855

Supplemental cash flow information
Cash paid for income taxes	$50,000	$125,000
Cash paid for interest	$9,930	$16,045
Supplemental schedule of non-cash investing and financing activities
Stock issued to settle debt	$—	$9,794
Warrants received for notes receivable	$2,342	$(1,258)
Accrued Anniversary Payment associated with the acquisition of a business	$87,007	$—
Accrued contingent consideration associated with the acquisition of a business	$47,360	$—
See accompanying notes.

PDL BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of PDL Biopharma, Inc. and its subsidiaries (collectively, the "Company" or "PDL") have been prepared in accordance with Generally Accepted Accounting Principles (United States) ("GAAP") for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments), that management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the Company's audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2015, included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC") on February 23, 2016. The Condensed Consolidated Balance Sheet at December 31, 2015, has been derived from the audited Consolidated Financial Statements at that date, but does not include all disclosures required by GAAP.

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of PDL and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; has the power to appoint or remove the majority of the members of the board of directors; to cast a majority of votes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

The Company applies the guidance codified in Accounting Standard Codification ("ASC") 810, Consolidations, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity in which it has a controlling financial interest. The Company identifies an entity as a variable interest entity if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its variable interest entities to determine whether the Company has a controlling financial interest in any variable interest entity and therefore is the primary beneficiary, and if it has the power to direct activities that impact the activities of the entity.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Product Revenue

General
The Company recognizes revenue from the sale of its products when delivery has occurred, title has transferred, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations. Revenues from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® sales are recorded net of estimated chargebacks, rebates, discounts, and other deductions and returns in the same period the related sales are recorded.

For the period to September 30, 2016, all of the Company's products were distributed by Novartis under the terms of the Noden Purchase Agreement with Novartis as transfer of the marketing right authorizations was pending. The Company recorded revenue under the Novartis transition arrangement on a net basis and established a reserve for allowances.

Provisions
Discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates, which include third-party managed care, Medicare Part D rebates, Medicaid rebates and other government rebates, are estimated based on contractual terms, historical experience, patient outcomes, trend analysis and projected market conditions in the various markets served. The Company evaluates market conditions for products or groups of products primarily through the analysis of wholesaler and other third-party sell-through and market research data, as well as internally generated information.

Returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns due to dating, competition or other marketing matters are specifically investigated and analyzed as part of the accounting for sales returns accruals.

Chargebacks represents an amount payable in the future to a wholesaler for the difference between the invoice price paid by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories.

Royalty Rights - At Fair Value

Currently, the Company accounts for its investments in royalty rights at fair value with changes in fair value presented in earnings. The fair value of the investments in royalty rights is determined by using a discounted cash flow analysis related to the expected future cash flows to be received. These assets are classified as Level 3 assets within the fair value hierarchy, as the Company’s valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future sales of the related products. Transaction-related fees and costs are expensed as incurred.

The changes in the estimated fair value from investments in royalty rights along with cash receipts in each reporting period are presented together on the Company’s Condensed Consolidated Statements of Income as a component of revenue under the caption, “Royalty rights - change in fair value.”

Realized gains and losses on Royalty Rights are recognized as they are earned and when collection is reasonably assured. Royalty Rights revenue is recognized over the respective contractual arrangement period. Critical estimates may include product demand and market growth assumptions, inventory target levels, product approval and pricing assumptions. Factors that could cause a change in estimates of future cash flows include a change in estimated market size, a change in pricing strategy or reimbursement coverage, a delay in obtaining regulatory approval, a change in dosage of the product, and a change in the number of treatments. For each arrangement, the Company is entitled to royalty payments based on revenue generated by the net sales of the product.

Notes Receivable and Other Long-Term Receivables

The Company accounts for its notes receivable at both amortized cost, net of unamortized origination fees, if any, and as dependent on collateral repayment of the loan is expected to be provided solely by the underlying collateral. For loans accounted for at their amortized cost, related fees and costs are recorded net of any amounts reimbursed. Interest is accreted or accrued to "Interest revenue" using the effective interest method. When and if supplemental payments are received from certain of these notes and other long-term receivables, an adjustment to the estimated effective interest rate is affected prospectively.

The Company evaluates the collectability of both interest and principal for each note receivable and loan to determine whether it is impaired. A note receivable or loan is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a note receivable or loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan's effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the Company expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower's credit risk, financial performance, expected sales, and estimated fair value of the collateral.

The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the credit agreement, to the extent that such amounts are expected to be collected. When a note receivable or loan becomes past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the note receivable or loan on non-accrual status and cease recognizing interest income on that note receivable or loan until all principal and interest due has been paid or until such time that the Company believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

At September 30, 2016, the Company had four notes receivable investments on non-accrual status with a cumulative investment cost and fair value of approximately $155.4 million and $160.3 million, compared to three note receivable investments on non-accrual at December 31, 2015 with a cumulative investment cost and fair value of approximately $103.2 million and $109.2 million. During the period ended September 30, 2016 and 2015, the Company recognized no loss on extinguishment of notes receivable. For the periods ended September 30, 2016 and 2015, the Company did not recognize any interest for note receivable investments on non-accrual status.

Queen et al. Royalty Revenues

Under the Company's license agreements related to patents covering the humanization of antibodies, which it refers to as the Queen et al. patents, the Company receives royalty payments based upon its licensees’ net sales of covered products. Generally, under these agreements, the Company receives royalty reports from its licensees approximately one quarter in arrears; that is, generally in the second month of the quarter after the licensee has sold the royalty-bearing product. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues the Company reports are not based upon estimates, and such royalty revenues are typically reported in the same period in which the Company receives payment from its licensees.

Although the last of the Queen et al. patents expired in December 2014, the Company has received royalties beyond expiration based on the terms of its licenses and its legal settlement. Under the terms of the legal settlement between Genentech, Inc. ("Genentech") and the Company, the first quarter of 2016 was the last period for which Genentech paid royalties to the Company for Avastin, Herceptin, Xolair, Kadcyla and Perjeta. Other products from the Queen et al. patent licenses, such as Tysabri, entitle the Company to royalties following the expiration of its patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection licenses. The amount of royalties the Company is due for products manufactured prior to but sold after patent expiry is uncertain; however, the Company's revenues from payments made from these Queen et al. patent licenses and settlements materially decreased in the second quarter of 2016.

Customer Concentration

The percentage of total revenue recognized, which individually accounted for 10% or more of the Company's total revenues, was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Licensee	Product Name	2016	2015	2016	2015
Genentech	Avastin	—%	32%	22%	28%
	Herceptin	—%	32%	22%	28%
	Xolair	—%	10%	7%	8%

Biogen	Tysabri®	28%	11%	24%	10%

Depomed	Glumetza, Janumet, Jentadueto XT and Invokamet XR	18%	N/M	N/M	2%

Novartis/ Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	26%	—%	8%	—%
____________________
N/M = Not meaningful

The concentration of credit risk relating to Tekturna, Tekturna HCT, Rasilez and Rasilez HCT accounts receivable is not significant as of September 30, 2016.

Business Combination

The Company applies ASC 805, Business combinations, pursuant to which the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of the (i) the total of cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Condensed Consolidated Statements of Income and Comprehensive income.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and forecasted cash flows over that period. Although management believes that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

Investments

The Company's investments include held to maturity investments, available-for-sale investments, equity method investments and cost method investments in certain publicly traded companies and privately-held companies.

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement ("Noden Purchase Agreement") where by it purchased from Novartis Pharma AG ("Novartis") the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the "Noden Products") and certain related assets and assumed certain related liabilities (the "Noden Transaction"). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden Pharma DAC and Noden Pharma USA Inc. (collectively "Noden"). The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four year period. At September 30, 2016, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of September 30, 2016. For a complete discussion of the Noden Transaction, see Note 15.

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to their net realizable value if they have become obsolete, have a cost basis in excess of its expected net realizable value or are in excess of expected requirements. There were no write downs related to obsolete inventory recorded for each of the three and nine months ended September 30, 2016 and 2015.

Convertible Notes

The Company issued its 2.875% Convertible Senior Notes due February 17, 2015 ("Series 2012 Notes"), 3.75% Convertible Senior Notes due May 1, 2015 ("May 2015 Notes") and 4.0% Convertible Senior Notes due February 1, 2018 ("February 2018 Notes") with a net-share settlement feature, meaning that upon any conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of the Company’s common stock. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets upon conversion, the Company separated the principal balance between the fair value of the liability component and the common stock conversion feature using a market interest rate for a similar nonconvertible instrument at the date of issuance. For a complete discussion of the Company’s convertible notes, see Note 9.

Foreign Currency Hedging

From time to time, the Company may enter into foreign currency hedges to manage exposures arising in the normal course of business and not for speculative purposes.

The Company hedged certain Euro-denominated currency exposures related to royalties associated with its licensees’ product sales with Euro forward contracts. In general, those contracts are intended to offset the underlying Euro market risk in the Company’s royalty revenues. The last of those contracts expired in the fourth quarter of 2015 and was settled in the first quarter of 2016. The Company designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated licensee product sales as cash flow hedges.

The fair value of the Euro forward contracts was estimated using pricing models with readily observable inputs from actively quoted markets and was disclosed on a gross basis. The aggregate unrealized gains or losses, net of tax, on the effective component of the hedge was recorded in stockholders’ equity as "Accumulated other comprehensive income." Realized gains or losses on cash flow hedges are recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings as royalty revenue. Any gain or loss on the ineffective portion of these hedge contracts is reported in "Interest and other income, net" in the period the ineffectiveness occurs.

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Condensed Consolidated Statements of Income. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Condensed Consolidated Statements of Income was insignificant for the three and nine month periods ended September 30, 2016 and 2015.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated its operating segments in accordance with ASC 280, and has identified two reportable segments: income generating assets and product sales at September 30, 2016.

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income adjusted for other comprehensive income (loss), using the specific identification method, which includes the changes in unrealized gains and losses on cash flow hedges and changes in unrealized gains and losses on investments in available-for-sale securities, all net of tax, which are excluded from the Company's net income.

Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for the Company beginning in the first quarter of 2016. The Company adopted this update in the first quarter of 2016 resulting in an immaterial impact on its unaudited condensed consolidated results of operations, financial position and cash flows. At December 31, 2015, the Company had $4.0 million in unamortized debt expense that was classified as a long-term asset and reclassified as a contra liability included in long-term debt. As of September 30, 2016, long-term debt included a contra liability of $2.6 million for unamortized debt expense previously recognized as a long-term asset.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides for specific guidance how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating ASU 2016-15 and assessing the impact, if any, it may have to the Company's consolidated statement of cash flows.

2. Net Income per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income per Basic and Diluted Share:	2016	2015	2016	2015
(in thousands except per share amounts)
Numerator
Income attributable to PDL's shareholders used to compute net income per basic and diluted share	$13,907	$69,459	$73,942	$232,221

Denominator
Total weighted average shares used to compute net income attributable to PDL's shareholders, per basic share	163,856	163,560	163,771	163,314
Restricted stock outstanding	429	167	304	131
Effect of dilutive stock options	—	15	—	18
Assumed conversion of Series 2012 Notes	—	—	—	33
Assumed conversion of warrants	—	—	—	403
Shares used to compute net income attributable to PDL's shareholders, per diluted share	164,285	163,742	164,075	163,899

Net income attributable to PDL's shareholders per share - basic	$0.08	$0.42	$0.45	$1.42
Net income attributable to PDL's shareholders per share - diluted	$0.08	$0.42	$0.45	$1.42

The Company computes net income per diluted share using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of net income per diluted share include shares that may be issued pursuant to outstanding stock options and restricted stock awards, the Series 2012 Notes and the May 2015 Notes, in each case, on a weighted-average basis for the period that the notes were outstanding, including the effect of adding back interest expense and the underlying shares using the if converted method. In the first quarter of 2012, $179.0 million aggregate principal of the 2.875% Convertible Senior Notes due February 15, 2015 ("February 2015 Notes") was exchanged for the Series 2012 Notes, and in the third quarter of 2013, $1.0 million aggregate principal of the February 2015

Notes was exchanged for the Series 2012 Notes and the February 2015 Notes were retired. In the first quarter of 2014, $131.7 million aggregate principal of the Series 2012 Notes was retired in a privately negotiated exchange and purchase agreement, and in the fourth quarter of 2014, the Company entered into a privately negotiated exchange agreement under which it retired approximately $26.0 million in principal of the outstanding Series 2012 Notes. In the first quarter of 2015, the Company retired the remaining $22.3 million of aggregate principal of its Series 2012 Notes.

In May 2011, the Company issued the May 2015 Notes, and in January and February 2012, the Company issued the Series 2012 Notes. The Series 2012 Notes and May 2015 Notes were net share settled, with the principal amount settled in cash and the excess settled in shares of the Company's common stock. The weighted-average share adjustments related to the Series 2012 Notes and May 2015 Notes, as shown in the table above, include the shares issuable in respect of such excess.

In the second quarter of 2015, the Company retired the remaining $155.1 million of aggregate principal of its May 2015 Notes. Concurrently with the retirement of the May 2015 Notes, the Company exercised its purchased call options and received 5.2 million shares of the Company's common stock from the hedge counterparties, which was the number of shares required to be delivered by the Company to the note holders for the excess conversion value.

February 2018 Notes Purchased Call Option and Warrant Potential Dilution

The Company excluded 23.8 million shares from the calculation of net income per diluted share for each of the three and nine months ended September 30, 2016, and 29.0 million shares for each of the three and nine months ended September 30, 2015, for warrants issued in February 2014, because the exercise price of the warrants exceeded the volume-weighted average share price ("VWAP") of the Company's common stock and conversion of the underlying February 2018 Notes is not assumed, therefore no stock would be issuable upon conversion; however, these securities could be dilutive in future periods. The purchased call options, issued in February 2014, will always be anti-dilutive; therefore 26.9 million shares were excluded from the calculation of net income per diluted share for each of the three and nine months ended September 30, 2016, and 32.7 million shares were excluded from the calculation of net income per diluted share for each of the three and nine months ended September 30, 2015. For information related to the conversion rates on the Company's convertible debt, see Note 9.

Anti-Dilutive Effect of Stock Options and Restricted Stock Awards

For the three months ended September 30, 2016 and 2015, the Company excluded approximately 1,247,000 and 475,000 shares underlying restricted stock awards, respectively, and for the nine months ended September 30, 2016 and 2015, the Company excluded approximately 1,146,000 and 437,000 shares underlying restricted stock awards, respectively, calculated on a weighted average basis, from its net income per diluted share calculations because their effect was anti-dilutive.

 3. Fair Value Measurements

The fair value of the Company's financial instruments are estimates of the amounts that would be received if the Company were to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date or exit price. The assets and liabilities are categorized and disclosed in one of the following three categories:

Level 1 – based on quoted market prices in active markets for identical assets and liabilities;

Level 2 – based on quoted market prices for similar assets and liabilities, using observable market-based inputs or unobservable market-based inputs corroborated by market data; and

Level 3 – based on unobservable inputs using management’s best estimate and assumptions when inputs are unavailable.

The following tables present the fair value of the Company's financial instruments measured at fair value on a recurring basis by level within the valuation hierarchy.

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(In thousands)
Financial assets:
Money market funds	$190	$—	$—	$190	$94,801	$—	$—	$94,801
Certificates of deposit	—	75,000	—	75,000	—	—	—	—
Commercial paper	—	17,981	—	17,981	—	—	—	—
Corporate securities	—	—	—	—	—	1,469	—	1,469
Foreign currency hedge contracts	—	—	—	—	—	2,802	—	2,802
Warrants	—	211	1,070	1,281	—	984	—	984
Royalty rights - at fair value	—	—	399,592	399,592	—	—	399,204	399,204
Total	$190	$93,192	$400,662	$494,044	$94,801	$5,255	$399,204	$499,260

Financial liabilities:
Anniversary payment	$—	$—	$87,500	$87,500	$—	$—	$—	$—
Contingent consideration	—	—	48,950	48,950	—	—	—	—
Total	$—	$—	$136,450	$136,450	$—	$—	$—	$—

As of September 30, 2016, the Company held $75.0 million in a long-term certificate of deposit, which is designated as cash collateral for the letter of credit issued with respect to the first anniversary payment under the Noden Purchase Agreement described below. There have been no transfers between levels during each of the three or nine-month periods ended September 30, 2016, and December 31, 2015. The Company recognizes transfers between levels on the date of the event or change in circumstances that caused the transfer.

The following table represents significant unobservable inputs used in determining the estimated fair value of impaired notes receivable investments:

Asset	Valuation Technique	Unobservable Input	September 30, 2016	December 31, 2015

Wellstat Diagnostics
Intellectual Property	Income Approach
		Discount rate	13%	13%
		Royalty amount	$55-74 million	$54-74 million
Real Estate Property	Market Approach
		Annual appreciation rate	4%	4%
		Estimated realtor fee	6%	6%
		Estimated disposal date	12/31/2017	12/31/2017
Direct Flow Medical
All Assets	Income Approach
		Discount rate	27%	27%
		Implied revenue multiple	6.9	6.9
LENSAR
All Assets	Income Approach
		Discount rate	15.5%	15.75%
		Implied revenue multiple	3.0	-

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

Royalty Rights - At Fair Value

Depomed Royalty Agreement

On October 18, 2013, the Company entered into the Royalty Purchase and Sale Agreement (the "Depomed Royalty Agreement") with Depomed, Inc. and Depo DR Sub, LLC (together, "Depomed"), whereby the Company acquired the rights to receive royalties and milestones payable on sales of Type 2 diabetes products licensed by Depomed in exchange for a $240.5 million cash payment. Total consideration was $241.3 million, which was comprised of the $240.5 million cash payment to Depomed and $0.8 million in transaction costs.

The rights acquired include Depomed’s royalty and milestone payments accruing from and after October 1, 2013: (a) from Santarus, Inc. ("Santarus") (which was subsequently acquired by Salix Pharmaceuticals, Inc. ("Salix), which itself was acquired by Valeant Pharmaceuticals International, Inc. ("Valeant")) with respect to sales of Glumetza (metformin HCL extended-release tablets) in the United States; (b) from Merck & Co., Inc. with respect to sales of Janumet® XR (sitagliptin and metformin HCL extended-release tablets); (c) from Janssen Pharmaceutica N.V. with respect to potential future development milestones and sales of its recently approved fixed-dose combination of Invokana® (canagliflozin) and extended-release metformin tablets, marketed as Invokamet XR®; (d) from Boehringer Ingelheim with respect to potential future development milestones and sales of the investigational fixed-dose combinations of drugs and extended-release metformin subject to Depomed’s license agreement with Boehringer Ingelheim, including its recently approved product, Jentadueto XR®; and (e) from LG Life Sciences and Valeant for sales of extended-release metformin tablets in Korea and Canada, respectively.

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

As of September 30, 2016, and December 31, 2015, the Company determined that its royalty purchase interest in Depo DR Sub represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Depo DR Sub that most significantly impact Depo DR Sub's economic performance and is not the primary beneficiary of Depo DR Sub; therefore, Depo DR Sub is not subject to consolidation by the Company.

The financial asset acquired represents a single unit of accounting. The fair value of the financial asset acquired was determined by using a discounted cash flow analysis related to the expected future cash flows to be generated by each licensed product. This financial asset is classified as a Level 3 asset within the fair value hierarchy, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future commercialization for products not yet approved by the U.S. Food and Drug Administration ("FDA") or other regulatory agencies. The discounted cash flows are based upon expected royalties from sales of licensed products over a ten-year period. The discount rates utilized range from approximately 15% to 25%. Significant judgment is required in selecting appropriate discount rates. At September 30, 2016, an evaluation was performed to assess those rates and general market conditions potentially affecting the fair market value. Should these discount rates increase or decrease by 2.5%, the fair value of the asset could decrease by $6.2 million or increase by $7.0 million, respectively. A third-party expert was engaged to help management develop its original estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from those estimates. The Company periodically assesses the expected future cash flows and to the extent such payments are greater or less than its initial estimates, or the timing of such payments is materially different than the original estimates, the Company will adjust the estimated fair value of the asset. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $3.3 million or decrease by $3.3 million, respectively.

When the Company acquired the Depomed royalty rights, Glumetza was marketed by Santarus. In January 2014, Salix acquired Santarus and assumed responsibility for commercializing Glumetza, which was generally perceived to be a positive development because of Salix's larger sales force and track record in the successful commercialization of therapies. In late 2014, Salix made a number of disclosures relating to an excess of supply at the distribution level of Glumetza and other drugs that it commercialized and the practices leading to this excess of supply which were under review by Salix's audit committee in relation to the related accounting practices. Because of these disclosures and the Company's lack of direct access to information as to the levels of inventory of Glumetza in the distribution channels, the Company commenced a review of all public statements by Salix, publicly available historical third-party prescription data, analyst reports and other relevant data sources. The Company also engaged a third-party expert to specifically assess estimated inventory levels of Glumetza in the distribution channel and to ascertain the potential effects those inventory levels may have on expected future cash flows. Salix was acquired by Valeant in early April 2015. In mid-2015, Valeant implemented two price increases on Glumetza. At year-end 2015, a third-party expert was engaged by the Company to assess the impact of the Glumetza price adjustments and near-term market entrance of manufacturer of generic equivalents to Glumetza to the expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at year-end 2015. In February 2016, a manufacturer of generic equivalents to Glumetza entered the market. At March 31, 2016, management evaluated, with assistance of a third-party expert, the erosion of market share data, the gross-to-net revenue adjustment assumptions and Glumetza demand data. These data and assumptions are based on available but limited information. The Company's expected future cash flows at year-end 2015 anticipated a reduction in future cash flows of Glumetza as a result of the generic competition in 2016. However, based on the demand and supply data of Glumetza it appeared that its market share decreased more rapidly than forecasted at year-end 2015. At the end of the third quarter in 2016, management re-evaluated, with the assistance of a third-party expert, the cash flow projections concluding that a further deterioration in the net pricing warranted revision of the assumptions used in the discounted cash flow model at September 30, 2016.

As of September 30, 2016, the Company's discounted cash flow analysis reflects its expectations as to the amount and timing of future cash flows up to the valuation date. The Company continues to monitor whether the generic competition further affects sales of Glumetza and thus royalties on such sales paid to the Company. Due to the uncertainty around Valeant's marketing and pricing strategy, as well as the recent generic competition and limited historical demand data after generic market entrance, the Company may need to further reduce future cash flows in the event of more rapid reduction in market share of Glumetza or a further erosion in net pricing. In January 2016, the Company exercised its audit right under the Depomed Royalty Agreement with respect to the Glumetza royalties. The information initially provided by Valeant to the independent auditors engaged to perform the royalty audit was substantially incomplete, and the Company has since identified the information necessary to complete the audit to Valeant and is awaiting the provision of the necessary and missing information.

On May 31, 2016, the Company obtained a notification indicating that the FDA approved Jentadueto XR for use in patients with Type 2 diabetes. In June 2016, the Company received a $6.0 million FDA approval milestone. The product approval was earlier than initially expected. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at June 30, 2016.

On September 21, 2016, the Company obtained a notification indicating that the FDA approved Invokamet XR for use in patients with Type 2 diabetes. The product approval triggered a $5.0 million approval milestone. Based on the FDA approval and expected product launch, the Company adjusted the timing of future cash flows and discount rate used in the discounted cash flow model at September 30, 2016.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheet was $134.3 million and the maximum loss exposure was $134.3 million.

VB Royalty Agreement

On June 26, 2014, the Company entered into a Royalty Purchase and Sale Agreement (the "VB Royalty Agreement") with Viscogliosi Brothers, LLC ("VB"), whereby VB conveyed to the Company the right to receive royalties payable on sales of a spinal implant that has received pre-market approval from the FDA, in exchange for a $15.5 million cash payment, less fees.

The royalty rights acquired includes royalties accruing from and after April 1, 2014. Under the terms of the VB Royalty Agreement, the Company receives all royalty payments due to VB pursuant to certain technology transfer agreements between VB and Paradigm Spine until the Company has received payments equal to 2.3 times the cash payment made to VB, after which all rights to receive royalties will be returned to VB. VB may repurchase the royalty right at any time on or before June

26, 2018, for a specified amount. The chief executive officer of Paradigm Spine is one of the owners of VB. The Paradigm Spine Credit Agreement and the VB Royalty Agreement were negotiated separately.

The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a ten-year period. The discount rate utilized was approximately 17.5%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.3 million or increase by $1.5 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $0.4 million or decrease by $0.4 million, respectively. A third-party expert was engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheet was $14.8 million and the maximum loss exposure was $14.8 million.

U-M Royalty Agreement

On November 6, 2014, the Company acquired a portion of all royalty payments of the Regents of the University of Michigan's ("U-M") worldwide royalty interest in Cerdelga (eliglustat) for $65.6 million pursuant to the Royalty Purchase and Sale Agreement with U-M (the "U-M Royalty Agreement"). Under the terms of the U-M Royalty Agreement, the Company will receive 75% of all royalty payments due under U-M’s license agreement with Genzyme Corporation, a Sanofi company ("Genzyme") until expiration of the licensed patents, excluding any patent term extension. Cerdelga, an oral therapy for adult patients with Gaucher disease type 1, was developed by Genzyme. Cerdelga was approved in the United States on August 19, 2014, in the European Union on January 22, 2015, and in Japan in March 2015. In addition, marketing applications for Cerdelga are under review by other regulatory authorities. While marketing applications have been approved in the European Union and Japan, national pricing and reimbursement decisions are delayed in some countries. At June 30, 2016, a third party expert was engaged by the Company to assess the impact of the delayed pricing and reimbursement decisions to Cerdelga's expected future cash flows. Based on the analysis performed, management revised the underlying assumptions used in the discounted cash flow analysis at June 30, 2016.

The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 12.8%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $4.8 million or increase by $5.4 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.6 million or decrease by $1.6 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheet was $64.6 million and the maximum loss exposure was $64.6 million.

ARIAD Royalty Agreement

On July 28, 2015, the Company entered into the revenue interest assignment agreement (the "ARIAD Royalty Agreement") with ARIAD Pharmaceuticals, Inc. ("ARIAD"), whereby the Company acquired the rights to receive royalties payable from ARIAD's net revenues generated by the sale, distribution or other use of Iclusig® (ponatinib), a cancer medicine for the treatment of adult patients with chronic myeloid leukemia, in exchange for up to $200.0 million in cash payments. The purchase price of $100.0 million was payable in two tranches of $50.0 million each, with the first tranche having been funded on July 28, 2015 and the second tranche having been funded on July 28, 2016. Prior to an amendment as discussed below, the ARIAD Royalty Agreement provided ARIAD with an option to draw up to an additional $100.0 million in up to two draws at any time between the six and 12 months after the closing date. ARIAD may repurchase the royalty rights at any time for a specified amount. Upon the occurrence of certain events, the Company has the right to require ARIAD to repurchase the royalty rights for a specified amount. Under the ARIAD Royalty Agreement, the Company has the right to a make-whole payment from ARIAD if the Company does not receive payments equal to or greater than the amounts funded on or prior to the fifth anniversary of each of the respective fundings. In such case, ARIAD will pay to the Company the difference between the amounts paid to such date by ARIAD (excluding any delinquent fee payments) and the amounts funded by the Company. The Company has elected the fair value option to account for the hybrid instrument in its entirety. Any embedded derivative shall not be separated from the host contract.

Under the terms of the ARIAD Royalty Agreement, the Company receives royalty payments at a royalty rate ranging from 2.5% to 7.5% of Iclusig revenue until the first to occur of (i) repurchase of the royalty rights by ARIAD or (ii) December 31, 2033. The annual royalty payments shall not exceed $20.0 million in any fiscal year for the years ended December 31, 2015 through December 31, 2018. If Iclusig revenue does not meet certain agreed-upon projections on an annual basis, the Company is entitled to certain royalty payments from net revenue of another ARIAD product, brigatinib, up to the amount of the shortfall from the projections for the applicable year.

On May 9, 2016, ARIAD entered into a share purchase agreement with Incyte Corporation ("Incyte"), pursuant to which ARIAD agreed to sell to Incyte all of the outstanding shares of ARIAD Pharmaceuticals (Luxembourg) S.a.r.l., which is the parent company of ARIAD’s European subsidiaries responsible for the commercialization of Iclusig in the European Union and certain other countries.

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

The asset acquired pursuant to the ARIAD Royalty Agreement represents a single unit of accounting. The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a six-year period. The discount rate utilized was approximately 10.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $7.6 million or increase by $8.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $2.5 million or decrease by $2.5 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheet was $100.1 million and the maximum loss exposure was $100.1 million.

AcelRx Royalty Agreement

On September 18, 2015, the Company entered into a royalty interest assignment agreement (the "AcelRx Royalty Agreement") with ARPI LLC, a wholly owned subsidiary of AcelRx Pharmaceuticals, Inc. ("AcelRx"), whereby the Company acquired the rights to receive a portion of the royalties and certain milestone payments on sales of Zalviso® (sufentanil sublingual tablet system) in the European Union, Switzerland and Australia by AcelRx's commercial partner, Grünenthal, in exchange for a $65.0 million cash payment. Under the terms of the AcelRx Royalty Agreement, the Company will receive 75% of all royalty payments and 80% of the first four commercial milestone payments due under AcelRx's license agreement with Grünenthal until the earlier to occur of (i) receipt by the Company of payments equal to three times the cash payments made to AcelRx and (ii) the expiration of the licensed patents. Zalviso received marketing approval by the European Commission in September 2015. Grünenthal launched Zalviso in the second quarter of 2016 and the Company started to receive royalties in the third quarter of 2016.

As of September 30, 2016, and December 31, 2015, the Company determined that its royalty rights under the AcelRx Royalty Agreement represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of ARPI LLC that most significantly impact ARPI LLC's economic performance and is not the primary beneficiary of ARPI LLC; therefore, ARPI LLC is not subject to consolidation by the Company.

The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a fifteen-year period. The discount rate utilized was approximately 13.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $10.2 million or increase by $12.6 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $1.9 million or decrease by $1.9 million, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheet was $74.0 million and the maximum loss exposure was $74.0 million.

Dr. Stephen Hoffman is the President of 10x Capital, Inc., a third-party consultant to the Company, and is also a member of the board of directors of AcelRx. Dr. Hoffman recused himself from the AcelRx board of directors with respect to the entirety of its discussions and considerations of the transaction. Dr. Hoffman was compensated for his contribution to consummate this transaction by the Company as part of his consulting agreement with the Company. The Company concluded Dr. Hoffman is not considered a related party in accordance with FASB ASC 850, Related Party Disclosures and SEC Regulation S-X, Related Party Transactions Which Affect the Financial Statements.

Avinger Credit and Royalty Agreement

On April 18, 2013, the Company entered into the Credit Agreement (the "Avinger Credit and Royalty Agreement") with Avinger, Inc. ("Avinger"), under which the Company made available to Avinger up to $40.0 million (of which only $20.0 million was funded) to be used by Avinger in connection with the commercialization of its lumivascular catheter devices and the development of Avinger's lumivascular atherectomy device. On September 22, 2015, Avinger elected to prepay the note receivable in whole (including interest and a prepayment fee) for a payment of $21.4 million in cash.

Under the terms of the Avinger Credit and Royalty Agreement, the Company was entitled to receive royalties at a rate of 1.8% on Avinger's net revenues until the note receivable was repaid by Avinger. Upon the repayment of the note receivable by Avinger, which occurred on September 22, 2015, the royalty rate was reduced to 0.9% subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of licensed product over a two-year period. The discount rate utilized was approximately 15.0%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 5%, the fair value of this asset could decrease by $73,000 or increase by $81,000, respectively. Should the expected royalties increase or decrease by 5%, the fair value of the asset could increase by $94,000 or decrease by $94,000, respectively. Management considered the contractual minimum payments when developing its estimate of the expected future cash flows. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. An evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2016, the fair value of the royalty asset as reported in the Company's Condensed Consolidated Balance Sheet was $1.9 million and the maximum loss exposure was $1.9 million.

Kybella Royalty Agreement

On July 8, 2016, the Company entered into a royalty purchase and sales agreement with an individual, whereby the Company acquired that individual's rights to receive certain royalties on sales of KYBELLA® by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. The Company started to receive royalty payments during the third quarter of 2016.

The fair value of the royalty right at September 30, 2016, was determined by using a discounted cash flow analysis related to the expected future cash flows to be received. This asset is classified as a Level 3 asset, as the Company's valuation utilized significant unobservable inputs, including estimates as to the probability and timing of future sales of the licensed product. The discounted cash flow was based upon expected royalties from sales of a licensed product over a nine-year period. The discount rate utilized was approximately 14.4%. Significant judgment is required in selecting the appropriate discount rate. Should this discount rate increase or decrease by 2.5%, the fair value of this asset could decrease by $1.1 million or increase by $1.3 million, respectively. Should the expected royalties increase or decrease by 2.5%, the fair value of the asset could increase by $244,000 or decrease by $244,000, respectively. A third-party expert is engaged to assist management with the development of its estimate of the expected future cash flows, when deemed necessary. The fair value of the asset is subject to variation should those cash flows vary significantly from the Company's estimates. At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is performed in each reporting period.

As of September 30, 2016, the fair value of the asset acquired as reported in the Company's Condensed Consolidated Balance Sheets was $9.8 million and the maximum loss exposure was $9.8 million.

The following tables summarize the changes in Level 3 assets and liabilities and the gains and losses included in earnings for the nine months ended September 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

(in thousands)	Royalty Rights - At Fair Value
Fair value as of December 31, 2015		$399,204

Fair value of financial instruments purchased		59,500
Total net change in fair for the period
Change in fair value of royalty rights - at fair value	$(11,872)
Proceeds from royalty rights - at fair value	$(47,240)
Total net change in fair value for the period		(59,112)

Fair value as of September 30, 2016		$399,592

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Royalty Rights Assets

	Fair Value as of	New Royalty	Royalty Rights -	Fair Value as of
(in thousands)	December 31, 2015	Assets	Change in Fair Value	September 30, 2016
Depomed	$191,865	$—	$(57,559)	$134,306
VB	17,133	—	(2,328)	14,805
U-M	70,186	—	(5,549)	64,637
ARIAD	50,041	50,000	103	100,144
AcelRx	67,437	—	6,612	74,049
Avinger	2,542	—	(667)	1,875
KYBELLA	—	9,500	276	9,776
	$399,204	$59,500	$(59,112)	$399,592

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Other Assets

(in thousands)	Preferred Stock Warrants
Fair value as of December 31, 2015	$—

Fair value of financial instruments purchased	1,172
Total net change in fair for the period	(102)

Fair value as of September 30, 2016	$1,070

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) - Liabilities

(in thousands)	Anniversary Payment	Contingent Consideration
Fair value as of December 31, 2015	$—	$—

Fair value of financial instruments purchased	(87,007)	(47,360)
Total net change in fair for the period	(493)	(1,590)

Fair value as of September 30, 2016	$87,500	$48,950

The fair value of the contingent consideration was determined using an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. The fair value of the contingent consideration is remeasured each reporting period, with changes in fair value recorded in the condensed consolidated statements of income. The change in fair value of the contingent consideration during the period ending September 30, 2016 is due primarily to the passage of time, as there have been no significant changes to date in the key assumptions used in the fair value calculation at the date of acquisition.

Gains and losses from changes in Level 3 assets included in earnings for each period are presented in "Royalty rights - change in fair value" and gains and losses from changes in Level 3 liabilities included in earnings for each period are presented in "Change in fair value of anniversary payment and contingent consideration" as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Total change in fair value for the period included in earnings for royalty right assets held at the end of the reporting period	$16,085	$(4,280)	$(11,872)	$19,298

Total change in fair value for the period included in earnings for liabilities held at the end of the reporting period	$(2,083)	$—	$(2,083)	$—

The following tables present the fair value of assets and liabilities not subject to fair value recognition by level within the valuation hierarchy:

	September 30, 2016			December 31, 2015
	Carrying Value	Fair Value Level 2	Fair Value Level 3	Carrying Value	Fair Value Level 2	Fair Value Level 3
(In thousands)
Assets:
Wellstat Diagnostics note receivable	$50,191	$—	$52,688	$50,191	$—	$55,970
Hyperion note receivable	1,200	—	1,200	1,200	—	1,200
LENSAR note receivable	43,909	—	43,909	42,271	—	42,618
Direct Flow Medical note receivable	60,111	—	62,484	51,852	—	51,992
Paradigm Spine note receivable	—	—	—	53,973	—	54,250
kaléo note receivable	146,707	—	143,884	146,778	—	146,789
CareView note receivable	18,879	—	20,168	18,640	—	19,495
Total	$320,997	$—	$324,333	$364,905	$—	$372,314

Liabilities:
February 2018 Notes	$234,895	$239,978	$—	$228,862	$197,946	$—
March 2015 Term Loan	—	—	—	24,966	—	25,000
Total	$234,895	$239,978	$—	$253,828	$197,946	$25,000

As of September 30, 2016 and December 31, 2015, the estimated fair values of the Paradigm Spine, LLC note receivable, kaléo, Inc. note receivable, Hyperion Catalysis International, Inc. note receivable, LENSAR, LLC note receivable, CareView Communications Inc. note receivable and Direct Flow Medical, Inc. note receivable were determined using one or more discounted cash flow models, incorporating expected payments and the interest rate extended on the notes receivable, with fixed interest rates and incorporating expected payments for notes receivable with a variable rate of return.

When deemed necessary the Company engages a third-party valuation expert to assist in evaluating its investments and the related inputs needed to estimate the fair value of certain investments. The Company determined its notes receivable assets are Level 3 assets as the Company's valuations utilized significant unobservable inputs, including estimates of future revenues, discount rates, expectations about settlement, terminal values and required yield. To provide support for the estimated fair value measurements, the Company considered forward-looking performance related to the investment and current measures associated with high yield indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in similar sectors.

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

On September 30, 2016, the carrying values of several of the Company's notes receivable differed from their estimated fair value. This is the result of discount rates used when performing a discounted cash flow for fair value valuation purposes. The Company determined these notes receivable to be Level 3 assets, as its valuations utilized significant unobservable inputs, estimates of future revenues, expectations about settlement and required yield. To provide support for the fair value measurements, the Company considered forward-looking performance, and current measures associated with high yield and published indices, and reviewed the terms and yields of notes placed by specialty finance and venture firms both across industries and in a similar sector.

The fair values of the Company's convertible notes were determined using quoted market pricing or dealer quotes.

Warrants

Warrants consist primarily of purchased call options to buy U.S. corporate equity holdings and derivative assets acquired as part of note receivable investments. The fair value of the warrants is estimated using recently quoted market prices or estimated fair value of the underlying equity security and the Black-Scholes option pricing model.

4. Cash, Cash Equivalents and Investments

As of September 30, 2016, and December 31, 2015, the Company had invested its excess cash balances primarily in money market funds, and a corporate equity security. The Company's securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders’ equity, net of estimated taxes. See Note 3 for fair value measurement information. The cost of securities sold is based on the specific identification method. To date, the Company has not experienced credit losses on investments in these instruments, and it does not require collateral for its investment activities.

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, or short-term investments as of September 30, 2016, and December 31, 2015:

				Reported as:
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
(In thousands)
September 30, 2016
Cash	$96,404	$—	$96,404	$96,404	$—
Money market funds	190	—	190	190	—
Commercial paper	17,981	—	17,981	9,996	7,985
Total	$114,575	$—	$114,575	$106,590	$7,985

December 31, 2015
Cash	$124,082	$—	$124,082	$124,082	$—
Money market funds	94,801	—	94,801	94,801	—
Corporate securities	799	670	1,469	—	1,469
Total	$219,682	$670	$220,352	$218,883	$1,469

For the three and nine months ended September 30, 2016, the Company recognized approximately zero and $882,000, on sales of available-for-sale securities, respectively. For each of the three and nine months ended September 30, 2015, the Company recognized approximately $580,000 on sales of available-for-sale securities.

The unrealized gain on investments included in "Other comprehensive income (loss), net of tax" was approximately zero and $435,000 as of September 30, 2016, and December 31, 2015, respectively.

5. Foreign Currency Hedging

The Company designates the foreign currency exchange contracts used to hedge its royalty revenues based on underlying Euro-denominated sales as cash flow hedges. Euro forward contracts are presented on a net basis on the Company's Condensed Consolidated Balance Sheets as it has entered into a netting arrangement with the counterparty. As of December 31, 2015, all outstanding Euro forward contracts were classified as cash flow hedges. There were no Euro forward contracts outstanding as of September 30, 2016.

The notional amounts, Euro exchange rates and fair values of the Company's Euro forward contracts designated as cash flow hedges were as follows:

Euro Forward Contracts			December 31, 2015
			(In thousands)
Currency	Settlement Price ($ per Euro)	Type	Notional Amount	Fair Value
Euro	1.260	Sell Euro	$16,500	$2,802

 The location and fair values of the Company's Euro forward contracts in the Company's Condensed Consolidated Balance Sheets were as follows:

Cash Flow Hedge	Location	December 31, 2015
(In thousands)
Euro forward contracts	Prepaid and other current assets	$2,802

The effect of the Company's derivative instruments in its Condensed Consolidated Statements of Income and its Condensed Consolidated Statements of Comprehensive Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In thousands)
Net gain (loss) recognized in OCI, net of tax (1)	$—	$(57)	$—	$4,306
Gain (loss) reclassified from accumulated OCI into "Queen et al. royalty revenue," net of tax (2)	$—	$1,495	$1,821	$3,903
 _______________________________
(1) Net change in the fair value of cash flow hedges, net of tax.
(2) Effective portion classified as royalty revenue.

6. Notes and Other Long-Term Receivables

Notes and other long-term receivables included the following significant agreements:

Wellstat Diagnostics Note Receivable and Credit Agreement

In March 2012, the Company executed a $7.5 million two-year senior secured note receivable with the holders of the equity interests in Wellstat Diagnostics, LLC a/k/a Defined Diagnostics, LLC ("Wellstat Diagnostics"). In addition to bearing interest at 10% per annum, the note receivable gave the Company certain rights to negotiate for certain future financing transactions. In August 2012, the Company and Wellstat Diagnostics amended the note receivable, providing a senior secured note receivable of $10.0 million, bearing interest at 12% per annum, to replace the original $7.5 million note receivable. This $10.0 million note receivable was repaid on November 2, 2012, using the proceeds of the $40.0 million credit agreement entered into with the Company on the same date, as described below.

On November 2, 2012, the Company and Wellstat Diagnostics entered into a $40.0 million credit agreement pursuant to which the Company was to accrue quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, the Company was to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues, generated by the sale, distribution or other use of Wellstat Diagnostics' products, if any, commencing upon the commercialization of its products.

In January 2013, the Company was informed that, as of December 31, 2012, Wellstat Diagnostics had used funds contrary to the terms of the credit agreement and breached Sections 2.1.2 and 7 of the credit agreement. The Company sent Wellstat Diagnostics a notice of default on January 22, 2013, and accelerated the amounts owed under the credit agreement. In connection with the notice of default, the Company exercised one of its available remedies and transferred approximately $8.1 million of available cash from a bank account of Wellstat Diagnostics to the Company and applied the funds to amounts due under the credit agreement. On February 28, 2013, the parties entered into a forbearance agreement whereby the Company agreed to refrain from exercising additional remedies for 120 days while Wellstat Diagnostics raised funds to capitalize the business and the parties attempted to negotiate a revised credit agreement. The Company agreed to provide up to $7.9 million to Wellstat Diagnostics to fund the business for the 120-day forbearance period under the terms of the forbearance agreement. Following the conclusion of the forbearance period that ended on June 28, 2013, the Company agreed to forbear its exercise of remedies for additional periods of time to allow the owners and affiliates of Wellstat Diagnostics to complete a pending financing transaction. During such forbearance period, the Company provided approximately $1.3 million to Wellstat Diagnostics to fund ongoing operations of the business. During the year ended December 31, 2013, approximately $8.7 million was advanced pursuant to the forbearance agreement.

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

Except as otherwise described herein, the material terms of the amended and restated credit agreement are substantially the same as those of the original credit agreement, including quarterly interest payments at the rate of 5% per annum (payable in cash or in kind). In addition, the Company was to continue to receive quarterly royalty payments based on a low double-digit royalty rate of Wellstat Diagnostics' net revenues. However, pursuant to the amended and restated credit agreement: (i) the principal amount was reset to approximately $44.1 million, which was comprised of approximately $33.7 million original loan principal and interest, $1.3 million term loan principal and interest and $9.1 million forbearance principal and interest; (ii) the specified internal rates of return increased; (iii) the default interest rate was increased; (iv) Wellstat Diagnostics' obligation to provide certain financial information increased in frequency to monthly; (v) internal financial controls were strengthened by requiring Wellstat Diagnostics to maintain an independent, third-party financial professional with control over fund disbursements; (vi) the Company waived the existing events of default; and (vii) the owners and affiliates of Wellstat Diagnostics were required to contribute additional capital to Wellstat Diagnostics upon the sale of an affiliate entity. The amended and restated credit agreement had an ultimate maturity date of December 31, 2021 (but has subsequently been accelerated as described below).

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

In June 2014, the Company received information from Wellstat Diagnostics showing that it was generally unable to pay its debts as they became due, constituting an event of default under the amended and restated credit agreement. Wellstat Diagnostics entered into a transaction involving another lender, pursuant to which Wellstat Diagnostics obtained additional short-term funding for its operations. At the same time, the Company entered into the first amendment to amended and restated credit agreement with Wellstat Diagnostics. The material terms of the amendment included the following: (1) Wellstat Diagnostics acknowledged that an event of default had occurred; (2) the Company agreed to forbear from immediately enforcing its rights for up to 60 days, so long as the other lender provided agreed levels of interim funding to Wellstat Diagnostics; and (3) the Company obtained specified additional information rights with regard to Wellstat Diagnostics’ financial matters and investment banking activities.

On August 5, 2014, the Company received notice that the short-term funding being provided pursuant to the agreement with the other lender entered into during June 2014, was being terminated. Wellstat Diagnostics remained in default because it was still unable to pay its debts as they became due. Accordingly, the Company delivered a notice of default (the "Wellstat Diagnostics Borrower Notice"). The Wellstat Diagnostics Borrower Notice accelerated all obligations under the amended and restated credit agreement and demanded immediate payment in full in an amount equal to approximately $53.9 million, (which amount, in accordance with the terms of the amended and restated credit agreement, included an amount that, together with interest and royalty payments already made to the Company, would generate a specified internal rate of return to the Company), plus accruing fees, costs and interest, and demanded that Wellstat Diagnostics protect and preserve all collateral securing its obligations.

On August 7, 2014, the Company delivered a notice to each of Samuel J. Wohlstadter, Nadine H. Wohlstadter, Duck Farm, Inc., Hebron Valley Farms, Inc., HVF, Inc., Hyperion Catalysis EU Limited, Hyperion, NHW, LLC, Wellstat AVT Investment, LLC, Wellstat Biocatalysis, LLC, Wellstat Biologics Corporation, Wellstat Diagnostics, Wellstat Immunotherapeutics, LLC, Wellstat

Management Company, LLC, Wellstate Opthalmics Corporation, Wellstat Therapeutics Corporation, Wellstat Therapeutics EU Limited, Wellstat Vaccines, LLC and SJW Properties, Inc., the guarantors of Wellstat Diagnostics' obligations to the Company (collectively, the "Wellstat Diagnostics Guarantors") under the credit agreement (the "Wellstat Diagnostics Guarantor Notice"). The Wellstat Diagnostics Guarantor Notice included a demand that the guarantors remit payment to the Company in the amount of the outstanding obligations. The guarantors include certain affiliates and related companies of Wellstat Diagnostics, including Wellstat Therapeutics and Wellstat Diagnostics’ stockholders.

On August 21, 2014, the Company entered into the second amendment to the amended and restated credit agreement with Wellstat Diagnostics, which amendment provided for the Company to make a discretionary advance to Wellstat Diagnostics.

On September 24, 2014, the Company filed an ex-parte petition for appointment of receiver with the Circuit Court of Montgomery County, Maryland ("the Wellstat Diagnostics Petition"), which was granted on the same day. The order granting the Wellstat Diagnostics Petition authorizes the receiver to take immediate possession of the physical assets of Wellstat Diagnostics, with the purpose of holding, protecting, insuring, managing and preserving the business of Wellstat Diagnostics and the value of the Company’s collateral. Wellstat Diagnostics has remained in operation during the period of the receivership with incremental additional funding from the Company.

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

During the second quarter of 2015, the receiver initiated a process for a public sale of the assets of Wellstat Diagnostics and retained the investment banking firm of Duff & Phelps to organize and manage the sale process. The receiver filed a "Motion For Approval of Sale Procedures" with the Circuit Court for Montgomery County, Maryland, which is the court having jurisdiction over the receivership and a hearing was held on July 22, 2015, at which time arguments were heard from interested parties regarding the sale procedures. No significant substantive disagreements between the parties regarding the sale procedures remained after the hearing and a decision approving the receiver’s sale procedures was made in the third quarter of 2015. The Company submitted a credit bid for the Wellstat Diagnostic assets at a value corresponding to some portion of the outstanding amount due under the amended and restated credit agreement which is subject to court approval. A hearing was scheduled in the Maryland Circuit Court for April 13, 2016 to hear the Receiver’s motion to approve the credit bid sale to the Company. However, on April 12, 2016, Wellstat Diagnostics changed its name to Defined Diagnostics, LLC and filed for bankruptcy under Chapter 11 in the United Stated Bankruptcy Court in the Southern District of New York. The filing of the bankruptcy case stays the proceedings in the Maryland Circuit Court pursuant to the automatic stay provisions of the Bankruptcy Code. On June 15, 2016, in response to a Motion to Dismiss filed by the Company alleging, among other things, that the New York Bankruptcy Court is not a proper venue for Defined Diagnostics to file for bankruptcy under Chapter 11, the New York Bankruptcy Court dismissed and transferred the action to the United States Bankruptcy Court in Delaware. On August 2, 2016 the Delaware Bankruptcy Court announced its decision to grant the Company’s motion to dismiss the chapter 11 petition with prejudice as a bad faith filing, which resulted in a lifting of the stay on the receivership sale in the Maryland Circuit Court. A hearing has been scheduled for December 22, 2016, in front of the Maryland Circuit Court related to the Company's credit bid for Wellstat Diagnostics' assets.

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against certain of the Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, the Company filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantor defendants' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantor defendants should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing.

On July 29, 2016, the Supreme Court of New York issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantor defendants are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined.

On July 29, 2016, the Wellstat Diagnostics Guarantor defendants filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. The Appellate Division of the Supreme Court of New York has adjourned the Wellstat Diagnostics Guarantor defendants' appeal to the January 2017 term.

On September 1, 2016, the Company filed a motion for relief pursuant to New York law (i) restraining the Wellstat Diagnostics Guarantor defendants from making any sale, assignment, transfer or interference in any of their property, or from paying over or otherwise disposing of any debt and (ii) authorizing the Company to examine the assets of each of the Wellstat Diagnostics Guarantor defendants. On October 5, 2016, the Wellstat Diagnostics Guarantor defendants filed a motion for leave of the court to assert counterclaims against the Company, and certain officers and consultants of the Company, for (i) breach of fiduciary duty, (ii) intentional interference with prospective economic advantage, (iii) breach of the duty of good faith and fair dealing and negligent misrepresentation. A hearing has been scheduled by the court regarding such motions and counterclaims for November 28, 2016.

On October 14, 2016, the Company sent a notice of default and reference to foreclosure proceedings to certain of the Wellstat Diagnostics Guarantors which are not defendants in the New York action, but which are owners of real estate assets over which a deed of trust in favor of the Company securing the guarantee of the loan to Wellstat Diagnostics had been executed.

On October 24, 2016, in response to a request from the Wellstat Guarantor defendants to stay the damages hearing pending resolution of the Wellstat Diagnostics Guarantor defendants’ appeal of the Supreme Court’s summary judgment against them by the Appellate Division, a single justice of the Appellate Division granted a temporary stay of all proceedings before the Supreme Court until the Wellstat Diagnostics Guarantor defendants’ motion to stay can be addressed by a three judge panel of the Appellate Division. The motion for a stay will be fully briefed and submitted for decision by the motions panel on November 9, 2016.

On October 22, 2015, certain of the Wellstat Diagnostics Guarantors filed a complaint against the Company in the Supreme Court of New York seeking a declaratory judgment that certain contractual arrangements entered into between the parties subsequent to Wellstat Diagnostics’ default, and which relate to a split of proceeds in the event that the Wellstat Diagnostics Guarantors voluntarily monetize any assets that are the Company’s collateral, is of no force or effect.

Through the period ended September 30, 2016, PDL has advanced to Wellstat Diagnostics $17.2 million to fund the ongoing operations of the business and other associated costs. This funding has been expensed as incurred.

Effective April 1, 2014, and as a result of the event of default, the Company determined the loan to be impaired and it ceased to accrue interest revenue. At that time and as of September 30, 2016, it has been determined that an allowance on the carrying value of the note was not necessary, as the Company believes the value of the collateral securing Wellstat Diagnostics’ obligations exceeds the carrying value of the asset and is sufficient to enable the Company to recover the current carrying value of $50.2 million. The Company continues to closely monitor the timing and expected recovery of amounts due, including litigation and other matters related to Wellstat Diagnostics Guarantors' assets. There can be no assurance that an allowance on the carrying value of the notes receivable investment will not be necessary in a future period depending on future developments.

Hyperion Agreement

On January 27, 2012, the Company and Hyperion Catalysis International, Inc. ("Hyperion") (which is also a Wellstat Diagnostics Guarantor) entered into an agreement whereby Hyperion sold to the Company the royalty streams due from SDK related to a certain patent license agreement between Hyperion and SDK dated December 31, 2008. The agreement assigned the patent license agreement royalty stream accruing from January 1, 2012 through December 31, 2013, to the Company in exchange for the lump sum payment to Hyperion of $2.3 million. In exchange for the lump sum payment, the Company were to receive two equal payments of $1.2 million on each of March 5, 2013 and 2014. The first payment of $1.2 million was paid on March 5, 2013, but Hyperion has not made the second payment that was due on March 5, 2014. The Company completed an impairment analysis as of September 30, 2016. Effective with this date and as a result of the event of default, the Company ceased to accrue interest revenue. As of September 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. There can be no assurance that this will be true in the event of the Company's foreclosure on the collateral, nor can there be any assurance of realizing value from such collateral.

AxoGen Note Receivable and AxoGen Royalty Agreement

In October 2012, the Company entered into the Revenue Interests Purchase Agreement (the "AxoGen Royalty Agreement") with AxoGen, Inc. ("AxoGen"), providing for the payment of specified royalties to the Company on AxoGen’s net revenues (as defined in the AxoGen Royalty Agreement) generated by the sale, distribution or other use of AxoGen’s products. The AxoGen Royalty Agreement had an eight-year term and provided the Company with royalties of 9.95% based on AxoGen's net revenues, subject to agreed-upon guaranteed quarterly minimum payments of approximately $1.3 million to $2.5 million, which began in the fourth quarter of 2014, and gave the Company the right to require AxoGen to repurchase the royalties under the AxoGen Royalty Agreement at the end of the fourth anniversary of the agreement. AxoGen was granted certain rights to call the contract in years five through eight. The total consideration the Company paid to AxoGen for the royalty rights was $20.8 million, including an interim funding of $1.8 million in August 2012. AxoGen was required to use a portion of the proceeds from the AxoGen Royalty Agreement to pay the outstanding balance under its existing credit facility. The royalty rights were secured by the cash and accounts receivable of AxoGen.

On August 14, 2013, the Company purchased 1,166,666 shares of registered common stock of AxoGen (AXGN) at $3.00 per share, totaling $3.5 million. On December 22, 2014, the Company sold these shares at $3.03 per share, totaling approximately $3.5 million.

On November 13, 2014, the Company agreed to terminate the AxoGen Royalty Agreement in consideration for a payment of $30.3 million in cash, which was the sum of the outstanding principal, interest and embedded derivative. At the same time, the Company acquired 643,382 shares of registered common stock of AxoGen for approximately $1.7 million at a public offering price of $2.72 per share. The shares were classified as available-for-sale securities and recorded as short-term investments on the Condensed Consolidated Balance Sheets. In the third and fourth quarters of 2015, the Company sold 200,000 and 149,650 shares, respectively, at a price range between $5.46 and $5.69 per share, resulting in a gain totaling approximately $1.9 million. In the first and second quarters of 2016, the Company sold 50,000 and 243,732 shares, respectively, at a price range between $5.44 and $6.10 per share, resulting in a gain totaling approximately $882,000.

As of September 30, 2016, the Company no longer owns shares of AxoGen common stock.

Avinger Credit and Royalty Agreement

Under the terms of the Avinger Credit and Royalty Agreement, the Company receives a low, single-digit royalty on Avinger's net revenues until April 2018. Commencing in October 2015, after Avinger repaid $21.4 million pursuant to its note receivable prior to its maturity date, the royalty on Avinger's net revenues reduced by 50%, subject to certain minimum payments from the prepayment date until April 2018. The Company has accounted for the royalty rights in accordance with the fair value option. For a further discussion of the Avinger Credit and Royalty Agreement, see Note 3.

LENSAR Credit Agreement

On October 1, 2013, the Company entered into a credit agreement with LENSAR, Inc. ("LENSAR"), pursuant to which the Company made available to LENSAR up to $60.0 million to be used by LENSAR in connection with the commercialization of its currently marketed LENSAR™ Laser System. Of the $60.0 million available to LENSAR, an initial $40.0 million, net of fees, was funded by the Company at the close of the transaction. The remaining $20.0 million, in the form of a second tranche is no longer available to LENSAR under the terms of the credit agreement. Outstanding borrowings under the loans bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On May 12, 2015, the Company entered into a forbearance agreement with LENSAR, pursuant to which the Company agreed to refrain from exercising certain remedies available to it resulting from the failure of LENSAR to comply with a liquidity covenant and make interest payments due under the credit agreement. Under the forbearance agreement, the Company agreed to provide LENSAR with up to an aggregate of $8.5 million in weekly increments through the period ended September 30, 2015 plus employee retention amounts of approximately $0.5 million in the form of additional loans, subject to LENSAR meeting certain milestones related to LENSAR obtaining additional capital to fund the business or sell the business and repay outstanding amounts under the credit agreement. In exchange for the forbearance, LENSAR agreed to additional reporting covenants, the engagement of a chief restructuring officer and an increase on the interest rate to 18.5%, applicable to all outstanding amounts under the credit agreement.

On September 30, 2015, the Company agreed to extend the forbearance agreement until October 9, 2015 and provide for up to an additional $0.8 million in funding while LENSAR negotiated a potential sale of its assets. On October 9, 2015, the forbearance agreement expired, but the Company agreed to fund LENSAR's operations while LENSAR continued to negotiate a potential sale of its assets.

On November 15, 2015, LENSAR, LLC (f/k/a Lion Buyer, LLC) ("New LENSAR"), a wholly owned subsidiary of Alphaeon Corporation ("Alphaeon"), and LENSAR entered into the Asset Purchase Agreement whereby New LENSAR agreed to acquire substantially all the assets and assumed certain liabilities of LENSAR subject to the satisfaction of certain closing conditions. The acquisition was consummated on December 15, 2015.

In connection with the closing of the acquisition, New LENSAR entered into an amended and restated credit agreement with the Company, assuming $42.0 million in loans as part of the borrowings under the Company’s prior credit agreement with LENSAR. In addition, Alphaeon issued 1.7 million shares of its Class A common stock to the Company.

Under the terms of the amended and restated credit agreement, the Company has a first lien security interest in substantially all of the equity interests and assets of New LENSAR. The loans bear interest of 15.5% per annum, payable quarterly in arrears. New LENSAR may elect to pay in kind interest for the first three interest payments in the form of additional principal amount added to the loans. The principal repayment will commence on the ninth interest payment date. The principal amount outstanding at commencement of repayment is to be repaid in equal installments until final maturity of the loans on December 15, 2020.

The Company concluded that the amendment and restatement of the original LENSAR credit agreement shall be accounted for as a troubled debt restructuring due to the concession granted by the Company and LENSAR’s financial difficulties. The Company has recognized a loss on extinguishment of notes receivable of $4.0 million and expensed $3.0 million of closing fees as general & administrative costs as incurred at closing on December 15, 2015.

The Company has estimated a fair value of $3.84 per share for the 1.7 million shares of Alphaeon Class A common stock received in connection with the transactions and recognized this investment as a cost-method investment of $6.6 million included in other long-term asset. The Alphaeon Class A common stock is subject to other-than-temporary impairment assessments in future periods. There is no other-than-temporary impairment charge incurred as of September 30, 2016.

At September 30, 2016, New LENSAR was not in compliance with the interest payment and certain covenant requirements of the amended and restated credit agreement.

The Company completed an impairment analysis as of September 30, 2016. Effective as of this date and as a result of the non-compliance with certain covenants, the Company determined the loan to be impaired and ceased to accrue interest revenue. In light of the non-compliance under the credit agreement, the Company is exploring its options with New LENSAR and Alphaeon. As of September 30, 2016, the estimated fair value of the collateral underlying the LENSAR loan was determined to be equal to the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

Direct Flow Medical Credit Agreement

On November 5, 2013, the Company entered into a credit agreement with Direct Flow Medical, Inc. ("Direct Flow Medical") under which the Company agreed to provide up to $50.0 million to Direct Flow Medical. Of the $50.0 million available to Direct Flow Medical, an initial $35.0 million (tranche one), net of fees, was funded by the Company at the close of the transaction. Pursuant to the original terms of the credit agreement the Company agreed to provide Direct Flow Medical with an additional $15.0 million tranche, net of fees, upon the attainment of a specified revenue milestone to be accomplished no later than December 31, 2014 (the tranche two milestone). Until the occurrence of the tranche two milestone, outstanding borrowings under tranche one bore interest at the rate of 15.5% per annum, payable quarterly in arrears.

On November 10, 2014, the Company and Direct Flow Medical agreed to an amendment to the credit agreement to permit Direct Flow Medical to borrow the $15.0 million second tranche upon receipt by Direct Flow Medical of a specified minimum amount of proceeds from an equity offering prior to December 31, 2014. In exchange, the parties amended the credit agreement to provide for additional fees associated with certain liquidity events, such as a change of control or the consummation of an initial public offering, and granted the Company certain board of director observation rights. On November 19, 2014, upon Direct Flow Medical satisfying the amended tranche two milestone, the Company funded the $15.0 million second tranche to Direct Flow Medical, net of fees. Upon occurrence of the borrowing of this second tranche, the interest rate applicable to all loans under the credit agreement was decreased to 13.5% per annum, payable quarterly in arrears.

Under the terms of the credit agreement, Direct Flow Medical's obligation to repay loan principal commenced on the 12th interest payment date, September 30, 2016. The principal amount outstanding at commencement of repayment is required to be repaid in equal installments until final maturity of the loans. The loans mature on November 5, 2018. Direct Flow Medical may elect to prepay the loans at any time, subject to a prepayment penalty that decreases over the life of the loans. The obligations under the credit agreement are secured by a pledge of substantially all of the assets of Direct Flow Medical and any of its subsidiaries.

On December 21, 2015, Direct Flow Medical and the Company entered into a waiver to the credit agreement in anticipation of Direct Flow Medical being unable to comply with the liquidity covenant and make interest payments due under the credit agreement.

On January 14, 2016, both parties agreed to provide Direct Flow Medical with an extension to waive the liquidity covenant and delay the timing of the interest payments through the period ending September 30, 2016 while Direct Flow Medical seeks additional financing to operate its business.

On January 28, 2016, the Company funded an additional $5.0 million to Direct Flow Medical in the form of a short-term secured promissory note.

On February 26, 2016, the Company and Direct Flow Medical entered into the fourth amendment to the credit agreement that, among other things, (i) converted the $5.0 million short-term secured promissory note into a loan under the credit agreement with substantially the same interest and payment terms as the existing loans, (ii) added a conversion feature whereby the $5.0 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events and (iii) provided for a second $5.0 million convertible loan tranche commitment, to be funded at the option of the Company. The commitment for the second tranche was not funded and has since expired. In addition, (i) the Company agreed to waive the liquidity covenant and delay the timing of the unpaid interest payments until September 30, 2016 and (ii) Direct Flow Medical agreed to issue to the Company a specified amount of warrants to purchase shares of convertible preferred stock on the first day of each month for the duration of the waiver period at an exercise price of $0.01 per share. At September 30, 2016, the Company determined an estimated fair value of the warrants of $1.1 million.

On July 15, 2016, the Company and Direct Flow Medical entered into the fifth amendment and limited waiver to the credit agreement. The Company funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans and a conversion feature whereby the $1.5 million loan would convert into equity of Direct Flow Medical upon the occurrence of certain events. In addition, Direct Flow Medical agreed to issue to the Company warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

On September 12, 2016, the Company and Direct Flow Medical entered into the sixth amendment and limited waiver to the credit agreement under which the Company funded an additional $1.5 million to Direct Flow Medical in the form of a note with substantially the same interest and payment terms as the existing loans. In addition, Direct Flow Medical agreed to issue to the Company a specified amount of warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

On September 30, 2016, the Company and Direct Flow Medical entered into the tenth limited waiver to the credit agreement where the parties agreed, among other things, to (i) delay payment on all overdue interest payments until October 31, 2016, (ii) waive the initial principal repayment until October 31, 2016 and (iii) continue to waive the liquidity requirements until October 31, 2016. Further, Direct Flow Medical agreed to issue to the Company a specified amount of warrants to purchase shares of convertible preferred stock at an exercise price of $0.01 per share.

On October 31, 2016 the Company agreed to extend the waivers described above until November 30, 2016. The Company is exploring its options while Direct Flow Medical continues to seek additional financing.

The Company completed an impairment analysis as of September 30, 2016. Effective as of this date and as a result of the waived defaults, the Company determined the loan to be impaired and ceased to accrue interest revenue. As of September 30, 2016, the estimated fair value of the collateral was determined to be in excess of the carrying value. In the event the Company was to foreclose on the collateral, there can be no assurance as to the accuracy of the estimated fair value of the collateral, nor can there be any assurance of realizing value from such collateral.

Paradigm Spine Credit Agreement

On February 14, 2014, the Company entered into the Credit Agreement (the "Paradigm Spine Credit Agreement") with Paradigm Spine, LLC ("Paradigm Spine"), under which it made available to Paradigm Spine up to $75.0 million to be used by Paradigm Spine to refinance its existing credit facility and expand its domestic commercial operations. Of the $75.0 million available to Paradigm Spine, an initial $50.0 million, net of fees, was funded by the Company at the close of the transaction. The second and third tranches of up to an additional $25.0 million in the aggregate, net of fees, are no longer available under the terms of the Paradigm Spine Credit Agreement.

On October 27, 2015, the Company and Paradigm Spine entered into an amendment to the Paradigm Spine Credit Agreement to provide additional term loan commitments of up to $7.0 million payable in two tranches, of which the first tranche of $4.0 million was drawn on the closing date of the amendment, net of fees. Paradigm Spine chose not to draw down the second tranche of $3.0 million and such tranche is no longer available. Borrowings under the credit agreement bore interest at the rate of 13.0% per annum, payable quarterly in arrears.

On August 26, 2016, the Company received $57.5 million in connection with the prepayment of the loans under the Paradigm Spine Credit Agreement, which included a repayment of the full principal amount outstanding of $54.7 million, plus accrued interest and a prepayment fee.

kaléo Note Purchase Agreement

On April 1, 2014, the Company entered into a note purchase agreement with Accel 300, LLC ("Accel 300"), a wholly-owned subsidiary of kaléo, Inc. ("kaléo"), pursuant to which the Company acquired $150.0 million of secured notes due 2029. The secured notes were issued pursuant to an indenture between Accel 300 and U.S. Bank, National Association, as trustee, and are secured by the kaléo Revenue Interests and a pledge of kaléo’s equity ownership in Accel 300.

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

As of September 30, 2016, the Company determined that its royalty purchase interest in Accel 300 represented a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities of Accel 300 that most significantly impact Accel 300's economic performance and is not the primary beneficiary of Accel 300; therefore, Accel 300 is not subject to consolidation by the Company.

On October 28, 2015, Sanofi US initiated a voluntary nationwide recall of all Auvi-Q® units effectively immediately because in rare cases the syringe would not deliver the proper amount of epinephrine, the drug used to treat severe allergic reactions. Sanofi is the exclusive licensee of kaléo for the manufacturing and commercialization of Auvi-Q. Subsequent to the recall, kaléo made a full and timely payment of $9.5 million, which included all principal and interest due in the fourth quarter of 2015.

On February 18, 2016, the Company was advised that Sanofi and kaléo would terminate their license and development agreement at a future date. On March 31, 2016, the Company was informed by kaléo that the license and development agreement was terminated and that all U.S. and Canadian commercial and manufacturing rights to Auvi-Q® and Allerject® had been returned to kaléo. All manufacturing equipment had also been returned to kaléo, and kaléo is evaluating the timing and options for bringing Auvi-Q and Allerject back to the market. As part of the financing transaction, kaléo was required to establish an interest reserve account of $20.0 million from the $150.0 million provided by the Company. The purpose of this interest reserve account is to cover any possible shortfalls in interest payments owed to the Company. While the interest reserve account was depleted in the second quarter of 2016, kaléo continues to make interest payments due to the Company under the note purchase agreement and the Company expects that kaléo will fund future interest payments with existing cash until Auvi-Q is returned to the market.

On October 26, 2016, kaléo announced that it will reintroduce Auvi-Q to the U.S market in the first half of 2017. kaléo indicated that the reasons for the recall have been resolved by investing in an extensive new, automated manufacturing process that uses a production line composed entirely of robots with more than one hundred quality checks.

At September 30, 2016, it has been determined that there is no impairment.

CareView Credit Agreement

On June 26, 2015, the Company entered into a credit agreement with CareView Communications Inc. ("Careview"), under which the Company made available to CareView up to $40.0 million in two tranches of $20.0 million each. Under the terms of the credit agreement, the first tranche of $20.0 million, net of fees, was funded by the Company upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems®, on October 7, 2015. The second $20.0 million tranche would be funded upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017. Outstanding borrowings under the credit agreement will bear interest at the rate of 13.5% per annum and are payable quarterly in arrears.

As part of the transaction, the Company received a warrant to purchase approximately 4.4 million shares of common stock of CareView at an exercise price of $0.45 per share. The Company has accounted for the warrant as derivative asset with an offsetting credit as debt discount. At each reporting period the warrant is marked to market for changes in fair value.

On October 7, 2015, the Company and CareView entered into an amendment of the credit agreement to modify certain definitions related to the first and second tranche milestones.

In connection with the amendment of the credit agreement, the Company and CareView also agreed to amend the warrant to purchase common stock agreement by reducing the warrant's exercise price from $0.45 to $0.40 per share. At September 30, 2016, the Company determined an estimated fair value of the warrant of $0.2 million.

For carrying value and fair value information related to the Company's Notes and Other Long-term Receivables, see Note 3.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
(In thousands)
Compensation	$4,761	$1,979
Interest	1,643	4,107
Dividend payable	167	184
Legal	1,005	730
Other	1,903	922
Total	$9,479	$7,922

8. Commitments and Contingencies

PDL BioPharma, Inc. v Merck Sharp & Dohme, Corp.

On October 28, 2015, the Company filed a Complaint against Merck Sharp & Dohme, Corp (“Merck”) for patent infringement in the United States District Court for the District of Nevada. In the Complaint, the Company alleges that manufacture and sales of certain of Merck’s Keytruda product infringes one or more claims of the Company’s U.S Patent No. 5,693,761 ('761 Patent). The Company has requested judgment that Merck has infringed the '761 Patent, an award of damages due to the infringement, a finding that such infringement was willful and deliberate and trebling of damages therefore, and a declaration that the case is exceptional and warrants an award of attorney’s fees and costs. Although the '761 Patent expired on December 2, 2014, the Company believes that Merck infringed the patent through, e.g., manufacture and/or sale of Keytruda prior to the expiration of the '761 Patent. On December 21, 2015, Merck filed a Motion to Dismiss for Lack of Personal Jurisdiction. In response to Merck’s motion, on January 22, 2016, rather than dispute Merck’s contentions regarding jurisdiction, the Company elected to dismiss the action in Nevada and refile the Complaint in its entirety in the District of New Jersey. On May 25, 2016, Merck filed a Motion to Bifurcate Discovery and Trial into Liability and Damages Phases, which motion was granted by the court.

Wellstat Litigation

On September 4, 2015, the Company filed in the Supreme Court of New York a motion for summary judgment in lieu of complaint which requested that the court enter judgment against Wellstat Diagnostics Guarantors for the total amount due on the Wellstat Diagnostics debt, plus all costs and expenses including lawyers’ fees incurred by the Company in enforcement of the related guarantees. On September 23, 2015, the Company filed in the same court an ex parte application for a temporary restraining order and order of attachment of the Wellstat Diagnostics Guarantors' assets. At a hearing on September 24, 2015, regarding the Company’s request for a temporary restraining order, the court ordered that the Company’s request for attachment and for summary judgment would be heard at a hearing on November 5, 2015. Although the court denied the Company’s request for a temporary restraining order at the hearing on September 24, 2015, it ordered that assets of the Wellstat Diagnostics Guarantors should be held in status quo ante and only used in the normal course of business pending the outcome of the matters under consideration at the hearing. On July 29, 2016, the court issued its Memorandum of Decision granting the Company’s motion for summary judgment and denying the Wellstat Diagnostics Guarantors’ cross-motion for summary judgment. The Supreme Court of New York held that the Wellstat Diagnostics Guarantors are liable for all “Obligations” owed by Wellstat Diagnostics to the Company. It did not set a specific dollar amount due, but ordered that a judicial hearing officer or special referee be designated to determine the amount of the Obligations owing, and awarded the Company its attorneys’ fees and costs in an amount to be determined. On July 29, 2016, the Wellstat Diagnostics Guarantors filed a notice of appeal from the Memorandum of Decision to the Appellate Division of the Supreme Court of New York. The Appellate Division of the Supreme Court of New York has adjourned the Wellstat Diagnostics Guarantors' appeal to the January 2017 term. On October 24, 2016, in response to a request from the Wellstat Guarantors’ to stay the damages hearing before the special referee pending resolution of the Wellstat Guarantors’ appeal of the Supreme Court’s summary judgment against them, a single justice of the Appellate Division granted a temporary stay of all proceedings before the Supreme Court until the Wellstat Guarantors’ motion to stay can be addressed by a three judge panel of the Appellate Division. The motion for a stay will be fully briefed and submitted for decision by the motions panel on November 9, 2016. For a further discussion of the Wellstat litigation, see Note 6.

Other Legal Proceedings

From time to time, the Company is involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. The Company makes provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of the Company's operations of that period and on its cash flows and liquidity.

Lease Guarantee

In connection with the spin-off by the Company of Facet Biotech Corporation ("Facet") (the "Spin-Off,") the Company entered into amendments to the leases for the Company's former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify us for all matters related to the leases attributable to the period after the Spin-Off date. Should Facet default under its lease obligations, the Company could be held liable by the landlord as a co-tenant and, thus, the Company has in substance guaranteed the payments under the lease agreements for the Redwood City facilities. As of September 30, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $59.2 million. In April 2010, Abbott Laboratories acquired Facet and later renamed the entity AbbVie Biotherapeutics, Inc. ("AbbVie"). If AbbVie were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance, which may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on its Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, related to this guarantee. In future periods, the Company may adjust this liability for any changes in the ultimate outcome of this matter that are both probable and estimable.

Irrevocable Letters of Credit

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase
Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at September 30, 2016.

Unconditional Purchase Obligation

In connection with the Noden Transaction, Noden entered into an unconditional purchase obligation with Novartis to acquire all local finished goods inventory in certain countries upon transfer of the applicable marketing authorization rights in such country. The purchase is payable within 60 days after the transfer of the marketing authorization rights. The agreement does not specify minimum quantities but details pricing terms.

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement specifies variable quantities based on forecasts and pricing terms.

9. Convertible Notes and Term Loans

		Principal Balance Outstanding	Carrying Value
		September 30,	September 30,	December 31,
Description	Maturity Date	2016	2016	2015
(In thousands)
Convertible Notes
February 2018 Notes	February 1, 2018	$246,447	$234,895	$228,862
March 2015 Term Loan	February 15, 2016	$—	—	24,966
Total			$234,895	$253,828

Series 2012 Notes

In January 2012, the Company issued and exchanged $169.0 million aggregate principal of Series 2012 Notes for an identical principal amount of the February 2015 Notes, plus a cash payment of $5.00 for each $1,000 principal amount tendered, totaling approximately $845,000. The cash payment was allocated to deferred issue costs of $765,000, additional paid-in capital of $52,000 and deferred tax assets of $28,000. The deferred issue costs were recognized over the life of the Series 2012 Notes as interest expense. In February 2012, the Company entered into separate privately negotiated exchange agreements under which the Company issued and exchanged an additional $10.0 million aggregate principal amount of the Series 2012 Notes for an identical principal amount of the February 2015 Notes. In August 2013, the Company entered into a separate privately negotiated exchange agreement under which it retired the final $1.0 million aggregate principal amount of the outstanding February 2015 Notes. Pursuant to the exchange agreement, the holder of the February 2015 Notes received $1.0 million aggregate principal amount of the Series 2012 Notes. Immediately following the exchange, no principal amount of the February 2015 Notes remained outstanding and $180.0 million principal amount of the Series 2012 Notes is outstanding.

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

The Series 2012 Notes were due February 17, 2015, and bore interest at a rate of 2.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. On February 17, 2015, the Company retired the remaining $22.3 million of aggregate principal of its Series 2012 notes at their stated maturity for $22.3 million, plus approximately 1.34 million shares of its common stock.

Interest expense for the Series 2012 Notes on the Company's Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$—	$—	$—	$80
Amortization of debt issuance costs	—	—	—	13
Amortization of debt discount	—	—	—	76
Total	$—	$—	$—	$169

May 2015 Notes

On May 16, 2011, the Company issued $155.3 million in aggregate principal amount, at par, of the May 2015 Notes in an underwritten public offering, for net proceeds of $149.7 million. The May 2015 Notes were due May 1, 2015, and the Company paid interest at 3.75% on the May 2015 Notes semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2011. Proceeds from the May 2015 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem the Series 2012 Notes.

On May 1, 2015, the Company retired the remaining $155.1 million of aggregate principal of its May 2015 Notes at their stated maturity for $155.1 million, plus approximately 5.2 million shares of its common stock for the excess conversion value.

Interest expense for the May 2015 Notes on the Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$—	$—	$—	$1,938
Amortization of debt issuance costs	—	—	—	435
Amortization of debt discount	—	—	—	1,815
Total	$—	$—	$—	$4,188

Purchased Call Options and Warrants

In connection with the issuance of the May 2015 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $20.8 million, plus legal fees, for the purchased call options with terms substantially similar to the embedded conversion options in the May 2015 Notes. The Company exercised the purchased call options upon conversion of the May 2015 Notes on May 1, 2015, which required the hedge counterparties to deliver shares to the Company. The hedge counterparties delivered approximately 5.2 million shares of the Company's common stock to the Company, which was the amount equal to the shares required to be delivered by the Company to the note holders for the excess conversion value.

In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive up to 27.5 million shares of common stock underlying the May 2015 Notes. The Company received an aggregate amount of $10.9 million for the sale from the two counterparties. Under the terms of the warrant agreement, the warrant counterparties had the option to exercise the warrants on their specified expiration dates through the 120 scheduled trading days beginning on July 30, 2015 and ended on January 20, 2016. Because the VWAP of the Company's common stock never exceeded the strike price of the warrants, the Company did not deliver any common stock to the warrant counterparties.

The purchased call option transactions and warrant sales effectively served to reduce the potential dilution associated with conversion of the May 2015 Notes.

Because the share price was above $5.72 but below $6.73, upon conversion of the Company's May 2015 Notes, the purchased call options offset the share dilution, and the Company received shares on exercise of the purchased call options equal to the shares that the Company delivered to the note holders.

While the purchased call options reduced the potential equity dilution upon conversion of the May 2015 Notes, prior to the conversion or exercise, the May 2015 Notes and the warrants had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the respective exercise prices of those instruments.

February 2018 Notes

On February 12, 2014, the Company issued $300.0 million in aggregate principal amount, at par, of the February 2018 Notes in an underwritten public offering, for net proceeds of $290.2 million. The February 2018 Notes are due February 1, 2018, and the Company pays interest at 4.0% on the February 2018 Notes semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2014. A portion of the proceeds from the February 2018 Notes, net of amounts used for purchased call option transactions and provided by the warrant transactions described below, were used to redeem $131.7 million of the Series 2012 Notes. Upon the occurrence of a fundamental change, as defined in the indenture, holders have the option to require the Company to repurchase their February 2018 Notes at a purchase price equal to 100% of the principal, plus accrued interest.

On November 20, 2015, the Company's agent initiated the repurchase of $53.6 million in aggregate principal amount of its February 2018 Notes for $43.7 million in cash in four open market transactions. The closing of these transactions occurred on November 30, 2015.

It was determined that the repurchase of the principal amount shall be accounted for as a partial extinguishment of the February 2018 Notes. As a result, a gain on extinguishment of $6.5 million was recorded at closing of the transaction. The $6.5 million gain on extinguishment included the de-recognition of the original issuance discount of $3.1 million, outstanding deferred issuance costs of $0.9 million and agent fees of $0.1 million. Immediately following the repurchase, $246.4 million principal amount of the February 2018 Notes was outstanding with $14.1 million of remaining original issuance discount and $4.1 million of debt issuance costs to be amortized over the remaining life of the February 2018 Notes. As of September 30, 2016, the February 2018 Notes are not convertible. At September 30, 2016, the if-converted value of the February 2018 Notes did not exceed the principal amount.

In connection with the repurchase of the February 2018 Notes, the Company and the counterparties agreed to unwind a portion of the purchased call options. As a result of this unwinding, the Company received $270,000 in cash. The payments received have been recorded as an increase to additional paid-in-capital. In addition, the Company and the counterparties agreed to unwind a portion of the warrants for $170,000 in cash, payable by the Company. The payments have been recorded as a decrease to additional paid-in-capital. At September 30, 2016, the Company concluded that the remaining purchased call options and warrants continue to meet all criteria for equity classification.

The February 2018 Notes are convertible under any of the following circumstances:

•
During any fiscal quarter ending after the quarter ended June 30, 2014, if the last reported sale price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price for the notes on the last day of such preceding fiscal quarter;

•
During the five business-day period immediately after any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate for the notes for each such day;

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

In accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, the Company was required to separately account for the liability component of the instrument in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. As a result, the Company separated the principal balance of the February 2018 Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an assumed borrowing rate of 7.0%, which represents the estimated market interest rate for a similar nonconvertible instrument available to the Company on the date of issuance, the Company recorded a total debt discount of $29.7 million, allocated $19.3 million to additional paid-in capital and allocated $10.4 million to deferred tax liability. The discount is being amortized to interest expense over the term of the February 2018 Notes and increases interest expense during the term of the February 2018 Notes from the 4.0% cash coupon interest rate to an effective interest rate of 6.9%. As of September 30, 2016, the remaining discount amortization period is 1.3 years.

The carrying value and unamortized discount of the February 2018 Notes were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Principal amount of the February 2018 Notes	$246,447	$246,447
Unamortized discount of liability component	(11,552)	(17,585)
Net carrying value of the February 2018 Notes	$234,895	$228,862

Interest expense for the February 2018 Notes on the Company's Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Contractual coupon interest	$2,465	$3,000	$7,393	$9,000
Amortization of debt issuance costs	457	510	1,337	1,599
Amortization of debt discount	1,591	1,830	4,696	5,353
Total	$4,513	$5,340	$13,426	$15,952

Purchased Call Options and Warrants

In connection with the issuance of the February 2018 Notes, the Company entered into purchased call option transactions with two hedge counterparties. The Company paid an aggregate amount of $31.0 million for the purchased call options with terms substantially similar to the embedded conversion options in the February 2018 Notes. The purchased call options cover, subject to anti-dilution and certain other customary adjustments substantially similar to those in the February 2018 Notes, approximately 32.7 million shares of the Company's common stock. The Company may exercise the purchased call options upon conversion of the February 2018 Notes and require the hedge counterparty to deliver shares to the Company in an amount equal to the shares required to be delivered by the Company to the note holder for the excess conversion value. The purchased call options expire on February 1, 2018, or the last day any of the February 2018 Notes remain outstanding.

In addition, the Company sold to the hedge counterparties warrants exercisable, on a cashless basis, for the sale of rights to receive shares of common stock that will initially underlie the February 2018 Notes at a strike price of $10.3610 per share, which represents a premium of approximately 30% over the last reported sale price of the Company's common stock of $7.97 on February 6, 2014. The warrant transactions could have a dilutive effect to the extent that the market price of the Company's common stock exceeds the applicable strike price of the warrants on the date of conversion. The Company received an aggregate amount of $11.4 million for the sale from the two counterparties. The warrant counterparties may exercise the warrants on their specified expiration dates that occur over a period of time. If the VWAP of the Company's common stock, as defined in the warrants, exceeds the strike price of the warrants, the Company will deliver to the warrant counterparties shares equal to the spread between the VWAP on the date of exercise or expiration and the strike price. If the VWAP is less than the strike price, neither party is obligated to deliver anything to the other.

The purchased call option transactions and warrant sales effectively serve to reduce the potential dilution associated with conversion of the February 2018 Notes. The strike price is subject to further adjustment in the event that future quarterly dividends exceed $0.15 per share.

The purchased call options and warrants are considered indexed to the Company stock, require net-share settlement, and met all criteria for equity classification at inception and at September 30, 2016. The purchased call options cost of $31.0 million, less deferred taxes of $10.8 million, and the $11.4 million received for the warrants, was recorded as adjustments to additional paid-in capital. Subsequent changes in fair value will not be recognized as long as the purchased call options and warrants continue to meet the criteria for equity classification.

March 2015 Term Loan

On March 30, 2015, the Company entered into a credit agreement with the Royal Bank of Canada consisting of a term loan of $100.0 million ("March 2015 Term Loan").

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

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
	2016	2015
(In thousands)
Accrued lease liability	$10,700	$10,700
Long-term incentive accrual	3,800	1,318
Uncertain tax positions	42,070	38,467
Dividend payable	281	165
Total	$56,851	$50,650

In connection with the Spin-Off, the Company entered into amendments to the leases for the Company's former facilities in Redwood City, California, under which Facet was added as a co-tenant, and a Co-Tenancy Agreement, under which Facet agreed to indemnify the Company for all matters related to the leases attributable to the period after the Spin-Off date. As of September 30, 2016, the total lease payments for the duration of the guarantee, which runs through December 2021, are approximately $59.2 million. If Facet were to default, the Company could also be responsible for lease-related costs including utilities, property taxes and common area maintenance that may be as much as the actual lease payments. The Company has recorded a liability of $10.7 million on the Company's Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, related to this guarantee. For more information regarding the leases, see Note 8.

11. Stock-Based Compensation

The Company grants restricted stock awards pursuant to a stockholder approved stock-based incentive plan. This incentive plan is described in further detail in Note 13, Stock-Based Compensation, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table summarizes the Company’s restricted stock award activity during the nine months ended September 30, 2016:

		Restricted Stock Awards
(In thousands except per share amounts)	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant-date Fair Value Per Share
Balance at December 31, 2015	4,684	586	$7.13
Granted	(1,254)	1,254	$3.31
Shares released	—	(155)	$6.04
Balance at September 30, 2016	3,430	1,685	$4.38

12. Cash Dividends

On August 3, 2016, the Company's board of directors decided to eliminate the quarterly cash dividend payment.

On May 2, 2016, the Company's board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on June 6, 2016. On June 13, 2016, the Company paid $8.2 million in connection with such dividend payment. Unvested restricted stock awards ("RSAs") as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

On January 26, 2016, the Company's board of directors declared a quarterly dividend of $0.05 per share of common stock to stockholders of record on March 4, 2016. On March 11, 2016, the Company paid $8.2 million in connection with such dividend payment. Unvested RSAs as of the record date are also entitled to dividends, which will only be paid when the RSAs vest and are released.

13. Income Taxes

Income tax expense for the three months ended September 30, 2016 and 2015, was $14.4 million and $40.9 million, respectively, and for the nine months ended September 30, 2016 and 2015, was $50.0 million and $135.2 million, respectively, which resulted primarily from applying the federal statutory income tax rate to income before income taxes. The Company’s effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on the Company's pro rata share of income earned by Noden as a controlled foreign corporations. The Company intends to indefinitely reinvest all of its undistributed foreign earnings outside of the United States.

The uncertain tax positions increased during the three months ended September 30, 2016 and 2015, by $0.6 million and $2.4 million, respectively, and increased during the nine months ended September 30, 2016 and 2015, by $2.6 million and $7.0 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

In general, the Company's income tax returns are subject to examination by U.S. federal, state and local tax authorities for tax years 1996 forward. In May 2012, the Company received a “no-change” letter from the Internal Revenue Service ("IRS") upon completion of an examination of the Company's 2008 federal tax return. The Company is currently under income tax examination in the state of California for the tax years 2009, 2010, 2011 and 2012. Although the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year, the Company does not anticipate any material change to the amount of its unrecognized tax benefit over the next 12 months.

14. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The Company includes unrealized net gains (losses) on investments held in its available-for-sale securities and unrealized gains (losses) on its cash flow hedges in other comprehensive income (loss), and present the amounts net of tax. Other comprehensive income (loss) is included in the Company's Condensed Consolidated Statements of Comprehensive Income.

The balance of accumulated other comprehensive income, net of tax, was as follows:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains on cash flow hedges	Net loss attributable to noncontrolling interests	Total Accumulated Other Comprehensive Income
(In thousands)
Beginning Balance at December 31, 2015	$435	$1,821	$—	$2,256
Activity for the nine months ended September 30, 2016	(435)	(1,821)	3	(2,253)
Ending Balance at September 30, 2016	$—	$—	$3	$3

15. Business Combinations

Description of the Noden Transaction

On July 1, 2016, the Noden Transaction was consummated for a cash consideration of $110.0 million payable to Novartis on July 1, 2016, the closing date of the acquisition. In addition, pursuant the terms of the Noden Purchase Agreement, Noden Pharma DAC is committed to pay Novartis the following amounts in cash: $89.0 million payable on the first anniversary of the closing date, and up to an additional $95.0 million contingent on achievement of sales targets and the date of the launch of a generic drug containing the pharmaceutical ingredient aliskiren.

On July 1, 2016, upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired a 6% equity interest in Noden. The equity interest of the noncontrolling interest holder is subject to vesting and repurchase rights over a four year period. At September 30, 2016, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of September 30, 2016.

Pursuant to the Noden Stockholders’ Agreements, the Company expects to make the following additional equity contributions to Noden: $32.0 million (and up to $89.0 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones.

In connection with the Noden Transaction, Noden Pharma DAC and Novartis also entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. Under the supply agreement, Novartis is also obligated to sell the Noden Products on a country-by-country basis during a specified time period prior to Noden Pharma DAC's assumption of responsibility for sales of Noden Product in such country, and to share profits from such sales with Noden Pharma DAC on a specified basis. The supply agreement may be terminated by either party for material breach that remains uncured for a specified time period. The supply agreement and Noden Purchase Agreement include other transitional activities to be performed by Novartis, the purpose of which is to effect a smooth transfer of the marketing authorizations necessary to complete the ownership transfer to Noden Pharma DAC.

Fair Value of Consideration Transferred

The preliminary fair value of consideration transferred totals $244.3 million, which consists of $216.7 million in acquired product rights, $23.9 million in customer relationships, $47.4 million in contingent consideration and $87.0 million in anniversary payments.  Contingent consideration includes the future payments that the Company may pay to Novartis based on achieving certain milestones.

The contingent consideration was measured at fair value and will be recognized as of the acquisition date. The Company determined the acquisition date fair value of the contingent consideration obligation based on an income approach derived from the Noden Products revenue estimates and a probability assessment with respect to the likelihood of achieving (a) the level of net sales or (b) generic product launch that would trigger the milestone payments. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The key assumptions in determining the fair value are the discount rate and the probability assigned to the potential milestones being achieved. At each reporting date, the Company will re-measure the contingent consideration obligation to estimated fair value. Any changes in the fair value of contingent consideration will be recognized in operating expenses until the contingent consideration arrangement is settled.

As of the effective time of the acquisition, the identifiable intangible assets are required to be measured at fair value and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of the valuation, it is assumed that all assets will be used in the manner that represents the highest and best use of those assets, but it is not assumed that any market synergies will be achieved. The consideration of synergies has been excluded because they are not considered to be factually supportable.

The fair value of identifiable assets is determined primarily using the “income method,” which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include, among other factors: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, income tax expense, capital expenditures and working capital requirements) and estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset.

Goodwill represents expected synergies resulting from other intangible assets that do not qualify for separate recognition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exist.

The following table presents a summary of the total fair value of consideration transferred for the Noden Products acquisition (in thousands):

Consideration paid in cash at closing	$109,938
Discounted anniversary payment	87,007
Fair value of contingent consideration	47,360
Total fair value of consideration transferred	$244,305

Assets Acquired and Liabilities Assumed

In accordance with the authoritative guidance for business combinations, the Noden Transaction was determined to be a business combination and is expected to be accounted for using the acquisition method of accounting. Due to the timing of the Noden Transaction, certain amounts are provisional and subject to change.  The provisional amounts consist primarily of the estimates of the fair value of intangible assets acquired, and contingent consideration.  The Company will finalize these amounts as we obtain the information necessary to complete the measurement process.  Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date.  These changes could be significant.  The Company will finalize these amounts no later than one year from the closing date.

The following table summarizes the fair values of the identifiable intangible assets acquired and liabilities assumed at the acquisition date (in thousands):

Acquired product rights	$216,690
Customer relationships	23,880
Goodwill	3,735
Net intangible assets	$244,305

The acquired product rights represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average of 10.0 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the preliminary estimates, or if the above scope of intangible assets is modified.

Acquisition-Related Costs

During the three and nine month periods ended September 30, 2016, the Company recorded $3.5 million in acquisition-related costs, which are expected to be reimbursed by Noden as part of the intercompany arrangement for acquisition-related costs on or before December 31, 2016.

Pro Forma Impact of Business Combination

The following table represents the unaudited consolidated financial information for the Company on a pro forma basis for the three and nine months ended September 30, 2016 and 2015, assuming that the Noden Transaction had closed on January 1, 2015. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the acquisition and are expected to have a continuing impact on the consolidated results. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands)
Pro forma revenues	$53,638	$161,452	$250,603	$529,312
Pro forma net income	$13,907	$66,419	$73,100	$227,290
Pro forma net income per share - basic	$0.08	$0.41	$0.45	$1.39
Pro forma net income per share - diluted	$0.08	$0.41	$0.45	$1.39

The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the Noden Transaction with the following adjustments:

•	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;

•	Eliminate transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for the Company; and

•
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of Ireland (12.5%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (35.0%).

16. Intangible Assets and Goodwill

Intangible Assets, Net

The components of intangible assets as of September 30, 2016 were as follows (in thousands, except for useful life):

(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Acquired products rights (1)	10	$216,690	$(5,417)	$211,273
Customer relationships (1)	10	23,880	(597)	23,283
		$240,570	$(6,014)	$234,556

(1) We acquired certain intangible assets as part of the Noden Transaction, as described further in Note 15.

Amortization expense for the three and nine months ended September 30, 2016 was $6.0 million and $6.0 million, respectively.
Based on the intangible assets recorded at September 30, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016 (Remaining three months)	$6,014
2017	24,057
2018	24,057
2019	24,057
2020	24,057
2021	24,057
Thereafter	108,257
Total purchased intangible assets	$234,556

Goodwill

The changes to carrying amount of goodwill for the three and nine months ended September 30, 2016 of $3.7 million relates to goodwill acquired in the Noden Transaction. As described in Note 15, the allocations of the goodwill balance associated with the Noden Transaction are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

17. Segment Information

Information regarding the Company's segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

Revenues by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Income generating assets	$39,510	$124,618	$163,681	$412,390
Product sales	14,128	—	14,128	—
Total revenues	$53,638	$124,618	$177,809	$412,390

Income (loss) by segment	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Income generating assets	$14,049	$69,459	$74,084	$232,221
Product sales	(142)	—	(142)	—
Total net income	$13,907	$69,459	$73,942	$232,221

18. Subsequent Events

On October 1, 2016, Noden Pharma DAC entered into a non-cancelable 10-year lease agreement, pursuant to which Noden Pharma DAC will lease building space to be used by it as its corporate office in Ireland. This lease commenced on October 1, 2016.

On October 31, 2016 the Company agreed with Direct Flow Medical to extend waivers relating to payment of interest and principal and compliance with liquidity requirements under the credit agreement until November 30, 2016. The Company is exploring its options while Direct Flow Medical continues to seek additional financing.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning new licensing, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue” or “opportunity,” or the negative thereof or other comparable terminology. The forward-looking statements in this quarterly report are only predictions. Although we believe that the expectations presented in the forward-looking statements contained herein are reasonable at the time they were made, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct. These forward-looking statements, including with regards to our future financial condition and results of operations, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below or incorporated by reference herein, and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

OVERVIEW

We seek to optimize our return on investments so as to provide a significant return for its shareholders by acquiring and managing a portfolio of companies, products, royalty agreements and debt facilities in the biotech, pharmaceutical and medical device industries. In 2012, we began providing alternative sources of capital through royalty monetizations and debt facilities and in 2016, we began making equity investments in commercial stage companies. To date, we have consummated 16 of such transactions. Of these transactions, five have concluded with an average annual return of 18.4%: Merus Labs, Durata, AxoGen, Avinger and Paradigm Spine. Four debt transactions are outstanding, representing deployed and committed capital of $268 million and $308 million, respectively: LENSAR, Direct Flow Medical, kaléo and CareView. Currently we have seven royalty transactions outstanding representing deployed and committed capital of $496 million and $537 million, respectively: Depomed, VB, University of Michigan, ARIAD, AcelRx and KYBELLA®. One hybrid royalty/debt transaction is outstanding representing deployed and committed capital of $44 million: Wellstat Diagnostics. The most recent equity and loan investments in Noden represents deployed and committed capital of $110.0 million and $202.0 million, respectively.

In connection with the Noden Transaction described below, in July 2016, we began operating in two reportable segments: income generating assets and product sales. Our income generating assets consists of royalties from Queen et al. patents, notes and other long-term receivables, royalty rights - at fair value and equity investments. Our product sales segment consists of revenue derived from Tekturna®, Tekturna HCT®, Rasilez® and Rasilez HCT® sales. Prospectively, we expect to focus on the acquisition of additional products and expect to transact fewer royalty transactions and still fewer debt transactions. Therefore, we anticipate that over time more of our revenues will come from our product sales segment and less of our revenues will come from our income generating assets segment.

Income Generating Assets

We acquire income generating assets when such assets can be acquired on terms that we believe allow us to increase return to our stockholders. These income generating assets are typically in the form of notes receivables, royalty rights and hybrid notes/royalty receivables and in some cases, equity. We primarily focus our income generating asset acquisition strategy on commercial-stage therapies and medical devices having strong economic fundamentals. However, we do not expect that our acquired income generating assets will, in the near term, replace completely the revenues we generated from our license agreements related to our patents covering the humanization of antibodies, which we refer to as our Queen et al. patents. In the second quarter of 2016, our revenues materially decreased after we stopped receiving payments from certain Queen et al. patent licenses and legal settlements, which accounted for 82% of our 2015 revenues.

Royalties from Queen et al. patents

While the Queen et al. patents have expired and the resulting royalty revenue has dropped substantially since the first quarter of 2016, there is a know-how royalty on the antibody of solanezumab (currently in Phase 3 trials) being investigated as a therapy to slow the progression of Alzheimer's Disease in patients wiht a mild form of the disease. Under a licensing agreement with Eli Lilly & Company ("Eli Lilly"), who is developing and is expected to commercialize solanezumab if approved, we are entitled to a know-how royalty of 2% of net sales for 12.5 years after its first commercialization. According to Eli Lilly, top line data from this Phase 3 trial is expected in the fourth quarter of 2016.

Notes and Other Long-Term Receivables

We enter into credit agreements with borrowers across the healthcare industry, under which we make available cash advances to be used by the borrower. Obligations under these credit agreements are typically secured by a pledge of substantially all of the assets of the borrower and any of its subsidiaries. At September 30, 2016, we had a total of six notes receivable (or a hybrid of notes and royalty receivable) transactions outstanding.

Royalty Rights - At Fair Value

We enter into various royalty agreements with counterparties, whereby the counterparty conveys to us the right to receive royalties that are typically payable on sales revenue generated by the sale, distribution or other use of the counterparties' products. Certain of our royalty agreements provide the counterparty with the right to repurchase the royalty rights at any time for a specified amount.

We record the royalty rights at fair value using discounted cash flows related to the expected future cash flows to be received. We use significant judgment in determining our valuation inputs, including estimates as to the probability and timing of future sales of the licensed product. A third-party expert is generally engaged to assist us with the development of our estimate of the expected future cash flows. The estimated fair value of the asset is subject to variation should those cash flows vary significantly from our estimates. At each reporting period, an evaluation is performed to assess those estimates, discount rates utilized and general market conditions affecting fair market value. At September 30, 2016, we had a total of six royalty rights transactions outstanding.

Equity Investments

In addition to credit and royalty agreements, we make equity investments in healthcare companies. For example, we have acquired warrants to purchase equity interests in connection with certain of our existing debt transactions. Our investment objective with respect to these equity investment is to maximize our portfolio total return by generating current income from capital appreciation. Our primary business objectives are to increase our net income, net operating income and asset value by investing in warrants and equity of companies with the potential for equity appreciation and realized gains.

Product Sales

In addition to equity transactions with respect to income generating assets, we recently began making, and plan to continue to make, equity investments and other acquisitions related to companies who own or are acquiring pharmaceutical products. Our investment objective with respect to these transactions is to maximize our portfolio's total return by generating current income from product sales. We consummated our first investment of this type in July 2016 in connection with the Noden Transaction described below.

Recent Acquisitions

Noden Purchase Agreement

On July 1, 2016, Noden Pharma DAC, entered into an asset purchase agreement ("Noden Purchase Agreement") where by it purchased from Novartis Pharma AG ("Novartis") the exclusive worldwide rights to manufacture, market, and sell the branded prescription medicine product sold under the name Tekturna® and Tekturna HCT® in the United States and Rasilez® and Rasilez HCT® in the rest of the world (collectively the "Noden Products") and certain related assets and assumed certain related liabilities (the "Noden Transaction"). Upon the consummation of the Noden Transaction, a noncontrolling interest holder acquired 6% equity interest in Noden Pharma DAC and Noden Pharma USA Inc. (collectively "Noden"). The equity interest of the noncontrolling interest holder are subject to vesting and repurchase rights over a four year period. At September 30, 2016, 80% of the noncontrolling interest was subject to repurchase. The Company determined that Noden shall be consolidated under the voting interest model as of September 30, 2016.

Tekturna (and Rasilez outside the United States) contains aliskiren, a direct renin inhibitor, for the treatment of hypertension. While indicated as a first line treatment, it is more commonly used as a third line treatment in those patients who are intolerant of angiotensin converting enzymes ("ACEs") and angiotensin II receptor blockers ("ARBs"). It is not indicated for use with ACEs and ARBs in patients with diabetes or renal impairment. Tekturna HCT or Rasilez HCT outside the United States) is a combination of aliskiren and hyrrochlorothiazide, a thiazide diuretic, for the treatment of hypertension in patients not adequately controlled by monotherapy and as an initial therapy in patients likely to need multiple drugs to achieve their blood pressure goals. It is not indicated for use with ACES and ARBs in patient with diabetes or renal impairment and not for use in patients with known anuria or hypersensitivity to sulfonamide derived drugs. Studies indicate that approximately 12% of hypertension patients are ACE/ARB inhibitor-intolerant.

The agreement between Novartis and Noden provides for various transition periods for development and commercialization activities relating to the Noden Products. Initially, Novartis will continue to distribute the four products on behalf of Noden worldwide and Noden will receive a profit split on such sales. In the United States, the duration of the profit split ran from July 1, 2016 through the September 30, 2016. Outside the United States, the profit split is expected to run from July 1, 2016 through approximately March 31, 2017. The event that terminates the profit split arrangement is the transfer of the marketing authorization for the four products from Novartis to Noden. Generally, the profit split to Noden is defined as gross revenues less both a low single digit percentage as a fee to Novartis and the applicable rebates, trade discounts, returns, etc. Prior to the transfer of the marketing authorization revenue will be recognized on a net basis.

Because Novartis has not actively commercialized the four products for a number of years, and sales of the four products have been declining annually since that time, the ability of Noden to promote these four products successfully and efficiently will determine whether revenues can be stabilized and grown.

Kybella

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired the individual’s rights to receive certain royalties on sales of KYBELLA by Allergan, Plc in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets. PDL started to receive royalty payments during the third quarter of 2016.

On April 29, 2015, the U.S. Food and Drug Administration (“FDA”) approved KYBELLA (deoxycholic acid), a treatment for adults with moderate-to-severe fat below the chin, known as submental fat.

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

Our U.S patent No. 5,693,761 ('761 Patent), which expired on December 2, 2014, covered methods and materials used in the manufacture of humanized antibodies. In addition to covering methods and materials used in the manufacture of humanized antibodies, coverage under our ‘761 Patent typically extended to the use or sale of compositions made with those methods and/or materials.

Our European patent no. 0 451 216B ('216B Patent) expired in Europe in December 2009. We have been granted Supplementary Protection Certificates ("SPCs") for the Avastin®, Herceptin®, Lucentis®, Xolair® and Tysabri® products in many of the jurisdictions in the European Union in connection with the ‘216B Patent. The SPCs effectively extended our patent protection with respect to Avastin, Herceptin, Lucentis, Xolair and Tysabri generally until December 2014, except that the SPCs for Herceptin expired in July 2014. Because SPCs are granted on a jurisdiction-by-jurisdiction basis, the duration of the extension varies slightly in certain jurisdictions. We expect to receive royalties beyond expiration of our patents and SPCs based on the terms of our licenses and our legal settlements. Our revenue from payments made from the Queen et al. patents license and settlement materially decreased in the second quarter of 2016, with only revenue recognized from Tysabri.

Tekturna is protected by multiple patents worldwide, which specifically cover the composition of matter, the pharmaceutical formulations and methods of production. In the United States, the FDA Orange Book lists one patent, U.S. patent No. 5,559,111 (‘111 Patent), which covers compositions of matter comprising aliskiren. The ‘111 Patent expires on July 21, 2018 unless a pediatric extension is granted, in which case it will expire on January 21, 2019. In addition, the FDA Orange Book for Tekturna lists U.S. Patent No. 8,617,595 which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on February 19, 2026. The FDA Orange Book for Tekturna HCT lists U.S. patent No. 8,618,172 which covers certain compositions comprising aliskiren, together with other formulation components, and will expire on July 13, 2028. In Europe, European patent No. 678 503B expired in 2015. However, numerous SPCs have been granted which are based on the ‘503B patent and which will provide for extended protection. These SPCs generally expire in April of 2020.

Licensing Agreements

We have entered into licensing agreements under our Queen et al. patents with numerous entities that are independently developing or have developed humanized antibodies. Although the Queen et al. patents and related rights have expired, we are entitled under our license agreements to continue to receive royalties in certain instances based on net sales of products that were made prior to but sold after patent expiry. In addition, we are entitled to royalties based on know-how provided to a licensee. In general, these agreements cover antibodies targeting antigens specified in the license agreements. Under our licensing agreements, we are entitled to receive a flat-rate royalty based upon our licensees’ net sales of covered antibodies.

Our total revenues from licensees under our Queen et al. patents were $15.0 million and $119.2 million, net of rebates and foreign exchange hedge adjustments, for the three months ended September 30, 2016 and 2015, respectively, and $150.6 million and $363.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Licensing Agreements for Marketed Products

In the nine months ended September 30, 2016 and 2015, we received royalties on sales of the ten humanized antibody products listed below, all of which are currently approved for use by the FDA and other regulatory agencies outside the United States.

Licensee	Product Names
Genentech	Avastin
Herceptin
Xolair
Lucentis
Perjeta®
Kadcyla®

Biogen	Tysabri

Chugai	Actemra®

Roche	Gazyva®

Takeda	Entyvio®

Genentech

We entered into a master patent license agreement, effective September 25, 1998, under which we granted Genentech a license under our Queen et al. patents to make, use and sell certain antibody products.

On January 31, 2014, we entered into the Settlement Agreement with Genentech, Inc. ("Genentech") and F. Hoffman LaRoche, Ltd. ("Roche") ("Settlement Agreement") that resolved all existing legal disputes between the parties.

The Settlement Agreement precludes Genentech and Roche from challenging the validity of our patents, including our SPCs in Europe, from contesting their obligation to pay royalties to us, from contesting patent coverage for Avastin, Herceptin, Lucentis, Xolair, Perjeta, Kadcyla and Gazyva and from assisting or encouraging any third party in challenging our patents and SPCs. The Settlement Agreement further outlines the conduct of any audits initiated by us of the books and records of Genentech in an effort to ensure a full and fair audit procedure. Finally, the Settlement Agreement clarifies that the sales amounts from which the royalties are calculated do not include certain taxes and discounts. Under the terms of the Settlement Agreement, we ceased receiving any revenue from Genentech after the first quarter of 2016.

Biogen

We entered into a patent license agreement, effective April 24, 1998, under which we granted to Elan Corporation, PLC ("Elan") a license under our Queen et al. patents to make, use and sell antibodies that bind to the cellular adhesion molecule α4 in patients with multiple sclerosis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on Elan’s net sales of the Tysabri product. This license agreement entitles us to royalties following the expiration of our patents with respect to sales of licensed product manufactured prior to patent expiry in jurisdictions providing patent protection. In April 2013, Biogen, Inc. ("Biogen") completed its purchase of Elan's interest in Tysabri, and in connection with such purchase all obligations under our patent license agreement with Elan were assumed by Biogen.

Chugai

We entered into a patent license agreement, effective May 18, 2000, with Chugai Pharmaceutical Co., Ltd. ("Chugai"), a majority owned subsidiary of Roche, under which we granted to Chugai a license under our Queen et al. patents to make, use and sell antibodies that bind to interleukin-6 receptors to prevent inflammatory cascades involving multiple cell types for the treatment of rheumatoid arthritis. Under the agreement, we are entitled to receive a flat royalty rate in the low, single digits based on net sales of the Actemra product manufactured in the United States prior to patent expiry. The agreement continued

until the expiration of the last to expire of our Queen et al. patents. Chugai was obligated to pay us royalties on net sales occurring prior to the expiration of any Queen et al. patent which covers the manufacture, use or sale of Actemra. Because the relevant patent rights expired in the fourth quarter of 2014, we did not receive any revenues from Actemra after the first quarter of 2015.

Licensing Agreements for Non-Marketed Products

Solanezumab is an Eli Lilly-licensed monoclonal antibody for the treatment of Alzheimer's disease. If this antibody for Alzheimer’s disease is approved, we would be entitled to receive a royalty based on a "know-how" license for technology provided in the design of this antibody. The 2% royalty payable for "know-how" runs for 12.5 years after the product's initial commercialization. It is currently in Phase 3 testing with results expected in late 2016. On March 15, 2016, Eli Lilly announced a change to the primary endpoint of this trial. The original trial design included co-primary endpoints of cognition and function. Eli Lilly amended the trial design to include a single primary endpoint of cognition. The functional outcomes will be measured as key secondary endpoints. Eli Lilly explained that the change was prompted by emerging scientific evidence that cognitive declines precede and predict functional declines. The change in endpoints affects the study’s data analysis but does not otherwise change the conduct of the study.

Economic and Industry-wide Factors

Various economic and industry-wide factors are relevant to our business, including changes to laws and interpretation of those laws that protect our intellectual property rights, our licensees ability to obtain or retain regulatory approval for products licensed under our patents, fluctuations in foreign currency exchange rates, the ability to attract, retain and integrate qualified personnel, as well as overall global economic conditions. We actively monitor economic, industry and market factors affecting our business; however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. See also the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and our subsequent quarterly filings for additional factors that may impact our business and results of operations.

Dividend Payment

On August 3, 2016, our board of directors decided to eliminate the quarterly cash dividend payment.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on our limited historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our financial statements, included elsewhere in this report. However, we believe that certain of those significant accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 related to our historical business. We acquired Noden in early July 2016. As such, we identified additional critical accounting policies as of September 30, 2016 related to inventory, goodwill, intangible assets, product revenue, foreign currency translation and business combination, further described in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this report.

Operating Results

Three and nine months ended September 30, 2016, compared to three and nine months ended September 30, 2015

Revenues

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2016	2015	Year %	2016	2015	Year %
(Dollars in thousands)
Revenues
Royalties from Queen et al. patents	$14,958	$119,222	(87%)	$150,645	$363,916	(59%)
Royalty rights - change in fair value	16,085	(4,280)	(476%)	(11,872)	19,298	(162%)
Interest revenue	8,594	9,096	(6%)	24,901	28,596	(13%)
Product revenue	14,128	—	N/M	14,128	—	N/M
License and other	(127)	580	(122%)	7	580	(99%)
Total revenues	$53,638	$124,618	(57%)	$177,809	$412,390	(57%)
_______________________
N/M = Not meaningful

Total revenues were $53.6 million for the three months ended September 30, 2016, compared with $124.6 million for the three months ended September 30, 2015. Our total revenues declined by 57%, or $71.0 million, for the three months ended months ended September 30, 2016, when compared to the same period of 2015. The decrease was primarily due to the expiration of the patent license agreement with Genentech, partially offset by the increase in estimated fair value of the Depomed, ARIAD, and AcelRx royalty assets recognized in revenues, as well as due to the product revenues from the Noden entity.

Revenue from our income generating assets segment for the three month ended September 30, 2016 were $39.5 million, a decrease of 68.3%, or $85.1 million, compared to the same period last year, primarily due to the reduction in royalties related to the Queen et al. patents from $119.2 million to $15.0 million because we ceased receiving revenue from Genentech after the first quarter of 2016. This decrease was partially offset by an increase in royalty rights - change in fair value due to a $5.0 million FDA approval milestone for Invokamet XR a Type 2 diabetes drug, which was earned as part of our Depomed portfolio. Net cash royalty payments for the third quarter in 2016 were $15.3 million, compared with $6.9 million in the same period of the previous year.

Revenue from our product sales segment for the three months ended September 30, 2016 were $14.1 million, an increase of 100% compared to the same period last year. All product revenues were derived from sales of the Noden Products. While we acquired the exclusive worldwide rights to manufacture, market, and sell the Noden Products from Novartis at the beginning of the period, Novartis was still the primary obligor, therefore revenue is presented on a net basis for the third quarter in 2016. Our revenue recognition policies require estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance for product sales at each period.

Total revenues were $177.8 million for the nine months ended September 30, 2016, compared with $412.4 million for the nine months ended September 30, 2015. Our total revenues declined by 57%, or $234.6 million, for the nine months ended September 30, 2016, when compared to the same period in 2015. The decrease was primarily due to PDL ceased receiving any revenue from Genentech after the first quarter of 2016 and the decrease in fair value of Glumetza, Cerdelga and VB.

Revenue from our income generating assets segment for the nine months ended September 30, 2016 were $163.7 million, a decrease of 60.3%, or $248.7 million, compared to the same period last year, primarily due to the reduction in royalties related to the Queen et al. patents from $363.9 million to $150.6 million because we ceased receiving revenue from Genentech after the first quarter of 2016. In addition, royalty rights - change in fair value was negative $11.9 million for the nine months ended September 30, 2016, primarily as result of a $83.2 million and $5.5 million reductions in estimated fair value of the Depomed and U-M royalty rights, respectively, offset by $47.2 million net cash royalty payments through the third quarter of 2016. The reductions in Depomed’s and the U-M’s royalty rights are primarily due to the reduction in future cash projections as a result of the net pricing deterioration and higher erosion of Glumetza’s market share and the delay in pricing and reimbursement decisions for Cerdelga in the European Union and Japan, respectively. The decrease in interest revenue for the nine months ended September 30, 2016, when compared to the same period in 2015 was primarily due to reduced interest revenue from Direct Flow Medical.

Revenue from our product sales segment for the nine months ended September 30, 2016 were $14.1 million, an increase of 100% compared to the same period last year. All product revenues were derived from sales of the Noden Products, as described above.

The following tables provides a summary of activity with respect to our royalty rights - change in fair value for the nine months ended September 30, 2016 (in thousands):

		Change in	Royalty Rights -
	Cash Royalties	Fair Value	Change in Fair Value
Depomed	$38,383	$(57,559)	$(19,176)
VB	1,142	(2,328)	(1,186)
U-M	2,199	(5,549)	(3,350)
ARIAD	4,575	103	4,678
AcelRx	3	6,612	6,615
Avinger	915	(667)	248
KYBELLA	23	276	299
	$47,240	$(59,112)	$(11,872)

The following table summarizes the percentage of our total revenues that individually accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Licensee	Product Name	2016	2015	2016	2015
Genentech	Avastin	0%	32%	22%	28%
	Herceptin	0%	32%	22%	28%
	Xolair	0%	10%	7%	8%

Biogen	Tysabri	28%	11%	24%	10%

Depomed	Glumetza, Janumet and Jentadueto	18%	N/M	N/M	2%

Novartis/Noden	Tekturna, Tekturna HCT, Rasilez and Rasilez HCT	26%	0%	8%	0%
_______________________
N/M = Not meaningful

Foreign currency exchange rates also impact our reported revenues, primarily from licenses of the Queen et al. patents. Our revenues may fluctuate due to changes in foreign currency exchange rates and are subject to foreign currency exchange risk. While foreign currency conversion terms vary by license agreement, generally most agreements require that royalties first be calculated in the currency of sale and then converted into U.S. dollars using the average daily exchange rates for that currency for a specified period at the end of the calendar quarter. Accordingly, when the U.S. dollar weakens against other currencies, the converted amount is greater than it otherwise would have been had the U.S. dollar strengthened. For example, in a quarter in which we generate $10.0 million in royalty revenues, and when approximately $5.0 million of such royalty revenues are based on sales in currencies other than U.S. dollar, if the U.S. dollar strengthens across all currencies by 10% during the reporting period for that quarter, when compared to the same amount of local currency royalties for the prior year, U.S. dollar converted royalties will be approximately $0.5 million less in the current quarter than in the prior year's quarter.

For the three and nine months ended September 30, 2016 and 2015, we hedged certain Euro-denominated currency exposures related to our licensees’ product sales with Euro forward contracts. We designated foreign currency exchange contracts used to hedge royalty revenues based on underlying Euro-denominated sales as cash flow hedges. The aggregate unrealized gain or loss, net of tax, on the effective portion of the hedge was recorded in stockholders’ equity as "Accumulated other comprehensive income". Realized gains or losses on cash flow hedges were recognized as an adjustment to royalty revenue in the same period that the hedged transaction impacts earnings. For the three months ended September 30, 2016 and 2015, we recognized zero and $2.3 million, respectively, and for the nine months ended September 30, 2016 and 2015, we recognized $2.8 million and $6.0 million, respectively, as additions in royalty revenues from our Euro forward contracts.

Operating Expenses

	Three Months Ended		Change from Prior	Nine Months Ended		Change from Prior
	September 30,			September 30,
	2016	2015	Year %	2016	2015	Year %
(In thousands)
Amortization of intangible assets	$6,014	$—	N/M	$6,014	$—	N/M
General and administrative	10,396	8,450	23%	27,193	23,545	15%
Sales and marketing	11	—	N/M	11	—	N/M
Research and development	1,933	—	N/M	1,933	—	N/M
Change in fair value of acquisition-related contingent consideration	2,083	—	N/M	2,083	—	N/M
Acquisition-related costs	546	—	N/M	3,505	—	N/M
Total operating expenses	$20,983	$8,450	148%	$40,739	$23,545	73%
Percentage of total revenues	39%	7%		23%	6%
____________________
N/M = Not meaningful

The increase in operating expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was a result of the product sales segment acquisition, contributing an additional $6.0 million of acquisition intangible amortization, $2.1 million in a change in fair value in acquisition-related contingent consideration, $1.9 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna and acquisition related costs of approximately $500,000. General and administrative expenses increased by $1.9 million of which $1.1 million relates to the increased headcount due to the Noden Products acquisition and approximately $300,000 of additional stock-based compensation expenses and an increase in legal services mostly related to ongoing legal proceedings.

The increase in operating expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was a result of the product sales segment acquisition, contributing an additional $6.0 million of acquisition intangible amortization, $2.1 million in a change in fair value in acquisition-related contingent consideration, $1.9 million in research and development costs for the completion of a pediatric trial for the acquired branded prescription medicines Tekturna and acquisition related costs of $3.5 million, which consist primarily of legal, accounting, valuation, advisory and other professional fees relating to the Noden Transaction. General and administrative expenses increased by $3.6 million as result of the increased headcount due to the Noden Products acquisition and $1.2 million of additional stock-based compensation expenses and an increase in legal services mostly related to ongoing legal proceedings.

Non-operating Expense, Net

Non-operating expense, net, decreased, in part, primarily due to the decrease in interest expense from the expiration of the March 2015 Term Loan during the first quarter of 2016, the early repayment of a portion of the February 2018 Notes during the fourth quarter of 2015 and from the retirement of the Series 2012 Notes and May 2015 Notes during the first and second quarters of 2015. The decrease in interest expense for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, consisted primarily of non-cash interest expense as we are required to compute interest expense using the interest rate for similar nonconvertible instruments in accordance with the accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion.

Income Taxes

Income tax expense for the three months ended September 30, 2016 and 2015, was $14.4 million and $40.9 million, respectively, and for the nine months ended September 30, 2016 and 2015, was $50.0 million and $135.2 million which resulted primarily from applying the federal statutory income tax rate to income before income taxes. Our effective tax rates for the current period differs from the U.S. federal statutory rate of 35% due primarily to the effect of Subpart F income as result of the product acquisition triggering U.S. tax on our pro rata share of income earned by Noden as a controlled foreign corporations during the transitional service period. We intend to indefinitely reinvest all of our undistributed foreign earnings outside the United States.

The uncertain tax positions increased during the three months ended September 30, 2016 and 2015, by $0.6 million and $2.4 million, respectively, and increased during the nine months ended September 30, 2016 and 2015, by $2.6 million and $7.0 million, respectively, resulting from an increase in tax uncertainties and estimated tax liabilities.

Net Income per Share

Net income per share for the three and nine months ended September 30, 2016 and 2015, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income per share - basic	$0.08	$0.42	$0.45	$1.42
Net income per share - diluted	$0.08	$0.42	$0.45	$1.42

Liquidity and Capital Resources

We finance our operations primarily through royalty and other license-related revenues, public and private placements of debt and equity securities, interest income on invested capital and revenues from product sales. We currently have one part-time and ten full-time employees managing our intellectual property, our asset acquisitions and other corporate activities as well as providing for certain essential reporting and management functions of a public company.

We had cash, cash equivalents and short-term investments in the aggregate of $114.6 million and $220.4 million at September 30, 2016, and December 31, 2015, respectively. The decrease was primarily attributable to the acquisition of a business, net of cash of $109.9 million, the purchase of a certificate of deposit for $75.0 million, the purchase of additional royalty rights for $59.5 million, repayment of the March 2015 Term Loan for $25.0 million, payment of dividends of $16.4 million, an additional note receivable purchase of $8.0 million, the purchase of short-term investments of $8.0 million, and the payment of debt issuance costs of $0.3 million, partially offset by the repayment of a note receivable balance of $54.7 million, proceeds from royalty right payments of $47.2 million, proceeds from the sale of available-for-sale securities of $1.7 million, cash received from a noncontrolling investor of $0.3 million and cash generated by operating activities of $86.1 million.

On July 28, 2016, PDL funded the second tranche of $50.0 million due on the first anniversary of the closing date under the terms of the royalty interest assignment agreement (the "ARIAD Royalty Agreement"), dated July 28, 2015, between us and ARIAD Pharmaceuticals, Inc. ("ARIAD").

Although the last of our Queen et al. patents expired in December 2014, we have received royalties beyond expiration based on the terms of our licenses and our legal settlements. We believe that cash from future revenues from acquired income generating assets, net of operating expenses, debt service and income taxes, plus cash on hand, will be sufficient to fund our operations over the next several years. However, we do not expect that our acquired income generating assets will result in cash flows to us, in the near term, that will replace the cash flows we received from our license agreements related to the Queen et al. patents. In the second quarter of 2016, our cash flows materially decreased after we stopped receiving payments from certain of the Queen et al. patent licenses and our legal settlements. Our continued success is dependent on our ability to acquire new income generating assets and products, and the timing of these transactions, in order to provide recurring cash flows going forward and to support our business model, and to pay amounts due on our debt as they become due.

We continuously evaluate alternatives to increase return for our stockholders, including, for example, purchasing income generating assets, selling discreet assets, buying back our convertible notes, repurchasing our common stock and selling our company.

We may consider additional debt or equity financings to support the growth of our business if cash flows from existing investments are not sufficient to fund future potential investment opportunities and acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Convertible Note

As of September 30, 2016, our convertible note obligation consisted of our February 2018 Notes, which in the aggregate totaled $246.4 million in principal.

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

Notes Receivable and Other Long-Term Receivables

Pursuant to our credit agreement with CareView, we made available to CareView up to $40.0 million in two tranches of $20.0 million each. We funded the first tranche of $20.0 million, net of fees, upon CareView’s attainment of a specified milestone relating to the placement of CareView Systems, on October 7, 2015. On October 7, 2015, we amended the credit agreement to modify certain definitions related to the first and second tranche milestones. The additional $20.0 million in the form of a second tranche continues to be available upon CareView’s attainment of specified milestones relating to the placement of CareView Systems and consolidated earnings before interest, taxes, depreciation and amortization, to be accomplished no later than June 30, 2017 under the terms of the amended credit agreement.

On August 29, 2016, we received approximately $57.5 million in connection with prepayment of the loans under the Paradigm Spine Credit Agreement, which included a repayment of the full principal amount outstanding of $54.7 million, plus accrued interest and a prepayment fee.

Royalty Rights - At Fair Value

Pursuant to the ARIAD Royalty Agreement, ARIAD sold to us the right to receive specified royalties on ARIAD’s Net Revenues (as defined in the ARIAD Royalty Agreement) generated by the sale, distribution or other use of ARIAD’s product Iclusig (ponatinib). In exchange for the rights to receive specific royalties on ARIAD's net revenues of ARIAD's product Iclusig, the ARIAD Royalty Agreement, as amended, provides for the funding of up to $140.0 million in cash to ARIAD. Funding of the first $100.0 million was made in two tranches of $50.0 million each. We funded the initial amount on July 28, 2015 and we funded an additional $50.0 million on July 28, 2016, the first anniversary of the closing date. In addition, ARIAD has an option to draw up to an additional $40.0 million which may be funded, at ARIAD's option, in July 2017.

Noden Purchase Agreement

Pursuant to the Noden Stockholders’ Agreement, we will make the following additional equity contributions to Noden: $32.0 million (and up to $89.0 million if Noden is unable to obtain debt financing) on July 1, 2017 to fund the anniversary payment under the Noden Purchase Agreement, and at least $38.0 million to fund a portion of certain milestone payments under the Noden Purchase Agreement, subject to the occurrence of such milestones. In exchange for such equity contributions, we were issued and will be issued ordinary shares and preferred shares. For a separate contribution, Elie Farah, chief executive officer of Noden, was also issued preferred and ordinary shares subject to certain vesting restrictions.

Kybella Royalty Agreement

On July 8, 2016, we entered into a royalty purchase and sales agreement with an individual, whereby we acquired that individual's rights to receive certain royalties on sales of KYBELLA by Allergan, in exchange for a $9.5 million cash payment and up to $1.0 million in future milestone payments based upon product sales targets.

Guarantees

On June 30, 2016, the Company purchased a $75.0 million certificate of deposit, which is designated as cash collateral for the $75.0 million letter of credit issued on July 1, 2016 with respect to the first anniversary payment under the Noden Purchase
Agreement. In addition, we provided an irrevocable and unconditional guarantee to Novartis, to pay up to $14.0 million of the remaining amount of the first anniversary payment not covered by the letter of credit. The Company concluded that both guarantees are contingent obligations and shall be accounted for in accordance with ASC 450, Contingencies. Further, it was concluded that both guarantees do not meet the conditions to be accrued at September 30, 2016.

Unconditional Purchase Obligation

In connection with the Noden Transaction, Noden entered into an unconditional purchase obligation with Novartis to acquire all local finished goods inventory in certain countries upon transfer of the applicable marketing authorization rights in such country. The purchase is payable within 60 days after the transfer of the marketing authorization rights. The agreement does not specify minimum quantities but details pricing terms.

In addition, Noden and Novartis entered into a supply agreement pursuant to which Novartis will manufacture and supply to Noden a finished form of the Noden Products and bulk drug form of the Noden Products for specified periods of time prior to the transfer of manufacturing responsibilities for the Noden Products to another manufacturer. The supply agreement specifies minimum quantities and pricing terms.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, there have been no material changes in our market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On July1, 2016, we acquired Noden Products. We are in the process of integrating the acquired Noden Products and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the nine months ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis, and no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to improve and refine our internal controls and our compliance with existing controls is an ongoing process.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The information set forth in Note 8 “Commitments and Contingencies” to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 3, 2016
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

10.1
Noden Pharma DAC Investment and Stockholders' Agreement by and among Noden Pharma DAC, PDL Biopharma, Inc., Eli Farah and other Persons listed on Annex A thereto, dated as of July 1, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 4, 2016).†

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